Form 10QSB
period 1995-03-31
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 1995-05-12
CIK 724024

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                 -------------

                                  Form 10-QSB


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                      For the period ended March 31, 1995

                                      or

            [_] Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                        For the transition period from
                              ________to________

                        Commission File Number 0-11453

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
            (Exact name of registrant as specified in its charter)


          TEXAS                                               75-1458323
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)



              1301 Capital of Texas Highway  Austin, Texas   78746
                (Address of principal executive offices)   (Zip Code)


                                (512) 328-0888
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X    NO
    -----     -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                            Number of Shares Outstanding at
     Title of Each Class                            April 28, 1995
     -------------------                            --------------
  Common Stock, $.10 par value                         3,571,684

================================================================================

                                    PART I

                             FINANCIAL INFORMATION

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

                                                         Three Months Ended
                                                              March 31,
                                                        1995            1994
                                                      --------        --------
Revenues:

Financial services                                     $2,830           2,765
Computer systems/software                               1,273             825
Publications                                                0               1
Real estate                                               162             125
Investments and other                                     418             148
                                                      --------        --------
   Total revenue                                        4,683           3,864

Expenses:

Financial services                                      2,541           2,505
Computer systems/software                               1,107             857
Publications                                              139              79
Real estate                                               123             109
General and administrative                                738             242
Interest                                                   26              46
                                                      --------        --------
   Total expenses                                       4,674           3,838
                                                      --------        --------
Operating income                                            9              26

Equity in earnings of unconsolidated
  affiliate                                               301             173
                                                      --------        --------
    Earnings before income taxes                          310             199

Income tax expense                                        108              62
                                                      --------        --------
    Net earnings                                         $202             137
                                                      ========        ========
Earnings per common share:
   Primary                                              $0.06            0.04
                                                      ========        ========
   Fully Diluted                                        $0.06            0.04
                                                      ========        ========
Primary weighted average shares outstanding             3,580           3,540
                                                      ========        ========
Fully Diluted weighted average shares outstanding       3,601           3,540
                                                      ========        ========

See accompanying notes to consolidated financial statements

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)



(In thousands)


                                               March 31,         December 31,
                                                 1995                1994
                                               ---------         ------------
[S]                                               [C]             [C]
ASSETS

Current Assets:
  Cash and cash investments                      $4,460                3,266
  Marketable securities                             598                1,491
  Trading account securities                      1,653                  661
  Notes receivable - current                        310                  325
  Management fees and other receivables           1,826                2,932
  Receivable from clearing broker                    --                  491
  Deferred income taxes                             120                  163
  Prepaid expenses and other                        931                  806
                                               ---------             --------
      Total current assets                        9,898               10,135


Notes receivable, less current portion              695                  915
Property and equipment                            2,064                2,025
Investment in Prime Medical Services, Inc.        5,959                5,658
Other assets                                      1,184                1,185
                                               ---------             --------

Total Assets                                    $19,800               19,918
                                               =========             ========


See accompanying notes to consolidated financial statements

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)


                                                  March 31,        December 31,
                                                     1995              1994
                                                  ---------        ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current installments of obligations under
    capital leases                                    $279                 327
  Accounts payable - trade                             406                 809
  Accrued compensation                                 118                 488
  Payable to clearing broker                           432                ----
  Accrued expenses and other liabilities             2,557               2,168
  Federal income taxes payable                         (61)                257
                                                  ---------        ------------
      Total current liabilities                      3,731               4,049


Long-term obligations                                  806                 878
                                                  ---------        ------------
      Total liabilities                              4,537               4,927

Shareholders' Equity:
  Preferred stock, $1.00 par value, 1,000,000
    shares authorized                                 ----                ----
  Common stock, $0.10 par value, shares
    authorized 20,000,000; issued 3,521,684
    at 3/31/95 and 3,471,684 at 12/31/94               352                 347
  Additional paid-in capital                         4,539               4,469
  Unrealized holding gains                              39                  44
  Retained earnings                                 10,876              10,674
  Reciprocal stockholdings                            (543)               (543)
                                                  ---------        ------------
      Total shareholders' equity                    15,263              14,991

Total Liabilities and Shareholders' Equity         $19,800              19,918
                                                  =========        ============

See accompanying notes to consolidated financial statements

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
               Consolidated Statements of Cash Flows (Unaudited)

(In thousands)


                                                      Three Months Ended
                                                           March 31,
                                                      1995           1994
                                                    --------       --------
Cash flows from operating activities:
  Cash received from customers                       $5,268          4,067
  Cash paid to suppliers and employees               (5,089)        (4,384)
  Change in trading account securities                 (992)        (1,430)
  Change in payable to clearing broker                  923          1,373
  Interest paid                                         (26)           (46)
  Income taxes paid                                    (253)           ---
  Interest, dividends and other investment
    proceeds                                            416            149
                                                    --------       --------
      Net cash provided by (used in) operating
        activities                                      247           (271)

Cash flows from investing activities:
  Proceeds from the sale of marketable securities       885            ---
  Payments for purchase of marketable securities        ---           (484)
  Proceeds from the sale of fixed assets                ---             14
  Payments for purchase property and equipment         (122)           (38)
  Collection of notes receivable                        229            985
                                                    --------       --------
    Net cash provided by investing
      activities                                        992            477

Cash flows from financing activities:
  Repayment of long term obligations                   (120)          (226)
  Increase in minority interest                         ---             27
  Exercise of Stock Options                              75            ---
                                                    --------       --------
    Net cash used in financing
      activities                                        (45)          (199)
                                                    --------       --------
Net change in cash and cash equivalents              $1,194              7
                                                    ========       ========
Cash and cash equivalents at beginning of period      3,266          2,544
                                                    --------       --------
Cash and cash equivalents at end of period           $4,460          2,551
                                                    ========       ========

See accompanying notes to consolidated financial statements

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
               Consolidated Statements of Cash Flows, continued

(In thousands)


                                                   Three Months Ended
                                                        March 31,
                                                    1995         1994
                                                  --------     --------
Reconciliation of net earnings to net cash
   from operating activities:

Net earnings                                         $202          137

Adjustments to reconcile net earnings to net cash from operating activities:

Depreciation and amortization                          94           90
Minority interest in consolidated earnings            ---           15
Undistributed earnings of affiliate                  (301)        (173)
Change in federal income tax payable                 (318)         (94)
Provision for deferred tax asset                       43          108
Change in trading securities                         (992)      (1,430)
Change in payable to clearing broker                  923        1,373
Change in management fees & other receivables       1,104          336
Change in prepaids & other current assets            (126)           2
Change in other assets                                 (1)         (35)
Change in trade payables                             (354)        (311)
Change in accrued expenses & other liabilities        (27)        (289)
                                                  --------     --------
   Net cash from operating activities                $247         (271)
                                                  ========     ========



See accompanying notes to consolidated financial statements

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1995
                                  (Unaudited)



1.  General
    -------

The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 1994 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of March 31, 1995 and the results of operations for the periods presented. These statements have not been audited or reviewed by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to consolidated financial statements appearing in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 filed with the Securities Exchange Commission should be read in conjunction with this Quarterly Report on Form 10-QSB. There have been no significant changes in the information reported in those notes other than from normal business activities of the Company.

Certain classifications in 1994 have been reclassified to be consistent with 1995 classifications.


2.  Marketable Securities
    ----------------------

Marketable securities include equity securities and investments in bonds that are intended to be held less than one year. At January 1, 1994, the Company began recording these securities at fair value, with unrealized holding gains and losses reported as a separate component of shareholders' equity, per SFAS-115.

3. Equity in Earnings of Unconsolidated Affiliate
   ----------------------------------------------

At March 31, 1995 the Company owned 23% (3,302,000 shares) of the outstanding common stock of Prime Medical Services, Inc. ("Prime"). The Company has granted to a third party the right to purchase 237,500 of such shares at $1.25 per share and expects to exchange these shares for a note payable from Prime amounting to $296,875. These options become exercisable in June, 1995 and expire in June, 1996. The Company records its pro-rata share of Prime's results on the equity basis. Prime is in the business of providing lithotripsy services. The common stock of Prime is traded in the over-the-counter market under the symbol "PMSI". Prime is a Delaware corporation which is required to file annual, quarterly and other reports and documents with the Securities and Exchange Commission, which reports and documents contain financial and other information regarding Prime. Such reports and documents may be examined and copies may be obtained from the offices of the Securities and Exchange Commission.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------



Results of Operations
- ---------------------

Revenues
- --------

      Revenues from operations increased $819,000 (21.2%) for the three months ended March 31, 1995, compared to the same period in 1994. Financial services, computer systems and software sales, real estate and investments & other increased during the first quarter of 1995 while publications revenues remained the same compared to the same period in 1994.

      Financial services revenues increased $64,000 (2.3%) for the three months ended March 31, 1995, compared to the same period in 1994. This increase was primarily due to slightly higher broker/dealer commissions, a result of the recent stabilization of interest rates bringing investors slowly back into the bond market. Revenues from premium-based insurance management fees were virtually the same in the first quarter of 1995, compared to the same period in 1994.

      In April, 1995, 1994's top producing broker in the Company's broker/dealer subsidiary, accounting for 40% and 9%, respectively, of 1994's and 1993's gross commissions, terminated his employment to pursue an equity interest with another firm. The Company is uncertain whether several experienced brokers,
 hired in late 1994, together with   the additional   experienced brokers being
 sought will offset any financial impact this loss may cause.

      Computer systems and software sales revenues increased $448,000 (54.3%) for the three months ended March 31, 1995, compared to the same period in 1994. The increase was primarily due to new contracts for hardware and software begun in the latter half of 1994 and continuing in 1995. In addition, hardware upgrades by existing clients increased the positive revenue variance of this quarter compared to the first quarter of 1994.

      There were no Publications revenues for the three months ended March 31, 1995. In April, 1995, revenue of approximately $752,000 will be recognized for the 1994 Spanish Yellow Page Directory. The Company recognizes revenues upon distribution of its directories. Expenses related to marketing and production of the directory remain in work in progress and will be charged to expense in April upon distribution of the directory. Additional expenses for printing and distribution will also be charged in April. There will be no material financial impact resulting from publication of the directory.

      Real estate revenues rose $38,000 (30.2%) for the three months ended March 31, 1995, compared to the same period in 1994. The increase was due to achieving full occupancy and also due to rising lease rates. Given the current economic good health of the Austin real estate market, it is reasonable to expect rental and occupancy rates to remain favorable throughout the remainder of the year.

      Investment and other income increased $270,000 (182.5%) for the three months ended March 31, 1995, compared to the same period in 1994. The variance is primarily due to reimbursements received in 1995 for the release and settlement of the THIE lawsuit described in the 1994 Form 10-KSB. Negotiations as to the final amount of the costs the Company can recover in defending this lawsuit continue.



 Expenses
 --------

      Total expenses increased $856,000 (22.6%) for the three month period ended March 31, 1995, when compared to the same period in 1994. All segments of the Company experienced increases for the three month period in 1995.

      Financial services expense increased $35,000 (1.4%) for the three month period ended March 31, 1995, compared to the same period in 1994. A majority of this increase was the result of higher commissions paid in broker/dealer operations arising from the higher commission revenues generated in the current period. Partially offsetting this increase was a decrease in total expenses at the medical malpractice management company. This decrease was primarily caused by lower legal fees incurred in 1995 resulting from settlement of the THIE lawsuit.

      Computer systems/software expense increased $251,000 (29.2%) for the three month period ended March 31, 1995, compared to the same period in 1994. The increase is due to cost of sales connected with the new contracts which increased directly with the increase in revenues. In addition, staff increases associated with installing and servicing these new contracts resulted in higher personnel costs.

      Publications expense increased $60,000 (76.7%) for the three month period ended March 31, 1995, compared to the same period in 1994. The delay in distributing the 1994 directory until April, 1995 has caused a timing difference in the way expenses are placed in work in progress compared to the first quarter of 1994. Marketing costs such as sales salaries and advertising, which would normally be placed in work in progress for the 1995 directory, are instead being expensed since the sale of the new directory has not yet commenced.

      Real estate expense increased $15,000 (13.4%) for the three month period ended March 31, 1995, compared to the same period in 1994. The increase is primarily attributable to higher interest expense, caused by higher interest rates on a variable rate loan, as well as to higher property taxes, caused by appreciation in the taxable value of the building used as corporate headquarters for the Company.

      General and administrative expense increased $496,000 (205.0%) during the three month period ending March 31, 1995, compared to the same period in 1994. This increase was due primarily to accruals made for certain contingent liabilities associated with ongoing litigation.



 Liquidity and Capital Resources
 -------------------------------

      Current assets exceeded current liabilities by $6,167,000 and $6,086,000 at March 31, 1995, and December 31, 1994, respectively. The increase is primarily attributable to reimbursement received for certain litigation related expenses.

      To further its ability to meet its liquidity requirements, the Company has established a $2,000,000 revolving line of credit with a bank. The loan is renewable annually and bears interest at the bank's prime rate. The loan is secured by accounts receivable and is guaranteed by APS Facilities Management, Inc. and APS Systems, Inc., two subsidiaries of the Company. The Company plans to use this line of credit to supplement its working capital. No funds were advanced under this line at March 31, 1995.

      Capital expenditures through the quarter ended March 31, 1995 were approximately $122,000 and total capital expenditures are expected to be approximately $350,000 in 1995.

      Management believes that its working capital position together with funds generated from operations and from available lines of credit will provide sufficient resources to meet all present and reasonably foreseeable and capital needs.

                                    PART II

                               OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

The Company is involved in various claims and legal actions that have arisen in the ordinary course of business. The Company believes that the liability provision in its financial statements is sufficient to cover any unfavorable outcome related to lawsuits in which it is currently named. Management believes that liabilities, if any, arising from these actions will not have a significant adverse effect on the financial condition of the Company. However, due to the uncertain nature of legal proceedings, the actual outcome of these lawsuits may differ from the liability provision recorded in the Company's financial statements.


 Item 6.  Exhibits and Reports on Form 8-K
          --------------------------------

 (a)  Exhibits

      11 Computation of Net Income Per Share at March 31, 1995 and 1994.

 (b)  Current reports on Form 8-K.

           No current reports on Form 8-K were filed during the quarter ended March 31, 1995.

                                   SIGNATURES
                                   ----------



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AMERICAN PHYSICIANS SERVICE GROUP, INC.




Date: April 28, 1995      By:  /s/ William H. Hayes
                               -----------------------------------
                               William H. Hayes, Vice President
                               and Chief Financial Officer