Form 10QSB
period 1995-06-30
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 1995-08-11
CIK 724024

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                              ------------------

                                  FORM 10-QSB

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE PERIOD ENDED JUNE 30, 1995

                                      OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM

                                      TO
                 --------------------    --------------------


                        COMMISSION FILE NUMBER 0-11453

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
            (Exact name of registrant as specified in its charter)


            TEXAS                                         75-1458323
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
YES   X        NO
   ------        ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                             NUMBER OF SHARES OUTSTANDING AT
     TITLE OF EACH CLASS                               JULY 31, 1995
     -------------------                     -------------------------------
  Common Stock, $.10 par value                          3,517,684

===============================================================================

                                     PART I

                             FINANCIAL  INFORMATION

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

                                                      Three Months Ended                          Six Months Ended
                                                            June 30,                                   June 30,
                                                      1995              1994                      1995           1994
                                                  -----------        -----------               ----------     -----------
REVENUES:
  Financial services                                 $3,199             2,078                     6,029           4,843
  Computer systems/software                           1,106             1,689                     2,379           2,514
  Publications                                          757                (2)                      757              (1)
  Real estate                                           167               142                       329             267
  Investments and other                                 104                93                       522             241
                                                     ------             -----                    ------          ------
    Total revenues                                    5,333             4,000                    10,016           7,864

EXPENSES:

  Financial service expense                           2,658             2,087                     5,199           4,593
  Computer systems/software                             952             1,416                     2,059           2,273
  Publications                                          829                70                       968             149
  Real estate                                           125               111                       248             219
  General and administrative                            358               295                     1,096             537
  Interest                                               20                48                        46              94
                                                     ------             -----                    ------          ------
    Total expenses                                    4,942             4,027                     9,616           7,865
                                                     ------             -----                    ------          ------

  Operating income (loss)                               391               (27)                      400              (1)

  Equity in earnings of unconsolidated
   affiliate (Note 3)                                   303               246                       604             419
                                                     ------             -----                    ------          ------

    Earnings before income taxes                        694               219                     1,004             418

  Income tax                                            238                75                       346             137
                                                     ------            ------                    ------          ------
    NET EARNINGS                                     $  456               144                       658             281
                                                     ======            ======                    ======          ======

EARNINGS PER COMMON SHARE:
   Primary                                           $ 0.12              0.04                      0.18            0.08
                                                     ======            ======                    ======          ======
   Fully Diluted                                     $ 0.12              0.04                      0.17            0.08
                                                     ======            ======                    ======          ======
Primary weighted average shares outstanding           3,808             3,481                     3,727           3,512
                                                     ======            ======                    ======          ======
Fully Diluted weighted average shares outstanding     3,808             3,481                     3,764           3,512
                                                     ======            ======                    ======          ======

See accompanying notes to consolidated financial statements

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


(In thousands)


                                              June 30,  December 31,
                                                1995        1994
                                              --------  ------------

ASSETS

CURRENT ASSETS:
  Cash and cash investments                    $ 6,741         3,266
  Marketable securities                            540         1,491
  Trading account securities                     1,583           661
  Notes receivable - current                        90           325
  Management fees and other receivables          1,794         2,932
  Receivable from clearing broker                 ----           491
  Deferred income taxes                            164           163
  Prepaid expenses and other                       404           806
                                               -------       -------
      TOTAL CURRENT ASSETS                      11,316        10,135



Notes receivable, less current portion              74           915
Property and equipment                           2,058         2,025
Investment in Prime Medical Services, Inc.       6,262         5,658
Other assets                                     1,300         1,185
                                               -------       -------

TOTAL ASSETS                                   $21,010        19,918
                                               =======       =======


See accompanying notes to consolidated financial statements

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)


                                                    June 30,   December 31,
                                                      1995         1994
                                                    --------   ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current installments of obligations under
  capital leases                                     $   285          327
 Accounts payable - trade                                273          809
 Accrued compensation                                    158          488
 Payable to clearing broker                              590         ----
 Accrued expenses and other liabilities                2,910        2,168
 Federal income taxes payable                            222          257
                                                     -------       ------
   Total current liabilities                           4,438        4,049


Long-term obligations                                    735          878
                                                     -------       ------

   TOTAL LIABILITIES                                   5,173        4,927

SHAREHOLDERS' EQUITY:
 Preferred stock, $1.00 par value, 1,000,000
  shares authorized                                     ----         ----
 Common stock, $0.10 par value, shares
  authorized 20,000,000; issued 3,517,684
  at 6/30/95 and 3,471,684 at 12/31/94                   360          347
 Additional paid-in capital                            4,653        4,469
 Unrealized holding gains                                 35           44
 Retained earnings                                    11,332       10,674
 Reciprocal stockholdings                               (543)        (543)
                                                     -------       ------

   TOTAL SHAREHOLDERS' EQUITY                         15,837       14,991

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $21,010       19,918
                                                     =======       ======

See accompanying notes to consolidated financial statements

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

                                                   Six Months Ended
                                                       June 30,
                                                     1995     1994
                                                   --------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers                       $10,600    7,366
 Cash paid to suppliers and employees                (9,089)  (8,386)
 Change in trading account securities                  (922)    (445)
 Change in payable to clearing broker                 1,081      429
 Interest paid                                          (46)     (94)
 Income taxes paid                                     (382)     ---
 Interest, dividends and other investment
  proceeds                                              515      135
                                                    -------   ------
   Net cash provided by (used in) operating
    activities                                        1,757     (995)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from the sale of marketable securities        937       48
 Payments for purchase of marketable securities         ---     (483)
 Proceeds from the sale of fixed assets                 ---       14
 Payments for purchase property and equipment          (308)     (76)
 Collection of notes receivable                       1,077    1,021
 Proceeds from distribution of partnership              ---      146
                                                    -------   ------
  Net cash provided by investing
   activities                                         1,706      670

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of long term obligations                    (185)    (396)
 Decrease in minority interest                          ---      (51)
 Exercise of stock options                              197      ---
                                                    -------   ------
  Net cash provided by (used in) financing
   activities                                            12     (447)
                                                    -------   ------

NET CHANGE IN CASH AND CASH EQUIVALENTS             $ 3,475     (772)
                                                    =======   ======

Cash and cash equivalents at beginning of period      3,266    2,544
                                                    -------   ------
Cash and cash equivalents at end of period          $ 6,741    1,772
                                                    =======   ======

See accompanying notes to consolidated financial statements

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
               Consolidated Statements of Cash Flows, continued

(In thousands)


                                                Six Months Ended
                                                    June 30,
                                                  1995    1994
                                                -------- -------
Reconciliation of net earnings to net cash
 from operating activities:

Net earnings                                      $  658    281

Adjustments to reconcile net earnings to net cash from operating activities:

Depreciation and amortization                        204    143
Minority interest in consolidated earnings           ---     15
Undistributed earnings of affiliate                 (604)  (419)
Change in federal income tax payable                 (35)   (51)
Provision for deferred tax asset                      (1)   108
Change in trading securities                        (922)  (445)
Change in payable to clearing broker               1,081    429
Change in management fees & other receivables      1,137   (320)
Change in prepaids & other current assets            402    (90)
Change in other assets                               (39)   (20)
Change in trade payables                            (536)  (309)
Change in accrued expenses & other liabilities       412   (317)
                                                  ------   ----
 Net cash from operating activities               $1,757   (995)
                                                  ======   ====

Summary of non-cash transactions:

At January 1, 1994, the Company began recording marketable securities at fair value, with unrealized holding gains and losses (net of tax) reported as a separate component of shareholder's equity, per Statement of Financial Accounting Standards #115. The effect of this resulted in a decrease to unrealized holding gains of $9,571, an increase to deferred tax assets of $15,746 and a decrease to marketable securities of $23,317 for the six months ended June 30, 1995 compared to December 31, 1994.

See accompanying notes to consolidated financial statements

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (Unaudited)



1.  GENERAL
    -------

The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 1994 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of June 30, 1995 and the results of operations for the periods presented. These statements have not been audited or reviewed by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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


3.  CONTINGENCIES
    -------------

In conjunction with a settlement agreement, the Company's broker/dealer subsidiary, APS Financial, has guaranteed the future yield of a customer's investment portfolio beginning in November 1994 for up to a five and one-half year period. Through June 30, 1995 APS Financial has accrued $293,000 in contingent liabilities to cover potential portfolio deficiencies.

4. EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATE
   ----------------------------------------------

At June 30, 1995 the Company owned 23% (3,302,000 shares) of the outstanding common stock of Prime Medical Services, Inc. ("Prime"). The Company has granted to a third party the right to purchase 237,500 of such shares at $1.25 per share and expects to exchange these shares for a note payable amounting to $296,875. These options became exercisable in June, 1995 and expire in June, 1996. The Company records its pro-rata share of Prime's results on the equity basis. Prime is in the business of providing lithotripsy services. The common stock of Prime is traded in the over-the-counter market under the symbol "PMSI". Prime is a Delaware corporation which is required to file annual, quarterly and other reports and documents with the Securities and Exchange Commission, which reports and documents contain financial and other information regarding Prime. Such reports and documents may be examined and copies may be obtained from the offices of the Securities and Exchange Commission.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

RESULTS OF OPERATIONS
- ---------------------

REVENUES
- --------

     Revenues from operations increased $1,333,000 (33.3%) and $2,152,000 (27.4%) for the three and six month periods ended June 30, 1995, respectively, compared to the same periods in 1994. Financial services, publications, real estate and investments and other increased during the first three and six months of 1995 while computer systems and software sales revenues decreased compared to the same periods in 1994.

     Financial services revenues increased $1,121,000 (54.0%) and $1,186,000 (24.5%) for the three and six month periods ended June 30, 1995, respectively, compared to the same periods in 1994. The 2nd quarter increase was primarily due to much higher broker/dealer commissions (37.0%), a result of a rally in the bond market caused by lower interest rates which pushed up bond prices. Revenues from premium-based insurance management fees were also up (8.2%) for the first six months of 1995 compared to the same period in 1994, due primarily to the addition of new large-group clients in the 2nd quarter of 1995.

     Computer systems and software sales revenues decreased $583,000 (34.5%) and $135,000 (5.3%) for the three and six month periods ended June 30, 1995, respectively, compared to the same periods in 1994. The 2nd quarter decrease was primarily due to lower hardware sales, which were earned in the 2nd quarter of 1994 primarily from a large contract. Contracts in the 2nd quarter of 1995 contained smaller hardware components.

     Publications revenues for the three and six month periods ended June 30, 1995, were $757,000 compared to zero for the same two periods in 1994. This variance is due to a difference in the distribution dates of the Spanish Yellow Page Directory. The Company recognizes revenues upon distribution of its directories. Distribution of the 1993 directory was in late 1993 while distribution of the 1994 directory was early in 1995; consequently, no revenue was recognized in 1994.

     Real estate revenues rose $25,000 (17.0%) and $62,000 (23.2%) for the three and six month periods ended June 30, 1995, respectively, compared to the same periods in 1994. The increase in both periods was due to achieving full occupancy and also due to rising lease rates. Given the current economic good health of the Austin real estate market, it is reasonable to expect rental and occupancy rates to remain favorable throughout the remainder of the year.

     Investment and other income increased $11,000 (11.7%) and $281,000 (116.7%) for the three and six month periods ended June 30, 1995, respectively, compared to the same periods in 1994. The six month variance is primarily due to reimbursements received in 1995 for the settlement of the Texas Hospital Insurance Exchange ("THIE") lawsuit described in the 1994 Form 10-KSB. The Company has filed a lawsuit against THIE to recover additional costs related to defending the origianal THIE lawsuit.


Expenses
- --------

     Total expenses increased $915,000 (22.7%) and $1,751,000 (22.5%) for the three and six month periods ended June 30, 1995, respectively, when compared to the same periods in 1994. All segments of the Company except computer systems and software sales experienced increases in expenses for the three and six month periods in 1995.

     Financial services expense increased $571,000 (27.3%) and $606,000 (13.2%) for the three and six month periods. The increase in the 2nd quarter of 1995 was primarily the result of higher commissions paid in broker/dealer operations arising from the higher commission revenues. In addition, a large increase in legal and professional fees, related to potential liabilities from the settlement of certain litigation described in Section 3 of the Notes to the Condensed Consolidated Financial Statements, further increased the six month variance. Efforts to reduce general and administrative expenses within the broker/dealer subsidiary have resulted in a 18.1% decrease for the six month period in 1995 compared to 1994. Expenses at the insurance management subsidiary were up slightly for both the three and six month periods ended June 30, 1995 compared to the same periods in 1994 due primarily to personnel merit raises.

     Computer systems/software expense decreased $464,000 (32.8%) and $214,000 (9.4%) for the three and six month periods ended June 30, 1995, respectively, compared to the same periods in 1994. The decrease is due to lower hardware cost of sales, resulting directly from the aforementioned decrease in hardware sales revenue. Partially offsetting the six month decrease was an increase in personnel costs, a result of staff increases associated with installing and servicing new contracts.

     Publications expense increased $759,000 (1,083.7%) and $819,000 (550.6%)
for the three and six month periods ended June 30, 1995, respectively, compared to the same periods in 1994. The delay in distributing the 1994 directory until April, 1995 caused both revenues and expenses to be recognized in the 2nd quarter of 1995. Expenses from the prior directory were recognized in the 4th quarter of 1993 since that directory was distributed in December 1993. This timing difference is the reason for the large expense variance.

     Real estate expense increased $14,000 (12.9%) and $29,000 (12.7%) for the three and six month periods ended June 30, 1995, respectively, compared to the same periods in 1994. The increase in both periods is primarily attributable to higher utilities as well as to higher property taxes, caused by appreciation in the taxable value of the building operated by the Company.

     General and administrative expense increased $63,000 (21.6%) and $559,000 (104.6%) during for the three and six month periods ended June 30, 1995, respectively, compared to the same periods in 1994. The increase for the six month period was due primarily to accruals made for certain contingent liabilities associated with ongoing litigation.

     Interest expense decreased $28,000 (58.3%) and $48,000 (51.1%) for the three and six month periods ended June 30, 1995, respectively, compared to the same periods in 1994. Both period decreases were due to a lower volume of securities held in inventory at the broker/dealer subsidiary for resale to clients. A lower inventory requires a lower level of securities purchased on margin which corresponds to lower interest charged.

Liquidity and Capital Resources
- -------------------------------

     Current assets exceeded current liabilities by $6,931,000 and $6,086,000 at June 30, 1995, and December 31, 1994, respectively. The increase is primarily attributable to cash receipt of a long term note receivable as well as reimbursement received for certain litigation related expenses.

     To further its ability to meet its liquidity requirements, the Company has established a $2,000,000 revolving line of credit with a bank. The loan is renewable annually and bears interest at the bank's prime rate. The loan is secured by accounts receivable and is guaranteed by APS Facilities Management, Inc. and APS Systems, Inc., two subsidiaries of the Company. The Company plans to use this line of credit to supplement its working capital. No funds were advanced under this line at June 30, 1995.

     Capital expenditures through the quarter ended June 30, 1995 were approximately $308,000 and total capital expenditures are expected to be approximately $375,000 in 1995.

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


Item 5. OTHER INFORMATION
        -----------------

On August 3, 1995, the Company's unconsolidated affiliate, Prime Medical Services, Inc., ("Prime") acquired a 32.5% interest in a lithotripter facility located in Sherman Oaks, California. The lithotripter facility generates approximately $2.4 million in annual revenues and is Prime's first entry into the California lithotripter marketplace. This acquisition also represents an expansion in managed care for Prime as it provides services to approximately 50 managed care providers.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)  Exhibits

     11 Computation of Net Income Per Share at June 30, 1995 and 1994.

     27   Financial Data Schedule

(b)  Current reports on Form 8-K.

     No current reports on Form 8-K were filed during the quarter ended June 30, 1995.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                AMERICAN PHYSICIANS SERVICE GROUP, INC.



Date: August 11, 1995           By:  /s/     William H. Hayes
                                   ---------------------------------------
                                     William H. Hayes,  Vice President
                                     and Chief Financial Officer