Form 10QSB
period 1995-09-30
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 1995-11-14
CIK 724024

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C.  20549
                             --------------------
                                  FORM 10-QSB

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE PERIOD ENDED SEPTEMBER 30, 1995

                                      OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM

             --------------------    TO      --------------------

                        COMMISSION FILE NUMBER  0-11453

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
            (Exact name of registrant as specified in its charter)


           TEXAS                                                 75-1458323
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             identification No.)


             1301 CAPITAL OF TEXAS HIGHWAY  AUSTIN, TEXAS   78746
          (Address of principal executive offices)         (Zip Code)

                                (512)  328-0888
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d ) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES     X         NO
     -------         -------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         NUMBER OF SHARES
                                                         OUTSTANDING AT
     TITLE OF EACH CLASS                                 OCTOBER 31, 1995
--------------------------------------             ----------------------------
Common Stock, $.10 par value                                3,639,014

================================================================================

                                    PART I

                            FINANCIAL  INFORMATION

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


(In thousands, except per share data)

                                             Three Months Ended         Nine Months Ended
                                                September 30,              September 30,
                                             1995          1994         1995          1994
                                          ---------     ---------    ---------     ---------
Revenues:

  Financial services                         $2,655        $2,864        8,684         7,708
  Computer systems/software                   1,440         1,107        3,819         3,620
  Publications                                    0             0          757            (1)
  Real estate                                   167           150          496           434
  Investments and other                         108           130          630           354
                                          ---------     ---------    ---------     ---------
    Total revenues                           $4,370        $4,251      $14,386       $12,115

Expenses:

  Financial service expense                   2,266         2,845        7,421         7,438
  Computer systems/software                   1,208         1,108        3,267         3,382
  Publications                                  275            20        1,243           169
  Real estate                                   126           113          375           332
  General and administrative                    220            12        1,316           549
  Interest                                       18            33          108           126
                                          ---------     ---------    ---------     ---------
    Total expenses                            4,114         4,131       13,730        11,996

Operating income (loss)                         256           120          656           119
Equity in earnings of unconsolidated
  affiliate (Note 3)                            478           324        1,082           742
                                          ---------     ---------    ---------     ---------
   Earnings before income taxes                 734           444        1,738           861

Income tax                                      196           157          542           293
                                          ---------     ---------    ---------     ---------
    Net earnings                                538           287        1,196           568
                                          =========     =========    =========     =========

Earnings per common share:
   Primary                                    $0.14         $0.08         0.32          0.16
                                          =========     =========    =========     =========
   Fully Diluted                              $0.14         $0.08         0.31          0.16
                                          =========     =========    =========     =========
Primary weighted average shares
  outstanding                                 3,860         3,523        3,722         3,516
                                          =========     =========    =========     =========
Fully Diluted weighted average
  shares outstanding                          3,925         3,523        3,848         3,516
                                          =========     =========    =========     =========



See accompanying notes to consolidated financial statements

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)



(In thousands)

                                                 September 30,    December 31,
                                                     1995             1994
                                                 ------------     -----------

ASSETS

CURRENT ASSETS
  Cash and cash investments                          $7,393           3,266
  Marketable securities                                 519           1,491
  Trading account securities                            804             661
  Notes receivable - current                             83             325
  Management fees and other receivables               1,677           2,932
  Receivable from clearing broker                       140             491
  Deferred income taxes                                 274             163
  Prepaid expenses and other                            352             806
                                                   --------         -------
      TOTAL CURRENT ASSETS                           11,243          10,135



Notes receivable, less current portion                   53             915
Property and equipment                                2,169           2,025
Investment in Prime Medical Services, Inc.            6,986           5,658
Other assets                                          1,137           1,185
                                                   --------         -------
TOTAL ASSETS                                        $21,588          19,918
                                                   ========         =======

See accompanying notes to consolidated financial statements

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

                                                 September 30,    December 31,
                                                     1995             1994
                                                 ------------     -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current installments of obligations under
    capital leases                                       $289             327
  Accounts payable - trade                                224             809
  Accrued compensation                                    259             488
  Payable to clearing broker                             ----            ----
  Accrued expenses and other liabilities                3,035           2,168
  Federal income taxes payable                            467             257
                                                     --------         -------
      Total current liabilities                         4,275           4,049

Long-term obligations                                     574             878
                                                     --------         -------
      TOTAL LIABILITIES                                 4,849           4,927

SHAREHOLDERS' EQUITY:
  Preferred stock, $1.00 par value, 1,000,000
    shares authorized                                    ----            ----
  Common stock, $0.10 par value, shares
    authorized 20,000,000; issued 3,639,014
    at 9/30/95 and 3,471,684 at 12/31/94                  363             347
  Additional paid-in capital                            4,472           4,469
  Unrealized holding gains                                 34              44
  Retained earnings                                    11,870          10,674
  Reciprocal stockholdings                                  0            (543)
                                                     --------         -------
      TOTAL SHAREHOLDERS' EQUITY                       16,739          14,991

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY              $21,588          19,918
                                                     ========         ========


See accompanying notes to consolidated financial statements

                       AMERICAN PHYSICIANS SERVICE GROUP, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

                                                   Nine Months Ended
                                                      September 30,
                                                 1995             1994
                                               ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                  $14,982           12,485
  Cash paid to suppliers and employees          (12,816)         (12,199)
  Change in trading account securities             (143)             392
  Change in payable to clearing broker              351               17
  Interest paid                                    (108)            (126)
  Income taxes paid                                (444)             ---
  Interest, dividends and other investment
    proceeds                                        658              (14)
                                               ---------        ---------
      Net cash provided by (used in) operating
        activities                                2,479              555

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of marketable securiti     991              255
  Payments for purchase of marketable securitie     ---             (536)
  Proceeds from the sale of fixed assets              4               14
  Payments for purchase property and equipment     (406)            (163)
  Collection of notes receivable                  1,105            1,041
  Proceeds from distribution of partnership         ---              146
                                               ---------        ---------
    Net cash provided by investing
      activities                                  1,694              757

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long term obligations               (340)            (549)
  Collection of long term obligations               ---              600
  Decrease in minority interest                     ---              (51)
  Exercise of stock options                         304              ---
                                               ---------        ---------
    Net cash provided by (used in) financing
      activities                                    (36)               0
                                               ---------        ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS          $4,137            1,312
                                               =========        =========

Cash and cash equivalents at beginning of perio   3,266            2,544
                                               ---------        ---------
Cash and cash equivalents at end of period       $7,403            3,856
                                               =========        =========

See accompanying notes to consolidated financial statements

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
               Consolidated Statements of Cash Flows, continued

(In thousands)

                                                  Nine Months Ended
                                                    September 30,
                                                 1995         1994
                                               -------      -------
Reconciliation of net earnings to net cash
   from operating activities:

Net earnings                                    $1,196          568

Adjustments to reconcile net earnings to net cash from operating activities:

Depreciation and amortization                      299          212
Minority interest in consolidated earnin           ---           15
Undistributed earnings of affiliate             (1,082)        (743)
Gain on sale of fixed assets                        (4)         ---
Gain on sale of securities                         (34)         ---
Change in federal income tax payable               210         (485)
Provision for deferred tax asset                  (111)         668
Change in trading securities                      (143)         392
Provision to decrease valuation allowance
   on marketable securities                        ---           68
Change in payable to clearing broker               351           17
Change in management fees & other receiv         1,253          387
Change in prepaids & other current asset           453         (333)
Change in other assets                              27           (7)
Change in unrealized holding gain                   10          (14)
Change in trade payables                          (585)         195
Change in accrued expenses & other liabi           639         (385)
                                               -------      -------
   Net cash from operating activities           $2,479          555
                                               =======      =======

Summary of non-cash transactions:

At January 1, 1994, the Company began recording marketable securities at fair value, with unrealized holding gains and losses (net of tax) reported as a separate component of shareholders' equity, Statement of Financial Accounting Standards #115. The effect of this resulted in an increase to unrealized holding gains of $3.2, and increase to deferred tax assets of $7.2 and a decrease to marketable securities of $4.0 for the nine months ended September 30, 1995.

During the third quarter, 1995, the investment in the Company by the Company's affiliate, Prime Medical Services, Inc., became immaterial. Consequently, Reciprocal Stockholdings fell to zero while the COmpany's investment in affiliate increased by $543.

See accompanying notes to consolidated financial statements

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1995
                                  (Unaudited)



1.  General
    -------

The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 1994 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of September 30, 1995 and the results of operations for the periods presented. These statements have not been audited or reviewed by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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

Certain reclassifications have been made to amounts presented in prior periods to be consistent with the 1995 presentation.


2.  Marketable Securities
    ---------------------

Marketable securities include equity securities and investments in bonds that are intended to be held less than one year. At January 1, 1994, the Company began recording these securities at fair value, with unrealized holding gains and losses reported as a separate component of shareholders' equity, per SFAS-115.

3.  Contingencies
    -------------

In conjunction with a settlement agreement, the Company's broker/dealer subsidiary, APS Financial, has guaranteed the future yield of a customer's investment portfolio beginning in November 1994 for up to a five and one-half year period. Through September 30, 1995 APS Financial has accrued $293,000 in contingent liabilities to cover potential portfolio deficiencies.

4. Equity in Earnings of Unconsolidated Affiliate
   ----------------------------------------------

At September 30, 1995 the Company owned 21% (3,064,000 shares) of the outstanding common stock of Prime Medical Services, Inc. ("Prime"). The Company had granted to a third party the right to purchase 237,500 of such shares at $1.25 per share. These options were exercised September 9, 1995. The Company records its pro-rata share of Prime's results on the equity basis. Prime is in the business of providing lithotripsy services. The common stock of Prime is traded in the over-the-counter market under the symbol "PMSI". Prime is a Delaware corporation which is required to file annual, quarterly and other reports and documents with the Securities and Exchange Commission, which reports and documents contain financial and other information regarding Prime. Such reports and documents may be examined and copies may be obtained from the offices of the Securities and Exchange Commission.


5. Acquisitions and Divestitures
   -----------------------------

Effective October 22, 1995 the Company's publications subsidiary, APS Communications Corporation, ("APS Communications") sold substantially all of its assets to Alliance Media, Inc. ("Alliance"). The assets included in the sale consisted of: the seller's rights to publish the Spanish Yellow Pages for Mexico directory; all accounts receivable for the unpublished 1996 Spanish Yellow Page directory; certain fixed assets and all software necessary to conduct normal business. Alliance is a Nashville based publisher of yellow page directories in Tennessee, Kentucky, Ohio and Texas. The sale will have no material financial impact on 1995 earnings.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS





RESULTS OF OPERATIONS
---------------------
REVENUES
--------

        Revenues from operations increased $119,000 (2.8%) and $2,271,000 (18.8%) for the three and nine month periods ended September 30, 1995, respectively, compared to the same periods in 1994. Computer systems and real estate increased while financial services, publications and investments and other decreased during the third quarter of 1995 compared to the same period in 1994. For the nine month period ended September 30, 1995, all segments of operations increased compared to the same period in 1994.

        Financial services revenues decreased $209,000 (7.3%) but increased $976,000 (12.7%) for the three and nine month periods ended September 30, 1995, respectively, compared to the same periods in 1994. The third quarter decrease in 1995 was primarily due to lower broker/dealer commissions, offset partially by a recovery of prior year losses in high yield bonds held in inventory. Broker/dealer commissions were down primarily due to the loss of an experienced, high volume broker. Revenues from premium-based insurance management fees were up (8.4%) for the first nine months of 1995 compared to the same period in 1994, due primarily to the addition of new large-group clients in the 2nd quarter of 1995.

        Computer systems and software sales revenues increased $334,000 (30.1%) and $199,000 (5.5%) for the three and nine month periods ended September 30, 1995, respectively, compared to the same periods in 1994. The third quarter increase was primarily due to hardware upgrade sales as well as to higher software license revenue, a result of several contracts nearing completion. The majority of the software license revenue from contracts signed in 1994 became recognizable in 1995.

        The sales backlog for non-recurring revenues (such as hardware sales, software license and training revenues) was $404,000 at September 30, 1995 compared to $1,035,000 at September 30, 1994. Moreover, the current backlog is expected to be substantially complete by fiscal year end. Contracts for recurring revenues, 48% and 45% of total revenue in 1995 and 1994, respectively, were approximately the same at September 30, 1995 and 1994.

        Publications revenues for the three and nine month periods ended September 30, 1995, were zero and $757,000 compared to zero for the same two periods in 1994. This variance is due to a difference in the distribution dates of the Spanish Yellow Page Directory. The Company recognizes revenues upon distribution of its directories. Distribution of the 1993 directory was in late 1993 while distribution of the 1994 directory was early in 1995; consequently, no revenue was recognized in 1994. As discussed in Note 5 of the Notes to the Condensed Consolidated Financial Statements, APS Communications Corporation sold a majority of its assets on October 22, 1995. The publications segment lost $200,000, $385,000 and $85,000 in 1994, 1993 and 1992, respectively.

        Real estate revenues rose $17,000 (11.2%) and $79,000 (18.9%) for the three and nine month periods ended September 30, 1995, respectively, compared to the same periods in 1994. The increase in both periods was due to achieving full occupancy and also due to rising lease rates. Given the current economic good health of the Austin real estate market, it is reasonable to expect rental and occupancy rates to remain favorable into 1996.

        Investment and other income decreased $22,000 (16.9%) but increased $259,000 (69.9%) for the three and nine month periods ended September 30, 1995, respectively, compared to the same periods in 1994. The nine month positive variance is primarily due to reimbursements received in 1995 for the settlement of the Texas Hospital Insurance Exchange ("THIE") lawsuit described in the 1994 Form 10-KSB. The Company has filed a lawsuit against THIE to recover additional costs related to defending the original THIE lawsuit.


EXPENSES
--------

        Total expenses decreased $17,000 (0.4%) but increased $1,734,000 (14.5%) for the three and nine month periods ended September 30, 1995, respectively, when compared to the same periods in 1994. Computer systems, publications, real estate and investment & other increased while financial services showed a decrease for the three month period. For the nine month period, publications, real estate and investment & other increased while financial services and computer systems decreased.

        Financial services expense decreased $579,000 (20.4%) and $17,000 (0.2%) for the three and nine month periods. The decrease in the third quarter of 1995 was primarily the result of lower commissions paid in broker/dealer operations arising from the lower commission revenues. Reduced general and administrative expenses within the broker/dealer subsidiary have also contributed to the decrease for the nine month period in 1995 compared to 1994. Expenses at the insurance management subsidiary were also down for the nine month periods ended September 30, 1995 compared to the same periods in 1994, due to legal costs incurred in defending a lawsuit during 1994. The suit has since been settled with no material charges affecting 1995.

        Computer systems/software expense increased $100,000 (9.0%) but decreased $114,000 (3.4%) for the three and nine month periods ended September 30, 1995, respectively, compared to the same periods in 1994. The third quarter, 1995, increase is due to higher hardware cost of sales, resulting directly from the aforementioned increase in hardware sales revenue. In addition, an increase in personnel costs resulting from staff increases associated with installing and servicing new contracts contributed to the three month increase and partially offset the nine month decrease. Hardware sales for the first nine months of 1995 are still below those of the same period of 1994. This accounts for the overall decrease in 1995 expenses.

        Publications expense increased $255,000 (1,274.8%) and $1,074,000 (636.5%) for the three and nine month periods ended September 30, 1995, respectively, compared to the same periods in 1994. The delay in distributing the 1994 directory until April, 1995 caused both revenues and expenses to be recognized in the second quarter of 1995. Expenses from the prior directory were recognized in the fourth quarter of 1993, since that directory was distributed in December 1993. This timing difference is the reason for the large nine month expense variance. As for the three month comparative periods, the increase in 1995 was due to not capitalizing production costs in 1995 as was done in 1994. Being that APS Communications was to be sold in October, 1995, costs which had been previously capitalized were charged to expense, since there would be no need to match costs with future revenues.

        Real estate expense increased $13,000 (12.0%) and $42,000 (12.8%) for the three and nine month periods ended September 30, 1995, respectively, compared to the same periods in 1994. The increase in both periods is primarily attributable to higher utilities as well as to higher property taxes, caused by appreciation in the taxable value of the building operated by the Company.

        General and administrative expense increased $207,000 (1654.0%) and $766,000 (139.6%) during for the three and nine month periods ended September 30, 1995, respectively, compared to the same periods in 1994. The increase for the nine month period was due primarily to accruals made for certain contingent liabilities associated with ongoing litigation. For the three month period, a large accrual for legal contingencies was reversed in 1994. The third quarter of 1995 had no such reversal which accounts for the 1995 increase. Absent these contingent liabilities, general and administrative expenses have been stable for both periods.

        Interest expense decreased $14,000 (43.4%) and $18,000 (14.5%) for the three and nine month periods ended September 30, 1995, respectively, compared to the same periods in 1994. Both period decreases were due to a lower volume of securities held in inventory at the broker/dealer subsidiary for resale to clients. A lower inventory requires a lower level of securities purchased on margin which corresponds to lower interest charged.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        Current assets exceeded current liabilities by $6,968,000 and $6,086,000 at September 30, 1995, and December 31, 1994, respectively. The increase is primarily attributable to cash received on a long term note receivable, as well as reimbursement received for certain litigation related expenses.

        To further its ability to meet its liquidity requirements, the Company has established a $2,000,000 revolving line of credit with a bank. The loan is renewable annually and bears interest at the bank's prime rate. The loan is secured by accounts receivable and is guaranteed by APS Facilities Management, Inc. and APS Systems, Inc., two subsidiaries of the Company. The Company plans to use this line of credit to supplement its working capital. No funds were advanced under this line at September 30, 1995.

        Capital expenditures through the quarter ended September 30, 1995 were approximately $406,000 and total capital expenditures are expected to be approximately $425,000 in 1995.

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


Item 5. Other Information
        -----------------

On August 17, 1995, the Company's unconsolidated affiliate, Prime
Medical Services, Inc., ("Prime") received an additional commitment of $10,000,000 bringing the total revolving line of credit from the First National Bank of Boston and NationsBank of Texas, N.A. to $25,000,000.
The line will be for a term of forty-two months with a fluctuating interest rate (currently 7.5%)based upon LIBOR. As of October 31, 1995, a total of $4,750,000 has been drawn against the line.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)     Exhibits

        11    Computation of Net Income Per Share at September 30, 1995
                and 1994.

(b)     Current reports on Form 8-K.

                No current reports on Form 8-K were filed during the quarter ended September 30, 1995.

                                  SIGNATURES
                                  ----------


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         AMERICAN PHYSICIANS SERVICE GROUP, INC.




Date: November 13, 1995                  By:       /s/     William H. Hayes
                                               ---------------------------------
                                               William H. Hayes,  Vice President
                                                  and Chief Financial Officer