Form 10KSB
period 1995-12-31
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 1996-03-29
CIK 724024

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C.  20549
                                ---------------
                                  FORM 10-KSB

           MARK ONE:

           [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1995

                                      OR

           [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from
                           __________ to __________

                        Commission File Number  0-11453

                                ---------------

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                (Name of small business issuer in its charter)

                 TEXAS                                            75-1458323
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          identification No.)

     1301 CAPITAL OF TEXAS HIGHWAY                                  78746
            AUSTIN, TEXAS                                        (Zip Code)
(Address of principal executive offices)

                          Issuer's telephone number:
                                (512) 328-0888

        SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                                           Name of Each Exchange on
        Title of Each Class                     Which Registered
        -------------------                     ----------------
                 None                                 None

        SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                         COMMON STOCK, $.10 PAR VALUE
                               (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    YES   [X]     NO   [  ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form
10-KSB or any amendment to this Form 10-KSB   ____

     State issuer's revenues for its most recent fiscal year. $20,490,000 for the fiscal year ended December 31, 1995.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

            AGGREGATE MARKET VALUE AT MARCH 25, 1996:  $32,017,632

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                 NUMBER OF SHARES OUTSTANDING AT
             TITLE OF EACH CLASS                          MARCH 25, 1996
             -------------------                          --------------
         Common Stock, $.10 par value                        4,002,204

                      DOCUMENTS INCORPORATED BY REFERENCE

    Selected portions of the Registrant's definitive proxy material for the 1996 annual meeting of shareholders are incorporated by reference into Part III of the Form 10-KSB.

================================================================================

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.

                          ANNUAL REPORT ON FORM 10-KSB

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     American Physicians Service Group, Inc. (the "Company"), through its subsidiaries, provides: financial services that include management of malpractice insurance companies and brokerage and investment services to individuals and institutions; and computer systems and software packages to medical clinics, physician-hospital organizations, and medical schools. The Company also owns space in the office building which serves as its headquarters. Through its real estate subsidiary it leases space that is surplus to its needs.

     The Company owns 3,064,000 shares of common stock of Prime Medical Services, Inc. ("Prime Medical"), representing at March 15, 1996 approximately 21% of the outstanding shares of common stock of Prime Medical. Three of Prime Medical's nine directors are members of the Company's board of directors. The Company records its pro-rata share of Prime Medical's results on the equity basis. Prime Medical is the third largest operator of lithotripters in the United States, currently servicing 160 hospitals in 22 states. Lithotripsy is a non-invasive method of treating kidney stones through the use of shock waves. The common stock of Prime Medical is traded on the NASDAQ National Market under the symbol "PMSI." Prime Medical is a Delaware corporation which is required to file annual, quarterly and other reports and documents with the Securities and Exchange Commission, which reports and documents contain financial and other information regarding Prime Medical. The summary information regarding Prime Medical contained herein is qualified in its entirety by reference to such reports and documents. Such reports and documents may be examined and copies may be obtained from the offices of the Securities and Exchange Commission. Three of the Company's five directors are members of Prime Medical's board of directors.

     The Company was organized in October 1974 under the laws of the State of Texas. The Company maintains its principal executive office at 1301 Capital of Texas Highway, Suite C-300, Austin, Texas 78746, and its telephone number is
(512) 328-0888. Unless the context otherwise requires, all references herein to the "Company" shall mean American Physicians Service Group, Inc. and its subsidiaries (other than Prime Medical).

     The Company had previously published Spanish language buying guides of U.S. businesses for distribution in Mexico. This business segment had been unprofitable for the Company. In 1995 substantially all of the assets of this business were sold. There was no material financial impact on the Company.

FINANCIAL SERVICES

     The Company's financial services consist of management services to a medical malpractice insurance company by APS Insurance Services, Inc., a wholly-owned subsidiary of the Company ("Insurance Services"), and brokerage and investment services to individuals and institutions performed by APS Financial Corporation, a wholly-owned subsidiary of the Company ("APS Financial").

     Management of Medical Malpractice Insurance Company
     ---------------------------------------------------

     Insurance Services, through its wholly-owned subsidiary APS Facilities Management, Inc. ("FMI"), provides management services to a medical malpractice insurance company, which is a reciprocal insurance exchange. A reciprocal insurance exchange is an organization which sells insurance only to its subscribers, who pay, in addition to their annual insurance premiums, a contribution to the exchange's surplus. Such exchanges generally have no paid employees but instead enter into a contract with an "attorney-in-fact," a firm that provides all management and administrative services for the exchange. As the attorney-in-fact for American Physicians Insurance Exchange ("APIE"), FMI receives a percentage of the earned premiums of APIE. The amount of these premiums can be adversely affected by competition. Substantial underwriting losses, which might result in a curtailment or cessation of operations by APIE, would also adversely affect FMI's revenue. To limit possible underwriting losses, APIE currently reinsures its risk in excess of $250,000 per medical incident. APIE offers medical professional liability insurance for doctors and hospitals in Texas, Arkansas and Arizona. FMI's assets are not subject to any insurance claims by policyholders of APIE.

     FMI organized APIE and has been its exclusive manager since its inception in 1975. The management agreement between FMI and APIE basically provides for full management by FMI of the affairs of APIE under the direction of APIE's doctor Board of Directors. Subject to the direction of this Board, FMI sells and issues policies, investigates, settles and defends claims, and otherwise manages APIE's affairs. In consideration for performing its services, FMI receives a percentage fee based on APIE's earned premiums (before payment of reinsurance premiums). FMI pays all salaries and personnel related expenses, rent and office operations costs, data processing costs and many other operating expenses of APIE. APIE is responsible for the payment of all claims, claims expenses, peer review expenses, directors' fees and expenses, legal, actuarial and auditing expenses, its taxes and certain other specific expenses. Under the agreement, FMI's authority to act as manager of the exchange is automatically renewed each year unless a majority of the subscribers to APIE terminates this agreement by reason of an adjudication that FMI has been grossly negligent, has acted in bad faith or with fraudulent intent or has committed willful misfeasance in its management activities.

     During 1995, approximately 26% of the Company's revenues from continuing operations and substantially all of FMI's revenues were received pursuant to the agreement with APIE discussed above. Termination of the agreement with APIE would have a material adverse effect on the Company.

     APIE is a reciprocal insurance exchange authorized to do business in the states of Texas and Arkansas. APIE is also a surplus lines carrier in Arizona. APIE specializes in writing medical professional liability insurance for health care providers and also writes professional liability insurance for hospitals. The insurance written in Texas is primarily through purchasing groups, which insurance is not subject to certain rate and policy form regulations issued by the Texas Department of Insurance. Applicants for insurance coverage are reviewed based on the nature of their practices, prior claims records and other underwriting criteria. APIE is the third largest medical professional liability insurance company in the State of Texas and is one of the largest in the State of Arkansas. APIE is the only insurance company based in Texas that is wholly-owned by its subscriber physicians.

     Generally, medical professional liability insurance is offered on either a "claims made" basis or an "occurrence" basis. "Claims made" policies insure physicians only against claims actually made during the period covered by the policy. "Occurrence" policies insure physicians against claims based on occurrences during the policy period regardless of when the claim is actually made. APIE offers only a "claims made" policy but provides for an extended reporting option upon termination. APIE reinsures 100% of all coverage per medical incident between $250,000 and $1,000,000, primarily through Lloyds of London and certain other domestic and international insurance companies.

     The following table presents selected financial and other data for APIE. APIE has a contract to pay management fees to FMI based on APIE's earned premiums before reinsurance. The fee percentage is 13.5% with the provision that any profits of APIE will be shared equally with FMI so long as the total reimbursement (fees and profit sharing) do not exceed a cap based on premium levels. No profit sharing fee was received in 1993. In 1995, 1994, 1992, and 1991, management fees attributable to profit sharing were $700,000, $1,107,000, $1,678,000, and $841,000, respectively.

                                                                      Year Ended December 31,
                                                                      -----------------------
                                                           1991          1992          1993          1994           1995
                                                           ----          ----          ----          ----           ----
(thousands, except for number of insureds)
Earned premiums before reinsurance premiums...........    $28,026       $27,934       $29,205       $30,261       $ 30,857
Total assets..........................................     88,008        96,343        94,019        98,302        101,251
Total surplus.........................................      8,046         8,209         9,196         9,315          9,402
Management fees to FMI................................      4,301  (1)    5,397  (2)    3,790  (3)    4,703  (5)     5,010  (7)
Number of  insureds...................................      4,859         5,154         3,575  (4)    3,216  (6)     3,226
----------------

     (1) Gross fee of $4,624 less tax refund of $323 attributable to APIE's association with FMI.

     (2) Gross fee of $5,450 less tax refund of $53 attributable to APIE's association with FMI.

     (3) Gross fee of $3,942 less tax refund of $152 attributable to APIE's association with FMI.

     (4) The decrease in the number of insureds primarily resulted from the expiration in 1993 of APIE's contract with the University of Arkansas Medical School.

     (5) Gross fee of $5,193 less tax credit of $490 attributable to APIE's association with FMI.

     (6) The decrease was the result of APIE's decision to raise premiums on certain unprofitable specialties. Included in the totals are doctors for which APIE provides reinsurance through a relationship with another malpractice insurance company.

     (7) Includes $676 in fees from other carriers directly related to APIE's controlled business.


          Management of Lawyers Professional Liability Company
          ----------------------------------------------------

          Late in 1994 PLE, Inc. ("PLE"), a wholly-owned subsidiary of Insurance Services, was formed to manage the operations of the newly formed Lawyers Professional Liability Exchange ("LPLE"). In late 1995, the decision was made to discontinue the operations of LPLE. Such decision will not have a significant effect on the ongoing revenues or income of the Company as PLE's results of operations in 1995 and 1994 were immaterial.

          Brokerage and Investment Services
          ---------------------------------

          APS Financial, a fully licensed broker/dealer, provides brokerage and investment services to individual and institutional clients. APS Financial provides complete portfolio analysis and management services, primarily in the fixed-income area, to insurance companies, banks and savings and loan associations.

          APS Financial's employees have extensive investment expertise and knowledge. APS Financial is a member of the National Association of Securities Dealers, Inc. ("NASD") and the Securities Investor Protection Corporation and,
in addition, is licensed in 44 states.   Six states and the District of Columbia
were dropped in 1995 as the volume did not justify the licensing fee.

          Retail commissions are charged on both exchange and over-the-counter ("OTC") transactions generally in accordance with a schedule which APS Financial has formulated in accordance with NASD guidelines. When OTC transactions are executed by APS Financial as a dealer, APS Financial receives, in lieu of commission, mark-ups or mark-downs.

          Every registered broker-dealer doing business with the public is subject to stringent rules with respect to net capital requirements promulgated by the Securities and Exchange Commission. These rules, which are designed to measure the financial soundness and liquidity of broker-dealers, specify minimum net capital requirements. Since the Company is not itself a registered broker-dealer, it is not subject to these rules. However, APS Financial is subject to these rules. Compliance with applicable net capital rules could limit operations of APS Financial such as trading activities that require the use of significant amounts of capital. A significant operating loss or an extraordinary charge against net capital could adversely affect the ability of APS Financial to expand or even maintain its present levels of business. At December 31, 1995, APS Financial was in compliance with all net capital requirements.

          APS Financial clears and executes its transactions through Southwest Securities, Inc. ("Southwest") on a fully disclosed basis. Southwest also processes orders and floor reports, matches trades, transmits execution reports to APS Financial and records all data pertinent to trades. APS Financial pays a fee based on the number and type of transactions performed by Southwest.

COMPUTER SYSTEMS AND SOFTWARE SALES

          APS Systems Inc. ("APS Systems") sells computer systems and software and has designed the APS Bullet/3000 System specifically for sale to large, multi-physician medical clinics, medical schools, Physician Hospital Organizations (PHOs) and other physician networks. The Company also offers facilities management of the total data processing requirements of these clinics, schools and networks.

          The APS Bullet/3000 System is an extensive practice management system. The system integrates patient and physician financial, demographic and medical information into a database that makes information from varied sources available for on-line inquiry. The system permits users to generate patient scheduling, patient recalls and to produce a variety of special reports on matters such as revenues and patient profiles. The system not only produces statements for direct billing to patients, but also prepares forms for filing of insurance claims. A telecommunication feature developed by APS Systems permits systems users to file insurance claims through computer link-up directly with the agencies administering Medicare and Medicaid programs and with Blue Shield and other insurance companies.

          The APS Bullet/3000 System consists of internally developed, proprietary software. The central processing units and peripherals used in the systems are provided by Hewlett Packard Company ("HP"). APS Systems resells HP hardware accompanied by APS Systems' software. While APS Systems provides support for its software, HP provides hardware maintenance for the HP computers.

          In 1993 APS Systems, Inc. announced a strategic business relationship with AMISYS Managed Care (formerly ADVANTA Systems, Inc.). AMISYS sells computer systems and software to large managed care organizations (HMOs). In 1994 the companies developed an integration product to link the two systems and both organizations are joint marketing the products.

          The computer industry is characterized by rapid changes in both hardware and software which require that software programs be continuously updated, modified, and enhanced in order to stay abreast of state-of-the-art technology. The products and systems now sold by APS Systems are subject to technological obsolescence which is characteristic of an industry experiencing rapidly advancing technology. Based on in-house market research and analysis, product planning, and customer feedback, APS Systems continuously modifies and upgrades its software.

          The Company believes that APS Systems' software is of a proprietary nature, but it is possible that users or competitors could copy portions of such software. In order to protect its software, APS Systems does not sell or otherwise transfer title to it, but instead licenses its use for a perpetual period under agreements that restrict its use to a designated site and prohibit reproduction or disclosure of the software. The Company believes that because of technological changes in the computer software industry, copyright or patent protection for its office systems is of lesser significance than factors such as the skill, knowledge, and experience of APS Systems' personnel and their ability to develop the software for the systems and to market the systems.

REAL ESTATE

          APS Realty, Inc., a wholly-owned subsidiary of the Company ("APS Realty"), owns condominium space in an office project located in Austin, Texas. It leases approximately 53% of this space to the Company, its subsidiaries and Prime Medical. The remainder is leased to unaffiliated parties.

COMPETITION

          APIE competes with numerous insurance companies in Texas and Arkansas, primarily Medical Protective Insurance Company, St. Paul Fire and Marine Insurance Company, State Volunteer Mutual Company, Insurance Company of America, Texas Medical Liability Trust and CNA Insurance Company. Many of these firms have substantially greater resources than APIE. The primary competitive factor in selling insurance is a combination of price, terms of the policies offered, claims and other service and claims settlement philosophy.

          APS Financial is also engaged in a highly competitive business. Its competitors include, with respect to one or more aspects of its business, all of the member organizations of the New York Stock Exchange and other registered securities exchanges, all members of the NASD, registered investment advisors, members of the various commodity exchanges and commercial banks and thrift institutions. Many of these organizations are national rather than regional firms and have substantially greater personnel and financial resources than the Company. Discount brokerage firms oriented to the retail market, including firms affiliated with commercial banks and thrift institutions, are devoting substantial funds to advertising and direct solicitation of customers in order to increase their share of commission dollars and other securities-related income. In many instances APS Financial is competing directly with such organizations. In addition, there is competition for investment funds from the real estate, insurance, banking and thrift industries.

          The computer-based management systems business is also highly competitive. APS Systems competes in this business with numerous large and small competitors. Many of these firms also have substantially greater resources than the Company. The primary competitive factors in this business include price, system reliability and maintainability, applications software features, delivery times and commitment to service and support.

REGULATION

          FMI has received certificates of authority from the Texas and Arkansas insurance departments, licensing it on behalf of the subscribers of APIE. APIE, as an insurance company, is subject to regulation by the insurance departments of the States of Texas and Arkansas. These regulations strictly limit all financial dealings of a reciprocal insurance exchange with its officers, directors, affiliates and subsidiaries, including FMI. Premium rates, advertising, solicitation of insurance, types of insurance issued and general corporate activity are also subject to regulation by various state agencies.

          APS Financial is subject to extensive regulation under both federal and state laws. The Securities and Exchange Commission ("SEC") is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally the NASD and the national securities exchanges. These self-regulatory organizations adopt rules (subject to approval by the SEC) which govern the industry and conduct periodic examinations of member broker-dealers. APS Financial is also subject to regulation by state and District of Columbia securities commissions.

          The regulations to which APS Financial is subject cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, uses and safekeeping of customers' funds and securities, capital structure of securities firms, record-keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the method of operation and profitability of APS Financial. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of APS Financial, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of creditors and shareholders of broker-dealers.

          APS Financial, as a registered broker-dealer and NASD member organization, is required by federal law to belong to the Securities Investor Protection Corporation ("SIPC"). When the SIPC fund falls below a certain minimum amount (as it has done in 1993, 1994 and 1995), members are required to pay annual assessments in varying amounts not to exceed .5% of their adjusted gross revenues to restore the fund. This assessment amounted to approximately $7,300 in 1995, $4,600 in 1994 and $3,500 in 1993. The SIPC fund provides protection for customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances.

EMPLOYEES

          At March 1, 1996, the Company employed, on a full time basis, approximately 119 persons, including 54 by Insurance Services, 35 by APS Systems, 20 by APS Financial, and 10 directly by the Company. The Company considers its employee relations to be good. None of the Company's employees is represented by a labor union and the Company has experienced no work stoppages.

ITEM 2. PROPERTIES

          APS Realty owns approximately 53,000 square feet of condominium space in an office project. The Company, its subsidiaries and Prime Medical use approximately 28,000 square feet of this space as their principal executive offices, and APS Realty leases the remainder to third parties. The area available for lease to third parties was 100% occupied as of March 25, 1996.

          FMI leases offices for its operations in San Antonio, Texas and APS Systems leases offices in Little Rock, Arkansas. The aggregate monthly amount of those leases is approximately $4,500.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The following table represents the high and low prices of the Company's Common Stock in the over-the-counter market as reported by the National Association of Securities Dealers, Inc., Automated Quotations System for the periods indicated. At March 1, 1996, the Company had approximately 500 shareholders of record.

                              1995                  1994
                       ------------------  --------------------
                          High     Low       High        Low
                       --------- --------  ---------- ---------
     First Quarter     $ 2 7/8  $ 2   3/8  $  2 3/8  $  1   3/4
     Second Quarter      3 7/16   2 11/16     2 1/8     1   1/2
     Third Quarter       4 1/2    3           2 3/8     1 13/16
     Fourth Quarter      9 7/8    4           2 7/8     1 15/16

The Company has no present intention of paying any cash dividends on its Common Stock in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide funds for the growth of the Company. The declaration and payment of dividends in the future will be determined by the Board of Directors based upon the Company's earnings, financial condition, capital requirements and such other factors as the Board of Directors may deem relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

RESULTS OF OPERATIONS

1995 Compared to 1994
---------------------

     Revenues from continuing operations in 1995 increased 16% compared to 1994. In 1995, net income increased 61% and fully diluted earnings per share increased 40% compared to 1994. The reasons for these changes are described below.


Financial Services

     Financial services revenues were up 20% in 1995 over 1994. The increase occurred at the broker dealer, where falling interest rates attracted more bond buyers. The broker dealer also recorded an inventory profit in 1995 compared to an equivalent loss in 1994.

     Results in this segment can vary from year to year. Insurance management has a provision in its contract whereby it receives a portion of the managed insurance company's profits. In the six years under the contract, profit-sharing has ranged from zero to 13% of the segment's revenues. The broker dealer, primarily a provider of fixed income securities, is subject to general market conditions as well as interest rates and is in an industry characterized by high turnover in top producing brokers. 1995's top producer, accounting for 22% of the segments revenue, has left the firm. Management has been successful in replacing similar performers in the past, but cannot be assured of doing so.

Computer Systems/Software

     Revenues declined 12% compared to 1994. The decrease reflects being in a later stage of the contracts where lower, but higher margin, revenues from software and installation were being recognized, as opposed to the hardware revenue being recognized in 1994. All contracts were substantially complete at the end of 1995, compared to a backlog of approximately $1 million at the end of 1994. A lack of new contracts in 1995 reduced the backlog. The Company continues to actively bid on contracts in a very competitive market, but cannot predict with certainty its success ratio.

     Expenses in 1995 decreased by 14% in 1995 compared to 1994. The significant decrease was in hardware cost of sales, due to the lower volume of hardware delivered in 1995. Costs of travel and legal were also reduced in 1995. Partially offsetting these reductions was a 20% increase in personnel-related expenses.

     In 1996, the officer in charge of this segment was accused of a felony unrelated to the business. He has taken a leave from the Company pending the
outcome of the matter.   The duration of the leave and impact on the Company are
uncertain. A senior vice president remains in charge of all day-to-day activities.

Real Estate

     Revenue increased 14% over 1994. The increase reflects rising lease rates in Austin, Texas.

     Expenses of the real estate segment increased 13% compared to 1994. Utility and property tax rate increases along with depreciation on additional buildouts were the primary factors in the increase.

Investment and Other

     Approximately 90% of the increase over 1994 was the result of a favorable settlement of prior litigation. The remainder of the increase resulted primarily from higher investable balances in 1995.

General and Administrative Expenses

     Approximately 67% of the increase in 1995 resulted from increasing allowances for certain litigation and business related contingencies (see notes to consolidated financial statements, Note 9). Performance-based incentive plans increased in 1995 as a result of the Company's improved income and market capitalization and accounted for approximately 14% of the increase over 1994. The reversal in 1994 of certain allowances for litigation, which had been settled in 1994, also caused expenses to be lower in 1994 compared to 1995.

     Interest Expense decreased 18% due to lower rates on floating rate debt and to lower debt outstanding.

Affiliates

     Earnings from the Company's investment in Prime Medical increased by 59% compared to 1994. Acquisition of additional lithotripsy operations improved Prime's profitability in 1995. Prime continues to seek growth through additional acquisitions.

1994 Compared to 1993
---------------------

     Revenues from continuing operations in 1994 were approximately 6% greater than in 1993. Net income increased by 15% compared to 1993 and fully diluted earnings per share increased 17% compared to 1993. The reasons for these changes follow.

Financial Services

While financial services revenue was less than one percent lower in 1994 than in 1993, the sources of the revenue changed substantially between the two years.
In 1994, Insurance Services received a portion of APIE's profits, as provided in its contract. This profit sharing amounted to approximately 10% of the segment's 1994 revenues. No profit sharing was received in 1993. Broker dealer revenues were lower in 1994 than in 1993. Both a general downturn in the bond market, due to rising interest rates, and specific losses on several bond issues held in inventory negatively affected this primarily fixed income business.

     Financial services expenses increased just under 1% from 1993. Approximately 70% of these expenses consist of payroll and payroll related costs. Normal salary increases and some change in the mix of employees from clerical to professional caused such personnel expenses to increase 4.5%. This increase was partially offset by lower litigation-related expenses due to the resolution of a major lawsuit.

Computer Systems/Software

     Revenues in 1994 increased 29% compared to 1993. The increase was due to continuation/completion of larger contracts begun in 1993 plus new contracts received in 1994. The backlog from these contracts at the end of 1994 was approximately $1 million compared to approximately $2.3 million at the end of 1993. Recurring revenues from facilities management of data center operations remained at approximately the same level as in 1993.

     Expenses in 1994 also increased 29% compared to 1993. Of the increase, approximately 35% resulted from increased cost of sales related to the higher sales volume, 23% was from personnel increases needed to handle the additional volume and the remainder was due to increases in legal, professional and general office operating expenses.

Real Estate

     Total revenue was approximately the same in 1994 as in 1993. Recurring revenue from rents was up 16% due to rising rates. Revenue in 1993 had been increased by the gain on sale of real estate. No such sales occurred in 1994.

     Expenses of real estate operation increased 25% when compared to 1993. Improving property values caused property taxes to increase 38%. Depreciation and amortization related to tenant buildout and leasing fees was up 26% and building operating expenses were up 36%, primarily to establish funds for long-term repairs.

Investments and Other

     Investment and other income declined 35%. The decline was due to the permanent impairment in the value of two bond issues which were being held for investment purposes.

General and Administrative and Interest Expense

     General and administrative expense declined 51%. Actual costs of operations in 1994 remained approximately the same as in 1993. The reported decline resulted primarily from the reversal of a previously established contingency for litigation which was settled in 1994.

     Interest Expense increased 7% as a result of the effect that the prime rate increasing 2.5 points during 1994 had on floating rate debt.

Affiliates

     Earnings from the Company's investment in Prime Medical increased by 56% compared to 1993. Prime continued its profitable transition into a lithotripsy company. Acquisition of additional lithotripsy operations and the final disposition of the remaining diagnostic imaging business combined to improve Prime's profitability in 1994.

INFLATION

     The operations of the Company are not significantly affected by inflation because, having no manufacturing operations, the Company is not required to make large investments in fixed assets. However, the rate of inflation will affect certain of the Company's expenses, such as employee compensation and benefits.

LIQUIDITY AND CAPITAL RESOURCES

     Net working capital was $7,466,000 and $6,086,000 at December 31, 1995 and 1994, respectively. The increase in working capital is primarily the result of income from operations, reimbursement of expenses from prior litigation and certain long term notes receivable being collected prior to maturity. Historically, the Company has maintained a strong working capital position and, using that base, has been able to satisfy its operational and capital expenditure requirements with cash generated from its operating and investing activities. These same sources of funds have also allowed the Company to pursue investment and expansion opportunities consistent with its growth plans. To further its ability to meet its liquidity requirements, the Company has established a $2,000,000 revolving credit commitment at the prime rate with a bank. As of March 15, 1996, no funds have been advanced under this agreement.

     Capital expenditures for equipment were $419,000, $99,000, and $159,000 in 1995, 1994 and 1993, respectively. In addition, the Company improved or purchased office space in 1995, 1994 and 1993 for $64,000, $86,000 and $114,000,
respectively. The Company expects capital expenditures in 1996 to be within the range of the prior three years.

     The sale of an apartment investment in 1994 for $811,000 was a significant non-recurring item affecting cash flows.

     Management believes that its present cash position together with funds generated from operations and from available lines of credit will provide sufficient resources to meet all present and reasonably foreseeable future capital needs.

ADOPTION OF ACCOUNTING STANDARDS

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("Statement 121") in March 1995 for implementation in fiscal years beginning after December 15, 1995. The statement addresses the impact on an enterprise's financial statements when circumstances indicate the carrying amount of an asset may not be recoverable. The Company does not expect adoption of Statement 121 to have a material effect on the financial statements at adoption.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"), in October 1995 for implementation in fiscal years beginning after December 15, 1995. The Company has not elected early adoption of Statement 123. Statement 123 becomes effective beginning with the Company's first quarter of fiscal year 1996 and will not have a material effect on the Company's financial position or results of operations. Upon adoption of Statement 123, the Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees and will provide proforma disclosures of net income and earnings per share as if the fair value-based method prescribed by Statement 123 had been applied in measuring compensation expense.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is contained in Appendix A attached hereto.

                            SELECTED FINANCIAL DATA

(In thousands, except per share data)
                                                 For the Year Ended or At December 31,
                                                ---------------------------------------
                                                 1995     1994    1993    1992    1991
                                                -------  ------  ------  ------  ------
Selected Income Statement Data:

  Revenues                                      $20,490  17,737  16,720  17,015  16,449

  Earnings from continuing operations before
  income taxes and accounting changes             3,483   2,218   1,784     544     844

  Net earnings                                  $ 2,024   1,254   1,086     445     496

Per Share Amounts - Fully Diluted:

  Net earnings                                  $   .49     .35     .30     .11     .11

  Fully Diluted Weighted Average
  Shares Outstanding                              4,163   3,614   3,622   3,926   4,417

Selected Balance Sheet Data:

  Total assets                                  $23,740  19,918  18,326  18,024  19,262

  Long-term obligations                             574     878   1,215   1,639   2,730

  Total liabilities                               6,146   4,927   4,562   5,488   5,248

  Total equity                                   17,594  14,491  13,688  12,459  13,926

  Book value per share                          $  4.80    4.47    4.15    3.85    3.17

  Financial information and schedules relating to Prime Medical Services, Inc. are contained in Item 14(a) of the Annual Report on Form 10-K for the year ended December 31, 1995 of Prime Medical Services, Inc., which Item 14(a) is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

  None.
                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item is contained in the definitive proxy material of the Company to be filed in connection with its 1996 annual meeting of shareholders, except for the information regarding executive officers of the Company which is presented below. The information required by this item contained in such definitive proxy material is incorporated herein by reference.

  As of March 1, 1995, the executive officers of the Company are as follows:

Name                        Age                Position
----                        ---                --------

Kenneth S. Shifrin           46  Chairman of the Board, President and
                                 Chief Executive Officer

Jack R. Chandler, M.D.       71  Vice Chairman of the Board

Roger T. Scaggs              56  Senior Vice President - Data
                                 Processing

Samuel R. Granett            50  Senior Vice President - Financial
                                 Services

Duane K. Boyd                51  Senior Vice President - Insurance

William H. Hayes             48  Senior Vice President - Finance and
                                 Secretary

Thomas R. Solimine           37  Controller

          All officers serve until the next annual meeting of directors and until their successors are elected and qualified.

          Mr. Shifrin has been Chairman of the Board since March 1990. He has been President and Chief Executive Officer since March 1989 and was President and Chief Operating Officer from June 1987 to February 1989. He has been a Director of the Company since February 1987. From February 1985 until June 1987, Mr. Shifrin served as Senior Vice President - Finance and Treasurer. He has been Chairman of the Board of Prime Medical since October 1989. Mr. Shifrin is a Certified Public Accountant and is a member of the Young Presidents Organization.

          Dr. Chandler, a founder of the Company, has been a Director of the Company since July 1983 and has served as Vice Chairman of the Board since February 1985. Dr. Chandler was Vice Chairman of APIE from August 1975 to April 1978 and was Chairman of its Board of Directors from April 1978 to April 1985. Dr. Chandler was a physician in private practice in San Antonio, Texas from 1956 until his retirement in 1985.

          Mr. Scaggs has been the Senior Vice President - Data Processing since June 1988 and President of APS Systems, Inc. since February 1988. He was Senior Vice President - Corporate Development, from February 1985 to June 1988 and a director of the Company from March 1984 to October 1987. Mr. Scaggs was with EDS prior to joining the Company.

          Mr. Granett was named Senior Vice President - Financial Services in 1991. He had been Vice President - Financial Services since February 1987. He has been President of APS Financial since February 1987 and was Chairman and Chief Executive Officer from September 1989 to February 1995.

          Mr. Boyd has been Senior Vice President - Insurance since July 1991 and has also been President and Chief Operating Officer of FMI since July 1991. Mr. Boyd is a Certified Public Accountant and was with KPMG Peat Marwick from 1974 to June 1991. He was a partner specializing in the insurance industry prior to joining the Company.

          Mr. Hayes has been the Senior Vice President - Finance of the Company since June 1995. Mr. Hayes was Vice President from June 1988 to June 1995 and was Controller from June 1985 to June 1988. He has been Secretary of the Company since February 1987 and Chief Financial Officer since June 1987. Mr. Hayes is a Certified Public Accountant.

          Mr. Solimine has been Controller since June 1994. He has served as Secretary for APS Financial since February 1995. From July 1989 to June 1994, Mr. Solimine served as Manager of Accounting for the Company.

          There are no family relationships, as defined, between any of the above executive officers, and there is no arrangement or understanding between any of the above executive officers and any other person pursuant to which he was selected as an officer. Each of the above executive officers was elected by the Board of Directors to hold office until the next annual election of officers and until his successor is elected and qualified or until his earlier resignation or removal. The Board of Directors elects the officers in conjunction with each anual meeting of the stockholders.

          In March 1996, Mr. Scaggs was accused of a felony unrelated to the business. He has taken a leave from the Company pending the outcome of the matter.

ITEM 10. EXECUTIVE COMPENSATION

          The information required by this item is contained in the definitive proxy statement of the Company to be filed in connection with its 1996 annual meeting of shareholders, which information is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this item is contained in the definitive proxy statement of the Company to be filed in connection with its 1996 annual meeting of shareholders, which information is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item is contained in the definitive proxy statement of the Company to be filed in connection with its 1996 annual meeting of shareholders, which information is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  EXHIBITS (1)

        3.1    Restated Articles of Incorporation of the Company, as amended.(7)

        3.2    Amended and Restated Bylaws of the Company.(7)

        4.1    Specimen of Common Stock Certificate.(2)

       *10.1 American Physicians Service Group, Inc. Employees Stock Option Plan.(2)

       *10.2   Form of Employees Incentive Stock Option Agreement.(2)

       *10.3   Form of Employees Non-qualified Stock Option Agreement.(2)

       *10.4 American Physicians Service Group, Inc. Directors Stock Option Plan.(2)

       *10.5   Form of Directors Stock Option Agreement.(2)

       *10.6 1995 Non-Employee Directors Stock Option Plan of American Physicians Service Group, Inc.(11)

       *10.7   Form of Non-Employee Directors Stock Option Agreement.(11)

       *10.8 1995 Incentive and Non-Qualified Stock Option Plan of American Physicians Service Group, Inc.(11)

       *10.9   Form of Stock Option Agreement (ISO).(11)

       *10.10  Form of Stock Option Agreement (Non-Qualified).(11)

        10.11 Management Agreement of Attorney-in-Fact, dated August 13, 1975, between the Company and American Physicians Insurance Exchange.(2)

        10.12 Rights Agreement dated August 16, 1989 between the Company and Texas American Bridge Bank N.A., as rights agent, and letter to the Company stockholders, dated August 16, 1989.(6)

        10.13 Stock Purchase Agreement dated October 11, 1989 between the Company and Texas American Energy Corporation ("TAE"), Standstill Agreement dated October 11, 1989 among the Company, TAE, Shamrock Associates and Paul O. Koether, and Agreement dated October 11, 1989 among the Company, Prime Medical and Shamrock Associates.(3)

       *10.14 Profit Sharing Plan or Trust, effective December 1, 1984, of the Company.(4)

       *10.15 Employment Agreement dated July 1, 1991, between the Company and Duane K. Boyd, Jr.(8)

        10.16 Loan Agreement dated April 7, 1992, among the Company, APS Realty and NationsBank of Texas, N.A.(9)

        10.17 Promissory Note dated April 7, 1992, executed by APS Realty in the principal amount of $1,000,000 payable to NationsBank of Texas, N.A.(9)

        10.18 Loan Agreement dated July 30, 1992, among the Company, FMI, APS Systems, APS Communications and NationsBank of Texas, N.A.(9)

        10.19 Master Note dated July 30, 1992, executed by the Company in the principal amount of $2,000,000 payable to NationsBank of Texas, N.A.(9)

        10.20 Purchase Agreement, dated January 24, 1995, between Hewlett Packard Company and APS Systems.(10)

        11.1   Computation of per share earnings (included in Appendix A).(11)

        21.1   List of subsidiaries of the Company.(11)

        23.1   Independent Auditors Consent of KPMG Peat Marwick.(11)
________________
  (*)   Executive Compensation plans and arrangements.

  (1) The exhibits listed will be furnished to any security holder upon written request for such exhibit to W. H. Hayes, American Physicians Service Group, Inc., 1301 Capital of Texas Highway, Suite C-300, Austin, Texas 78746. A reproduction fee of $.20 per page will be charged for documents requested. Copies of all public filings are also available from the SEC by calling Disclosure, Inc. at 800-638-8241.

  (2) Filed as an Exhibit to the Registration Statement on Form S-1, Registration No. 2-85321, of the Company, and incorporated herein by reference.

  (3) Filed as an Exhibit to the Current Report on Form 8-K of the Company dated October 20, 1989 and incorporated herein by reference.

  (4) Filed as an Exhibit to the Annual Report on Form 10-K of the Company for the year ended December 31, 1984 and incorporated herein by reference.

  (5) Filed as an Exhibit to the Annual Report on Form 10-K of the Company for the year ended December 31, 1985 and incorporated herein by reference.

  (6) Filed as an Exhibit to the Current Report on Form 8-K of the Company dated September 5, 1989 and incorporated herein by reference.

  (7) Filed as an Exhibit to the Annual Report on Form 10-K of the Company for the year ended December 31, 1990 and incorporated herein by reference.

  (8) Filed as an Exhibit to the Annual Report on Form 10-K of the Company for the year ended December 31, 1991 and incorporated herein by reference.

  (9) Filed as an Exhibit to the Annual Report on Form 10-K of the Company for the year ended December 31, 1992 and incorporated herein by reference.

  (10) Filed as an Exhibit to the Annual Report on Form 10-KSB of the Company for the year ended December 31, 1994 and incorporated herein by reference.

  (11)  Filed herewith.


(b)  REPORTS ON FORM 8-K.

        No current report on Form 8-k was filed by the Company during the fourth quarter of 1995.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       AMERICAN PHYSICIANS SERVICE GROUP, INC.


                       By: /s/ Kenneth S. Shifrin
                          ------------------------------------------------------
                          Kenneth S. Shifrin, Chairman of the
                          Board and Chief Executive Officer

                       Date:  March 26, 1996

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Kenneth S. Shifrin
   ------------------------------------------------------
  Kenneth S. Shifrin
  Chairman of the Board and
  Chief Executive Officer
  (Principal Executive Officer)

Date: March 26, 1996


By: /s/ W. H. Hayes
   ------------------------------------------------------
  W. H. Hayes
  Senior Vice President - Finance, Secretary
  and Chief Financial Officer
  (Principal Financial Officer)

Date: March 26, 1996


By: /s/ Thomas R. Solimine
   ------------------------------------------------------
  Thomas R. Solimine
  Controller
  (Principal Accounting Officer)

Date: March 26, 1996

By: /s/ Jack R. Chandler
   ------------------------------------------------------
  Jack R. Chandler, M.D.
  Vice Chairman of the Board and
  Director

Date: March 26, 1996



By: /s/ Richard J. Clark
   ------------------------------------------------------
  Richard J. Clark, Director

Date: March 26, 1996



By: /s/ Jack Murphy
   ------------------------------------------------------
  Jack Murphy, Director

Date: March 26, 1996



By: /s/ William A. Searles
   ------------------------------------------------------
  William A. Searles, Director

Date: March 26, 1996

                                   APPENDIX A



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


                                                       Page
                                                       ----

Independent Auditors' Report                           A-2

Financial Statements

Consolidated Statements of Earnings for the years      A-3
ended December 31, 1995, 1994 and 1993.

Consolidated Balance Sheets at December 31, 1995       A-5
and December 31, 1994.

Consolidated Statements of Cash Flows for the years    A-7
ended December 31, 1995, 1994 and 1993.

Consolidated Statements of Shareholders' Equity        A-9
at December 31, 1995, 1994 and 1993.

Notes to Consolidated Financial Statements.            A-10

Financial Statement Schedules

Valuation and Qualifying Accounts, Schedule II         S-1


                          Independent Auditors' Report
                          ----------------------------



The Board of Directors and Shareholders
American Physicians Service Group, Inc.:

We have audited the accompanying consolidated financial statements of American Physicians Service Group, Inc. and subsidiaries ("Company") as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Physicians Service Group, Inc. and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in notes 1 and 10 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.


Austin, Texas
March 8, 1996

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)
                                                              Year Ended
                                                             December 31,
                                                      ---------------------------
                                                        1995     1994      1993
                                                      --------  -------  --------

Revenues:
  Financial services (Note 3)                         $13,762   11,451    11,503
  Computer systems/software                             4,738    5,404     4,179
  Real estate (Note 6)                                    668      586       581
  Investments and other (Note 2)                        1,322      296       457
                                                      -------   ------    ------
    Total revenues                                     20,490   17,737    16,720
                                                      -------   ------    ------

Expenses:
  Financial services                                   11,582   10,626    10,619
  Computer systems/software                             4,262    4,970     3,866
  Real estate                                             510      452       392
  General and administrative                            2,037      255       517
  Interest                                                124      151       141
                                                      -------   ------    ------
    Total expenses                                     18,515   16,454    15,535
                                                      -------   ------    ------

  Operating income                                      1,975    1,283     1,185

  Equity in earnings of
    unconsolidated affiliate (Note 14)                  1,508      950       608

  Minority interest in consolidated
    earnings                                               --      (15)       (9)
                                                      -------   ------    ------

  Earnings from continuing operations before
    income taxes and cumulative effect
    of change in accounting for income taxes            3,483    2,218     1,784

  Income tax expense (Note 10)                          1,108      798       611
                                                      -------   ------    ------

  Earnings from continuing operations before
    cumulative effect of change in
    accounting for income taxes                         2,375    1,420     1,173
                                                      -------   ------    ------

Loss from discontinued operations net of income
   tax benefit of $181, $86 and $148 in 1995, 1994
   and 1993, respectively                                (351)    (166)     (288)

  Cumulative effect of change in
    accounting for income taxes (Note 10)                  --       --       201
                                                      -------   ------    ------

    Net earnings                                      $ 2,024    1,254     1,086
                                                      =======   ======    ======


See accompanying notes to consolidated financial statements

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS


                                                      1995          1994         1993
                                                    --------       ------       ------
  Earnings per common share:

  Primary:
    Earnings from continuing operations before
      cumulative effect of change in
      accounting for income taxes                     $ 0.62        0.40        0.32

    Discontinued operations                           $(0.09)      (0.05)      (0.08)

    Cumulative effect of change in
      accounting for income taxes                     $   --          --        0.06
                                                      ------       -----       -----

    Net earnings                                      $ 0.53        0.35        0.30
                                                      ======       =====       =====

  Fully diluted:
    Earnings from continuing operations before
      cumulative effect of change in
      accounting for income taxes                     $ 0.57        0.40        0.32

   Discontinued operations                            $(0.08)      (0.05)      (0.08)

    Cumulative effect of change in
      accounting for income taxes                     $   --          --        0.06
                                                      ------       -----       -----

    Net earnings                                      $ 0.49        0.35        0.30
                                                      ======       =====       =====

Primary weighted average shares
 outstanding                                           3,843       3,537       3,622
                                                      ======      ======      ======

Fully diluted weighted average
 shares outstanding                                    4,163       3,614       3,622
                                                      ======      ======      ======

See accompanying notes to consolidated financial statements

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS


(In thousands, except share data)

                                                           December 31,
                                                     -----------------------
                                                         1995        1994
                                                     -----------  ----------
ASSETS
Current assets:
     Cash and cash equivalents                         $ 6,798        3,266
     Marketable securities (Note 2)                      2,004        1,491
     Trading account securities                          1,014          661
     Management fees and other receivables (Note 3)      1,748        2,932
     Notes receivable - current (Note 4)                   223          325
     Receivable from clearing broker                       780          491
     Net deferred tax asset (Note 10)                      159          163
     Prepaid expenses and other                            312          806
                                                       -------       ------
          Total current assets                          13,038       10,135



Notes receivable, less current portion (Note 4)             83          915
Property and equipment, net (Note 6)                     2,129        2,025
Investment in Prime Medical (Note 14)                    7,412        5,658
Other assets                                             1,078        1,185
                                                       -------       ------
          Total assets                                 $23,740       19,918
                                                       =======       ======

          See accompanying notes to consolidated financial statements

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS


(In thousands, except share data)

                                                              December 31,
                                                          ------------------
                                                            1995      1994
                                                          --------  --------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long term obligations (Note 8)    $   299      327
     Accounts payable - trade                                 353      809
     Accrued compensation                                     861      488
     Accrued expenses and other liabilities (Note 7)        3,501    2,168
     Income taxes payable                                     558      257
                                                          -------   ------
          Total current liabilities                         5,572    4,049



Long-term obligations (Note 8)                                574      878
                                                          -------   ------

          Total liabilities                                 6,146    4,927
                                                          -------   ------

Shareholders' equity:
     Preferred stock, $1.00 par value, 1,000,000
      shares authorized                                        --       --
     Common stock, $0.10 par value, 20,000,000 shares
      authorized; 3,663,871 issued at 12/31/95
      and 3,471,684 at 12/31/94                               366      347
     Additional paid-in capital                             4,530    4,469
     Unrealized holding gains                                  --       44
     Retained earnings                                     12,698   10,674
     Reciprocal stockholdings (Note 14)                        --     (543)
                                                          -------   ------


          Total shareholders' equity                       17,594   14,991
                                                          -------   ------
Commitments and contingencies
       (notes 5, 8, 9, 12 and 14)
          Total liabilities and shareholders' equity      $23,740   19,918
                                                          =======   ======

          See accompanying notes to consolidated financial statements

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                     Consolidated Statements of Cash Flows

(In thousands)

                                                                    Year Ended
                                                                   December 31,
                                                         -------------------------------
                                                            1995        1994       1993
                                                         --------     -------    -------
Cash flows from operating activities:
 Cash received from customers                            $ 21,068      16,138     17,405
 Cash paid to suppliers and employees                     (17,860)    (15,740)   (16,143)
 Change in trading account securities                        (353)        475        318
 Change in receivable from clearing broker                   (289)       (308)      (737)
 Interest paid                                               (124)       (151)      (141)
 Income taxes paid                                           (494)        (15)      (343)
 Interest, dividends and other investment
  proceeds                                                  1,322         456        136
                                                         --------     -------    -------
  Net cash from operating activities                        3,270         855        495
                                                         --------     -------    -------

Cash flows from investing activities:
 Payments for purchase of property and
  equipment                                                  (483)       (185)      (273)
 Proceeds from sale of assets                                  47          76        119
 Proceeds from the sale of discontinued operation              67          --         --
 Net decrease (increase) in marketable
  securities                                                 (530)     (1,183)       407
 Funds loaned to others                                        --          --       (731)
 Collection of notes receivable                             1,119       1,863        334
                                                         --------     -------    -------
  Net cash from (used in) investing
   activities                                                 220         571       (144)
                                                         --------     -------    -------

Cash flows from financing activities:
 Proceeds from long-term obligations                           --          --         17
 Repayment of long-term obligations                          (332)       (613)      (317)
 Acquisition of treasury stock                               (125)         --         --
 Exercise of stock options                                    499          --         --
 Increase (decreased) in minority interest                     --         (91)         8
                                                         --------     -------    -------
  Net cash provided by (used in) financing activities          42        (704)      (292)
                                                         --------     -------    -------

Net change in cash and cash equivalents                     3,532         722         59

Cash and cash equivalents at beginning of year              3,266       2,544      2,485
                                                         --------     -------    -------
Cash and cash equivalents at end of year                 $  6,798       3,266      2,544
                                                         ========     =======    =======

         See accompanying notes to consolidated financial statements.

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                Consolidated Statements of Cash Flows, continued

(In thousands)

                                                                         Year Ended
                                                                         December 31,
                                                              ----------------------------------
                                                                 1995       1994        1993
                                                              ----------  ---------  -----------
Reconciliation of net earnings to net cash
    from operating activities:
 Net earnings                                                  $  2,024      1,254        1,086
Adjustments to reconcile net earnings to
  net cash from operating activities:
Depreciation and amortization                                       399        323          484
Writedown of goodwill                                                --         --          166
Minority interest                                                    --         15            9
Cumulative effect of change in accounting for income taxes           --         --         (201)
Loss (gain) on sale or disposition of assets                        (72)        31          (77)
Recognition of long-term capital loss carryback                      --         88           --
Gain on exchange of affiliate stock for note                         --         --          (21)
Loss on permanent impairment of debt securities                      --        160           --
Provision to increase valuation
  allowance on marketable securities                                 --         --         (321)
Provision for deferred income tax                                    27        480          342
Gain on sale of marketable securities                               (50)       (33)          --
Undistributed earnings of affiliate                              (1,508)      (950)        (608)
Change in income tax payable                                        301        129         (222)
Change in trading account securities                               (353)       475          318
Change in receivable from clearing broker                          (289)      (308)        (737)
Change in management fees and other receivables                   1,183     (1,301)         279
Change in prepaids and other assets                                 493       (358)        (167)
Change in trade accounts payable                                   (456)        11          166
Change in accrued expenses and other liabilities                  1,571        839           (1)
                                                               --------     ------        -----
  Net cash from operating activities                           $  3,270        855          495
                                                               ========     ======        =====

Summary of non-cash transactions:

During the third quarter, 1995, the investment in the Company by the Company's affiliate, Prime Medical Services, Inc., became immaterial. Consequently, Reciprocal Stockholdings fell to zero while the Company's investment in affiliate increased by $543.

The Company acquired $294,000 in treasury stock by exchanging $294,000 in Prime Medical Services, Inc. Common stock during 1995.

The Company sold APS Communications in a non-cash transaction as follows:

     Note received                       $  183
                                         ======

     Fixed assets sold                     ( 48)
     Deferred income                       (135)
                                          -----
                                         $  183
                                         ======

         See accompanying notes to consolidated financial statements.

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                Consolidated Statements of Shareholders' Equity
              For the years ended December 31, 1995, 1994 and 1993

(In thousands, except share data)



                                   Common Stock        Additional   Unrealized                                Total
                              ---------------------     paid-in      holding    Retained    Reciprocal    shareholders'
                                 Shares      Amount     capital       gains     earnings   stockholdings      equity
                              -----------------------------------------------------------------------------------------
Balance, January 1, 1993         3,543,364      354        4,725           --      8,334        ( 954)       12,459
Net earnings                                                                       1,086           --         1,086
Issuance of common stock            18,400        2           37           --         --           --            39
Shares repurchased &
 cancelled                         (90,075)      (9)        (294)          --         --           --         ( 303)

Pro rata portion of Company
   common stock held by
   affiliate (Note 14)                  --       --           --           --         --          407           407
                              -----------------------------------------------------------------------------------------
Balance December 31, 1993        3,471,689      347        4,468           --      9,420         (547)       13,688
Net earnings                            --       --           --           --      1,254           --         1,254
Unrealized gains on
 securities                             --       --           --           44         --           --            44
    available for sale
Shares repurchased &                    (5)      --           --           --         --           --            --
 cancelled
Contributed capital                     --       --            1           --         --           --             1
Pro rata portion of Company
   common stock held by
   affiliate (Note 14)                  --       --           --           --         --            4             4
                              -----------------------------------------------------------------------------------------
Balance December 31, 1994        3,471,684     $347        4,469           44     10,674         (543)       14,991
Net earnings                            --       --           --           --      2,024           --         2,024
Unrealized loss on
 securities                             --       --           --          (44)        --           --           (44)
   available for sale
Shares issued (Note 12)            314,333       31          468           --         --           --           499
Shares repurchased &
cancelled (Note 14)               (122,146)     (12)        (407)          --         --           --          (419)
Pro rata portion of Company
    common stock held by
    affiliate (Note 14)                 --       --           --           --         --          543           543
                              -----------------------------------------------------------------------------------------
Balance December 31, 1995        3,663,871      366        4,530           --     12,698           --        17,594
                              =========================================================================================

See accompanying notes to consolidated financial statements.

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   Notes To Consolidated Financial Statements
                        December 31, 1995, 1994 and 1993

(1)  Summary of Significant Accounting Policies

     (a)  General

     American Physicians Service Group, Inc. through its subsidiaries, provides: financial services that include management of malpractice insurance companies and brokerage and investment services to individuals and institutions; and computer systems and software packages to medical clinics, medical schools, physician hospital organizations and other physician networks. The brokerage and computer businesses have clients nationally. Insurance management is a service provided primarily in Texas, but is available to clients nationally. American Physicians Service Group, Inc. also owns space in the office building which serves as its headquarters. Through its real estate subsidiary it leases space that is surplus to its needs. During the three years presented in the financial statements, financial services and computer systems generated approximately 66% and 25%, respectively, of total revenues.

     (b)  Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(c)  Principles of Consolidation

     The consolidated financial statements include the accounts of American Physicians Service Group, Inc. and of subsidiary companies more than 50% owned ("Company"). Investments in affiliated companies and other entities in which the Company's investment is for less than 50% of the common shares outstanding are accounted for by the equity method.

     All significant intercompany transactions and balances have been eliminated from the accompanying consolidated financial statements.

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
             Notes To Consolidated Financial Statements, Continued

(1)  Summary of Significant Accounting Policies, continued

     (d)  Revenue Recognition

     Financial services revenues related to management fees are recognized monthly as a percentage of the earned premiums of the managed company. The profit sharing component of these fees is recognized when it is reasonably certain that the managed company will have an annual profit. Revenues related to securities transactions are recognized on a trade date basis.

     Revenue from software product sales is recognized on the percentage of completion method. Revenue from hardware sales is recognized when the hardware is delivered. Maintenance and service contracts related to software products are deferred and recognized over the term of the contract (generally one year) using the straight-line method.

     Real estate rental income is recognized monthly based on lease agreements. Costs of leasehold improvements are capitalized and amortized monthly over the term of the lease.

     Investment revenues are recognized as accrued on highly-rated investments and as received on lesser grades.

     (e) Broker, Dealer and Securities Transactions

     Securities transactions are recorded in the accounts on a trade date basis.

     (f)  Marketable Securities

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (Statement 115), in May, 1993 for implementation in fiscal years beginning after December 15, 1993. Statement 115 addresses the accounting and reporting for investments in debt and equity securities. Under Statement 115, those investments are to be classified in three categories and accounted for as follows:

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
             Notes To Consolidated Financial Statements, Continued

(1)  Summary of Significant Accounting Policies, continued

     Classification          Accounting
     --------------          ----------

     Held to maturity      Amortized cost

     Trading securities    Fair value, unrealized gains and losses included in
                           earnings

     Available for sale    Fair value, unrealized gains and losses excluded from
                           earnings and reported as a separate component of
                           stockholders' equity, net of applicable income taxes

     The Company adopted Statement 115 on January 1, 1994 and has included its marketable securities in the available for sale category. Because of previous valuation allowances established to record investment securities at the lower of aggregate cost or market, implementation of Statement 115 on January 1, 1994 resulted in no significant change to equity.

     (g)   Property and Equipment

     Property and equipment are stated at cost. Equipment under capital lease is stated at the present value of minimum lease payments at the beginning of the lease term. Property and equipment and rental property are depreciated using the straight-line method over the estimated useful lives of the respective assets (3 to 40 years). Equipment under capital lease is amortized using the straight-line method over the shorter of the lease terms or estimated useful lives of the assets (5 years).

     (h)  Long-Lived Assets

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("Statement 121") in March 1995 for implementation in fiscal years beginning after December 15, 1995. The statement addresses the impact on an enterprise's financial statements when circumstances indicate the carrying amount of an asset may not be recoverable. The Company does not expect Statement 121 to have a material affect on the financial statements at adoption.

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
             Notes To Consolidated Financial Statements, Continued

(1)  Summary of Significant Accounting Policies, continued

     (i)   Income Taxes

     Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes and reported the cumulative effect of that change in the method of accounting for income taxes in the 1993 consolidated statement of earnings. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(j)  Earnings Per Share

     Earnings per share have been computed based on the weighted average number of shares outstanding and common share equivalents.

(k)  Cash and Cash Equivalents

     Cash and cash equivalents include cash and highly liquid investments with an original maturity of 90 days or less.

     (l) Post Retirement/Post Employment Benefits

     The Company's employee benefits do not extend beyond an employee's active employment. Consequently, no accrual for future benefits as prescribed in Statement of Financial Accounting Standards No. 106 and No. 112 has been recorded.

     (m) Derivative Financial Instruments

     The Company has not made use of derivative financial instruments as defined in the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
             Notes To Consolidated Financial Statements, Continued

(1)  Summary of Significant Accounting Policies, continued

     (n)  Notes Receivable

     Notes receivable are recorded at cost, less allowances for doubtful accounts when deemed necessary. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (Statement 114), in May 1993 and the related Statement of Financial Accounting Standards No. 118 Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, in October 1994 for implementation in fiscal years beginning after December 15, 1994. Management, considering current information and events regarding the borrowers ability to repay their obligations, considers a note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. Impairment losses are included in the allowance for doubtful accounts through a charge to bad debt expense. Cash receipts on impaired notes receivable are applied to reduce the principal amount of such notes until the principal has been
     recovered and are recognized as interest income, thereafter.   The adoption
     of Statements 114 and 118 by the Company on January 1, 1995 did not have a material affect on the financial statements.

(o)  Stock-Based Compensation

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"), in October 1995 for implementation in fiscal years beginning after December 15, 1995. The Company has not elected early adoption of Statement 123. Statement 123 becomes effective beginning with the Company's first quarter of fiscal year 1996 and will not have a material effect on the Company's financial position or results of operations. Upon adoption of Statement 123, the Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees and will provide proforma disclosures of net income and earnings per share as if the fair value-based method prescribed by Statement 123 had been applied in measuring compensation expense.

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
             Notes To Consolidated Financial Statements, Continued

(1)  Summary of Significant Accounting Policies, continued

(p)  Reclassification

     Certain reclassifications have been made to amounts presented in previous years to be consistent with the 1995 presentation.

(2)  Marketable Securities

     The Company holds various marketable securities as short-term investments. At December 31, 1995 and 1994, these marketable securities consisted of:


                                              1995        1994
                                           ----------  ----------

Debt securities, at cost                   $2,004,000  $1,424,000

         Add: adjustment to fair value             --      67,000
                                           ----------  ----------
         Total marketable securities at
           fair value                      $2,004,000  $1,491,000
                                           ==========  ==========

At December 31, 1995, there were no gross unrealized gains.   At December 31,
1994, there were gross unrealized gains, net of applicable federal income tax, of $44,000.


Investment income includes the following:
                                               1995       1994        1993
                                             ---------  ---------  ----------
     Interest                                 $243,000    68,000      23,000
     Realized gains                             50,000    42,000      94,000
     Realized losses                                --   (10,000)    (275,000)
     Permanent impairment of
      debt securities                               --  (160,000)         --
     Decrease in
      valuation allowance                           --        --     324,000
                                              --------  --------   ---------
                                              $293,000   (60,000)    166,000
                                              ========  ========   =========

No individual issuer exceeded 10% of stockholder's equity at December 31, 1995.

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
             Notes To Consolidated Financial Statements, Continued

(3)  Management Fees and Other Receivables

Management fees and other receivables consist of the following:


                                                       December 31,
                                                  -----------------------
                                                      1995       1994
                                                  ----------   ----------
Management fees receivable                        $  342,000   1,131,000
Trade accounts receivable                          1,034,000     561,000
Less:  allowance for doubtful accounts              (132,000)    (59,000)
Accrued interest receivable                           45,000      57,000
Other receivables                                    459,000   1,242,000
                                                  ----------   ---------
                                                  $1,748,000   2,932,000
                                                  ==========   =========

The Company earns management fees by providing for the full management of American Physicians Insurance Exchange ("APIE") under the direction of APIE's doctor Board of Directors. Subject to the direction of this Board, FMI sells and issues policies, investigates, settles and defends claims, and otherwise manages APIE's affairs. The Company has previously managed other insurance companies.

The Company earned management fees of $5,288,000, $5,358,000 and $3,958,000 and received expense reimbursements of $355,000, $247,000 and $255,000 for the years ended December 31, 1995, 1994 and 1993, respectively, related to these agreements.

(4)  Notes Receivable

Notes receivable consists of the following:

                                                          December 31,
                                                  --------------------------
                                                     1995              1994
                                                  ----------        ---------
 Regan Publishing Company
  The unsecured note bears interest at 7%.
  Payments of $50,000 plus interest are
  due June 30, 1996, December 31, 1996,
  and June 30, 1997, with the balance due
  December 31, 1997.                                $183,000             --


                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
             Notes To Consolidated Financial Statements, Continued

(4)  Notes Receivable, continued

     Whited, Winters, Newton & Clarissimeaux
      The  note was paid in full when due.               --       35,000

     Ron Luke and Associates, Inc.
      The  note was paid in full in May, 1995.           --    1,000,000

     The Billings Clinic
      The note is secured by computer equipment
      and bears interest at a weighted average
      rate of 11.38%.  Monthly payments of
      principal and interest are due through
      December 1996.                                123,000      205,000
                                                 ----------    ---------
                                                    306,000    1,240,000
Less current portion                                223,000      325,000
                                                 ----------    ---------
Long term portion                                $   83,000      915,000
                                                 ==========    =========

In connection with the Ron Luke & Associates, Inc. note, the Company received a warrant to acquire 50% of Ron Luke & Associates, Inc. for $1,000,000 and received the right to appoint two out of the five directors on Ron Luke & Associates, Inc.'s board of directors. Such provisions expire in February,
1997.   No value has been assigned to the warrant.

(5)  Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" (Statement 107), requires that the Corporation disclose estimated fair values for its financial instruments as of December 31, 1995 and 1994:

                                                    1995             1994
                                              ---------------  ---------------
                                              Carrying  Fair   Carrying  Fair
                                               Amount   Value   Amount   Value
                                              --------  -----  --------  -----

         Cash and cash equivalents               6,798  6,798     3,266  3,266
         Marketable Securities and Trading
              Account Securities                 3,018  3,018     2,152  2,152

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
             Notes To Consolidated Financial Statements, Continued

(5)  Fair Value of Financial Instruments, continued

                                              1995             1994
                                        ---------------  ---------------
                                        Carrying  Fair   Carrying  Fair
                                         Amount   Value   Amount   Value
                                        --------  -----  --------  -----
     Management fees and other
        Receivables                        1,748  1,748     2,932  2,932
     Notes receivable                        306    293     1,240  1,240
     Receivable from clearing broker         780    780       491    491
     Debt                                    873    873     1,205  1,205
     Accounts Payable                        353    353       809    809

Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments.

     Cash and Cash Equivalents
     -------------------------

The carrying amounts for cash and cash equivalents approximate fair value because they mature in less than 90 days and do not present unanticipated credit concerns.

     Marketable Securities and Trading Account
     -----------------------------------------

The fair value of securities owned is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The carrying values of marketable securities are adjusted to market since such securities are in the available for sale category. Trading account securities are carried at market value.

Management Fees and Other Receivables
-------------------------------------

The fair value of these receivables approximates the carrying value due to their short-term nature and historical collectibility.

Notes Receivable
----------------

The fair value of notes has been determined using discounted cash flows based on managements' estimate of current interest rates for notes of similar credit quality.

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
             Notes To Consolidated Financial Statements, Continued

(5)  Fair Value of Financial Instruments, continued

Receivable from Clearing Broker
-------------------------------

The carrying amounts approximate fair value because the funds can be withdrawn
------------------------------------------------------------------------------
on demand and there is no unanticipated credit concern.
-------------------------------------------------------

Debt
----

The fair market value of debt approximates carrying value since it is primarily floating rate debt based on current market rates.

Accounts Payable
----------------

The fair value of the payable approximates carrying value due to the short-term nature of the obligation.

Limitations
-----------

Fair value estimates are made at a specific point in time, based on relevant
market information and information about the financial instrument.   Fair value
estimates are based on existing on-and-off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets or liabilities include the deferred tax assets, property and equipment, investment in Prime Medical, other assets, accrued expenses and income tax payable. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the aforementioned estimates.

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
             Notes To Consolidated Financial Statements, Continued

(6)  Property and equipment

     Property and equipment consists of the following:

                                        December 31,
                                    ---------------------
                                       1995       1994
                                    ----------  ---------

Office condominium                  $1,896,000  1,831,000
  Furniture and equipment            3,422,000  3,065,000
                                    ----------  ---------
                                     5,318,000  4,896,000
Accumulated depreciation and
  amortization                       3,189,000  2,871,000
                                    ----------  ---------
                                    $2,129,000  2,025,000
                                    ==========  =========

The Company owns approximately 53,000 square feet in the condominium building in which its principal offices are located. The Company, its subsidiaries and affiliates occupy approximately 28,000 square feet and the remainder is leased to third parties. Rental income received from third parties during the years ended December 31, 1995, 1994 and 1993 totaled approximately $382,000, $308,000 and $260,000, respectively. Future minimum lease payments to be received under the terms of the office condominium leases are as follows: 1996 - $337,000; 1997 - $275,000; 1998 - $208,000; 1999 - $59,000 and none thereafter.

Included in furniture and equipment at December 31, 1995 and 1994 are computers
and equipment under capital lease of approximately $191,000.   Accumulated
amortization on this equipment under capital lease was $139,000 and $101,000 at December 31, 1995 and 1994, respectively.

(7)  Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consists of the following:

                                                              1995           1994
                                                          ----------      ----------

         Taxes payable - other                             $  150,000        36,000
         Commissions payable                                   38,000       110,000
         Deferred income                                      434,000       685,000
         Health insurance and other claims
           payable                                             73,000       104,000
         Contractual/legal claims                           2,360,000       836,000

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
             Notes To Consolidated Financial Statements, Continued

(7)  Accrued Expenses and Other Liabilities, continued


         Vacation payable                                      127,000        137,000
         Funds held for others                                  51,000         48,000
         Interest payable                                        5,000          5,000
         Other                                                 263,000        207,000
                                                            ----------      ---------
                                                            $3,501,000      2,168,000
                                                            ==========      =========

(8)  Long-term Obligations

     Long-term obligations consist of the following:

                                                              1995                 1994
                                                          ----------            ---------
Capital leases                                            $  280,000              297,000
  Less amounts representing interest                         (12,000)             (32,000)
                                                          ----------            ---------
Present value of net
    minimum payments                                         168,000              265,000
Notes payable secured by office buildings                    642,000              742,000
         Other                                                63,000              198,000
                                                          ----------            ---------
Total long term obligations                                  873,000            1,205,000
  Less current portion                                       299,000              327,000
                                                          ----------            ---------
Long-term portion                                         $  574,000              878,000
                                                          ==========            =========

Capital leases are at a weighted average interest rate of 9.09% and are payable monthly through April 1997. Notes payable secured by office buildings are at the prime rate of interest and are payable monthly, in installments of approximately $13,000, through April 1997 at which time the balance of $517,000 is due.

Long-term obligations are repayable by the Company in approximate annual installments as follows: 1996, $299,000 and 1997, $574,000.

The Company has a $2,000,000 revolving credit commitment with a bank through July 1996 at the prime rate. The agreement requires the maintenance of certain financial ratios and contains other restrictive covenants. No funds had been advanced under the line of credit as of December 31, 1995.

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
             Notes To Consolidated Financial Statements, Continued

(9)  Commitments and Contingencies

The Company has guaranteed the future yield of a customer's investment portfolio beginning in January 1995 for up to a five and one-half year period. Management believes that the Company's financial statements adequately provide for any loss that might occur under this agreement; however, as defined in AICPA Statement of Position 94-6, it is reasonably possible that the Company's estimate of loss could change over the remaining term of the agreement. Management is unable to determine the range of potential adjustment since it is based on securities markets, which are beyond its ability to control.

Rent expense under all operating leases for the years ended December 31, 1995, 1994 and 1993 was $103,000, $127,000 and $108,000, respectively. Future minimum payments for leases which extend for more than one year are not significant at December 31, 1995.

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

(10) Income Taxes

As discussed in Note 1, the Company adopted Statement 109 as of January 1, 1993. The cumulative effect of this change in accounting for income taxes of $201,000 was determined as of January 1, 1993 and was reported separately in the consolidated statement of earnings for the year ended December 31, 1993.

Income tax expense (benefit) consists of the following:

                                 Year Ended
                                 December 31,
                         --------------------------
                           1995    1994     1993
                         -------  -------  -------
Federal
     Current              $795,000  109,000  105,000
     Deferred               27,000  480,000  342,000
State - current            105,000  123,000   16,000
                          --------  -------  -------
                          $927,000  712,000  463,000
                          ========  =======  =======

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
             Notes To Consolidated Financial Statements, Continued

(10) Income Taxes, continued

A reconciliation of expected income tax expense (computed by applying the United States statutory income tax rate of 34% to earnings before income taxes) to total income tax expense in the accompanying consolidated statements of earnings follows:


                                                                     Year Ended
                                                                   December 31,
                                                        ----------------------------------
                                                           1995         1994        1993
                                                        -----------  -----------  --------
Expected federal income tax
  expense                                               $1,003,000      668,000   458,000
Deduction allowed for tax purposes
  for non-qualified stock options exercised               (128,000)          --        --
State taxes                                                105,000      123,000    16,000
Other, net                                                 (53,000)     (79,000)  (11,000)
                                                        ----------      -------   -------
                                                        $  927,000      712,000   463,000
                                                        ==========      =======   =======

Deferred tax assets are primarily the result of temporary differences related to accounting for reserves for losses, amounts expensed for financial purposes not deductible for tax purposes, fixed assets (primarily differences in methods of depreciation) and investments (primarily related to valuation allowances) for tax and book purposes.

The tax effect of temporary differences that gives rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 are presented below:

                                                          1995           1994
                                                       ---------       ---------
Deferred tax assets:
Marketable securities write downs not taken
  for tax purposes                                        $    46,000   $  72,000
Accrued expenses                                              993,000     490,000
Writedown of Paid Dental Administrators, Inc.
  to net realizable value                                          --     118,000
Accounts receivable, principally due
  to allowance for doubtful accounts                           77,000      54,000
 Deferred income for books not for tax                        129,000          --
 Other                                                          7,000      13,000
                                                          -----------   ---------
         Total gross deferred tax assets                    1,252,000     747,000
                                                          -----------   ---------

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
             Notes To Consolidated Financial Statements, Continued

(10) Income Taxes, continued

Deferred tax liabilities:
Investment in Prime Medical Services, Inc.
 due to use of equity method for books                    (1,033,000)   (494,000)
Unrealized gains on investments available
 for sale                                                        --      (23,000)
Capitalized expenses, principally due to
 deductibility for tax purposes                              (60,000)    (67,000)
                                                          ----------   ---------
         Total gross deferred tax liabilities             (1,093,000)   (584,000)
                                                          -----------   ---------
Net deferred tax asset                                    $   159,000   $ 163,000
                                                          ===========   =========

The Company has not recorded a valuation allowance against the deferred tax asset as management believes it is more likely than not that the Company will fully realize the asset in the form of future tax deductions since the temporary differences will reverse in the near future. These deductions would be available to carryback to prior years, if necessary.

(11)   Employee Benefit Plans

The Company has an employee benefit plan qualifying under Section 401(k) of the Internal Revenue Code for all eligible employees. Employees become eligible upon meeting certain service and age requirements. Employees may defer up to 15% (not to exceed $9,240 in 1995) of their annual compensation under the plan. The Company, at its discretion, may contribute up to 200% of the employees' deferred amount. For the years ended December 31, 1995, 1994 and 1993, contributions by the Company aggregated $100,000, $105,000, and $87,000, respectively.

(12) Stock Options and Stock Grants

The Company has an employee stock option plan for key employees which provides for the issuance of up to 700,000 shares of common stock. The Company also has a stock option plan for directors which provides for issuance of up to 700,000 shares of common stock. Options granted under the plans could be qualified incentive stock options or non-qualified options through July 17, 1993. After that date only non-qualified options may be granted.

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
             Notes To Consolidated Financial Statements, Continued

(12) Stock Options and Stock Grants, continued

In 1995 the Board of Directors adopted two new plans. A non-employee directors plan provides for the issuance of up to 200,000 shares of common stock to non-employee directors who serve on the Option Committee. The other plan is for directors and key employees and provides for the issuance of up to 800,000 shares of common stock. Both plans are subject to approval by shareholders at the Company's 1996 Annual Meeting.

The exercise price for each non-qualified option share is determined by the Option Committee of the Board of Directors. The exercise price of a qualified incentive stock option had to be at least 100% of the fair market value of such shares on the date of grant of the option.

     Option transactions are shown below:

Number of Shares                        1995     1994     1993
----------------                       -------  -------  -------

     Balance at January 1              921,000  926,000  930,000
     Options granted                   235,000   70,000   30,000
     Options exercised:
        Number                         314,000       --       --
        Average price                     1.59       --       --
     Options forfeited                   5,000   75,000   34,000

     At December 31:
     Balance of Options outstanding    837,000  921,000  926,000
     Average price                        2.18     1.57     1.68
     Options exercisable               550,000  813,000  818,000
     Shares available for grant        249,000  479,000  474,000

At December 31, 1995 the 837,000 outstanding options consisted of 159,000 incentive options and 678,000 non-qualified options and ranged in price from $1.375 to $9.625 per share.

In 1993 the Company issued 18,000 shares of common stock as compensation to an officer of the Company.

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
             Notes To Consolidated Financial Statements, Continued

(13) Discontinued Operations

On October 23, 1995 the Company sold substantially all of the assets of APS Communications Corporation, a publisher of Spanish language directories of U. S. businesses. The Company received cash, a note (see note 4) and had certain liabilities assumed by the purchaser. The gain on the sale, to be recognized on the installment basis through 1997, will not be material to the Company's operations. Historical results from the operation are presented in the Consolidated Statements of Earnings as "Loss from discontinued operations."

(14) Investment in Prime Medical

On October 12, 1989, the Company purchased for cash 3,540,000 shares (42%) of the common stock of Prime Medical. Members of the Company's Board currently serve as three of the nine directors of Prime Medical. Prime Medical provides non-medical management services to lithotripsy centers. In conjunction with the acquisition of additional lithotripsy operations in June 1992 and October 1993, the outstanding shares of Prime Medical increased. These increases plus the sale of Prime Medical shares owned by the Company under an option agreement reduced the Company's ownership to 21% of the outstanding common stock of Prime Medical. The Company's investment in Prime Medical is accounted for on the equity method. The 3,064,000 shares of Prime Medical common stock held by the Company had a market value of $27,576,000 (carrying amount of $7,412,000) at December 31, 1995 based on the market closing price of $9.00 per share.

At December 31, 1995 and 1994, the Company's retained earnings included undistributed earnings, net of deferred tax, of Prime Medical totaling $1,890,000 and $895,000, respectively.

The condensed balance sheet and statement of operations for Prime Medical follow:

        Condensed balance sheet at December 31, 1995 and 1994
        -----------------------------------------------------

                                      1995         1994
                                  ------------  ----------

              Current assets       $10,938,000   8,753,000
              Long-term assets      66,627,000  45,108,000
                                   -----------  ----------
                  Total assets      77,565,000  53,861,000
                                   ===========  ==========

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
             Notes To Consolidated Financial Statements, Continued

(14) Investment in Prime Medical, continued

                                                                   1995     1994
                                                                   ----     ----
              Current liabilities                               11,055,000   6,528,000
              Long-term liabilities                             23,760,000  12,912,000
              Shareholders equity                               42,750,000  34,421,000
                                                               -----------  ----------
                  Total liabilities and equity                 $77,565,000  53,861,000
                                                               ===========  ==========


     Condensed statement of operations for the years ended
     December 31, 1995 and 1994

                                                                    1995        1994
                                                               -----------  ----------

              Total revenue                                    $23,195,000  24,768,000
                                                               ===========  ==========
              Net income                                       $ 7,204,000   4,504,000
                                                               ===========  ==========

Prime Medical was the holder of 772,000 shares ($2,395,000 at cost) at December 31, 1994 of the Company's common stock. During 1995 Prime divested itself of substantially all of these shares. The Company recorded its pro rata portion, $543,000 (23%) at December 31, 1994 of this stock as reciprocal stockholdings.

The Company exchanged 575,000 shares of Prime stock for notes payable from Prime amounting to $593,750, one half in April 1993 and the other half in July 1995. The gain resulting from the difference between the market value of the Prime stock and the Company's carrying basis of the stock was not significant. The Company subsequently exchanged the notes for 87,000 shares in 1995 and 90,000 shares in 1993 of its own common stock (at current market value at exchange date) which was owned by Prime.

(15) Segment Information

The Company's financial services segment includes financial management for an insurance company that provides insurance coverage to doctors and hospitals, and brokerage and investment services to individuals and institutions.

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
             Notes To Consolidated Financial Statements, Continued

(15) Segment Information, continued

The computer systems/software segment consists of computer hardware and software marketed to university medical schools and to clinics.

Real Estate income is derived from the leasing of office space.

                                                    1995         1994          1993
                                                ------------  -----------  ------------
Operating Revenues:
     Financial services                         $13,762,000   11,451,000    11,503,000
     Computer systems/software vvvvv              4,738,000    5,404,000     4,179,000
     Real estate                                    668,000      586,000       581,000
                                                -----------   ----------    ----------
                                                $19,168,000   17,441,000    16,263,000
                                                ===========   ==========    ==========

Operating Profit:
     Financial services                         $ 2,118,000      731,000       797,000
     Computer Systems/Software                      476,000      434,000       313,000
     Real estate                                     96,000       77,000       135,000
                                                -----------   ----------    ----------
                                                  2,690,000    1,242,000     1,245,000
                                                -----------   ----------    ----------

Corporate investment and other income             1,322,000      296,000       457,000
Corporate expenses                               (2,037,000)    (255,000)     (517,000)
Minority interest                                        --      (15,000)       (9,000)

Equity in earnings of Prime Medical               1,508,000      950,000       608,000
                                                -----------   ----------    ----------

Earnings from continuing operations
 before income taxes and  cumulative
 effects of change in accounting for
 income taxes                                     3,483,000    2,218,000     1,784,000

Income tax expense (benefit)                      1,108,000      798,000       611,000
                                                -----------   ----------    ----------


                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
             Notes To Consolidated Financial Statements, Continued

(15) Segment Information, continued

                                              1995         1994         1993
                                          ------------  -----------  -----------
Earnings from continuing operations
  before cumulative  effects of change
  in accounting  for income taxes           2,375,000    1,420,000    1,173,000
                                          -----------   ----------   ----------

Loss from discontinued operations,
  net of income tax benefit                  (351,000)    (166,000)    (288,000)
                                          -----------   ----------   ----------

Cumulative effect of change in
  accounting for income taxes                      --           --      201,000
                                          -----------   ----------   ----------
Net earnings                              $ 2,024,000    1,254,000    1,086,000
                                          ===========   ==========   ==========

Identifiable assets:
     Financial services                   $11,816,000   10,161,000    8,371,000
     Computer systems/software              1,732,000    1,426,000    1,680,000
     Real estate                            1,578,000    1,640,000    1,659,000
     Corporate                              8,614,000    6,094,000    6,193,000
     Discontinued Operations                       --      597,000      423,000
                                          -----------   ----------   ----------
                                          $23,740,000   19,918,000   18,326,000
                                          ===========   ==========   ==========

Capital expenditures:
     Financial service                    $   262,000       31,000       25,000
     Computer systems/software                 80,000       48,000       95,000
     Real estate                               64,000       86,000      114,000
     Corporate                                 73,000       12,000       36,000
     Discontinued operations                    4,000        8,000        3,000
                                          -----------   ----------   ----------
                                          $   483,000      185,000      273,000
                                          ===========   ==========   ==========

Depreciation/amortization expenses:
     Financial services                   $   164,000      106,000      135,000
     Computer systems/software                 94,000       48,000       57,000
     Real estate                              126,000      113,000       90,000
     Corporate                                  9,000        2,000       22,000
     Discontinued operations                    6,000        8,000       59,000
                                          -----------   ----------   ----------
                                          $   399,000      277,000      363,000
                                          ===========   ==========   ==========

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
             Notes To Consolidated Financial Statements, Continued


(15) Segment Information, continued

                                        1995   1994   1993
                                        -----  -----  -----
Revenues attributable to customers
  generating greater than 10% of the
  revenues of each segment:
    Financial services
     Company A                            36%    45%    34%
              Company B                   10%    --     14%
              Company C                   --     12%    --
              Company D                   11%    --     --
                                        ----   ----   ----
                                          57%    57%    48%
                                        ====   ====   ====

    Computer systems/software
      Company E                           34%    28%    37%
               Company F                  --     --     19%
               Company G                  --     --     15%
               Company H                  13%    11%    13%
               Company I                  18%    29%    11%
                                        ----   ----   ----
                                          65%    68%    95%
                                        ====   ====   ====

At December 31, 1995 the Company had long-term contracts with companies A and E and was therefore not vulnerable to the risk of a near-term severe impact from a reasonably possible loss of the revenue. Companies B, D, H, and I did not have contracts with the Company and the loss of their business, if not replaced by other clients, would materially impact the Company's operations.

Operating profit is operating revenues less related expenses and is all derived from domestic operations. Identifiable assets are those assets that are used in the operations of each business segment (after elimination of investments in other segments). Corporate assets consist primarily of cash and cash investments, marketable securities and notes receivable.

                                                                     SCHEDULE II


                    AMERICAN PHYSICIANS SERVICE GROUP, INC.

                       Valuation and Qualifying Accounts

                      Three years ended December 31, 1995



                                                 Additions
                                           ---------------------
                               Balance at  Charged to   Charged                Balance at
                                beginning   costs and   to other   Bad debts      end
Description                     of period   expenses    accounts  written off  of period
-----------                     ---------  -----------  --------  -----------  ---------

Trade accounts receivable--
  allowance for doubtful
  accounts:

Year ended December 31, 1995     $ 59,000    $ 82,000   $   --       $ 13,000   $128,000
                                =========  ==========   ========  ===========  =========

Year ended December 31, 1994     $233,000    $(56,000)  $   --       $118,000   $ 59,000
                                =========  ==========   ========  ===========  =========

Year ended December 31, 1993     $290,000    $189,000   $   --       $246,000   $233,000
                                =========  ==========   ========  ===========  =========