Form 10QSB
period 1996-03-31
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 1996-05-07
CIK 724024

========================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE PERIOD ENDED MARCH 31, 1996

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

                                               NUMBER OF SHARES
                                                OUTSTANDING AT
     TITLE OF EACH CLASS                        APRIL 30, 1996
     --------------------                      ----------------
Common Stock, $.10 par value                      4,002,204

============================================================================

                                     PART I

                              FINANCIAL INFORMATION

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

                                                   Three Months Ended
                                                         March 31,
                                                 1996                   1995
                                             --------             ----------

Revenues:

Financial services                             $2,330                  2,830
Computer systems/software                         847                  1,273
Real estate                                       169                    162
Investments and other                             110                    418
                                             --------               --------
   Total revenue                                3,456                  4,683

Expenses:

Financial services                              2,006                  2,541
Computer systems/software                         877                  1,107
Real estate                                       128                    123
General and administrative                        263                    738
Interest                                           16                     26
                                              -------               --------
   Total expenses                               3,289                  4,535
                                              -------               --------

Operating income                                  168                    148

Equity in earnings of unconsolidated
  affiliate (Note 4)                              400                    301
                                              -------               --------

    Earnings from continuing operations
        before income taxes                       567                    449

Income tax expense                                 66                    155

Loss from discontinued operations net
  of income tax benefit of $0 and $47 in
  1996 and 1995, respectively                     ---                    (92)
                                              -------               --------

    Net earnings                                 $501                    202
                                              =======               ========

Earnings per common share:
   Primary                                      $0.12                   0.06
                                             ========               ========
   Fully Diluted                                $0.12                   0.06
                                             ========               ========

Primary weighted average shares outstanding     4,264                  3,580
                                             ========               ========
Fully Diluted weighted average shares
  outstanding                                   4,316                  3,601
                                             ========               ========



See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)



(In thousands)


                                             March 31,              December 31,
                                               1996                     1995
                                            ---------               -----------

ASSETS

Current Assets:
  Cash and cash investments                    $8,021                  6,798
  Marketable securities (Note 2)                  462                  2,004
  Trading account securities                      289                  1,014
  Notes receivable - current                      202                    223
  Management fees and other receivables         1,493                  1,748
  Receivable from clearing broker               1,454                    780
  Deferred income taxes                           (71)                   159
  Prepaid expenses and other                      401                    312
                                            ---------              ---------
      Total current assets                     12,251                 13,038



Notes receivable, less current portion             83                     83
Property and equipment                          2,077                  2,129
Investment in Prime Medical Services, Inc.      7,811                  7,412
Other assets                                    1,064                  1,078
                                            ---------              ---------

Total Assets                                  $23,286                 23,740
                                            =========              =========



See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

                                               March 31,        December 31,
                                              ---------         ------------
                                                  1996              1995
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current installments of obligations
    under capital leases                          $268               299
  Accounts payable - trade                         372               353
  Accrued compensation                             178               861
  Accrued expenses and other liabs (Note 5)      3,525             3,501
  Federal income taxes payable                    (191)              558
                                               -------          --------
      Total current liabilities                  4,153             5,572


Long-term obligations                              539               574
                                               -------          --------

      Total liabilities                          4,692             6,146

Shareholders' Equity:
  Preferred stock, $1.00 par value,
    1,000,000 shares authorized                   ----              ----
  Common stock, $0.10 par value, shares
    authorized 20,000,000; issued
    4,002,204 at 3/31/96 and 3,663,871
    at 12/31/95                                    400               366
  Additional paid-in capital                     4,972             4,530
  Unrealized holding gains                          23                 0
  Retained earnings                             13,199            12,698
                                               -------          --------

      Total shareholders' equity                18,594            17,594

Total Liabilities and Shareholders' Equity     $23,286            23,740
                                               =======          ========



See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

                                                          Three Months Ended
                                                                March 31,
                                                           1996            1995
                                                      ---------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                           $3,603           5,268
  Cash paid to suppliers and employees                   (3,913)         (5,089)
  Change in trading account securities                      725            (992)
  Change in receivable from to clearing broker             (674)            923
  Interest paid                                             (16)            (26)
  Income taxes paid                                        (598)           (253)
  Interest, dividends and other investment
    proceeds                                                111             416
                                                      ---------         --------
      Net cash provided by (used in)
       operating activities                                (762)            247

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of marketable securities         1,577             885
  Payments for purchase property and equipment              (38)           (122)
  Collection of notes receivable                             21             229
  Other                                                      16             ---
                                                      ---------         --------
    Net cash provided by investing
      activities                                          1,576             992

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long term obligations                        (67)           (120)
  Exercise of stock options                                 476              75
                                                      ---------         --------
    Net cash provided by (used in) financing
      activities                                            409             (45)
                                                      ---------         --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                  $1,223           1,194
                                                      =========         ========

Cash and cash equivalents at beginning of period          6,798           3,266
                                                      ---------         --------
Cash and cash equivalents at end of period               $8,021           4,460
                                                      =========         ========




See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                Consolidated Statements of Cash Flows, continued

(In thousands)
                                                         Three Months Ended
                                                              March 31,
                                                         1996              1995
                                                    ----------       -----------
Reconciliation of net earnings to net cash from operating activities:

Net earnings                                             $501               202

Adjustments to reconcile net earnings to net cash from operating activities:

Depreciation and amortization                              88                94
Undistributed earnings of affiliate                      (399)             (301)
Change in federal income tax payable                     (749)             (318)
Provision for deferred tax asset                          218                43
Change in trading securities                              725              (992)
Change in receivable from clearing broker                (674)              923
Change in management fees & other receivables             256             1,104
Change in prepaids & other current assets                 (88)             (126)
Change in trade payables                                   19              (354)
Change in accrued expenses & other liabilities           (659)              (28)
                                                    ----------       -----------

   Net cash from operating activities                   ($762)              247
                                                    ==========       ===========



Summary of non-cash transactions:

At January 1, 1994, the Company began recording marketable securities at fair value, with unrealized holding gains and losses (net of tax) reported as a separate component of shareholder's equity, per Statement of Financial Accounting Standards #115. The effect of this resulted in an increase to unrealized holding gains of $23, a decrease to deferred tax assets of $12 and an increase to marketable securities of $35 for the three months ended March 31, 1996 compared to December 31, 1995.


See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)



1.  GENERAL

The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 1995 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of March 31, 1996 and the results of operations for the periods presented. These statements have not been audited or reviewed by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to consolidated financial statements appearing in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 filed with the Securities Exchange Commission should be read in conjunction with this Quarterly Report on Form 10-QSB. There have been no significant changes in the information reported in those notes other than from normal business activities of the Company.

Certain reclassifications have been made to amounts presented in prior periods to be consistent with the 1996 presentation.


2.  MARKETABLE SECURITIES

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

4.  EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATE

At March 31, 1996 the Company owned 19% (3,064,000 shares) of the outstanding common stock of Prime Medical Services, Inc. ("Prime"). This percentage ownership was decreased from 21% in late March, 1996, due to the exercise of stock warrants and stock options. The Company records its pro-rata share of Prime's results on the equity basis. Prime is in the business of providing lithotripsy services. The common stock of Prime is traded in the over-the-counter market under the symbol "PMSI". Prime is a Delaware corporation which is required to file annual, quarterly and other reports and documents with the Securities and Exchange Commission, which reports and documents contain financial and other information regarding Prime. Such reports and documents may be examined and copies may be obtained from the offices of the Securities and Exchange Commission.


 5.   ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consists of the following:

                                                             1996           1995
                                                       ----------     ----------
Taxes payable-other ..............................     $   92,000        150,000
Commissions payable ..............................          9,000         38,000
Deferred income ..................................        595,000        434,000
Health insurance and other claims payable ........         15,000         73,000
Contractual/legal claims .........................      2,360,000      2,360,000
Vacation payable .................................        125,000        127,000
Funds held for others ............................         28,000         51,000
Interest payable .................................          4,000          5,000
Other ............................................        297,000        263,000
                                                       ----------     ----------
                                                       $3,525,000      3,501,000
                                                       ==========     ==========

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS





RESULTS OF OPERATIONS

REVENUES

         Revenues from operations decreased $1,226,000 (26.2%) for the three period ended March 31, 1996, respectively, compared to the same period in 1995. Financial services, computer systems and investments and other decreased while real estate increased during the first quarter of 1996 compared to the same period in 1995.

         Financial services revenues decreased $500,000 (17.7%) for the three period ended March 31, 1996 compared to the same period in 1995. The decrease in 1996 was due to lower broker/dealer commissions which were down primarily due to the loss of an experienced, high volume broker who left the Company in April, 1995. In addition, bond market conditions were much more favorable during the first three months of 1995 as yields decreased steadily in 1995 compared to steady bond yield increases during the first quarter of 1996. Rising yields translate to lower bond prices which explains the relatively unfavorable market.
         Revenues from premium-based insurance management fees were up $93,000 (8.8%) for the first three months of 1996 compared to the same period in 1995, due primarily to new client doctor groups as well as to premium rate increases.

         Computer systems and software sales revenues decreased $425,000 (33.4%) for the three month period ended March 31, 1996 compared to the same period in 1995. The first quarter decrease was primarily due to the fact that revenues were recognized in early 1995 from ongoing contracts. These contracts were substantially completed by the end of 1995. With no new contracts being signed in 1996, revenues declined. Partially offsetting this decrease was much higher consulting fees generated in the first quarter of 1996 compared to the same period in 1995.

         Real estate revenues rose $12,000 (11.8%) for the three month period ended March 31, 1996 compared to the same period in 1995. The increase in revenue was due to rising lease rates. Given the current economic good health of the Austin real estate market, it is reasonable to expect rental and occupancy rates to remain favorable throughout 1996.

         Investment and other income decreased $309,000 (70.8%) for the three month period ended March 31, 1996 compared to the same period in 1995. This decrease was primarily due to reimbursements received in February, 1995 for the settlement of prior litigation. A final reimbursement payment was received in November, 1995. No such revenues were received in 1996.

EXPENSES

         Total expenses decreased $1,375,000 (29.6%) for the three month period ended March 31, 1996 compared to the same period in 1995. Financial services, computer systems and investment & other decreased while real estate services showed an increase for the three month period.

         Financial services expense decreased $535,000 (21.1%) for the three month period ended March 31, 1996 compared to the same period in 1995. The decrease was primarily the result of lower commissions paid in broker/dealer operations arising from the lower commission revenues. Reduced general and administrative expenses within the broker/dealer subsidiary have also contributed to the decrease. Expenses at the insurance management subsidiary increased $30,000 (3.7%) for the three month period ended March 31, 1996 compared to the same period in 1995 due to personnel merit increases.

         Computer systems/software expense decreased $230,000 (20.8%) for the three month period ended March 31, 1996 compared to the same period in 1995. The first quarter, 1996, decrease is due to lower hardware and software license costs of sales, resulting directly from the aforementioned decrease in new client sales revenue.


         Real estate expense increased $5,000 (3.7%) for the three month period ended March 31, 1996 compared to the same period in 1995. The increase was primarily due to higher condo association fees.

          General and administrative expense decreased $478,000 (64.8%) for the three month period ended March 31, 1996 compared to the same period in 1995. The decrease was due primarily to accruals made in 1995 for certain contingent liabilities associated with ongoing litigation. No such accruals were necessary in 1996.

         Interest expense decreased $10,000 (38.1%) for the three month period ended March 31, 1996 compared to the same period in 1995. The decrease was due to a lower volume of margined securities held in inventory at the broker/dealer subsidiary for resale to clients. A lower inventory requires a lower level of securities purchased on margin which corresponds to lower interest charged.


DISCONTINUED OPERATIONS

         Publications expense was eliminated in 1996 due to the sale, in October, 1995, of APS Communications Corporation, a publisher of Spanish language directories of U.S. businesses. The Company is involved in no other publications-related ventures. In the first three months of 1995, the publications segment incurred $139,000 in expenses.

LIQUIDITY AND CAPITAL RESOURCES

         Current  assets   exceeded   current   liabilities  by  $8,098,000  and
$7,466,000 at March 31, 1996, and December 31, 1995, respectively. The increase is primarily attributable to cash from financiang activities as well as changes in deferred taxes.

         To further its ability to meet its liquidity requirements, the Company has established a $2,000,000 revolving line of credit with a bank. The loan is renewable annually and bears interest at the bank's prime rate. The loan is secured by accounts receivable and is guaranteed by APS Facilities Management, Inc. and APS Systems, Inc., two subsidiaries of the Company. The Company plans to use this line of credit to supplement its working capital. No funds were advanced under this line at March 31, 1996.

         Capital expenditures through the quarter ended March 31, 1996 were approximately $38,000 and total capital expenditures are expected to be approximately $300,000 in 1996.

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


Item 5. OTHER INFORMATION

On April 26, 1996, the Company's unconsolidated affiliate, Prime Medical Services, Inc., ("Prime") acquired Lithotripters, Inc., of Fayetteville, North Carolina. The combination of the two entities, effective May 1, 1996, will create the nation's largest lithotripsy company. The purchase price was $88 million, comprised of $70 million in cash and 1,636,000 common shares of Prime Medical. This issuance of Prime shares has further diluted the Company's interest in Prime from 19.4% to 17.5%. The Company feels that increased earnings at Prime, resulting from the acquisition of Lithotripters, Inc., will offset this dilution of ownership.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         11    Computation of Net Income Per Share at March 31, 1996
                  and 1995.

(b)      Current reports on Form 8-K.

                  No current reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      AMERICAN PHYSICIANS SERVICE GROUP, INC.




Date: May 8, 1996                    By:  /s/     William H. Hayes
                                           ------------------------
                                           William H. Hayes,  Vice President
                                            and Chief Financial Officer