Form 10QSB
period 1996-06-30
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 1996-08-06
CIK 724024

=====================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE PERIOD ENDED JUNE 30, 1996

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

                                               NUMBER OF SHARES
                                                OUTSTANDING AT
     TITLE OF EACH CLASS                         JULY 31, 1996
     --------------------                      ----------------
Common Stock, $.10 par value                      4,080,204

============================================================================

                                     PART I

                              FINANCIAL INFORMATION

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

                                                           Three Months Ended              Six Months Ended
                                                                June 30,                        June 30,
                                                            1996          1995              1996         1995
                                                         ----------    ---------        ----------    ---------
Revenues:

  Financial services                                        $1,822        3,199             4,152        6,029
  Computer systems/software                                    743        1,106             1,590        2,379
  Real estate                                                  169          167               338          329
  Investments and other                                        157          104               267          522
                                                         ----------    ---------        ----------    ---------
    Total revenues                                           2,891        4,576             6,347        9,259

Expenses:

  Financial service expense                                  1,761        2,658             3,766        5,199
  Computer systems/software                                    715          953             1,592        2,059
  Real estate                                                  129          125               257          248
  General and administrative                                  (174)         358                89        1,097
  Interest                                                      13           20                29           46
                                                         ----------    ---------        ----------    ---------
    Total expenses                                           2,444        4,114             5,732        8,649
                                                         ----------    ---------        ----------    ---------

Operating income (loss)                                        447          462               615          610

Equity in earnings of unconsolidated
  affiliate (Note 3)                                           (72)         303               328          604
                                                         ----------    ---------        ----------    ---------

   Earnings from continuing operations
          before income taxes                                  376          765               943        1,214

Income tax expense                                              40          262               106          417

Loss from discontinued operations net of income tax
   benefit of $0 and $25, and 0$ and $72 for the three
   and six months in 1996 and 1995, respectively.                0          (47)                0         (139)
                                                         ----------    ---------        ----------    ---------

    Net earnings                                              $336          456               837          658
                                                         ==========    =========        ==========    =========

Earnings per common share:
   Primary                                                   $0.08         0.12              0.19         0.18
                                                         ==========    =========        ==========    =========
   Fully Diluted                                             $0.08         0.12              0.19         0.17
                                                         ==========    =========        ==========    =========

Primary weighted average shares outstanding                  4,346        3,808             4,293        3,727
                                                         ==========    =========        ==========    =========
Fully Diluted weighted average shares outstanding            4,360        3,808             4,353        3,764
                                                         ==========    =========        ==========    =========


See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)



(In thousands)


                                              June 30,              December 31,
                                                1996                    1995
                                            -------------          -------------

ASSETS

Current Assets:
  Cash and cash investments                       $8,820                  6,798
  Marketable securities (Note 2)                     371                  2,004
  Trading account securities                         549                  1,014
  Notes receivable - current                         196                    223
  Management fees and other receivables              743                  1,748
  Receivable from clearing broker                  1,241                    780
  Deferred income taxes                             (132)                   159
  Prepaid expenses and other                         311                    312
                                            -------------          -------------
      Total current assets                        12,099                 13,038



Notes receivable, less current portion               123                     83
Property and equipment                             2,034                  2,129
Investment in Prime Medical Services, Inc.         7,740                  7,412
Other assets                                       1,233                  1,078
                                            -------------          -------------

Total Assets                                     $23,229                 23,740
                                            =============          =============




See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

                                                    June 30,        December 31,
                                                      1996              1995
                                                  -----------       -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current installments of obligations under
    capital leases                                      $238               299
  Accounts payable - trade                               318               353
  Accrued compensation                                   223               861
  Accrued expenses and other liabilities (Note 5)      3,218             3,501
  Federal income taxes payable                          (222)              558
                                                    ---------        ----------
      Total current liabilities                        3,775             5,572


Long-term obligations                                    492               574
                                                    ---------        ----------

      Total liabilities                                4,267             6,146

Shareholders' Equity:
  Preferred stock, $1.00 par value, 1,000,000
    shares authorized                                   ----              ----
  Common stock, $0.10 par value, shares
    authorized 20,000,000; issued 4,080,204
    at 6/30/96 and 3,663,871 at 12/31/95                 403               366
  Additional paid-in capital                           5,010             4,530
  Unrealized holding gains                                14                 0
  Retained earnings                                   13,535            12,698
                                                    ---------        ----------

      Total shareholders' equity                      18,962            17,594

Total Liabilities and Shareholders' Equity           $23,229            23,740
                                                    =========        ==========





See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                Consolidated Statements of Cash Flows (Unaudited)

(In thousands)
                                                         Six Months Ended
                                                              June 30,
                                                        1996             1995
                                                      ---------       ---------
Cash flows from operating activities:
  Cash received from customers                          $7,103           10,600
  Cash paid to suppliers and employees                  (6,637)          (9,089)
  Change in trading account securities                     465             (922)
  Change in receivable from to clearing broker            (461)           1,081
  Interest paid                                            (29)             (46)
  Income taxes paid                                       (603)            (382)
  Interest, dividends and other investment
    proceeds                                               195              515
                                                      ---------        ---------
      Net cash provided by (used in) operating
        activities                                          33            1,757

Cash flows from investing activities:
  Proceeds from the sale of marketable securities        1,655              937
  Payments for purchase property and equipment             (85)            (308)
  Funds loaned to others                                   (65)             ---
  Collection of notes receivable                            49            1,077
  Other                                                     62              ---
                                                      ---------         --------
    Net cash provided by investing
      activities                                         1,616            1,706

Cash flows from financing activities:
  Repayment of long term obligations                      (144)            (185)
  Exercise of stock options                                517              197
                                                      ---------         --------
    Net cash provided by (used in) financing
      activities                                           373               12
                                                      ---------         --------

Net change in cash and cash equivalents                 $2,022            3,475
                                                      =========        =========

Cash and cash equivalents at beginning of period         6,798            3,266
                                                      ---------         --------
Cash and cash equivalents at end of period              $8,820            6,741
                                                      =========         ========






See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                Consolidated Statements of Cash Flows, continued

(In thousands)
                                                          Six Months Ended
                                                               June 30,
                                                          1996           1995
                                                       ----------     ----------
Reconciliation of net earnings to net cash from operating activities:

Net earnings                                                $837            658

Adjustments to reconcile net earnings to net cash from operating activities:

Depreciation and amortization                                175            204
Gain on sale of securities                                   (55)           ---
Undistributed earnings of affiliate                         (328)          (604)
Change in federal income tax payable                        (780)           (35)
Provision for deferred tax asset                             284             (1)
Change in trading securities                                 465           (922)
Change in receivable from clearing broker                   (461)         1,081
Change in management fees & other receivables              1,005          1,137
Change in prepaids & other current assets                      1            402
Change in long term assets                                  (154)           (39)
Change in trade payables                                     (35)          (536)
Change in accrued expenses & other liabilities              (921)           412
                                                       ----------     ----------

   Net cash from operating activities                        $33          1,757
                                                       ==========     ==========



Summary of non-cash transactions:

At January 1, 1994, the Company began recording marketable securities at fair value, with unrealized holding gains and losses (net of tax) reported as a separate component of shareholders' equity, per Statement of Financial Accounting Standards #115. The effect of this resulted in an increase to unrealized holding gains of $14, a decrease to deferred tax assets of $8 and an increase to marketable securities of $22 for the six months ended June 30, 1996 compared to December 31, 1995.




See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)



1.  GENERAL

The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 1995 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of June 30, 1996 and the results of operations for the periods presented. These statements have not been audited or reviewed by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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

4.  EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATE

At June 30, 1996 the Company owned 16% (3,064,000 shares) of the outstanding common stock of Prime Medical Services, Inc. ("Prime"). This percentage ownership was decreased from 18% in the first quarter of 1996, due to the issuance of common stock as part of an acquisition made by Prime during the second quarter. The Company records its pro-rata share of Prime's results on the equity basis. Prime is in the business of providing lithotripsy services. The common stock of Prime is traded in the over-the-counter market under the symbol "PMSI". Prime is a Delaware corporation which is required to file annual, quarterly and other reports and documents with the Securities and Exchange Commission, which reports and documents contain financial and other information regarding Prime. Such reports and documents may be examined and copies may be obtained from the offices of the Securities and Exchange Commission.


 5.   ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consists of the following:

                                                    June          Dec
                                                    1996          1995
                                                 ---------     ---------
Taxes payable-other .........................   $   73,000       150,000
Commissions payable .........................            0        38,000
Deferred income .............................      760,000       434,000
Health insurance and other claims payable ...      142,000        73,000
Contractual/legal claims ....................    1,920,000     2,360,000
Vacation payable ............................      119,000       127,000
Funds held for others .......................       67,000        51,000
Interest payable ............................        4,000         5,000
Other .......................................      133,000       263,000
                                                ----------    ----------
                                                $3,218,000     3,501,000
                                                ==========    ==========

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS

REVENUES

         Revenues from operations decreased $1,685,000 (36.8%) and $2,912,000 (31.4%) for the three and six month periods ended June 30, 1996, respectively, compared to the same periods in 1995. Financial services and computer systems decreased while real estate and investments and other increased during the second quarter of 1996 compared to the same period in 1995. For the six months period, revenues from financial services, computer systems and investments and other decreased while real estate revenues increased.

         Financial services revenues decreased $1,377,000 (43.0%) and $1,877,000 (31.1%) for the three and six month periods ended June 30, 1996, respectively, compared to the same periods in 1995. The decrease for both periods in 1996 was the result of lower broker/dealer commissions due primarily to unfavorable bond market conditions. The first six months of 1996 have been characterized by steady bond yield increases which translates to lower bond prices. The conditions were reversed for the same six months in 1995 as bond yields decreased resulting in increasing bond prices. In addition, commissions were down during the second quarter due, in part, to the loss of an experienced, high volume broker who left the Company in January, 1996. The loss of this broker, combined with the loss of another high volume broker in April 1995, has contributed to a reduction in revenues which the Company has not yet been able to replace.
         Revenues from premium-based insurance management fees were down $113,000 (9.3%) and $20,000 (0.9%) for the three and six month periods of 1996, respectively, compared to the same periods in 1995. The second quarter, 1996 decrease was due in part to a timing difference in recognizing management fees from a large client doctor group. Lower risk management fees also contributed to the second quarter decrease due primarily to fewer doctors in the "high risk" category. Therefore, fewer doctors were subject to risk management fees.

         Computer systems and software sales revenues decreased $363,000 (32.8%) and $789,000 (33.2%) for the three and six month periods ended June 30, 1996, respectively, compared to the same periods in 1995. The decrease in both periods was primarily due to the fact that revenues were recognized in 1995 from ongoing contracts which were substantially completed by the end of 1995. With no new contracts being signed in 1996, revenues declined. Partially offsetting these decreases was much higher consulting fees generated in the first two quarters of 1996 compared to the same period in 1995.
         Revenues and expenses will no longer be consolidated beginning July 1, 1996 due to the formation of an alliance effective July 1, 1996 between International Software Solutions, Inc. ("ISSI") and the Company's software subsidiary, APS Systems, Inc. Because ISSI will receive 51% equity interest in APS Systems, the Company will now account for the future earnings of the new alliance as a single line item on the earnings statement, "Equity in earnings of unconsolidated affiliate". See Part II Item 5, "Other Information" on this Form 10-QSB.

         Real estate revenues rose $2,000 (1.5%) and $8,000 (3.3%) for the three and six month periods ended June 30, 1996, respectively, compared to the same periods in 1995. The increase in revenue was due to rising lease rates. Given the current economic good health of the Austin real estate market, it is reasonable to expect rental and occupancy rates to remain favorable throughout 1996.

         Investment and other income increased $53,000 (50.8%) but decreased $255,000 (48.8%) for the three and six month periods ended June 30, 1996, respectively, compared to the same periods in 1995. The second quarter increase was primarily due to interest earned on a higher investable cash balance as well as a gain on the sale of a marketable security. The six month decrease was primarily due to reimbursements received in February, 1995 for the settlement of prior litigation. A final reimbursement payment was received in November, 1995. No such revenues were received in 1996.


EXPENSES

         Total expenses decreased  $1,670,000 (40.6%) and $2,917,000 (33.7%) for the three and six month periods ended June 30, 1996, respectively, compared to the same periods in 1995. Financial services, computer systems and investment & other decreased for both periods while real estate services showed an increase for both periods.

         Financial services expense decreased $897,000 (33.8%) and $1,432,000 (27.6%) for the three and six month periods ended June 30, 1996, respectively, compared to the same periods in 1995. The decrease was primarily the result of lower commissions paid in broker/dealer operations arising from the lower commission revenues. Reduced legal and professional as well as lower general and administrative expenses arising from certain cost cutting measures within the broker/dealer subsidiary have also contributed to the decrease. Expenses at the insurance management subsidiary were virtually the same for the second quarters of both years. The six month comparison shows an increase of $29,000 (1.7%) in 1996 due to personnel merit increases.

         Computer systems/software expense decreased $237,000 (24.9%) and $467,000 (22.7%) for the three and six month periods ended June 30, 1996, respectively, compared to the same periods in 1995. Both period decreases in 1996 were due to lower hardware and software license costs of sales, resulting directly from the aforementioned decrease in new client sales revenue.

         Real estate expense increased $3,000 (2.8%) and $8,000 (3.3%) for the three and six month periods ended June 30, 1996, respectively, compared to the same periods in 1995. The increase was primarily due to higher condo association fees.

         General and administrative expense decreased $532,000 (148.6%) and $1,007,000 (91.9%) for the three and six month periods ended June 30, 1996, respectively, compared to the same periods in 1995. The decrease was due to accruals made in 1995 for certain contingent liabilities associated with ongoing litigation. Not only were such accruals not necessary in 1996 but some contractual/legal contingencies accrued in the second and fourth quarters of 1995 were actually reversed due primarily to positive investment returns as well as the Company's prevailing in litigation.

         Interest expense decreased $7,000 (34.8%) and $17,000 (36.6%) for the three and six month periods ended June 30, 1996, respectively, compared to the same periods in 1995. The decrease in both periods was due to a lower volume of margined securities held in inventory at the broker/dealer subsidiary for resale to clients. A lower inventory requires a lower level of securities purchased on margin which corresponds to lower interest charged.


DISCONTINUED OPERATIONS

         Publications expense was eliminated in 1996 due to the sale, in October, 1995, of APS Communications Corporation, a publisher of Spanish language directories of U.S. businesses. The Company is involved in no other publications-related ventures. In the first six months of 1995, the publications segment recognized $757,000 in revenues and incurred $968,000 in expenses. The resulting $211,000 loss was recognized net of tax on the Company's Statement of Operations.


EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATE

         The Company's equity in the earnings of Prime Medical Services, Inc. ("Prime") decreased $375,000 and $276,000 (45.7%) for the three and six month periods ended June 30, 1996, respectively, compared to the same periods in 1995. The decrease in the second quarter of 1996 was due to two non-recurring write-offs: (1) costs associated with their acquisition of Lithotripters Inc. on April 26, 1996; and (2), costs associated with a secondary offering. Without these non-recurring expenses, Prime's contribution would have increased the Company's pretax earnings by approximately $601,000, or $0.14 per share in both the three month and six month periods of 1996.


LIQUIDITY AND CAPITAL RESOURCES

         Current assets exceeded current liabilities by $8,365,000 and $7,466,000 at June 30, 1996, and December 31, 1995, respectively. The increase is primarily attributable to lower federal income taxes payable and lower accrued expenses.

         During the quarter, the Company closed a $2,000,000 revolving line of credit it had established with a bank. In the more than two years since the line of credit was established no funds were advanced to the Company. Since cash reserves have always been more than adequate to meet its liquidity requirements, the Company closed the account as a cost reduction measure.

         Capital expenditures through the quarter ended June 30, 1996 were approximately $85,000 and total capital expenditures are expected to be approximately $300,000 in 1996.

         Management believes that its working capital position together with funds generated from operations will provide sufficient resources to meet all present and reasonably foreseeable and capital needs.

                                     PART II

                                OTHER INFORMATION

Item 1. LEGAL PROCEEDINDS

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


Item 5. OTHER INFORMATION

         Effective July 1, 1996 the Company formed a strategic alliance with privately-owned International Software Solutions, Inc. ("ISSI") for the purpose of developing client-oriented software products for the healthcare industry. Under the agreement, ISSI will develop approximately three million dollars worth of new products for the Company's computer software subsidiary, APS Systems, Inc. The Company will contribute approximately one million dollars of capital into the new venture. ISSI's involvement will accelerate both the enhancement of existing software products and the development of new software products incorporating open architecture, client/server technology, graphical user interfaces and other features to satisfy the growing needs of the healthcare industry. ISSI will receive a 51% equity interest in APS Systems for its investment.
         As a consequence of ISSI's new majority ownership in APS Systems, Inc., beginning July 1, 1996, the Company will no longer consolidate the revenues, expenses and balance sheet items into its financial data. Rather, the earnings/losses of APS Systems, Inc. will be reported as a single line item on the earnings statement, "Equity in earnings/loss of unconsolidated affiliate".


         On July 15, 1996 the Company withdrew its offer to sell 2.5 million shares of Prime Medical Services, Inc. ("Prime") (NASDAQ:PMSI) common stock that was a part of a public offering by Prime and certain other stockholders of Prime. This withdrawal reversed a June 5, 1996 announcement that these shares of Prime common stock would become available for sale as part of a public offering. As a result of the withdrawal of the offering, Prime retains the status of an unconsolidated affiliate of the Company.

         On April 26, 1996 Prime Medical Services, Inc. acquired Lithotripters, Inc., of Fayetteville, North Carolina. The combination of the two entities, effective May 1, 1996, created the nation's largest lithotripsy company. The purchase price was $88 million, comprised of $70 million in cash and 1,636,000 common shares of Prime Medical. This issuance of Prime shares has contributed to a further dilution of the Company's interest in Prime from 19.4% to 16.1%. The Company feels that increased earnings at Prime, resulting from the acquisition of Lithotripters, Inc., will offset this dilution of ownership.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         11 Computation of Net Income Per Share at June 30, 1996 and 1995.

(b)      CURRENT REPORTS ON FORM 8-K

                  No current reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     AMERICAN PHYSICIANS SERVICE GROUP, INC.




Date: August 6, 1996                  By:  /s/     William H. Hayes
                                           ------------------------
                                           William H. Hayes,  Vice President
                                             and Chief Financial Officer