Form 10QSB
period 1996-09-30
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 1996-11-12
CIK 724024

=====================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE PERIOD ENDED SEPTEMBER 30, 1996

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

                                               NUMBER OF SHARES
                                                OUTSTANDING AT
     TITLE OF EACH CLASS                       OCTOBER 31, 1996
     --------------------                      ----------------
Common Stock, $.10 par value                      4,078,871

============================================================================

                                     PART I

                              FINANCIAL INFORMATION

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

                                                            Three Months Ended             Nine Months Ended
                                                               September 30,                   September 30,
                                                           1996          1995              1996          1995
                                                         ----------    ---------        ----------    ---------
REVENUES:

  Financial services                                       $1,785         2,655             5,937        8,684
  Computer systems/software                                   ---         1,440             1,590        3,819
  Real estate                                                 189           167               527          496
  Investments and other                                       135           108               402          630
                                                         ---------     ---------        ---------    ---------
    Total revenues                                          2,110         4,370             8,457       13,629

EXPENSES:

  Financial service expense                                 1,644         2,266             5,410        7,421
  Computer systems/software                                   ---         1,208             1,604        3,267
  Real estate                                                 130           126               387          375
  General and administrative                                  330           220               407        1,316
  Interest                                                     13            18                42          108
                                                         ---------     ---------        ---------    ---------
    Total expenses                                          2,119         3,838             7,851       12,487
                                                        ----------     ---------        ---------    ---------

OPERATING INCOME (LOSS)                                        (9)          532               606        1,142

Equity in earnings of unconsolidated
  affiliates (Note 4)                                         640           478               968        1,082
                                                         ---------    ---------         ---------    ---------

   Earnings from continuing operations
          before income taxes                                 631         1,010             1,574        2,224

Income tax expense                                             80           290               186          707

Loss from discontinued operations net of income tax
   benefit of $0 and $93, and 0$ and $165 for the three
   and nine months in 1996 and 1995, respectively.            ---          (182)              ---         (321)
                                                         ---------     ---------        ---------    ---------

    NET EARNINGS                                              551           538             1,388        1,196
                                                         =========     =========        =========    =========

Earnings per common share:
   PRIMARY                                                   $0.13        $0.14              0.32         0.31
                                                         =========    ==========        =========    =========
   FULLY DILUTED                                             $0.13        $0.14              0.32         0.31
                                                         =========     =========        =========    =========

Primary weighted average shares outstanding                  4,301        3,860             4,259        3,722
                                                         =========     =========        =========    =========
Fully Diluted weighted average shares outstanding            4,311        3,925             4,329        3,848
                                                         =========     =========        =========    =========


See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)



(In thousands)


                                               September 30,       December 31,
                                                   1996                1995
                                               -------------       -------------

ASSETS

CURRENT ASSETS:
  Cash and cash investments                           $4,904              6,798
  Marketable securities (Note 2)                       3,424              2,004
  Trading account securities                             716              1,014
  Notes receivable - current                             147                223
  Management fees and other receivables                  276              1,748
  Receivable from clearing broker                        466                780
  Deferred income tax asset/(liability)                 (585)               159
  Prepaid expenses and other                             299                312
                                                 -----------        -----------
      Total current assets                             9,647             13,038



Notes receivable, less current portion                   193                 83
Property and equipment                                 1,825              2,129
Investment in Prime Medical Services, Inc.             8,386              7,412
Investment in APS Systems, Inc.                          755                ---
Other assets                                           1,207              1,078
                                                 -----------        -----------

TOTAL ASSETS                                         $22,013             23,740
                                                ============        ===========



See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

                                                  September 30,     December 31,
                                                      1996               1995
                                                   -----------      -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current installments of obligations under
    capital leases                                       $100               299
  Accounts payable - trade                                426               353
  Accrued compensation                                    220               861
  Accrued expenses and other liabs (Note 5)             2,063             3,501
  Federal income taxes payable/(receivable)              (616)              558
                                                  -----------       -----------
      Total current liabilities                         2,193             5,572


LONG-TERM OBLIGATIONS                                     467               574
                                                  -----------       -----------

      TOTAL LIABILITIES                                 2,660             6,146

SHAREHOLDERS' EQUITY:
  Preferred stock, $1.00 par value, 1,000,000
    shares authorized                                    ----              ----
  Common stock, $0.10 par value, shares
    authorized 20,000,000; issued 4,078,871
    at 9/30/96 and 3,663,871 at 12/31/95                  407               366
  Additional paid-in capital                            4,858             4,530
  Unrealized holding gains                                  2              ----
  Retained earnings                                    14,087            12,698
                                                  -----------       -----------

      TOTAL SHAREHOLDERS' EQUITY                       19,354            17,594

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $22,013            23,740
                                                  ===========       ===========




See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                Consolidated Statements of Cash Flows (Unaudited)

(In thousands)
                                                        Nine Months Ended
                                                           September 30,
                                                      1996               1995
                                                   ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                        $8,232             14,982
  Cash paid to suppliers and employees                (8,885)           (12,816)
  Change in trading account securities                   298               (143)
  Change in receivable from to clearing broker           314                351
  Interest paid                                          (42)              (108)
  Income taxes paid                                     (610)              (444)
  Interest, dividends and other investment
    proceeds                                             402                658
                                                    ----------        ----------
      Net cash provided by (used in) operating
        activities                                      (290)             2,479

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of marketable securities      1,906                991
  Payments for purchase of marketable securities      (3,331)               ---
  Proceeds from the sale of property and equipment       ---                  4
  Payments for purchase property and equipment          (121)              (406)
  Funds loaned to others                                (165)               ---
  Collection of notes receivable                          49              1,105
  Other                                                  (61)               ---
                                                    ----------        ----------
    Net cash provided by investing
      activities                                      (1,723)             1,694

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long term obligations                    (250)              (340)
  Purchase/retire treasury stock                        (335)               ---
  Exercise of stock options                              704                304
                                                    ----------        ----------
    Net cash provided by (used in) financing
      activities                                         119                (36)
                                                    ----------        ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS              ($1,894)             4,137
                                                    ==========        ==========

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       6,798              3,266
                                                    ----------        ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $4,904              7,403
                                                    ==========        ==========



See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                Consolidated Statements of Cash Flows, continued
(In thousands)
                                                           Nine Months Ended
                                                              September 30,
                                                        1996              1995
                                                     ---------        ----------
Reconciliation of net earnings to net cash from operating activities:

NET EARNINGS                                           $1,388             1,196

Adjustments to reconcile net earnings to net cash from operating activities:

Depreciation and amortization                             249               299
Gain on sale of securities                                (78)              (34)
Gain on sale of fixed assets                              ---                (4)
Undistributed earnings of affiliate                      (968)           (1,082)
Change in federal income tax payable                   (1,174)              210
Provision for deferred tax asset                          751              (111)
Change in trading securities                              298              (143)
Change in receivable from clearing broker                 314               351
Change in management fees & other receivables             255             1,253
Change in prepaids & other current assets                 (35)              453
Change in other assets                                    329                37
Change in trade payables                                   97              (585)
Change in accrued expenses & other liabilities         (1,715)              639
                                                      --------         ---------

   NET CASH FROM OPERATING ACTIVITIES                   ($290)            2,479
                                                      ========         =========


Summary of non-cash transactions:

At January 1, 1994, the Company began recording marketable securities at fair value, with unrealized holding gains and losses (net of tax) reported as a separate component of shareholders' equity, per Statement of Financial Accounting Standards #115. The effect of this resulted in an increase to unrealized holding gains of $2, no change to deferred tax assets and an increase to marketable securities of $2 for the nine months ended September 30, 1996 compared to December 31, 1995.



See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)



1.  GENERAL

The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 1995 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of September 30, 1996 and the results of operations for the periods presented. These statements have not been audited or reviewed by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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

4.  EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES

At July 1, 1996 the Company's computer systems and software subsidiary, APS Systems, Inc. ("Systems"), formed an alliance with International Software Solutions, Inc. ("ISSI"). Since the Company's share of the new alliance is 49%, it no longer consolidates the computer systems and software segment but rather, accounts for the earnings/losses on the equity basis. The financial statement line item in this quarterly report combines the equity in earnings of Systems and Prime Medical Services, Inc., described below.

At September 30, 1996 the Company owned 16% (3,064,000 shares) of the outstanding common stock of Prime Medical Services, Inc. ("Prime"). This percentage ownership was decreased from 18% in the first quarter of 1996, due to the issuance of common stock as part of an acquisition made by Prime during the second quarter. The Company records its pro-rata share of Prime's results on the equity basis. Prime is in the business of providing lithotripsy services. The common stock of Prime is traded in the over-the-counter market under the symbol "PMSI". Prime is a Delaware corporation which is required to file annual, quarterly and other reports and documents with the Securities and Exchange Commission, which reports and documents contain financial and other information regarding Prime. Such reports and documents may be examined and copies may be obtained from the offices of the Securities and Exchange Commission.

1996 earnings/(loss) from the two affiliates are broken out as follows:

                                                   3 Months          9 Months
                                                   --------          --------
          Prime (In thousands)                       645.4             973.7
          Systems (In thousands)                      (5.9)             (5.9)


 5.   ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consists of the following:

                                                       September          Dec
                                                          1996           1995
                                                       --------       --------
Taxes payable-other ..................................   64,000        150,000
Commissions payable ..................................     --           38,000
Deferred income ......................................  654,000        434,000
Health insurance and other claims payable ............  (26,000)        73,000
Contractual/legal claims .............................1,305,000      2,360,000
Vacation payable .....................................   76,000        127,000
Funds held for others ................................   18,000         51,000
Interest payable .....................................    4,000          5,000
Other ................................................  (32,000)       263,000
                                                        -------      ---------
                                                    $ 2,063,000      3,501,000
                                                     ==========      =========

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

REVENUES

         Revenues from operations decreased $2,265,000 (51.7%) and $5,173,000 (38.0%) for the three and nine month periods ended September 30, 1996, respectively, compared to the same periods in 1995. Financial services, computer systems and investments and other decreased while real estate increased for the three and nine month periods of 1996 compared to the same periods in 1995.

         Financial services revenues decreased $870,000 (32.8%) and $2,011,000 (27.1%) for the three and nine month periods ended September 30, 1996, respectively, compared to the same periods in 1995. The decrease for the nine month period in 1996 was the result of lower broker/dealer commissions due primarily to unfavorable bond market conditions. The first six months of 1996 were characterized by steady bond yield increases which translates to lower bond prices. The conditions were reversed for the same six months in 1995 as bond yields decreased resulting in increasing bond prices. Commissions were down during the third quarter due, in part, to the loss of an experienced, high volume broker who left the Company in January, 1996. The loss of this broker, combined with the loss of another high volume broker in April 1995, has contributed to a reduction in revenues which the Company has not yet been able to replace.

         The broker/dealer subsidiary has recently hired two brokers as well as a high yield analyst and an additional trader. It is hoped that these staff additions, which provide additional expertise and proprietary research qualities, will help grow revenues and make it easier to recruit proven, experienced brokers to the firm.

         Revenues from premium-based insurance management fees were down $122,000 (10.3%) and $142,000 (4.1%) for the three and nine month periods of 1996, respectively, compared to the same periods in 1995. The third quarter, 1996 decrease was due to a lower number of renewals of individual insured doctors resulting from stiffer premium price competition.

         Computer systems and software sales revenues are no longer consolidated due to the merger of APS Systems, Inc. ("Systems") with International Software Solutions, Inc. ("ISSI") on July 1, 1996. The merger left the Company with a 49% equity interest in the new alliance. Since the Company now accounts for the earnings/losses of the new alliance as a single line item on the earnings statement, "Equity in earnings of unconsolidated affiliates", revenues were zero for the third quarter of 1996 compared to $1,440,000 in the third quarter of 1995. Revenues for the nine months ended September 30, 1996 remained at $1,590,000 compared to $3,819,000 for the first nine months of 1995.

         Real estate revenues rose $22,000 (13.4%) and $32,000 (6.4%) for the three and nine month periods ended September 30, 1996, respectively, compared to the same periods in 1995. The increase in revenue was primarily due to rising lease rates. Given the current economic good health of the Austin real estate market, it is reasonable to expect rental and occupancy rates to remain favorable throughout 1996.

         Investment and other income increased $27,000 (25.0%) but decreased $228,000 (36.2%) for the three and nine month periods ended September 30, 1996, respectively, compared to the same periods in 1995. The third quarter increase was primarily due to interest earned on a higher investable cash balance. The nine month decrease was primarily due to reimbursements received in February, 1995 for the settlement of prior litigation. A final reimbursement payment was received in November, 1995. No such revenues were received in 1996.


EXPENSES

         Total expenses decreased  $1,719,000 (44.8%) and $4,637,000 (37.1%) for the three and nine month periods ended September 30, 1996, respectively, compared to the same periods in 1995. Financial services and computer systems decreased while real estate and general and administrative increased for the third quarter of 1996. For the nine month period in 1996, real estate expenses showed an increase while expenses associated with financial services, computer systems and general and administrative decreased when compared to 1995.

         Financial services expense decreased $622,000 (27.4%) and $2,011,000 (27.1%) for the three and nine month periods ended September 30, 1996, respectively, compared to the same periods in 1995. The decrease was primarily the result of lower commissions paid in broker/dealer operations arising from the lower commission revenues. Reduced legal and professional as well as lower general and administrative expenses arising from certain cost cutting measures within the broker/dealer subsidiary have also contributed to the decrease.
Expenses at the insurance management subsidiary were up $39,000 (4.5%) for the third quarter of 1996 while the nine month comparison shows an increase of $68,000 (3.0%) in 1996. Increases in both periods was due to personnel merit raises as well as executive search fees.

         Computer systems/software expense decreased $1,208,000 and $1,664,000 for the three and nine month periods ended September 30, 1996, respectively, compared to the same periods in 1995. As stated above, the financials of APS Systems, Inc. are no longer consolidated with those of the Company beginning July 1, 1996. As a result, expenses in the third quarter of 1996 were zero compared to $1,208,000 in the same period in 1995.

         Real estate expense increased $4,000 (3.3%) and $13,000 (3.4%) for the three and nine month periods ended September 30, 1996, respectively, compared to the same periods in 1995. The increase was primarily due to higher condo association fees.

         General and administrative expense increased $110,000 (50.0%) but decreased $909,000 (69.1%) for the three and nine month periods ended September 30, 1996, respectively, compared to the same periods in 1995. The third quarter 1996 increase was due to a reclassification of previously accrued expenses out of general and administrative in September, 1995 and into discontinued operations. The nine month decrease was due to accruals made in 1995 for certain contingent liabilities associated with ongoing litigation. Not only were such accruals not necessary in 1996 but some contractual/legal contingencies accrued in the second and fourth quarters of 1995 were reversed due primarily to positive investment returns as well as the Company's prevailing in litigation.

         Interest expense decreased $5,000 (27.2%) and $66,000 (61.1%) for the three and nine month periods ended September 30, 1996, respectively, compared to the same periods in 1995. The decrease in both periods was due to a lower volume of margined securities held in inventory at the broker/dealer subsidiary for resale to clients. A lower inventory requires a lower level of securities purchased on margin which corresponds to lower interest charged. In addition, the principal due on the note payable at the real estate subsidiary was lower at September 30, 1996 resulting in lower interest charged.


DISCONTINUED OPERATIONS

         Publications expense was eliminated in 1996 due to the sale, in October, 1995, of APS Communications Corporation, a publisher of Spanish language directories of U.S. businesses. The Company is involved in no other publications-related ventures. In the first nine months of 1995, the publications segment recognized $757,000 in revenues and incurred $1,243,000 in expenses. The resulting $486,000 loss was recognized net of tax on the Company's Statement of Operations.


EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES

         The Company's equity in the earnings of Prime Medical Services, Inc. ("Prime") increased $162,000 but decreased $114,000 (10.6%) for the three and nine month periods ended September 30, 1996, respectively, compared to the same periods in 1995. The increase in the third quarter of 1996 was due the additional earnings generated from the April 26, 1996 acquisition by Prime of Lithotripters, Inc. The nine month decrease in 1996 compared to the prior year was due to two non-recurring write-offs: (1) financing costs associated with their acquisition of Lithotripters Inc. on April 26, 1996; and (2), costs associated with a secondary offering. Without these non-recurring expenses, Prime's contribution would have increased the Company's pretax earnings by approximately $601,000, or $0.14 per share in the nine month period ending September 30, 1996.

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

         Effective July 1, 1996 the Company formed a strategic alliance with privately-owned International Software Solutions, Inc. ("ISSI") for the purpose of developing client-oriented software products for the healthcare industry. Under the agreement, ISSI will develop approximately three million dollars worth of new products for the Company's computer software subsidiary, APS Systems, Inc. ISSI will receive a 51% equity interest in the newly formed joined venture called QMED Systems, Inc. (formerly APS Systems, Inc.) for its investment. As a consequence of ISSI's new majority ownership in QMED Systems, Inc., beginning July 1, 1996, the Company no longer consolidates the revenues, expenses and balance sheet items into its financial data. Rather, the earnings/losses of QMED Systems, Inc. are reported as a single line item on the earnings statement, "Equity in earnings/loss of unconsolidated affiliate". As of September 30, 1996, QMED Systems, Inc. showed a loss of $12,000 and the Company booked its 49% share as a $5,900 loss.


Liquidity and Capital Resources

         Current assets exceeded current liabilities by $7,454,000 and $7,466,000 at September 30, 1996, and December 31, 1995, respectively.

         During the second quarter, the Company closed a $2,000,000 revolving line of credit it had established with a bank. In the more than two years since the line of credit was established no funds were advanced to the Company. Since cash reserves have always been more than adequate to meet its liquidity requirements, the Company closed the account as a cost reduction measure.

         Capital expenditures through the quarter ended September 30, 1996 were approximately $121,000 and total capital expenditures are expected to be approximately $200,000 in 1996.

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

Item 5. OTHER INFORMATION

         On September 30, 1996 the Company purchased 1,200,000 shares of Exsorbet Industries, Inc. (NASDAQ:EXSO) common stock at $2.75 per share for a total investment of $3,300,000. Exsorbet is a diverse, environmental and technical services company. The Company classifies this purchase as marketable securities available for sale and accounts for the investment at fair value, with unrealized holding gains and losses excluded from earnings and reported as a separate component of shareholders' equity, per Statement of Financial Accounting Standards pronouncement #115. Following additional due diligence, the Company may exercise a stock put in which Exsorbet has agreed to repurchase the 1,200,000 shares at $2.75 per share in exchange for a note receivable to be repaid on or before October 1, 1997. The Company has also received options and warrants to purchase an additional 2,100,000 shares at $2.75 through November 30, 1996.

         Effective July 1, 1996 the Company formed a strategic alliance with privately-owned International Software Solutions, Inc. ("ISSI") for the purpose of developing client-oriented software products for the healthcare industry. Under the agreement, ISSI will develop approximately three million dollars worth of new products for the Company's computer software subsidiary, APS Systems, Inc. The Company will contribute approximately one million dollars of capital into the new venture. ISSI's involvement will accelerate both the enhancement of existing software products and the development of new software products incorporating open architecture, client/server technology, graphical user interfaces and other features to satisfy the growing needs of the healthcare industry. ISSI will receive a 51% equity interest in the newly formed alliance for its investment.
         As a consequence of ISSI's new majority ownership in Systems, beginning July 1, 1996, the Company no longer consolidates the revenues, expenses and balance sheet items into its financial data. Rather, the earnings/losses of Systems are reported as a single line item on the earnings statement, "Equity in earnings/loss of unconsolidated affiliates".

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

         On April 26, 1996 Prime Medical Services, Inc. acquired Lithotripters, Inc., of Fayetteville, North Carolina. The combination of the two entities, effective May 1, 1996, created the nation's largest lithotripsy company. The purchase price was $85 million, comprised of $70 million in cash and 1,636,000 common shares of Prime Medical. This issuance of Prime shares has contributed to a further dilution of the Company's interest in Prime from 19.4% to 16.1%. The Company feels that increased earnings at Prime, resulting from the acquisition of Lithotripters, Inc., will offset this dilution of ownership.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         11 Computation of Net Income Per Share at September 30, 1996 and 1995.

(b)      CURRENT REPORTS ON FORM 8-K.

                  No current reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      AMERICAN PHYSICIANS SERVICE GROUP, INC.




Date: November 11, 1996               By:  /s/     William H. Hayes
                                        ----------------------------
                                        William H. Hayes, Vice President
                                           and Chief Financial Officer