Form 10QSB/A
period 1996-03-31
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 1997-02-06
CIK 724024

========================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                  FORM 10-QSB/A

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

                                     PART I

                              FINANCIAL INFORMATION


The Company has restated income tax expense in the accompanying financial state-ments. As prescribed in Financial Accounting Standards No. 109, Accountinng for Income Taxes and clarified in Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, which the Company adopted in 1996, the tax benefit arising from the exercise of certain stock options has been re-corded directly as a component of Shareholders' Equity. The benefit had origin-ally been recorded as a credit to income tax expense. The change affects the Company's reported net income, but has no impact on earnings before income taxes or cash flows and has only a timing affect between quarters on total shareholders' equity.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

                                                   Three Months Ended
                                                         March 31,
                                                 1996                   1995
                                             --------             ----------

Revenues:

Financial services                             $2,330                  2,830
Computer systems/software                         847                  1,273
Real estate                                       169                    162
Investments and other                             110                    418
                                             --------               --------
   Total revenue                                3,456                  4,683

Expenses:

Financial services                              2,006                  2,541
Computer systems/software                         877                  1,107
Real estate                                       128                    123
General and administrative                        263                    738
Interest                                           16                     26
                                              -------               --------
   Total expenses                               3,289                  4,535
                                              -------               --------

Operating income                                  168                    148

Equity in earnings of unconsolidated
  affiliate (Note 4)                              400                    301
                                              -------               --------

    Earnings from continuing operations
        before income taxes                       567                    449

Income tax expense                                172                    155

Loss from discontinued operations net
  of income tax benefit of $0 and $47 in
  1996 and 1995, respectively                     ---                    (92)
                                              -------               --------

    Net earnings                                 $395                    202
                                              =======               ========

Earnings per common share:
   Primary                                      $0.09                   0.06
                                             ========               ========
   Fully Diluted                                $0.09                   0.06
                                             ========               ========

Primary weighted average shares outstanding     4,264                  3,580
                                             ========               ========
Fully Diluted weighted average shares
  outstanding                                   4,316                  3,601
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
                                            =========              =========



See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

                                               March 31,        December 31,
                                              ---------         ------------
                                                  1996              1995
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current installments of obligations
    under capital leases                          $268               299
  Accounts payable - trade                         372               353
  Accrued compensation                             178               861
  Accrued expenses and other liabs (Note 5)      3,525             3,501
  Federal income taxes payable                    (460)              558
                                               -------          --------
      Total current liabilities                  3,884             5,572


Long-term obligations                              539               574
                                               -------          --------

      Total liabilities                          4,423             6,146

Shareholders' Equity:
  Preferred stock, $1.00 par value,
    1,000,000 shares authorized                   ----              ----
  Common stock, $0.10 par value, shares
    authorized 20,000,000; issued
    4,002,204 at 3/31/96 and 3,663,871
    at 12/31/95                                    400               366
  Additional paid-in capital                     5,346             4,530
  Unrealized holding gains                          23                 0
  Retained earnings                             13,094           12,698
                                               -------          --------

      Total shareholders' equity                18,863            17,594

Total Liabilities and Shareholders' Equity     $23,286            23,740
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
                                                      =========         ========




See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                Consolidated Statements of Cash Flows, continued

(In thousands)
                                                         Three Months Ended
                                                              March 31,
                                                         1996              1995
                                                    ----------       -----------
Reconciliation of net earnings to net cash from operating activities:

Net earnings                                             $395               202

Adjustments to reconcile net earnings to net cash from operating activities:

Depreciation and amortization                              88                94
Undistributed earnings of affiliate                      (399)             (301)
Change in federal income tax payable                     (643)             (318)
Provision for deferred tax asset                          218                43
Change in trading securities                              725              (992)
Change in receivable from clearing broker                (674)              923
Change in management fees & other receivables             256             1,104
Change in prepaids & other current assets                 (88)             (126)
Change in trade payables                                   19              (354)
Change in accrued expenses & other liabilities           (659)              (28)
                                                    ----------       -----------

   Net cash from operating activities                   ($762)              247
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

LIQUIDITY AND CAPITAL RESOURCES

         Current  assets   exceeded   current   liabilities  by  $8,367,000  and
$7,466,000 at March 31, 1996, and December 31, 1995, respectively. The increase is primarily attributable to cash from financiang activities as well as changes in federal income taxes payable resulting from tax credits received from the exercise of non-qualified stock options.

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


                                      AMERICAN PHYSICIANS SERVICE GROUP, INC.




Date: February 4, 1997                    By:  /s/     William H. Hayes
                                           ------------------------
                                           William H. Hayes,  Vice President
                                            and Chief Financial Officer