Form 10QSB/A
period 1996-06-30
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 1997-02-06
CIK 724024

=====================================================================

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

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

                                                           Three Months Ended              Six Months Ended
                                                                June 30,                        June 30,
                                                            1996          1995              1996         1995
                                                         ----------    ---------        ----------    ---------
Revenues:

  Financial services                                        $1,822        3,199             4,152        6,029
  Computer systems/software                                    743        1,106             1,590        2,379
  Real estate                                                  169          167               338          329
  Investments and other                                        157          104               267          522
                                                         ----------    ---------        ----------    ---------
    Total revenues                                           2,891        4,576             6,347        9,259

Expenses:

  Financial service expense                                  1,761        2,658             3,766        5,199
  Computer systems/software                                    715          953             1,592        2,059
  Real estate                                                  129          125               257          248
  General and administrative                                  (174)         358                89        1,097
  Interest                                                      13           20                29           46
                                                         ----------    ---------        ----------    ---------
    Total expenses                                           2,444        4,114             5,732        8,649
                                                         ----------    ---------        ----------    ---------

Operating income (loss)                                        447          462               615          610

Equity in earnings of unconsolidated
  affiliate (Note 3)                                           (72)         303               328          604
                                                         ----------    ---------        ----------    ---------

   Earnings from continuing operations
          before income taxes                                  376          765               943        1,214

Income tax expense                                             118          262               290          417

Loss from discontinued operations net of income tax
   benefit of $0 and $25, and 0$ and $72 for the three
   and six months in 1996 and 1995, respectively.                0          (47)                0         (139)
                                                         ----------    ---------        ----------    ---------

    Net earnings                                              $258          456               653          658
                                                         ==========    =========        ==========    =========

Earnings per common share:
   Primary                                                   $0.06         0.12              0.15         0.18
                                                         ==========    =========        ==========    =========
   Fully Diluted                                             $0.06         0.12              0.15         0.17
                                                         ==========    =========        ==========    =========

Primary weighted average shares outstanding                  4,346        3,808             4,293        3,727
                                                         ==========    =========        ==========    =========
Fully Diluted weighted average shares outstanding            4,360        3,808             4,353        3,764
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
                                            =============          =============




See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

                                                    June 30,        December 31,
                                                      1996              1995
                                                  -----------       -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current installments of obligations under
    capital leases                                      $238               299
  Accounts payable - trade                               318               353
  Accrued compensation                                   223               861
  Accrued expenses and other liabilities (Note 5)      3,218             3,501
  Federal income taxes payable                          (506)              558
                                                    ---------        ----------
      Total current liabilities                        3,492             5,572


Long-term obligations                                    492               574
                                                    ---------        ----------

      Total liabilities                                3,984             6,146

Shareholders' Equity:
  Preferred stock, $1.00 par value, 1,000,000
    shares authorized                                   ----              ----
  Common stock, $0.10 par value, shares
    authorized 20,000,000; issued 4,080,204
    at 6/30/96 and 3,663,871 at 12/31/95                 403               366
  Additional paid-in capital                           5,477             4,530
  Unrealized holding gains                                14                 0
  Retained earnings                                   13,535            12,698
                                                    ---------        ----------

      Total shareholders' equity                      19,246            17,594

Total Liabilities and Shareholders' Equity           $23,229            23,740
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
                                                      =========         ========






See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                Consolidated Statements of Cash Flows, continued

(In thousands)
                                                          Six Months Ended
                                                               June 30,
                                                          1996           1995
                                                       ----------     ----------
Reconciliation of net earnings to net cash from operating activities:

Net earnings                                                $653            658

Adjustments to reconcile net earnings to net cash from operating activities:

Depreciation and amortization                                175            204
Gain on sale of securities                                   (55)           ---
Undistributed earnings of affiliate                         (328)          (604)
Change in federal income tax payable                        (596)           (35)
Provision for deferred tax asset                             284             (1)
Change in trading securities                                 465           (922)
Change in receivable from clearing broker                   (461)         1,081
Change in management fees & other receivables              1,005          1,137
Change in prepaids & other current assets                      1            402
Change in long term assets                                  (154)           (39)
Change in trade payables                                     (35)          (536)
Change in accrued expenses & other liabilities              (921)           412
                                                       ----------     ----------

   Net cash from operating activities                        $33          1,757
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


LIQUIDITY AND CAPITAL RESOURCES

         Current assets exceeded current liabilities by $8,607,000 and $7,466,000 at June 30, 1996, and December 31, 1995, respectively. The increase is primarily attributable to lower accrued expenses as well as lower federal income taxes payable resulting from tax credits received from the exercise of non-qualified stock options.

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