Form 10QSB/A
period 1996-09-30
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 1997-02-06
CIK 724024

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

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

                                                            Three Months Ended             Nine Months Ended
                                                               September 30,                   September 30,
                                                           1996          1995              1996          1995
                                                         ----------    ---------        ----------    ---------
REVENUES:

  Financial services                                       $1,785         2,655             5,937        8,684
  Computer systems/software                                   ---         1,440             1,590        3,819
  Real estate                                                 189           167               527          496
  Investments and other                                       135           108               402          630
                                                         ---------     ---------        ---------    ---------
    Total revenues                                          2,110         4,370             8,457       13,629

EXPENSES:

  Financial service expense                                 1,644         2,266             5,410        7,421
  Computer systems/software                                   ---         1,208             1,604        3,267
  Real estate                                                 130           126               387          375
  General and administrative                                  330           220               407        1,316
  Interest                                                     13            18                42          108
                                                         ---------     ---------        ---------    ---------
    Total expenses                                          2,119         3,838             7,851       12,487
                                                        ----------     ---------        ---------    ---------

OPERATING INCOME (LOSS)                                        (9)          532               606        1,142

Equity in earnings of unconsolidated
  affiliates (Note 4)                                         640           478               968        1,082
                                                         ---------    ---------         ---------    ---------

   Earnings from continuing operations
          before income taxes                                 631         1,010             1,574        2,224

Income tax expense                                            244           290               534          707

Loss from discontinued operations net of income tax
   benefit of $0 and $93, and 0$ and $165 for the three
   and nine months in 1996 and 1995, respectively.            ---          (182)              ---         (321)
                                                         ---------     ---------        ---------    ---------

    NET EARNINGS                                              387           538             1,040        1,196
                                                         =========     =========        =========    =========

Earnings per common share:
   PRIMARY                                                   $0.09        $0.14              0.24         0.31
                                                         =========    ==========        =========    =========
   FULLY DILUTED                                             $0.09        $0.14              0.24         0.31
                                                         =========     =========        =========    =========

Primary weighted average shares outstanding                  4,301        3,860             4,259        3,722
                                                         =========     =========        =========    =========
Fully Diluted weighted average shares outstanding            4,311        3,925             4,329        3,848
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
                                                ============        ===========



See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

                                                  September 30,     December 31,
                                                      1996               1995
                                                   -----------      -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current installments of obligations under
    capital leases                                       $100               299
  Accounts payable - trade                                426               353
  Accrued compensation                                    220               861
  Accrued expenses and other liabs (Note 5)             2,063             3,501
  Federal income taxes payable/(receivable)              (892)              558
                                                  -----------       -----------
      Total current liabilities                         1,917             5,572


LONG-TERM OBLIGATIONS                                     467               574
                                                  -----------       -----------

      TOTAL LIABILITIES                                 2,384             6,146

SHAREHOLDERS' EQUITY:
  Preferred stock, $1.00 par value, 1,000,000
    shares authorized                                    ----              ----
  Common stock, $0.10 par value, shares
    authorized 20,000,000; issued 4,078,871
    at 9/30/96 and 3,663,871 at 12/31/95                  407               366
  Additional paid-in capital                            5,482             4,530
  Unrealized holding gains                                  2              ----
  Retained earnings                                    13,738            12,698
                                                  -----------       -----------

      TOTAL SHAREHOLDERS' EQUITY                       19,629            17,594

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $22,013            23,740
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
                                                    ==========        ==========



See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                Consolidated Statements of Cash Flows, continued
(In thousands)
                                                           Nine Months Ended
                                                              September 30,
                                                        1996              1995
                                                     ---------        ----------
Reconciliation of net earnings to net cash from operating activities:

NET EARNINGS                                           $1,040             1,196

Adjustments to reconcile net earnings to net cash from operating activities:

Depreciation and amortization                             249               299
Gain on sale of securities                                (78)              (34)
Gain on sale of fixed assets                              ---                (4)
Undistributed earnings of affiliate                      (968)           (1,082)
Change in federal income tax payable                     (827)              210
Provision for deferred tax asset                          751              (111)
Change in trading securities                              298              (143)
Change in receivable from clearing broker                 314               351
Change in management fees & other receivables             255             1,253
Change in prepaids & other current assets                 (35)              453
Change in other assets                                    329                37
Change in trade payables                                   97              (585)
Change in accrued expenses & other liabilities         (1,715)              639
                                                      --------         ---------

   NET CASH FROM OPERATING ACTIVITIES                   ($290)            2,479
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


Liquidity and Capital Resources

         Current assets exceeded current liabilities by $7,730,000 and $7,466,000 at September 30, 1996, and December 31, 1995, respectively. The increase is due to lower federal income taxes payable resulting from tax credits received from the exercise of non-qualified stock options.

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