Form 10KSB
period 1996-12-31
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 1997-03-28
CIK 724024

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-KSB
            MARK ONE:
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                         FOR THE TRANSITION PERIOD FROM
                                       TO
                    -------------------- --------------------

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

                                 (512) 328-0888
              (Registrant's telephone number, including area code)
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b)OF THE ACT:

                            Name of Each Exchange on
            Title of Each Class                       Which Registered
            -------------------                   ------------------------
                   None                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g)OF THE ACT:
                          Common Stock, $.10 Par Value
                                (Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d ) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB _____

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.
          Aggregate Market Value at March 20, 1997: $27,669,778

Indicate the number of shares outstanding of each of the registrant's class of common stock, as of the latest practicable date.

                                               NUMBER OF SHARES
                                                OUTSTANDING AT
     TITLE OF EACH CLASS                        MARCH 20, 1997
     --------------------                      ----------------
Common Stock, $.10 par value                      4,024,695
                       DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the Registrant's definitive proxy material for the 1997 annual meeting of shareholders are incorporated by reference into Part III of the Form 10-KSB.
============================================================================

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.

                          ANNUAL REPORT ON FORM 10-KSB

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

General

         American Physicians Service Group, Inc. (the "Company"), through its subsidiaries, provides financial services that include management of malpractice insurance companies and brokerage and investment services to individuals and institutions. The Company has an affiliate which designs and markets software packages to medical clinics, physician-hospital organizations, and medical schools. The Company also owns space in the office building which serves as its headquarters. Through its real estate subsidiary it leases space that is surplus to its needs.

         The Company owns 3,064,000 shares of common stock of Prime Medical Services, Inc. ("Prime Medical"), representing at March 15, 1997 approximately 16% of the outstanding shares of common stock of Prime Medical. Two of Prime Medical's eight directors are members of the Company's board of directors. The Company records its pro-rata share of Prime Medical's results on the equity basis. Prime Medical is the largest operator of lithotripters in the United States, currently servicing over 400 hospitals in 32 states. Lithotripsy is a non-invasive method of treating kidney stones through the use of shock waves. The common stock of Prime Medical is traded on the NASDAQ National Market under the symbol "PMSI." Prime Medical is a Delaware corporation which is required to file annual, quarterly and other reports and documents with the Securities and Exchange Commission, which reports and documents contain financial and other information regarding Prime Medical. The summary information regarding Prime Medical contained herein is qualified in its entirety by reference to such reports and documents. Such reports and documents may be examined and copies may be obtained from the offices of the Securities and Exchange Commission. Two of the Company's five directors are members of Prime Medical's board of directors.

         On October 31, 1996, the Company invested $3,300,000 in the common stock of Exsorbet Industries, Inc. ("Exsorbet") (NASDAQ:EXSO) with a put option. Exsorbet is a diversified environmental and technical services company. On
November 26, 1996, the Company exercised its put in exchange for a note receivable from Exsorbet. The note is secured by the shares which were subject to the put plus all of the stock and substantially all of the assets of a wholly-owned subsidiary of Exsorbet. According to documents which Exsorbet has filed with the Securities and Exchange Commission, Exsorbet has limited liquidity, which would currently not allow payment of the Company's note, and is considering various options to secure such funding, including a private placement of debt or equity.

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

         The Company had previously published Spanish language buying guides of
U. S. businesses for distribution in Mexico. This business segment had been unprofitable for the Company. In 1995 substantially all of the assets of this business were sold. There was no material financial impact on the Company.

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

         Management of Medical Malpractice Insurance Company

         Insurance Services, through its wholly-owned subsidiary APS Facilities Management, Inc. ("FMI"), provides management services to a medical malpractice insurance company, which is a reciprocal insurance exchange. A reciprocal insurance exchange is an organization which sells insurance only to its subscribers, who pay, in addition to their annual insurance premiums, a contribution to the exchange's surplus. Such exchanges generally have no paid employees but instead enter into a contract with an "attorney-in-fact," a firm that provides all management and administrative services for the exchange. As the attorney-in-fact for American Physicians Insurance Exchange ("APIE"), FMI receives a percentage of the earned premiums of APIE. The amount of these premiums can be adversely affected by competition. Substantial underwriting losses, which might result in a curtailment or cessation of operations by APIE, would also adversely affect FMI's revenue. To limit possible underwriting losses, APIE currently reinsures its risk in excess of $250,000 per medical incident. APIE offers medical professional liability insurance for doctors in Texas and Arkansas. FMI's assets are not subject to any insurance claims by policyholders of APIE.

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

         During 1996, 1995 and 1994 approximately 45%, 26% and 29%, respectively, of the Company's revenues from continuing operations and substantially all of FMI's revenues were received pursuant to the agreement with APIE discussed above. Termination of the agreement with APIE would have a material adverse effect on the Company.

         APIE is a reciprocal insurance exchange authorized to do business in the states of Texas and Arkansas. APIE specializes in writing medical professional liability insurance for health care providers. The insurance written in Texas is primarily through purchasing groups, which insurance is not subject to certain rate and policy form regulations issued by the Texas Department of Insurance. Applicants for insurance coverage are reviewed based on the nature of their practices, prior claims records and other underwriting criteria. APIE is the third largest medical professional liability insurance company in the State of Texas and is one of the largest in the State of Arkansas. APIE is the only insurance company based in Texas that is wholly-owned by its subscriber physicians.

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

         The following table presents selected financial and other data for APIE. APIE has a contract to pay management fees to FMI based on APIE's earned premiums before reinsurance. The fee percentage is 13.5% with the provision that any profits of APIE will be shared equally with FMI so long as the total reimbursement (fees and profit sharing) do not exceed a cap based on premium levels. No profit sharing fee was received in 1993. In 1996, 1995, 1994, and 1992, management fees attributable to profit sharing were $1,191,000, $700,000, $1,107,000, and $1,678,000, respectively.



                             Year Ended December 31,
                                1992                1993                1994                 1995                1996
                               ------              ------              ------               ------              -----
(thousands, except for
number of insureds)

Earned premiums before
  reinsurance premiums......     $27,934             $29,205             $30,261              $30,857             $28,754
Total assets................      96,343              94,019              98,302              101,251              90,193
Total surplus...............       8,209               9,196               9,315                9,402              10,017
Management fees to FMI......       5,397    (1)        3,790    (2)        4,703    (4)         5,010    (6)        5,281     (7)
Number of  insureds.........       5,154               3,575    (3)        3,216    (5)         3,226               3,019
----------------


  (1)      Gross fee of $5,450 less tax refund of $53 attributable to APIE's association with FMI.

  (2)      Gross fee of $3,942 less tax refund of $152 attributable to APIE's association with FMI.

  (3) The decrease in the number of insureds primarily resulted from the expiration in 1993 of APIE's contract with the University of Arkansas Medical School.

  (4)      Gross fee of $5,193 less tax credit of $490 attributable to APIE's association with FMI.

  (5) The decrease was the result of APIE's decision to raise premiums on certain unprofitable specialties. Included in the totals are doctors for which APIE provides reinsurance through a relationship with another malpractice insurance company.

  (6)      Includes $676 in fees from other carriers directly related to APIE's controlled business.

  (7)      Includes $860 in fees from other carriers directly related to APIE's controlled business.

         Brokerage and Investment Services

         APS Financial, a fully licensed broker/dealer, provides brokerage and investment services to individual and institutional clients. APS Financial provides complete portfolio accounting, analysis, and management services, to insurance companies, banks, and public funds.

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

         Every registered broker-dealer doing business with the public is subject to stringent rules with respect to net capital requirements promulgated by the Securities and Exchange Commission. These rules, which are designed to measure the financial soundness and liquidity of broker-dealers, specify minimum net capital requirements. Since the Company is not itself a registered broker-dealer, it is not subject to these rules. However, APS Financial is subject to these rules. Compliance with applicable net capital rules could limit operations of APS Financial such as trading activities that require the use of significant amounts of capital. A significant operating loss or an extraordinary charge against net capital could adversely affect the ability of APS Financial to expand or even maintain its present levels of business. At December 31, 1996, APS Financial was in compliance with all net capital requirements.

         APS Financial clears and executes its transactions through Southwest Securities, Inc. ("Southwest") on a fully disclosed basis. Southwest also processes orders and floor reports, matches trades, transmits execution reports to APS Financial and records all data pertinent to trades. APS Financial pays a fee based on the number and type of transactions performed by Southwest.

Computer Systems and Software Sales

         In 1994, 1995 and the first six months of 1996, APS Systems, Inc. ("APS Systems") sold computer systems and self-designed software designed for sale to large, multi-physician medical clinics, medical schools, Physician Hospital Organizations (PHOs) and other physician networks. The Company also provided facilities management of the total data processing requirements for those clinics, schools and networks.

         Effective July 1, 1996, the Company entered into a software development agreement with International Software Solutions, Inc. ("ISSI"). Under this agreement, ISSI received newly issued shares of APS Systems, Inc. common stock, which diluted the ownership of the Company to 49%. APS Systems subsequently changed its name to Syntera Technologies, Inc. ("Syntera"). ISSI is engaged in software consulting/contract programming and brings new technology to the venture. Syntera will continue to focus on practice management software for the medical industry which integrates patient registration, appointment scheduling, chart tracking, billing, insurance processing and alternative delivery system (HMO, PPO) tracking. Since July 1, 1996 and continuing through 1997, Syntera's energies are largely being devoted to re-development. APS Systems' 15 years of practice management knowledge and ISSI's technology base are being utilized to replace all of Syntera's products with ones that meet the needs of the changing healthcare marketplace. Syntera's shareholders expect to invest approximately $3,000,000 in new capital in the joint development, including approximately $1,000,000 by the Company.

         Operations of Syntera are consolidated with the Company through June 30, 1996. Following that date, the Company recorded its pro-rata share of Syntera's results on the equity basis.

Real Estate

         APS Realty, Inc., a wholly-owned subsidiary of the Company ("APS Realty"), owns condominium space in an office project located in Austin, Texas. It leases approximately 57% of this space to the Company, its subsidiaries and Prime Medical. The remainder is leased to unaffiliated parties.

Competition

         APIE competes with numerous insurance companies in Texas and Arkansas, primarily Medical Protective Insurance Company, St. Paul Fire and Marine
Insurance Company, State Volunteer Mutual Company, Frontier Insurance Group, Insurance Company of America, Texas Medical Liability Trust and CNA Insurance Company. Many of these firms have substantially greater resources than APIE. The primary competitive factor in selling insurance is a combination of price, terms of the policies offered, claims and other service and claims settlement philosophy.

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

         The computer-based management systems business is also highly competitive. Syntera competes in this business with numerous large and small competitors. Many of these firms also have substantially greater resources than the Company. The primary competitive factors in this business include price, system reliability and maintainability, applications software features, delivery times and commitment to service and support.

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

         APS Financial, as a registered broker-dealer and NASD member organization, is required by federal law to belong to the Securities Investor Protection Corporation ("SIPC"). When the SIPC fund falls below a certain minimum amount (as it did in 1994 and 1995), members are required to pay annual assessments in varying amounts not to exceed .5% of their adjusted gross revenues to restore the fund. This assessment amounted to approximately $7,300 in 1995 and $4,600 in 1994. The SIPC fund provides protection for customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances.

Employees

         At March 1, 1997, the Company employed, on a full time basis, approximately 90 persons, including 50 by Insurance Services, 28 by APS Financial, and 12 directly by the Company. Syntera Technologies employed 28 persons. The Company considers its employee relations to be good. None of the Company's employees is represented by a labor union and the Company has experienced no work stoppages.

ITEM 2.           PROPERTIES

         APS Realty owns approximately 53,000 square feet of condominium space in an office project. The Company, its subsidiaries and Prime Medical use approximately 30,000 square feet of this space as their principal executive offices, and APS Realty leases the remainder to third parties. The area available for lease to third parties was 100% occupied as of March 25, 1997.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         The following table represents the high and low prices of the Company's Common Stock in the over-the-counter market as reported by the National Association of Securities Dealers, Inc., Automated Quotations System for the periods indicated. At March 1, 1997, the Company had approximately 500 shareholders of record.

                                        1996                    1995
                                --------------------    --------------------
                                   High         Low         High       Low

         First Quarter           $10 1/8       $5 1/4      $2 7/8      $2 3/8
         Second Quarter           12 7/8        8           3 7/16      2 11/16
         Third Quarter            10            5 7/8       4 1/2       3
         Fourth Quarter            7 3/8        5 5/8       9 7/8       4

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

Forward-Looking Statements

The statements contained in this Report on Form 10-KSB that are not purely historical are forward- looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements.

The reader should consult the Company's reports on Forms 10-QSB and filings under the Securities Act of 1993, for factors that could cause actual results to differ materially from those presented.

The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgements with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB will prove to be accurate.

Results of Operations

1996 Compared to 1995
---------------------
Revenues from continuing operations decreased 43% in 1996 compared to 1995. Net income decreased 5% and fully diluted earnings per share decreased 8%. The reasons for these changes are described below.

Financial Services

         Financial services revenues declined 36% in 1996 compared to 1995. Insurance management operations were up by 5% as a result of a higher contingent fee, which was based on improved profits at the managed insurance company. Broker dealer revenues declined 61%. Approximately 60% of the decline was from not being able to replace the sales of a key broker who left at the beginning of 1996. The balance of the decline was primarily attributed to higher interest rates, which reduced activity in the bond market.

         Financial services expenses declined 33% from 1995. The decline reflects lower activity at the broker/dealer where lower commissions, payroll, legal and office operations expenses combined for a 51% decline compared to 1995. Insurance management expenses increased 7%, primarily in the areas of employment taxes and benefits and state taxes.

         Results in this segment can vary from year to year. Insurance management has a provision in its contract whereby it receives a portion of the managed insurance company's profits. In the seven years under the contract, profit-sharing has ranged from zero to 13% of the segment's revenues. The broker dealer, primarily a provider of fixed income securities, is subject to general market conditions as well as interest rates and is in an industry characterized competition for top producing brokers. The broker/dealer continually seeks quality brokers and is opening an office in another city in an effort to expand its recruiting and sales base. While it expects positive results from these actions, there is no assurance that it will be successful in returning to the 1995 level of performance.

Computer Systems/Software

         Revenues declined 66% compared to 1995. Approximately one half of the decline was a result of the July 1, 1996 software development agreement which reduced the Company's ownership to 49%. With the change to less than majority ownership, the Company's interest in the segment was accounted for on the equity basis and, consequently, no revenues were recorded. The balance of the decline resulted from no new contracts being secured in 1996.

         Expenses in 1996 decreased by 62% compared to 1995. Approximately one half of the decline was, again, the result of the dilution of the company's interest on July 1, 1996 and subsequent adoption of the equity method of accounting, wherein no expenses are recorded on the minority owners financial statements. The balance of the decrease was in costs of hardware and software and in payroll and benefits, all of which reflect the lower sales.

         Syntera entered a redevelopment phase at mid year. The new majority owner brings added technical knowledge and the entire software line is being redesigned. With new software, Syntera expects to broaden its marketing focus and increase its sales. Being able to carry out its plans within its capital constraints and marketing the new product successfully remain uncertainties.

Real Estate

         Revenue increased 7% over 1995. The increase reflects rising lease rates in Austin, Texas.

         The 2% increase in real estate expenses reflects overall inflation from 1995 to 1996.

Investment and Other

         The decline in investment and other income was primarily in the "other"
category,   where  1995  results  included  a  favorable   settlement  of  prior
litigation. No similar benefit was received in 1996.

         On October 31, 1996, the Company invested $3,300,000 in the common stock of Exsorbet Industries, Inc. with a put option. On November 26, 1996, the Company exercised its put in exchange for a note receivable from Exsorbet. The note is secured by the shares which were subject to the put plus all of the stock and substantially all of the assets of a wholly-owned subsidiary of Exsorbet. According to documents which Exsorbet has filed with the Securities and Exchange Commission, Exsorbet has limited liquidity, which would currently not allow payment of the Company's note, and is considering various options to secure such funding, including a private placement of debt or equity.

General and Administrative Expenses

         The 93% decline in expenses was primarily a result of timing rather than fundamental changes in operations. 1995's expenses included a contingency provision established to guarantee a future yield on an account (see Note 9 to the financial statements). In 1996, this contingency provision was adjusted downward as a result of the account's actual performance. Approximately 72% of the change between 1996 and 1995 resulted from this contingency provision. Additionally, the successful collection of certain accounts receivable in 1996 caused the reversal in 1996 of an allowance for doubtful accounts, established in 1995, and accounts for approximately 16% of the change between 1996 and 1995. Approximately 9% of the decrease in 1996 expenses was from lower payroll costs. Costs were lower due to reduced performance-based incentives, which are based on the Company's pretax income and market price.

         Interest expense declined 57% primarily due to reduced inventories at the broker/dealer and the resultant reduction in margin borrowing.

Affiliates

         Earnings from affiliates decreased 6% compared to 1995. Prime Medical grew dramatically in 1996, but costs associated with acquisitions and a stock offering reduced the impact of the growth in 1996. Primes's issuance of additional shares in 1996 reduced the Company's ownership from 21% to 16%. The Company, through its status as Prime's largest shareholder and through its representation on Prime's board, continues to have significant influence at Prime and accounts for its investment using the equity method.

1995 Compared to 1994
---------------------
         Revenues from continuing operations in 1995 increased 16% compared to 1994. In 1995, net income increased 61% and fully diluted earnings per share increased 40% compared to 1994. The reasons for these changes are described below.

Financial Services

         Financial services revenues were up 20% in 1995 over 1994. The increase occurred at the broker/dealer, where falling interest rates attracted more bond buyers. The broker/dealer also recorded an inventory profit in 1995 compared to an equivalent loss in 1994.

         Expenses increased 9% in 1995 over 1994. The increase was at the broker/dealer, where increased sales resulted in increased sales commissions.

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

Liquidity and Capital Resources

         Net working capital was $8,305,000 and $7,466,000 at December 31, 1996 and 1995, respectively. The increase in working capital is primarily the result of income from operations, and from certain contracts/legal contingencies being resolved for amounts less than had been accrued. Historically, the Company has maintained a strong working capital position and, using that base, has been able to satisfy its operational and capital expenditure requirements with cash generated from its operating and investing activities. These same sources of funds have also allowed the Company to pursue investment and expansion opportunities consistent with its growth plans. The ability of the Company to borrow against its investment in the common stock of Prime Medical (market value $33,326,000 at December 31, 1996) gives it significant additional liquidity.

         Capital expenditures for equipment were $123,000, $419,000, and $99,000, in 1996, 1995 and 1994, respectively. In addition, the Company improved or purchased office space in 1996, 1995 and 1994 for $21,000, $64,000 and $86,000, respectively. The Company expects capital expenditures in 1997 to be within the range of the prior three years.

         Under the software development agreement at Syntera, the Company has committed approximately $1,000,000 of new capital. At December 31, 1996, approximately $120,000 of this commitment had been met and the balance is due in 1997, providing that the development proceeds as planned.

         The sale of an apartment investment in 1994 for $811,000 was a significant non-recurring item affecting cash flows.

         Management believes that its present cash position together with funds generated from operations and from the ability to borrow against its equity position in affiliates will provide sufficient resources to meet all present and reasonably foreseeable future capital needs.

ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is contained in Appendix A attached hereto.

                             SELECTED FINANCIAL DATA
(In thousands, except per share data)
                                                                   For the Year Ended or At December 31,
                                                     1996           1995          1994          1993          1992
                                                     ----          ------        --------      --------      ------

Selected Income Statement Data:

  Revenues                                           $11,646       20,490         17,737        16,720       17,015


  Earnings from continuing operations before
  income taxes and accounting changes                  2,969        3,483          2,218         1,784          544


  Net earnings                                       $ 1,924        2,024          1,254         1,086          445

  Per Share Amounts - Fully Diluted:

  Net earnings                                          $.45          .49            .35           .30          .11


  Fully Diluted Weighted Average
  Shares Outstanding                                   4,321        4,163          3,614         3,622        3,926


  Selected Balance Sheet Data:

  Total assets                                        24,468       23,740         19,918        18,326       18,024


  Long-term obligations                                   --          574            878         1,215        1,639

  Total liabilities                                    4,086        6,146          4,927         4,562        5,488

  Total equity                                        20,382       17,594         14,491        13,688       12,459

  Book value per share                                 $5.03         4.80           4.47          4.15         3.85



     Financial information and schedules relating to Prime Medical Services, Inc. are contained in Item 14(a) of the Annual Report on Form 10-K for the year ended December 31, 1996 of Prime Medical Services, Inc., which Item 14(a) is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is contained in the definitive proxy material of the Company to be filed in connection with its 1997 annual meeting of shareholders, except for the information regarding executive officers of the Company which is presented below. The information required by this item contained in such definitive proxy material is incorporated herein by reference.

     As of March 1, 1997, the executive officers of the Company are as follows:

Name                        Age                       Position
----------                  ---             -------------------------------
Kenneth S. Shifrin          47              Chairman of the Board, President and
                                                Chief Executive Officer

Duane K. Boyd, Jr.          52              Senior Vice President - Insurance

William H. Hayes            49              Senior Vice President - Finance and
                                                Secretary

Thomas R. Solimine          38              Controller

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

         There are no family relationships, as defined, between any of the above executive officers, and there is no arrangement or understanding between any of the above executive officers and any other person pursuant to which he was selected as an officer. Each of the above executive officers was elected by the Board of Directors to hold office until the next annual election of officers and until his successor is elected and qualified or until his earlier resignation or removal. The Board of Directors elects the officers in conjunction with each annual meeting of the stockholders.

ITEM 10.          EXECUTIVE COMPENSATION

         The information required by this item is contained in the definitive proxy statement of the Company to be filed in connection with its 1997 annual meeting of shareholders, which information is incorporated herein by reference.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The information required by this item is contained in the definitive proxy statement of the Company to be filed in connection with its 1997 annual meeting of shareholders, which information is incorporated herein by reference.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is contained in the definitive proxy statement of the Company to be filed in connection with its 1997 annual meeting of shareholders, which information is incorporated herein by reference.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits (1)

                   3.1   Restated Articles of Incorporation of the Company, as
                          amended.(6)

                   3.2   Amended and Restated Bylaws of the Company.(6)

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

             *10.3    Form of Employees Non-Qualified Stock Option Agreement.(2)

             *10.4    American Physicians Service Group, Inc. Directors Stock
                        Option Plan.(2)

             *10.5    Form of Directors Stock Option Agreement.(2)

             *10.6    1995 Non-Employee Directors Stock Option Plan of American
                        Physicians Service Group, Inc.(11)

             *10.7    Form of Non-Employee Directors Stock Option Agreement.(9)

             *10.8    1995 Incentive and Non-Qualified Stock Option Plan of
                        American Physicians Service Group, Inc.(9)

             *10.9    Form of Stock Option Agreement (ISO).(9)

             *10.10   Form of Stock Option Agreement (Non-Qualified).(9)

             *10.11   Management Agreement of Attorney-in-Fact, dated August
                        13, 1975, between the Company and American Physicians Insurance Exchange.(2)

              10.12 Rights Agreement dated August 16, 1989 between the Company and Texas American Bridge Bank N.A., as rights agent, and letter to the Company stockholders, dated August 16, 1989.(5)

              10.13   Stock  Purchase  Agreement  dated  October  11,  1989
                        between the Company and Texas American Energy Corporation ("TAE"), Standstill Agreement dated October 11, 1989 among the Company, TAE, Shamrock Associates and Paul O. Koether, and Agreement dated October 11, 1989 among the Company, Prime Medical and Shamrock Associates.(3)

             *10.14   Profit Sharing Plan or Trust, effective December 1, 1984,
                        of the Company.(4)

              10.15 Loan Agreement dated April 7, 1992, among the Company, APS Realty and NationsBank of Texas, N.A.(7)

              10.16 Promissory Note dated April 7, 1992, executed by APS Realty in the principal amount of $1,000,000 payable to NationsBank of Texas, N.A.(7)

              10.17   Stock Purchase Agreement dated September 30, 1996 between
                        the Company and Exsorbet Industries, Inc.(10)

               10.18    Stock Put Agreement dated September 30, 1996 between the
                         Company and Exsorbet Industries, Inc.(10)

               10.19    Shareholder Rights Agreement dated September 30, 1996
                         between the Company and Exsorbet Industries, Inc.(10)

               10.20 Warrant dated September 30, 1996 for shares of common stock issued to the Company by Exsorbet Industries, Inc.(10)

               10.21 Contingent Warrant Agreement dated September 30, 1996 for shares of common stock issued to the Company by Exsorbet Industries, Inc.(10)

               10.22 Option Agreements dated September 30, 1996 for shares of Exsorbet common stock issued to the Company by officers and directors of Exsorbet Industries, Inc.(10)

               10.23    Agreement dated September 30, 1996 with Exsorbet
                         Industries, Inc. related to options issued by officers and directors of Exsorbet.(10)

               10.24 Guaranty Agreements dated September 30, 1996 between the Company and subsidiaries of Exsorbet Industries, Inc.
                         (10)

               10.25    Promissory Note dated November 26, 1996 executed by
                         Exsorbet Industries, Inc. and payable to the Company in the amount of $3,300,000.(10)

               11.1     Computation of per share earnings (included in Appendix
                         A).(10)

               21.1     List of subsidiaries of the Company.(10)

               23.1     Independent Auditors Consent of KPMG Peat Marwick, LLP.
                         (10)

               27.1     Financial Data Schedule (EDGAR filing).
----------------

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

      (5) Filed as an Exhibit to the Current Report on Form 8-K of the Company dated September 5, 1989 and incorporated herein by reference.

      (6) Filed as an Exhibit to the Annual Report on Form 10-K of the Company for the year ended December 31, 1990 and incorporated herein by reference.

      (7) Filed as an Exhibit to the Annual Report on Form 10-K of the Company for the year ended December 31, 1992 and incorporated herein by reference.

      (8) Filed as an Exhibit to the Annual Report on Form 10-KSB of the Company for the year ended December 31, 1994 and incorporated herein by reference.

      (9) Filed as an Exhibit to the Annual Report on Form 10-KSB of the Company for the year ended December 31, 1995 and incorporated herein by reference.

      (10)    Filed herewith.

(b)   Reports on Form 8-K.

              No current report on Form 8-k was filed by the Company during the fourth quarter of 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                        AMERICAN PHYSICIANS SERVICE GROUP, INC.


                                        By: /s/ Kenneth S. Shifrin
                                           Kenneth S. Shifrin, Chairman of the
                                             Board and Chief Executive Officer

                                        Date:  March 26, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Kenneth S. Shifrin
    ----------------------
     Kenneth S. Shifrin
     Chairman of the Board and
     Chief Executive Officer
     (Principal Executive Officer)

Date:    March 26, 1997


By: /s/ W. H. Hayes
    ----------------
     W. H. Hayes
     Senior Vice President - Finance, Secretary
     and Chief Financial Officer
     (Principal Financial Officer)

Date:    March 26, 1997


By: /s/ Thomas R. Solimine
    ----------------------
     Thomas R. Solimine
     Controller
     (Principal Accounting Officer)

Date:    March 26, 1997

By: /s/ Richard J. Clark
    --------------------
     Richard J. Clark, Director

Date:    March 26, 1997



By: /s/ Jack Murphy
    ---------------
     Jack Murphy, Director

Date:    March 26, 1997



By: /s/ Robert L. Myer
    ------------------
     Robert L. Myer, Director

Date:    March 26, 1997



By: /s/ William A. Searles
    ----------------------
     William A. Searles, Director

Date:    March 26, 1997

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERICAN PHYSICIANS SERVICE GROUP, INC.



                                        By:
                                           -----------------------------------
                                           Kenneth S. Shifrin, Chairman of the
                                             Board and Chief Executive Officer

                                        Date:  March 26, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




By:
   --------------------------
     Kenneth S. Shifrin
     Chairman of the Board and
     Chief Executive Officer
     (Principal Executive Officer)

Date:    March 26, 1997


By:
    -------------------------
     W. H. Hayes
     Senior Vice President - Finance, Secretary
     and Chief Financial Officer
     (Principal Financial Officer)

Date:    March 26, 1997

By:
    -------------------------
     Thomas R. Solimine
     Controller
     (Principal Accounting Officer)

Date:    March 26, 1997



By:
    -------------------------
     Richard J. Clark, Director

Date:    March 26, 1997



By:
    -------------------------
     Jack Murphy, Director

Date:    March 26, 1997




By:
    -------------------------
     Robert L. Myer, Director

Date:    March 26, 1997




By:
    -------------------------
     William A. Searles, Director

Date:    March 26, 1996

                                   APPENDIX A



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                          Page

Independent Auditors' Report                                               A-2

Financial Statements

 Consolidated Statements of Earnings for the years                         A-3
 ended December 31, 1996, 1995 and 1994.

 Consolidated Balance Sheets at December 31, 1996                          A-5
 and December 31, 1995.

 Consolidated Statements of Cash Flows for the years                       A-7
 ended December 31, 1996, 1995 and 1994.

 Consolidated Statements of Shareholders' Equity                           A-9
 at December 31, 1996, 1995 and 1994.

 Notes to Consolidated Financial Statements.                               A-10

                          Independent Auditors' Report




The Board of Directors and Shareholders
American Physicians Service Group, Inc.:

We have audited the accompanying consolidated financial statements of American Physicians Service Group, Inc. and subsidiaries ("Company") as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Physicians Service Group, Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.



Austin, Texas
February 28, 1997

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

                                                                                         Year Ended
                                                                                         December 31,
                                                                            1996           1995               1994
                                                                           -----          -----              -----
Revenues:
  Financial services (Note 3)                                            $ 8,863          13,762            11,451
  Computer systems/software (Note 14)                                      1,590           4,738             5,404
  Real estate (Note 6)                                                       717             668               586
  Investments and other (Note 2)                                             476           1,322               296
                                                                          ------          ------            ------
    Total revenues                                                        11,646          20,490            17,737

Expenses:
  Financial services                                                       7,736          11,582            10,626
  Computer systems/software                                                1,627           4,262             4,970
  Real estate                                                                521             510               452
  General and administrative                                                 150           2,037               255
  Interest                                                                    54             124               151
                                                                          ------          ------            ------
    Total expenses                                                        10,088          18,515            16,454

  Operating income                                                         1,558           1,975             1,283

  Equity in earnings of
    unconsolidated affiliates (Note 14)                                    1,411           1,508               950


  Minority interest in consolidated
    earnings                                                                  --              --            (   15)
                                                                          ------          ------            ------

  Earnings from continuing operations before                               2,969           3,483             2,218
    income taxes

  Income tax expense (Note 10)                                             1,045           1,108               798
                                                                          ------          ------            ------

  Earnings from continuing operations                                      1,924           2,375             1,420
                                                                          ------          ------            ------

Loss from discontinued operations net of income
   tax benefit of $-0-, $181 and $86 in 1996, 1995
   and 1994, respectively                                                    --           (  351)           (  166)
                                                                          ------          ------            ------

    Net earnings                                                         $ 1,924           2,024             1,254
                                                                          ======          ======            ======



See accompanying notes to consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)


                                                                            1996           1995            1994
                                                                           -----          -----           -----
  Earnings per common share:

  Primary:
    Earnings from continuing operations                                   $ 0.45           0.62            0.40

    Discontinued operations                                                  --           (0.09)          (0.05)
                                                                           -----          -----           -----

       Net earnings                                                       $ 0.45           0.53            0.35
                                                                           =====          =====           =====

  Fully diluted:
    Earnings from continuing operations                                   $ 0.45           0.57            0.40

    Discontinued operations                                                   --          (0.08)          (0.05)
                                                                           -----          -----           -----

    Net earnings                                                          $ 0.45           0.49            0.35
                                                                           =====          =====           =====


  Primary weighted average shares
    outstanding                                                            4,269          3,843           3,537
                                                                           =====          =====           =====

  Fully diluted weighted average
    shares outstanding                                                     4,321          4,163           3,614
                                                                           =====          =====           =====


  See accompanying notes to consolidated financial statements.


                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS


(In thousands, except share data)


                                                              December 31,
                                                          1996              1995
                                                         -----             -----

ASSETS

Current assets:
     Cash and cash equivalents                         $ 5,770             6,798
     Marketable securities (Note 2)                         29             2,004
     Trading account securities                            699             1,014
     Management fees and other receivables (Note 3)        512             1,748
     Income tax receivable                                 650                --
     Notes receivable - current (Note 4)                 3,447               223
     Receivable from clearing broker                       279               780
     Net deferred tax asset (Note 10)                       --               159
     Prepaid expenses and other                            239               312
                                                        ------            ------
          Total current assets                          11,625            13,038


Notes receivable, less current portion (Note 4)            179                83
Property and equipment, net (Note 6)                     1,781             2,129
Investment in affiliates (Note 14)                       9,657             7,412
Other assets                                             1,226             1,078
                                                        ------            ------
          Total assets                                 $24,468            23,740
                                                       =======           =======




See accompanying notes to consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS


(In thousands, except share data)



                                                                December 31,
                                                            1996            1995
                                                           -----           -----

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long term obligations (Note 8)     $  542              299
   Accounts payable - trade                                 382              353
   Accrued compensation                                     252              861
   Accrued expenses and other liabilities (Note 7)        2,144            3,501
   Income taxes payable                                      --              558
                                                          -----            -----
       Total current liabilities                          3,320            5,572


Net deferred income tax liability                           766               --
Long-term obligations (Note 8)                               --              574
                                                          -----            -----
       Total liabilities                                  4,086            6,146


Shareholders' equity:
   Preferred stock, $1.00 par value, 1,000,000
     shares authorized                                      --                --
   Common stock, $0.10 par value, 20,000,000 shares
     authorized; 4,049,195 issued at 12/31/96
     and 3,663,871 at 12/31/95                              405              366
   Additional paid-in capital                             5,366            4,530
   Unrealized holding losses                           (     11)              --
   Retained earnings                                     14,622           12,698
                                                        -------          -------
       Total shareholders' equity                        20,382           17,594

Commitments and contingencies
   (notes 6, 8, 9, 11, 12 and 14)
       Total liabilities and shareholders' equity       $24,468           23,740
                                                        =======          =======


See accompanying notes to consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                      Consolidated Statements of Cash Flows

(In thousands)


                                                                                     Year Ended
                                                                                     December 31,
                                                                           1996             1995              1994
                                                                        -------          -------           -------
Cash flows from operating activities:
  Cash received from customers                                         $ 11,123           21,068            16,138
  Cash paid to suppliers and employees                                 ( 11,064)         (17,860)          (15,740)
  Change in trading account securities                                      315         (    353)              475
  Change in receivable from clearing broker                                 501         (    289)         (    308)
  Interest paid                                                        (     54)        (    124)         (    151)
  Income taxes paid                                                    (    611)        (    494)         (     15)
  Interest, dividends and other investment
    proceeds                                                                459            1,322               456
                                                                         -------         -------           -------
     Net cash provided by operating activities                              669            3,270               855

Cash flows from investing activities:
  Payments for purchase of property and
    equipment                                                          (    144)        (    483)         (    185)
  Net decrease (increase) in marketable
    securities                                                            2,045         (    530)          ( 1,183)
  Investment in affiliate                                              (    244)              --                --
  Proceeds from sale of fixed assets                                         --               47                76
  Funds loaned to others                                                ( 3,442)              --                --
  Proceeds from the sale of discontinued operation                           --               67                --
  Collection of notes receivable                                             --            1,119             1,863
    Net cash provided by (used in) investing                             -------         -------           -------
      activities                                                        ( 1,785)             220               571

Cash flows from financing activities:
  Repayment of long-term obligations                                   (    163)        (    332)         (    613)
  Decrease in minority interest                                              --               --          (     91)
  Acquisition of treasury stock                                        (    453)        (    125)               --
  Exercise of stock options                                                 704              499                --
                                                                         -------         -------           -------
     Net cash provided by (used in) financing activities                     88               42          (    704)

Net change in cash and cash equivalents                                 ( 1,028)           3,532               722

Cash and cash equivalents at beginning of period                          6,798            3,266             2,544
                                                                          -----            -----             -----
Cash and cash equivalents at end of period                                5,770            6,798             3,266
                                                                          =====            =====             =====


See accompanying notes to consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                Consolidated Statements of Cash Flows, continued
(In thousands)

                                                                                     Year Ended
                                                                                     December 31,

                                                                           1996             1995              1994
                                                                          ------          ------            ------
Reconciliation of net earnings to net cash from operating activities:
 Net earnings                                                           $ 1,923             2,024            1,254
Adjustments to reconcile net earnings to
  net cash from operating activities:
Depreciation and amortization                                               324               399              323
Minority interest in consolidated earnings                                   --                --               15
Undistributed earnings of affiliate                                     ( 1,411)          ( 1,508)         (   950)
Recognition of long-term capital loss carryback                              --                --               88
Loss (gain) on sale or disposition of assets                                 --           (    72)              31
Gain on sales of securities                                             (    81)          (    50)         (    33)
Change in federal income tax payable                                    (   584)              301              129
Provision for deferred income tax                                           925                27              480
Change in trading securities                                                315           (   353)             475
Loss on permanent impairment of debt securities                              --                --              160
Change in receivable from clearing broker                                   501           (   289)         (   308)
Change in management fees and other receivable                               17             1,183          ( 1,301)
Change in prepaids and other current assets                                  24               493          (   358)
Change in long-term assets                                                  265                --               --
Change in trade payable                                                      53           (   456)              11
Change in accrued expenses and other liabilities                        ( 1,602)            1,571              839
                                                                         -------          -------          -------
  Net cash from operating activities                                    $   669             3,270              855
                                                                         =======          =======          =======

Summary of non-cash transactions:

During 1996, non-qualified employee stock options were exercised which resulted in a reduction of income tax payable and a corresponding addition to paid-in capital of $624.

During the third quarter, 1995, the investment in the Company by the Company's affiliate, Prime Medical Services, Inc., became immaterial. Consequently, Reciprocal Stockholdings fell to zero while the Company's investment in affiliate increased by $543.

The Company acquired $294,000 in treasury stock by exchanging $294,000 in Prime Medical Services, Inc. Common stock during 1995.

In 1995, the Company sold APS Communications in a non-cash transaction as follows:

         Note received                                                   $  183
                                                                          =====

         Fixed assets sold                                                 ( 48)
         Deferred income                                                   (135)
                                                                          -----
                                                                         $ (183)
                                                                          =====

See accompanying notes to consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                    Consolidated Statements of Shareholders'
                  Equity For the years ended December 31, 1996,
                                  1995 and 1994


(In thousands, except share data)

                                                              Additional     Unrealized                                    Total
                                          Common Stock           paid-in       holding     Retained        Reciprocal  shareholders'
                                   Shares          Amount        capital        gains      earnings     stockholdings     equity
                                   --------------  ---------  -------------  ------------- -----------  -------------- -------------
Balance January 1, 1994             3,471,689          347        4,468             --       9,420            (  547)       13,688
Net earnings                               --          --           --              --       1,254                 --        1,254
Unrealized gains on securities
    available for sale                     --          --           --              44          --                 --           44
Shares repurchased & cancelled             (5)         --           --              --          --                 --           --
Contributed capital                        --          --            1              --          --                 --            1
Pro rata portion of Company
   common stock held by
   affiliate (Note 14)                     --          --           --              --          --                  4             4
                                   --------------  ---------  -------------  ------------- -----------  -------------- -------------
Balance December 31, 1994           3,471,684        $347        4,469              44      10,674              ( 543)       14,991
Net earnings                               --          --           --              --       2,024                 --         2,024
Unrealized loss on securities
   available for sale                      --          --           --             (44)         --                 --           (44)
Shares issued (Note 12)               314,333          31          468              --          --                 --           499
Shares repurchased &
cancelled (Note 14)                  (122,146)        (12)        (407)             --          --                 --          (419)
Pro rata portion of Company
    common stock held by
    affiliate (Note 14)                    --          --           --              --          --                543           543
                                   --------------  ---------  -------------  ------------- -----------  -------------- -------------
Balance December 31, 1995           3,663,871         366        4,530              --      12,698                 --        17,594

Net earnings                               --          --           --              --       1,924                 --         1,924
Unrealized loss on securities
   available for sale, net of tax          --          --           --             (11)         --                 --           (11)
Shares issued (Note 12)               450,000          45          659              --          --                 --           704
Shares repurchased &
cancelled                          (   64,676)       (  6)        (447)             --          --                 --          (453)
Income tax benefit of
   non-qualified option
    exercises                              --          --          624              --          --                 --           624
                                   --------------  ---------- -------------  ------------- -----------  -------------- -------------
Balance December 31, 1996           4,049,195         405        5,366             (11)     14,622                 --        20,382
                                   ==============  ========== =============  ============= ===========  ============== =============

See accompanying notes to consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   Notes To Consolidated Financial Statements
                        December 31, 1996, 1995 and 1994

(1)      Summary of Significant Accounting Policies

         (a)      General

                  American Physicians Service Group, Inc. through its subsidiaries, provides financial services that include management of malpractice insurance companies and brokerage and investment services to individuals and institutions. Computer systems and software packages for medical clinics, medical schools, physician hospital organizations and other physician networks are provided by an affiliate. The brokerage and computer businesses have clients nationally. Insurance management is a service provided primarily in Texas, but is available to clients nationally. American Physicians Service Group, Inc. also owns space in the office building which serves as its headquarters. Through its real estate subsidiary it leases space that is surplus to its needs. During the three years presented in the financial statements, financial services and computer systems generated approximately 68% and 24%, respectively, of total revenues.

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

         (c)      Principles of Consolidation

                  The consolidated financial statements include the accounts of American Physicians Service Group, Inc. and of subsidiary companies more than 50% owned ("Company"). Investments in affiliated companies and other entities in which the Company's investment is for less than 50% of the common shares outstanding and where the Company exerts significant influence, are accounted for by the equity method.

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

         (f)      Marketable Securities

                  The Company's investments in debt and equity securities are to be classified in three categories and accounted for as follows:

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

                  The Company has included its marketable securities in the available for sale category.

         (g)      Property and Equipment

                  Property and equipment are stated at cost. Property and equipment and rental property are depreciated using the straight-line method over the estimated useful lives of the respective assets (3 to 40 years).

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              Notes to Consolidated Financial Statements, Continued

(1)      Summary of Significant Accounting Policies, continued

         (h)      Long-Lived Assets

                  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized if there is a difference between the fair value and carrying value of the asset.

         (i)      Income Taxes

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

         (l)      Post Retirement/Post Employment Benefits

                  The Company's employee benefits do not extend beyond an employee's active employment.Consequently, no accrual for future benefits as prescribed in Statement of Financial Accounting Standards No. 106 and No. 112 has been recorded.

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

         (o)      Stock-Based Compensation

                  The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"), but applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plans.

         (p)      Reclassification

                  Certain reclassifications have been made to amounts presented in previous years to be consistent with the 1996 presentation.

(2)      Marketable Securities

                  The Company holds various marketable securities as short-term investments. At December 31, 1996 and 1995, these marketable securities consisted of:

                                                               December 31,
                                                          1996             1995
                                                         -----            -----

         Equity securities, at cost                    $45,000               --
         Debt securities, at cost                      $    --       $2,004,000
         Less: adjustment to fair value               ($16,000)              --
                                                      --------        ---------
         Total marketable securities at
           fair value                                  $29,000       $2,004,000
                                                      ========        =========

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              Notes to Consolidated Financial Statements, Continued

(2)      Marketable Securities, continued

         At December 31, 1996, there were $16,000 in gross unrealized losses. At December 31, 1995 there were no gross unrealized gains or losses.

         Investment income includes the following:

                                          1996             1995            1994
                                         -----            -----           -----
         Interest                    $ 351,000        $ 243,000          68,000
         Realized gains                 81,000           50,000          42,000
         Realized losses                    --               --        ( 10,000)
         Permanent impairment of
           debt securities                  --               --        (160,000)
                                       -------          -------         -------
                                     $ 432,000        $ 293,000        ( 60,000)
                                       =======          =======         =======

         No individual issuer exceeded 10% of shareholders' equity at December 31, 1996 or 1995.

(3)      Management Fees and Other Receivables

         Management fees and other receivables consist of the following:

                                                            December 31,
                                                      1996              1995
                                                     -----             -----
         Management fees receivable              $ 256,000           342,000
         Trade accounts receivable                  16,000         1,034,000
         Less:  allowance for doubtful accounts         --        (  132,000)
         Accrued interest receivable                12,000            45,000
         Other receivables                         228,000           459,000
                                                   -------         ---------
                                                 $ 512,000         1,748,000
                                                   =======         =========

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

         The Company earned management fees of $5,561,000, $5,288,000 and $5,358,000 and received expense reimbursements of $346,000, $355,000 and $247,000 for the years ended December 31, 1996, 1995 and 1994, respectively, related to these agreements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              Notes to Consolidated Financial Statements, Continued





(4)      Notes Receivable

         Notes receivable consists of the following:

                                                                                                  December 31,
                                                                                            1996              1995
         Reagan Publishing Company
            The  unsecured  note bears  interest at 7%.
            Payments of $50,000 plus  interest  are due June 30, 1996,  December
            31, 1996, and June 30, 1997, with the balance due
            December 31, 1997.  The note is in default
            at December 31, 1996 and the parties are
            attempting to renegotiate the terms.                                      $  183,000           183,000

         The Billings Clinic
           The note is secured by  computer  equipment  and bears  interest at a weighted  average rate of 11.38%.  Monthly  payments of principal and interest are due through
           December 1996.                                                                     --           123,000

         Exsorbet Industries, Inc.
           This note is secured by 1,200,000 shares
           of Exsorbet Industries, Inc. common stock
           and certain assets of 7-7, Inc.   The note
           bears interest at 15.75%.  Principal and
           interest are due October 1, 1997.                                          $3,300,000               --

         Employees
           Two employees have loans from the Company as employment  inducements.
           The  notes  are  non-interest  bearing  and are  being  forgiven  and amortized monthly over three to four year periods.  The notes are due and payable should the employees
           terminate employment.                                                         143,000               --
                                                                                       ---------          -------
                                                                                       3,626,000          306,000


         Less current portion                                                          3,447,000          223,000
                                                                                       ---------         --------
         Long term portion                                                            $  179,000           83,000
                                                                                       =========         ========

                                      A-15

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              Notes to Consolidated Financial Statements, Continued

(4)      Notes Receivable, continued

         The Company's note receivable from Exsorbet Industries, Inc. ("Exsorbet") (NASDAQ:EXSO), a diversified environmental and technical services company, is in excess of 10% of stockholders' equity at December 31, 1996 and represents a concentration of credit risk. Exsorbet's common stock sales price was $1.68 per share on the basis of the average high and low sales price of the stock on March 7, 1997. According to documents which Exsorbet has filed with the Securities and Exchange Commission, Exsorbet has limited liquidity which would currently not allow payment of the Company's note and, is considering various options to secure such funding including a private placement of debt or equity.


(5)      Fair Value of Financial Instruments

         Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" (Statement 107), requires that the Company disclose estimated fair values for its financial instruments as of December 31, 1995 and 1994:

                                                                 1996                              1995
                                                     Carrying           Fair            Carrying           Fair
                                                     Amount            Value            Amount            Value

         Cash and cash equivalents                    5,770             5,770            6,798             6,798
         Marketable Securities and Trading
              Account Securities                        728               728            3,018             3,018
         Management fees and other
              Receivables                               512               512            1,748             1,748
         Notes receivable                             3,626             3,594              306               293
         Receivable from clearing broker                279               279              780               780
         Debt                                           542               542              873               873
         Accounts Payable                               382               382              353               353

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

         Notes Receivable
         ----------------
         The fair value of notes has been determined using discounted cash flows based on management's estimate of current interest rates for notes of similar credit quality.

         Receivable from Clearing Broker
         -------------------------------
         The carrying amounts approximate fair value because the funds can be withdrawn on demand and there is no unanticipated credit concern.

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

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              Notes to Consolidated Financial Statements, Continued

(6)      Property and Equipment

         Property and equipment consists of the following:
                                                         December 31,
                                                     1996              1995

         Office condominium                    $1,870,000         1,896,000
         Furniture and equipment                2,386,000         3,422,000
                                                ---------         ---------
                                                4,256,000         5,318,000
         Accumulated depreciation and
           amortization                         2,475,000         3,189,000
                                                ---------         ---------
                                               $1,781,000         2,129,000

         The Company owns approximately 53,000 square feet in the condominium building in which its principal offices are located. The Company, its subsidiaries and affiliates occupy approximately 30,000 square feet and the remainder is leased to third parties. Rental income received from third parties during the years ended December 31, 1996, 1995 and 1994 totaled approximately $417,000, $382,000 and $308,000, respectively. Future minimum lease payments to be received under the terms of the office condominium leases are as follows: 1997 - $351,000; 1998 - $326,000; 1999 - $59,000 and none thereafter.

         Included in furniture and equipment at December 31, 1995 are computers and equipment under capital lease of approximately $191,000. Accumulated amortization on this equipment under capital lease was $139,000 at December 31, 1995.

(7)      Accrued Expenses and Other Liabilities

         Accrued expenses and other liabilities consists of the following:
                                                         1996              1995

         Taxes payable - other                      $  74,000           150,000
         Commissions payable                           18,000            38,000
         Deferred income                              339,000           434,000
         Health insurance and other claims
           payable                                     87,000            73,000
         Contractual/legal claims                   1,352,000         2,360,000
         Vacation payable                              77,000           127,000
         Funds held for others                         63,000            51,000
         Interest payable                                  --             5,000
         Other                                        134,000           263,000
                                                    ---------         ---------
                                                   $2,144,000         3,501,000
                                                    =========         =========

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              Notes to Consolidated Financial Statements, Continued

(8)      Long-term Obligations

         Long-term obligations consist of the following:
                                                           1996            1995
                                                         ------          ------
         Capital leases                                      --         180,000
           Less amounts representing
             interest                                        --        ( 12,000)
         Present value of net
             minimum payments                                --         168,000
         Notes payable secured by office buildings      542,000         642,000
         Other                                               --          63,000
                                                        -------         -------
         Total long-term obligations                    542,000         873,000
           Less current portion                         542,000         299,000
                                                        -------         -------
         Long-term portion                             $     --         574,000
                                                        =======         =======

         Notes payable secured by office buildings were at the prime rate of interest and were payable monthly, in installments of approximately $13,000, through April 1997 at which time the balance of $517,000 was due. These notes were paid in full January, 1997.

(9)      Commitments and Contingencies

         In conjunction with the software development agreement between ISSI and the Company's affiliate, Syntera, the Company is obligated to contribute additional capital. At December 31, 1996, this commitment amounted to approximately $880,000, due in 1997, and contingent upon progress under the agreement proceeding as planned.

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

         Rent expense under all operating leases for the years ended December 31, 1996, 1995 and 1994 was $51,000, $103,000 and $127,000,
         respectively. Future minimum payments for leases which extend for more than one year are not significant at December 31, 1996.

         The Company is involved in various claims and legal actions that have arisen in the ordinary course of business. The Company believes that the liability provision in its financial statements is sufficient

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              Notes to Consolidated Financial Statements, Continued

(10)     Commitments and Contingencies, continued

         to cover any unfavorable outcome related to lawsuits in which it is currently named. Management believes that liabilities, if any, arising from these actions will not have a significant adverse effect on the financial condition of the Company. However, due to the uncertain nature of legal proceedings, the actual outcome of these lawsuits may differ from the liability provision recorded in the Company's financial statements.

(10)     Income Taxes

         Income tax expense consists of the following:
                                                     Year Ended
                                                     December 31,
                                         1996             1995              1994
                                        -----            -----             -----
         Federal
              Current              $   47,000          795,000           109,000
              Deferred                925,000           27,000           480,000
         State - current               73,000          105,000           123,000
                                      -------          -------           -------
                                   $1,045,000          927,000           712,000
                                    =========          =======           =======

         A reconciliation of expected income tax expense (computed by applying the United States statutory income tax rate of 34% to earnings before income taxes) to total income tax expense in the accompanying consolidated statements of earnings follows:

                                                       Year Ended
                                                       December 31,
                                           1996            1995            1994
                                          -----           -----           -----
         Expected federal income
           tax expense                $ 972,000       1,003,000         668,000
         State taxes                     73,000         105,000         123,000
         Other, net                          --       ( 181,000)       ( 79,000)
                                      ---------       ---------         --------
                                     $1,045,000         927,000         712,000
                                      =========         =======         =======

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

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              Notes to Consolidated Financial Statements, Continued

(10)     Income Tax, continued

         The tax effect of temporary differences that gives rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:

                                                            1996           1995
         Deferred tax assets:                              -----          -----
         Marketable securities write downs not taken
           for tax purposes                           $   13,000         46,000
         Accrued expenses                                676,000        993,000
         Accounts receivable, principally due
           to allowance for doubtful accounts             60,000         77,000
         Deferred income for books not for tax            30,000        129,000
         Other                                            19,000          7,000
                                                         -------       --------
         Total gross deferred tax assets                 798,000      1,252,000

         Deferred tax liabilities:
         Investment in Prime Medical Services, Inc.
           due to use of equity method for books      (1,512,000)    (1,033,000)
         Capitalized expenses, principally due to
           deductibility for tax purposes             (   52,000)    (   60,000)
                                                      ----------      ---------
              Total gross deferred tax liabilities    (1,564,000)    (1,093,000)
                                                      ----------      ---------
         Net deferred tax asset (liability)           ($ 766,000)       159,000
                                                      ==========        =======

         The Company has not recorded a valuation allowance against the deferred tax asset as management believes it is more likely than not that the Company will fully realize the asset in the form of future tax deductions since the temporary differences will reverse in the near future. These deductions would be available to carryback to prior years, if necessary.

(11)     Employee Benefit Plans

         The Company has an employee benefit plan qualifying under Section 401(k) of the Internal Revenue Code for all eligible employees. Employees become eligible upon meeting certain service and age requirements. Employees may defer up to 15% (not to exceed $9,500 in
         1996) of their annual compensation under the plan. The Company, at its discretion, may contribute up to 200% of the employees' deferred amount. For the years ended December 31, 1996, 1995 and 1994, contributions by the Company aggregated $104,000, $100,000, and $105,000, respectively.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              Notes to Consolidated Financial Statements, Continued

(12)     Stock Options

         The Company has adopted, with shareholder approval, the "1995 Non-Employee Directors Stock Option Plan" ("Directors Plan") and the "1995 Incentive and Non-Qualified Stock Option Plan" ("Incentive Plan"). The Directors Plan provides for the issuance of up to 200,000 shares of common stock to non-employee directors who serve on the Compensation Committee. The Incentive Plan provides for the issuance of up to 800,000 shares of common stock to directors and key employees. Options issued to employees are to be qualified incentive stock options and those to directors non-qualified options.

         The exercise price for each non-qualified option share is determined by the Compensation Committee of the Board of Directors ("the Committee"). The exercise price of a qualified incentive stock option had to be at least 100% of the fair market value of such shares on the date of grant of the option. Under the Plans, option grants are limited to a maximum of ten year terms, however, the Committee has issued all currently outstanding grants with five year terms. The Committee also determines vesting for each option grant and all outstanding options vest in three equal annual installments beginning one year from the date of grant.

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"), but applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plans. No cost from stock-based compensation awards was recognized in 1996 or 1995. If the Company had elected to recognize compensation cost of options granted based on the fair value at the grant dates, consistent with Statement 123, net income and earnings per share would have changed to the pro forma amounts indicated below:

                                                        Year Ended December 31,
                                                         1996              1995
                                                        -----             -----
            Pro forma net income                   $1,594,000         1,975,000

            Pro forma earnings per share - primary      $0.37              0.51
                             - fully diluted            $0.37              0.47

         The fair value of the options used to compute the pro forma amounts is estimated using the Black- Scholes option pricing model with the following assumptions:
                                                      1996              1995
                                                      ----              ----
             Risk-free interest rate                  6.06%           6.41%
             Expected holding period                  3.75 years      3.75 years
             Expected volatility                       .692            .590
             Expected dividend yield                   -0-              -0-

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              Notes to Consolidated Financial Statements, Continued

(12)     Stock Options, continued

         Statement 123 calls for a prospective application of compensation relating to the grant of stock options and, consequently pro-forma financial information may not be indicative of future amounts until the new rules are applied to all outstanding nonvested awards.

         Presented below is a summary of the stock options held by the Company's employees and directors and the related transactions for the years ended December 31, 1996 and 1995. Remaining options outstanding from the Company's previous 1983 plans are included.

                                                                   Year ended December 31
                                                      1996                                       1995
                                               -----------------------                 --------------------------
                                                              Weighted                                    Weighted
                                                              Average                                     Average
                                                              Exercise                                    Exercise
                                            Shares            Price                     Shares            Price
                                            -------           -------                   -------           -------
         Balance at January 1               837,000           $2.18                     921,000           $1.57
         Options granted                    295,000            9.32                     235,000            3.82
         Options exercised                  450,000            1.53                     314,000            1.59
         Options forfeited/expired           31,000            6.16                       5,000            2.45
                                            -------            ----                     -------            ----
         Balance at December 31             651,000            5.64                     837,000            2.18
                                            =======            ====                     =======            ====
         Options exercisable                258,000           $2.22                     550,000           $1.48
                                            =======            ====                     =======            ====

         The weighted average fair value of Company stock options, calculated using the Black Scholes option pricing model, granted during the years ended December 31, 1996 and 1995 is $5.15 and $1.75 per option, respectively.

         The following table summarizes the Company's options outstanding and exercisable options at December 31, 1996:

                                                   Stock Options                                     Stock Options
                                                   Outstanding                                        Exercisable
                                            -------------------------------------------           -------------------------
                                                              Average           Weighted                           Weighted
                                                              Remaining         Average                            Average
         Range of                                             Contractual       Exercise                           Exercise
         Exercise Prices                    Shares            Life              Price             Shares           Price
                                            -------           ---------         -----             -------         --------
         $1.38 to $3.50                     336,000           2.4 years         2.46              251,000         2.28
         $3.51 to $7.00                      50,000           3.7 years         5.70                7,000         4.69
         $7.01 to $10.50                    265,000           4.5 years         9.67                   --           --
                                            -------           ---------         ----              -------         ----
         Total                              651,000                                               258,000
                                            =======                                               =======

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              Notes to Consolidated Financial Statements, Continued

(13)     Discontinued Operations

         On October 23, 1995 the Company sold substantially all of the assets of APS Communications Corporation, a publisher of Spanish language directories of U. S. businesses. The Company received cash, a note (see note 4) and had certain liabilities assumed by the purchaser. The gain on the sale, to be recognized on the installment basis as note payments are received, will not be material to the Company's opera-tions. No gain has been recognized through 1996. Historical results from the operation are presented in the Consolidated Statements of Earnings as "Loss from discontinued operations".

(14)     Investment in Affiliates

         On October 12, 1989, the Company purchased for cash 3,540,000 shares (42%) of the common stock of Prime Medical. Members of the Company's Board currently serve as two of the eight directors of Prime Medical. Prime Medical provides non-medical management services to lithotripsy centers. In conjunction with the acquisition of additional lithotripsy operations in June 1992, October 1993, and May 1996, the outstanding shares of Prime Medical increased. These increases plus the sale of Prime Medical shares owned by the Company under an option agreement reduced the Company's ownership to 16% of the outstanding common stock of Prime Medical. The Company's investment in Prime Medical is accounted for on the equity method. The 3,064,000 shares of Prime Medical common stock held by the Company had a market value of $33,326,000 (carrying amount of $8,905,000) at December 31, 1996 based on the market closing price of $10.875 per share.

         At December 31, 1996 and 1995, the Company's retained earnings included undistributed earnings, net of deferred tax, of Prime Medical totaling $2,821,000 and $1,890,000, respectively.

         The condensed balance sheet and statement of operations for Prime Medical follow:

            Condensed balance sheet at December 31, 1996 and 1995
                                                      1996              1995
                                                      ----              ----
            Current assets                      $ 40,073,000        10,938,000
            Long-term assets                     157,680,000        66,627,000
                                                 -----------        ----------
               Total assets                      197,753,000        77,565,000
                                                 ===========        ==========

            Current liabilities                   31,555,000        11,055,000
            Long-term liabilities                 89,771,000        23,760,000
            Shareholders' equity                  76,427,000        42,750,000
                                                 -----------        ----------
               Total liabilities and equity     $197,753,000        77,565,000
                                                 ===========        ==========

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              Notes to Consolidated Financial Statements, Continued

(14)     Investment in Affiliates, continued

              Condensed statement of operations for the years ended
              December 31, 1996 and 1995
                                                       1996              1995
                                                      -----             -----
              Total revenue                    $ 72,404,000        23,195,000
                                                 ==========        ==========
              Net income                       $  8,961,000         7,204,000
                                                 ==========        ==========

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

         On July 1, 1996, the Company entered into a software development agreement with International Software Solutions, Inc. ("ISSI"). Under this agreement, ISSI received newly issued shares of APS Systems, Inc. common stock, which diluted the ownership of the Company to 49%. APS Systems subsequently changed its name to Syntera Technologies, Inc. ("Syntera"). Members of Company management serve as two of Syntera's four board members. Syntera is currently working to replace or upgrade its product line, but will continue to focus on providing practice management computer systems to medical clinics, medical schools and physician hospital organizations (PHOs). Beginning July 1, 1996, the Company applied the equity method of accounting to its 49% interest in Syntera.
         Operations of Syntera had been consolidated prior to that.

         The condensed balance sheet and statement of operations for Syntera follows:

         Condensed balance sheet at December 31, 1996

         Current assets                                               $1,692,000
         Long-term assets                                                262,000
                                                                       ---------
              Total assets                                            $1,954,000
                                                                       =========

         Current liabilities                                             358,000
         Long-term assets                                                     --
         Shareholders' equity                                          1,596,000
                                                                       ---------
              Total liabilities and equity                            $1,954,000
                                                                       =========

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              Notes to Consolidated Financial Statements, Continued

(14)     Investment in Affiliates, continued

         Condensed statement of operations for the six months ended December 31, 1996

         Total revenue                                                $1,421,000
                                                                       =========
         Net Loss                                                     $  155,000
                                                                         =======

(15)     Segment Information

         The Company's financial services segment includes financial management for an insurance company that provides insurance coverage to doctors and hospitals, and brokerage and investment services to individuals and institutions.

         The computer systems/software segment consists of computer hardware and software marketed to university medical schools and to clinics.

         Real Estate income is derived from the leasing of office space.

                                            1996           1995           1994
         Operating Revenues:
          Financial services           $ 8,863,000     13,762,000    11,451,000
          Computer systems/software      1,590,000      4,738,000     5,404,000
          Real estate                      717,000        668,000       586,000
                                        ----------     ----------    ----------
                                       $11,170,000     19,168,000    17,441,000
                                        ==========     ==========    ==========

         Operating Profit (Loss):
          Financial services          $ 1,123,000      2,118,000        731,000
          Computer Systems/Software       (37,000)       476,000        434,000
          Real estate                     147,000         96,000         77,000
                                        ----------     ----------     ---------
                                        1,233,000      2,690,000      1,242,000
                                        ----------     ----------     ---------
         Corporate investment and
          other income                    476,000      1,322,000        296,000
         Corporate expenses              (150,000)    (2,037,000)     ( 255,000)
         Minority interest                     --             --      (  15,000)

         Equity in earnings of
          Affiliates                    1,410,000      1,508,000        950,000
                                        ---------      ---------       --------

         Earnings from continuing
           operations before income
           taxes                        2,969,000      3,483,000      2,218,000

         Income tax expense             1,045,000      1,108,000        798,000
                                        ---------      ---------      ---------

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              Notes to Consolidated Financial Statements, Continued

(15)     Segment Information, continued

                                              1996            1995         1994
                                             -----           -----        -----
         Earnings from continuing
          operations                      1,924,000      2,375,000    1,420,000

         Loss from discontinued
          operations, net of income
          tax benefit                            --       (351,000)    (166,000)
                                          ---------      ---------    ---------
         Net earnings                   $ 1,924,000      2,024,000    1,254,000
                                          =========      =========    =========

         Identifiable assets:
          Financial services            $11,667,000     11,816,000   10,161,000
          Computer systems/software              --      1,732,000    1,426,000
          Real estate                     1,476,000      1,578,000    1,640,000
          Corporate                      10,788,000      8,614,000    6,094,000
          Discontinued Operations                --             --      597,000
                                         ----------     ----------   ----------
                                        $23,931,000     23,740,000   19,918,000
                                         ==========     ==========   ==========

         Capital expenditures:
          Financial service             $    88,000        262,000       31,000
          Computer systems/software          18,000         80,000       48,000
          Real estate                        21,000         64,000       86,000
          Corporate                          17,000         73,000       12,000
          Discontinued operations                --          4,000        8,000
                                            -------        -------      -------
                                        $   144,000        483,000      185,000
                                            =======        =======      =======

         Depreciation/amortization
         expenses:
          Financial services            $   164,000        164,000      106,000
          Computer systems/software          24,000         94,000       48,000
          Real estate                       129,000        126,000      113,000
          Corporate                          13,000          9,000        2,000
          Discontinued operations                --          6,000        8,000
                                            -------        -------      -------
                                        $   330,000        399,000      277,000
                                            =======        =======      =======

         Revenues  attributable to customers  generating greater than 10% of the revenues of each segment:
            Financial services
             Company A                          60%            36%           45%
             Company B                          --             10%           --

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              Notes to Consolidated Financial Statements, Continued

(15)     Segment Information, continued
                                              1996           1995          1994
                                             -----          -----         -----

              Company C                         --             --            12%
              Company D                         --             11%           --
                                              ----           ----          ----
                                                60%            57%           57%
                                              ====           ====          ====
             Computer systems/software
               Company E                        56%            34%           28%
               Company F                        --             13%           11%
               Company G                        --             18%           29%
                                              ----           ----          ----
                                                56%            65%           68%
                                              ====           ====          ====

         At December 31, 1996 the Company had long-term contracts with company A and was therefore not vulnerable to the risk of a near-term severe impact from a reasonably possible loss of the revenue. Company E's contract will expire in 1998 and will not be renewed. The Company expects, but cannot be certain, that its affiliate will be able to replace this revenue under its redevelopment plan (see "General Information").

         Operating profit is operating revenues less related expenses and is all derived from domestic operations. Identifiable assets are those assets that are used in the operations of each business segment (after elimination of investments in other segments). Corporate assets consist primarily of cash and cash investments, marketable securities and notes receivable.