Form 10-Q
period 1997-03-31
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 1997-05-07
CIK 724024

=====================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE PERIOD ENDED MARCH 31, 1997

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

                                               NUMBER OF SHARES
                                                OUTSTANDING AT
     TITLE OF EACH CLASS                        April 30, 1997
     --------------------                      ----------------
Common Stock, $.10 par value                       4,019,695

============================================================================

                                     PART I

                              FINANCIAL INFORMATION

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

                                                            Three Months Ended
                                                                March 31,
                                                           1997          1996
                                                         ----------    ---------
REVENUES:

  Financial services                                       $2,041         2,330
  Computer systems/software                                   ---           847
  Real estate                                                 182           169
  Investments and other                                       184           110
                                                         ---------     ---------
    Total revenues                                          2,407         3,456

EXPENSES:

  Financial service expense                                 1,846         2,006
  Computer systems/software                                   ---           877
  Real estate                                                 129           128
  General and administrative                                  259           263
  Interest                                                      3            16
                                                         ---------     ---------
    Total expenses                                          2,236         3,289
                                                        ----------     ---------

OPERATING INCOME (LOSS)                                       171           168

Equity in earnings of unconsolidated
  affiliates (Note 4)                                         399           400
                                                         ---------    ---------

   Earnings from continuing operations
          before income taxes                                 570           567

Income tax expense                                            204           172


    NET EARNINGS                                              366           395
                                                         =========     =========

Earnings per common share:
   PRIMARY                                                   $0.09         0.09
                                                         =========    ==========
   FULLY DILUTED                                             $0.09         0.09
                                                         =========     =========

Primary weighted average shares outstanding                  4,256        4,264
                                                         =========     =========
Fully Diluted weighted average shares outstanding            4,256        4,316
                                                         =========     =========



See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)



(In thousands)


                                                 March 31,         December 31,
                                                   1997                1996
                                               -------------       -------------

ASSETS

CURRENT ASSETS:
  Cash and cash investments                           $4,713              5,770
  Marketable securities (Note 2)                          20                 29
  Trading account securities                             739                699
  Notes receivable - current                           3,530              3,447
  Management fees and other receivables                  943                512
  Receivable from clearing broker                         65                279
  Deferred income tax receivable                         603                650
  Prepaid expenses and other                             379                239
                                                 -----------        -----------
      Total current assets                            10,992             11,625



Notes receivable, less current portion                    84                179
Property and equipment                                 1,788              1,781
Investment in Affiliates                              10,116              9,657
Other assets                                           1,363              1,226
                                                 -----------        -----------

TOTAL ASSETS                                         $24,343             24,468
                                                ============        ===========



See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

                                                    March 31,       December 31,
                                                      1997              1996
                                                   -----------      -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current installments of obligations under
    capital leases                                       $---               542
  Accounts payable - trade                                176               382
  Accrued compensation                                     58               252
  Accrued expenses and other liabs (Note 5)             2,629             2,144
                                                    ---------          ---------
      Total current liabilities                         2,864             3,320


LONG-TERM OBLIGATIONS                                     916               766
                                                    ---------          ---------

      TOTAL LIABILITIES                                 3,780             4,086

SHAREHOLDERS' EQUITY:
  Preferred stock, $1.00 par value, 1,000,000
    shares authorized                                     ---               ---
  Common stock, $0.10 par value, shares
    authorized 20,000,000; issued 4,022,965
    at 3/31/97 and 4,049,195 at 12/31/96                  402               405
  Additional paid-in capital                            5,190             5,366
  Unrealized holding gains/(losses)                       (17)              (11)
  Retained earnings                                    14,988            14,622
                                                  -----------       -----------

      TOTAL SHAREHOLDERS' EQUITY                       20,563            20,382

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $24,343            24,468
                                                  ===========       ===========




See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                Consolidated Statements of Cash Flows (Unaudited)

(In thousands)
                                                        Three Months Ended
                                                             March 31,
                                                      1997               1996
                                                   ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                        $1,930              3,603
  Cash paid to suppliers and employees                (2,336)            (3,913)
  Change in trading account securities                   (40)               725
  Change in receivable from clearing broker              100               (674)
  Interest paid                                           (3)               (16)
  Income taxes paid                                       (7)              (598)
  Interest, dividends and other investment
    proceeds                                              46                111
                                                    ----------        ----------
      Net cash provided by (used in) operating
        activities                                      (309)              (762)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of marketable securities        ---              1,577
  Payments for purchase property and equipment           (56)               (38)
  Collection of notes receivable                           9                 21
  Other                                                   21                 17
                                                    ----------        ----------
    Net cash provided by (used in) investing
      activities                                         (26)             1,577

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long term obligations                    (542)               (67)
  Purchase/retire treasury stock                        (180)               ---
  Exercise of stock options                              ---                476
                                                    ----------        ----------
    Net cash provided by (used in) financing
      activities                                        (722)               409
                                                    ----------        ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS              ($1,057)             1,224
                                                    ==========        ==========

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       5,770              6,797
                                                    ----------        ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $4,713              8,021
                                                    ==========        ==========



See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                Consolidated Statements of Cash Flows, continued
(In thousands)
                                                           Three Months Ended
                                                               March 31,
                                                        1997              1996
                                                     ---------        ----------
Reconciliation of net earnings to net cash from operating activities:

NET EARNINGS                                           $  366               395

Adjustments to reconcile net earnings to net cash from operating activities:

Depreciation and amortization                              87                88
Other miscellaneous gains                                 133)              ---
Undistributed earnings of affiliates                     (399)             (400)
Change in federal income tax payable                       47              (643)
Provision for deferred tax asset                          150               218
Change in trading securities                              (40)              725
Change in receivable from clearing broker                 100              (674)
Change in management fees & other receivables            (431)              256
Change in prepaids & other current assets                (140)              (88)
Change in other assets                                     (3)              ---
Change in trade payables                                 (206)               19
Change in accrued expenses & other liabilities            293              (659)
                                                      --------         ---------

   NET CASH FROM OPERATING ACTIVITIES                   ($309)             (762)
                                                      ========         =========


Summary of non-cash transactions:

At March 31, 1997, the Company recognized a gain on the discontinuation of a lawyer's professional liability insurance exchange resulting from the reversal of accruals for contingencies which are no longer considered likely. The result of this transaction was an increase to revenue and an increase to other assets of $133,000.



See accompanying notes to consolidated financial statements

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997
                                  (Unaudited)



1.  General

The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 1996 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of March 31, 1997 and the results of operations for the periods presented. These statements have not been audited or reviewed by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to consolidated financial statements appearing in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 filed with the Securities Exchange Commission should be read in conjunction with this Quarterly Report on Form 10-Q. There have been no significant changes in the information reported in those notes other than from normal business activities of the Company.

Certain reclassifications have been made to amounts presented in prior periods to be consistent with the 1997 presentation.


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

4.  Equity in Earnings of Unconsolidated Affiliates

The financial  statement line item in this quarterly  report combines the equity
in   earnings   of   Syntera   Technologies,   Inc.   ("Syntera"),   a  computer
systems/software affiliate, and Prime Medical Services, Inc., described below.

At March 31, 1997 the Company owned 16% (3,064,000 shares) of the outstanding common stock of Prime Medical Services, Inc. ("Prime"). The Company records its pro-rata share of Prime's results on the equity basis. Prime is in the business of providing lithotripsy services. The common stock of Prime is traded in the over-the-counter market under the symbol "PMSI". Prime is a Delaware corporation which is required to file annual, quarterly and other reports and documents with the Securities and Exchange Commission, which reports and documents contain financial and other information regarding Prime. Such reports and documents may be examined and copies may be obtained from the offices of the Securities and Exchange Commission.


1st Quarter 1997 earnings/(loss) from the two affiliates are broken out as follows:

                                                 3 Months
        Prime (In thousands)                       461.8
        Syntera (In thousands)                     (63.0)


5.  Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consists of the following:

                                                            Mar             Dec
                                                           1997            1996
                                                         --------      ---------
Taxes payable-other ..............................     $   24,000         74,000
Commissions payable ..............................         39,000         18,000
Deferred income ..................................        858,000        339,000
Health insurance and other claims payable ........         58,000         87,000
Contractual/legal claims .........................      1,306,000      1,352,000
Vacation payable .................................         77,000         77,000
Funds held for others ............................         32,000         63,000
Other ............................................        235,000        134,000
                                                       ----------      ---------
                                                       $2,629,000      2,144,000
                                                       ==========      =========

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS





RESULTS OF OPERATIONS

REVENUES

        Revenues from operations decreased $1,049,000 (30.3%) for the three month period ended March 31, 1997, compared to the same period in 1996. Real estate and investments and other increased while financial services and computer systems and software decreased during the first quarter of 1997 compared to the same period in 1996.

        Financial services revenues decreased $289,000 (12.4%) for the three month period ended March 31, 1997 compared to the same period in 1996. The decrease in 1997 was due primarily to lower broker/dealer commissions which were down essentially due to a weakened bond market resulting from inflationary fears brought about by a robust economy. Barring further weakening of the bond market, revenues from broker/dealer operations should improve due to the Company's opening of a branch office in Houston, Texas on March 1, 1997. The new office currently employs nine brokers.
        Revenues from premium-based insurance management fees were down $32,000 (2.8%) for the first three months of 1997 compared to the same period in 1996, due primarily to a lower number of insureds brought about by stiffer competition in the Texas professional liability insurance market

        Computer systems and software sales revenues decreased $847,000 for the three month period ended March 31, 1997 compared to the same period in 1996. The first quarter decrease was due to the fact that 51% of this subsidiary was sold on July 1, 1996 so revenues and expenses are no longer consolidated into the Company's financials. Rather, the 49% equity in the newly formed affiliate is reported as a single line item on the statement of earnings as "Equity in earnings of unconsolidated affiliates". Monthly earnings/losses within this line item are combined with those of Prime Medical Services, Inc.

        Real estate revenues rose $13,000 (7.7%) for the three month period ended March 31, 1997 compared to the same period in 1996. The increase in revenue was due to rising lease rates. Given the current economic good health of the Austin real estate market, it is reasonable to expect rental and occupancy rates to remain favorable throughout 1997.

        Investment and other income increased $74,000 (67.3%) for the three month period ended March 31, 1997 compared to the same period in 1996. The increase was due to a gain associated with the dissolution of an inactive insurance entity. Partially offsetting this gain was reduced interest income arising from a lower investable cash balance. Cash and cash investments was lower due to the purchase of Exsorbet Industries, Inc. common stock which subsequently was converted to a note receivable. (See Item 5)

EXPENSES

        Total expenses decreased $1,053,000 (32.0%) for the three month period ended March 31, 1997 compared to the same period in 1996. Financial services, computer systems, general and administrative and interest decreased while real estate services showed an increase for the three month period.

        Financial services expense decreased $160,000 (8.0%) for the three month period ended March 31, 1997 compared to the same period in 1996. The decrease was primarily the result of lower commissions paid in broker/dealer operations arising from the lower commission revenues. In addition, legal fees were reduced at the broker/dealer subsidiary as prior year claims were settled satisfactorily and no new suits required significant actual or accrued expenditures. Reduced general and administrative expenses within the broker/dealer subsidiary have also contributed to the decrease. Expenses at the insurance management subsidiary increased $95,000 (10.7%) for the three month period ended March 31, 1997 compared to the same period in 1996 due primarily to personnel additions in the marketing department as well as annual merit increases.

Computer systems/software expense decreased $877,000 for the three month period ended March 31, 1997 compared to the same period in 1996. The first quarter decrease was due to the fact that 51% of this subsidiary was sold on July 1, 1996 so revenues and expenses are no longer consolidated into the Company's financials. Rather, the 49% equity in the newly formed affiliate is reported as a single line item on the statement of earnings as "Equity in earnings of unconsolidated affiliates". Monthly earnings/losses within this line item are combined with those of Prime Medical Services, Inc.

        Interest expense decreased $13,000 (81.3%) for the three month period ended March 31, 1997 compared to the same period in 1996. The decrease was due to the early payoff of the note payable for the office space owned by the Company.

EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES

        The Company's equity in earnings of Prime Medical Services, Inc. ("Prime") increased $62,000 (15.5%) while its equity in earnings of Syntera Technologies, Inc. ("Syntera") decreased $63,000. Although earnings at Prime increased 51% in the 1st quarter of 1997 when compared to the same period in 1996, the Company's ownership percentage decreased from approximately 21% to approximately 16%. This dilution was primarily the result of common stock issued to complete a large acquisition by Prime in April, 1996. Syntera's first quarter loss was due to the fact that the new software product remains under development so revenues are limited primarily to support and processing fees charged to existing clients.

LIQUIDITY AND CAPITAL RESOURCES

        Current assets exceeded current liabilities by $8,128,000 and $8,305,000 at March 31, 1997, and December 31, 1996, respectively. The decrease is primarily attributable to the puchase and retirement of $180,000 of common stock of the Company.

        Capital  expenditures  through  the  quarter  ended  March 31, 1997 were
approximately   $56,000.   Total  capital   expenditures   are  expected  to  be
approximately $250,000 in 1997.

        Historically, the Company has maintained a strong working capital position and, has been able to satisfy its operational and capital expenditure requirements with cash generated from it operating and investing activities. These same sources of funds have also allowed the Company to pursue investment and expansion opportunities consistent with its growth plans. The ability of the Company to borrow against its investment in the common stock of Prime Medical (market value $29,879,000 at March 31, 1997) gives it significant additional liquidity.


ADOPTION OF ACCOUNTING STANDARDS

        The Financial Accounting Standards Board issued Statement of Accounting Standards No. 128, Earnings Per Share ("Statement 128") which replaces Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively. Statement 128 was issued to simplify the computation of EPS and to make the U.S. standard more compatible with the EPS standards of other countries and that of the International Accounting Standards Committee (IASC). Implementation of Statement 128 is scheduled to begin for fiscal years beginning after December 15, 1997. If the Company had applied Standard 128 for the quarter ended March 31, 1997, the rounded earnings per share calculations for both Basic EPS and Diluted EPS would have been the same as Primary EPS and Fully Diluted EPS, respectively.

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

Item 5. Other Information

On October 31, 1996, the Company invested $3,300,000 in common stock of Exsorbet Industries, inc. ("Exsorbet") (NASDAQ:EXSO) with a put option. Exsorbet is a diversified environmental and technical services company. On November 26, 1996, the Company exercised its put in exchange for a note receivable from Exsorbet. The note is secured by the shares which were subject to the put plus all the stock and substantially all of the assets of a wholly-owned subsidiary of Exsorbet. According to documents which Exsorbet has filed with the Securities and Exchange Commission, Exsorbet has limited liquidity, which would currently not allow payment of the Company's note, and is considering various options to secure such funding, including a private placement of debt or equity. As of April 30, 1997 there has been no change in the status of this note.

        On December 20, 1996, the Company announced its intention to purchase up to 500,000 shares of the Company's common stock. As of April 30, 1997, the Company has bought back approximately 40,000 shares and expects to repurchase shares so long as they are trading below adjusted book value.

        On April 4, 1997, the Company formed an alliance with FPIC Insurance Group, Inc. and its subsidiary, Florida Physicians Insurance Company, Inc. ("FPIC") (NASDAQ:FPIC) in a plan to strengthen and expand its presence in the Texas market for medical professional liability insurance. Subject to approval by the Texas Department of Insurance, FPIC has purchased a 20% interest in the Company's subsidiary, APS Insurance Services, Inc. for two million dollars. FPIC also has an option to purchase an additional 35% within two years.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        11 Computation of Net Income Per Share at March 31, 1997 and 1996.

(b)     Current reports on Form 8-K.

        A report on Form 8-K was filed with the Securities and Exchange Commission on April 15, 1997 disclosing the Company's sale of 20% of its professional liability insurance subsidiary, APS Insurance Services, Inc.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      AMERICAN PHYSICIANS SERVICE GROUP, INC.




Date: May 7, 1997                  By:  /s/     William H. Hayes
                                        ----------------------------
                                        William H. Hayes, Vice President
                                           and Chief Financial Officer