Form 10-Q
period 1997-06-30
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 1997-08-14
CIK 724024

=====================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE PERIOD ENDED JUNE 30, 1997

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

                                NUMBER OF SHARES
                                 OUTSTANDING AT
     TITLE OF EACH CLASS                        July 31, 1997
     --------------------                      ----------------
Common Stock, $.10 par value                       4,124,195

============================================================================

                                     PART I

                              FINANCIAL INFORMATION

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

                                                     Three Months Ended             Six Months Ended
                                                           June 30,                        June 30,
                                                      1997          1996              1997          1996
                                                   ----------    ----------        ----------    ---------
REVENUES:

  Financial services                                 $1,718         1,822             3,759        4,152
  Real estate                                           168           169               350          338
  Investments and other                                  52           157               236          267
                                                   ----------    ----------        ----------    ---------
    Total revenues                                    1,937         2,148             4,344        4,757

EXPENSES:

  Financial service expense                           1,950         1,761             3,795        3,766
  Real estate                                           129           129               258          257
  General and administrative                            522          (174)              781           89
  Interest                                                2            13                 5           29
                                                   ----------    ----------        ----------    ---------
    Total expenses                                    2,603         1,728             4,839        4,140
                                                   ----------    ----------        ----------    ---------

Operating income/(loss)                                (666)          420              (495)         617

Equity in earnings of unconsolidated
  affiliate (Note 3)                                    580           (72)            1,041          328
                                                   ----------    ----------        ----------    ---------

   Earnings/(loss) from continuing
          operations before income taxes                (87)          348               546          945

Gain on sale of portion of subsidiary                 1,899             0             1,899            0

Income tax expense                                      622           108               847          291

Discontinued operations:
  Income/(loss) from discontinued operations
    net of income tax benefit of $21 and $(9),
    and $71 and $1 for the threeand six months
    in 1997 and 1996, respectively.                     (97)           18              (138)          (1)

  Loss on disposal of computer  software  segment,
    net of income tax benefit of $411 and $0
    and $411 and $0 for the three and six months
    in 1997 and 1996, respectively.                    (798)            0              (798)           0

                                                   ----------    ----------        ----------    ---------
NET EARNINGS                                            296           259               662          653
                                                   ==========    ==========        ==========    =========

See accompanying notes to consolidated financial statements

EARNINGS PER COMMON SHARE:

Primary                                               $0.07          0.06              0.16         0.15
                                                   ==========    ==========        ==========    =========
Fully Diluted                                         $0.07          0.06              0.16         0.15
                                                   ==========    ==========        ==========    =========

Primary weighted average shares outstanding           4,230         4,346             4,201        4,293
                                                   ==========    ==========        ==========    =========
Fully Diluted weighted average shares outstanding     4,270         4,360             4,259        4,353
                                                   ==========    ==========        ==========    =========






See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


(In thousands)

                                             June 30,              December 31,
                                               1997                   1996
                                           -------------          -------------
ASSETS

Current Assets:
  Cash and cash investments                      $4,997                  5,770
  Marketable securities (Note 2)                      3                     29
  Trading account securities                        551                    699
  Notes receivable - current                      3,545                  3,447
  Management fees and other receivables           3,105                    512
  Receivable from clearing broker                     0                    279
  Deferred income tax receivable                    392                    650
  Prepaid expenses and other                        358                    239
                                           -------------          -------------
      Total current assets                       12,951                 11,625



Notes receivable, less current portion               84                    179
Property and equipment                            1,919                  1,781
Investment in affiliates                          9,946                  8,905
Other assets                                      1,351                  1,226
                                           -------------          -------------

Total Assets                                    $26,251                 23,716
                                           =============          =============





See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

                                                June 30,            December 31,
                                                  1997                 1996
                                               -----------          -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current installments of obligations
    under capital leases                          $   ----                  542
  Accounts payable - trade                             345                  382
  Payable to clearing broker                            18                  ---
  Accrued compensation                                 201                  252
  Accrued expenses and other
     liabilities (Note 5)                            4,004                2,144
                                               -----------          -----------

      Total current liabilities                      4,568                3,320

Net deferred income tax liability                      629                  766
                                               -----------          -----------

      Total liabilities                              5,197                4,086

Shareholders' Equity:
  Preferred stock, $1.00 par value,
    1,000,000shares authorized                        ----                 ----
  Common stock, $0.10 par value, shares
    authorized 20,000,000; issued 4,124,165
    at 6/30/97 and 4,049,195 at 12/31/96               414                  405
  Additional paid-in capital                         5,384                4,614
  Unrealized holding losses                            (28)                 (11)
  Retained earnings                                 15,284               14,622
                                               -----------          -----------

      Total shareholders' equity                    21,054               19,630

Total Liabilities and Shareholders' Equity         $26,251               23,716
                                               ===========          ===========




See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)
                                                         Six Months Ended
                                                              June 30,
                                                       1997               1996
                                                  -----------        -----------
Cash flows from operating activities:
  Cash received from customers                        $3,561              5,513
  Cash paid to suppliers and employees                (3,145)            (5,033)
  Change in trading account securities                   148                465
  Change in receivable from clearing broker             (297)              (461)
  Interest paid                                           (5)               (29)
  Income taxes paid                                     (244)              (603)
  Interest, dividends and other investment
    proceeds                                              89                182
                                                  -----------        -----------
      Net cash provided by (used in) operating
        activities                                       108                 34

Cash flows from investing activities:
  Proceeds from the sale of marketable securities        ---              1,655
  Payments for purchase property and equipment          (236)               (85)
  Funds loaned to others                                 (30)               (65)
  Collection of notes receivable                          15                 49
  Other                                                   10                 62
                                                  -----------        -----------
    Net cash provided by (used in) investing
      activities                                        (241)             1,616

Cash flows from financing activities:
  Repayment of long term obligations                    (542)              (144)
  Purchase/retire treasury stock                        (317)               ---
  Exercise of stock options                              219                517
                                                  -----------        -----------
    Net cash provided by (used in) financing
      activities                                        (640)               373
                                                  -----------        -----------

Net change in cash and cash equivalents                ($773)             2,023
                                                  ===========        ===========

Cash and cash equivalents at beginning of period       5,770              6,798
                                                  -----------        -----------
Cash and cash equivalents at end of period            $4,997              8,821
                                                  ===========        ===========





See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In thousands)
                                                          Six Months Ended
                                                              June 30,
                                                         1997              1996
                                                      ---------        ---------
Reconciliation of net earnings to net cash from operating activities:

Net earnings                                             $662               653

Adjustments to reconcile net earnings to net cash from operating activities:

Depreciation and amortization                             180               175
Loss from discontinued operations                         210                13
Loss on disposal of discontinued operations             1,209               ---
Gain on sale of securities                                ---               (55)
Undistributed earnings of affiliate                    (1,041)             (328)
Change in federal income tax payable                      258              (596)
Provision for deferred tax asset                         (137)              284
Change in trading securities                              148               465
Change in receivable from clearing broker                (297)             (461)
Change in management fees & other receivables          (2,593)            1,005
Change in prepaids & other current assets                (119)                1
Change in other assets                                   (125)             (154)
Change in trade payables                                  (58)              (35)
Change in accrued expenses & other liabilities          1,811              (934)
                                                     ---------         ---------

   Net cash from operating activities                    $108                34
                                                     =========         =========


Summary of non-cash transactions:

At June 30, 1997, the Company recognized a gain on the sale of 20% of its professional liability insurance subsidiary. Since cash was not collected until July 2, 1997, the results of this transaction were to increase management fees and other receivables ($2,000,000), gain on sale of subsidiary ($1,899,000), and accrued expenses and other liabilities ($101,000).


See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)



1.  GENERAL

The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 1996 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of June 30, 1997 and the results of operations for the periods presented. These statements have not been audited or reviewed by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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

4.  EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATE

At June 30, 1997 the Company owned 15.9% (3,064,000 shares) of the outstanding common stock of Prime Medical Services, Inc. ("Prime"). The Company records its pro-rata share of Prime's results on the equity basis. Prime is in the business of providing lithotripsy services. The common stock of Prime is traded in the over-the-counter market under the symbol "PMSI". Prime is a Delaware corporation which is required to file annual, quarterly and other reports and documents with the Securities and Exchange Commission, which reports and documents contain financial and other information regarding Prime. Such reports and documents may be examined and copies may be obtained from the offices of the Securities and Exchange Commission.

In the Form 10-Q dated March 31, 1997, the Company combined the equity in earnings/losses of Prime and Syntera Technologies, Inc. ("Syntera"), a computer systems/software affiliate, into Equity in Earnings of Unconsolidated Affiliates. At May 15, 1997, Syntera and International Software Solutions, Inc. ("ISSI") agreed to terminate the Joint Development Agreement which they had entered into July 1, 1996. Also on this date the Company decided to discontinue product development and marketing efforts. Under the termination agreement, ISSI relinquished its 51% ownership interest in Syntera, making Syntera once again a wholly owned subsidiary of the Company. As such, Syntera is no longer considered an affiliate and therefore, results of its operations are no longer accounted for as equity in earnings of unconsolidated affiliates of the parent company, but rather, they are reported in discontinued operations.


 5.   ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consists of the following:

                                                   Jun                    Dec
                                                   1997                   1996
                                                   ----                   ----
Taxes payable-other                           $  47,000                 74,000
Commissions payable                              73,000                 18,000
Deferred income                               1,330,000                339,000
Health insurance and other claims payable        78,000                 87,000
Contractual/legal claims                      1,342,000              1,352,000
Vacation payable                                105,000                 77,000
Funds held for others                            40,000                 63,000
Syntera disposition costs                       917,000                    ---
Other                                            72,000                134,000
                                               --------                -------
                                             $4,004,000              2,144,000
                                              =========              =========

6.   DISCONTINUED OPERATIONS

At May 15, 1997, Syntera and ISSI agreed to terminate the Joint Development Agreement which they had entered into July 1, 1996. Also on this date the Company decided to discontinue product development and marketing efforts. Net assets/(liabilities) of the discontinued computer systems and software segment as of June 30, 1997 consisted of the following:


     Cash and cash investments                     71.3
     Trade accounts receivable                    231.9
     Other receivables                              2.8
     Prepaid and other current assets              53.4
     Fixed  assets, net of depreciation           144.0
     Intercompany receivables                     521.0
     Trade accounts payable                       (22.1)
     Accrued expenses                          (1,057.9)
     Deferred Income                              (20.0)
                                                --------
          Net liabilities                         (75.6)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

REVENUES

         Revenues from operations decreased $211,000 (9.8%) and $413,000 (8.7%) for the three and six month periods ended June 30, 1997, respectively, compared to the same periods in 1996. All segments recorded less revenue during the second quarter of 1997 compared to 1996. For the six months, financial services and investments and other decreased while real estate increased in 1997 compared to 1996.

         Financial services revenues decreased $104,000 (5.7%) and $393,000 (9.5%) for the three and six month periods ended June 30, 1997, respectively, compared to the same periods in 1996. The decrease in both periods of 1997 was due primarily to market value adjustments of securities held in the investment portfolio at the Company's broker/dealer subsidiary, APS Financial Corp. Barring further declines in the investment portfolio, revenues from broker/dealer operations should improve due to the Company's opening of a branch office in Houston, Texas on March 1, 1997. The new office currently employs fourteen brokers.
         Revenues from premium-based insurance management fees were down $85,000 (7.7%) and $117,000 (5.2%) for the three and six month periods ended June 30, 1997, respectively, compared to the same periods in 1996, due primarily to a lower number of insureds brought about by stiffer competition in the Texas professional liability insurance market which has resulted in lower premium rates. Rather than renew certain insureds at rates which would result in underwriting losses, the Company has elected not to renew these insureds, resulting in a decline in premium volume.

         Real estate revenues dropped $1,000 (0.9%) but increased $12,000 (3.4%) for the three and six month periods ended June 30, 1997, respectively, compared to the same periods in 1996. The decrease in revenue in the current quarter was due to reclassifying Syntera as a wholly owned subsidiary, whose lease income is now eliminated at consolidation. The six month increase in 1997 over 1996 was due to rising lease rates. Given the current economic good health of the Austin real estate market, it is reasonable to expect rental and occupancy rates to remain favorable throughout 1997.

         Investment and other income decreased $105,000 (66.9%) and $31,000 (11.8%) for the three and six month period ended June 30, 1997, respectively, compared to the same periods in 1996. The decrease in the current quarter was due to reduced interest income arising from a lower investable cash balance. Cash and cash investments was lower due to the purchase of Exsorbet Industries, Inc. common stock which subsequently was converted to a note receivable. (See
Item 5). The six month decrease in investment and other income was partially offset by a first quarter 1997 gain from the dissolution of an inactive insurance entity.

EXPENSES

         Total expenses increased $875,000 (50.6%) and $699,000 (16.7%) for the three and six month periods ended June 30, 1997, respectively, compared to the same periods in 1996. Financial services and general and administrative increased during the current three and six month periods compared to 1996 while real estate services stayed the same and interest expenses declined.

         Financial services expense increased $189,000 (10.7%) and $29,000 (0.8%) for the three and six month periods ended June 30, 1997, respectively, compared to the same periods in 1996. Expenses at the insurance management subsidiary increased $65,000 (10.7%) and $173,000 (9.9%) for the three and six month periods ended June 30, 1997, respectively, compared to the same periods in 1996 due primarily to personnel additions in the marketing department as well as annual merit increases.
         Partially offsetting these increases was lower costs incurred in broker/dealer operations. Legal fees were reduced as prior year claims were settled satisfactorily and no new suits required significant actual or accrued expenditures. Reduced general and administrative expenses within the broker/dealer subsidiary have also contributed to the decrease.

         General and administrative expense increased $696,000 and $692,000 (777.5%) for the three and six month periods ended June 30, 1997, respectively, compared to the same periods in 1996. The increase was due primarily to the fact that prior year expenses were down as a result of reversals of contractual/legal contingency accruals resulting from the Company prevailing in litigation. No such reversals occurred in 1997. In addition, expenses were incurred associated with a potential new physician practice startup. Prospects for this new venture are still uncertain but the Company is expected to continue to fund approximately $50,000 per month in salaries and general & administrative expense.

         Interest expense decreased $11,000 (85.2%) and $24,000 (83.0%) for the three and six month periods ended June 30, 1997, respectively, compared to the same periods in 1996. The decrease in both periods was due to the early payoff of the note payable for the office space owned by the Company.


EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES

         The Company's equity in earnings of Prime Medical Services, Inc. ("Prime") increased $652,000 and $713,000 (217.4%) for the three and six month periods ended June 30, 1997, respectively, compared to the same periods in 1996. Prior year earnings in the second quarter were adversely affected by two non-recurring write-offs: (1) costs associated with Prime's acquisition of Lithotripters, Inc.; and (2) costs associated with a secondary offering.

         As mentioned in Note 4 of the Notes to the Consolidated Financial Statements, the earnings of Syntera Technologies, Inc. are no longer accounted for as Equity in Unconsolidated Affiliates. Since the Company reacquired 100% ownership of Syntera on May 15, 1997, and simultaneously decided to cease product development and marketing efforts, results of operations of Syntera are now reported in Discontinued Operations.

GAIN ON SALE OF PORTION OF SUBSIDIARY

Effective June 30, 1997, the Company sold 20% of the shares of its medical professional liability insurance management subsidiary, APS Insurance Services, Inc. to Florida Physicians Insurance Company ("FPIC"). This strategic alliance was formed in an effort to strengthen and expand both company's presence in the Texas market for medical professional liability insurance. The gain from this sale represents the sales price of $2,000,000 less closing costs and the Company's basis in the stock sold.


LIQUIDITY AND CAPITAL RESOURCES

         Current assets exceeded current liabilities by $8,383,000 and $8,305,000 at June 30, 1997, and December 31, 1996, respectively. A large increase in current receivables resulting from the sale of 20% of APS Insurance Services, Inc. was chiefly offset by an increase in accrued liabilities resulting from the disposition of Syntera Technologies, Inc. In addition, cash was reduced by the purchase and retirement of approximately $245,000 of common stock of the Company.

         Capital  expenditures  through  the  period  ended  June 30,  1997 were
approximately   $236,000.   Total  capital   expenditures  are  expected  to  be
approximately $325,000 in 1997.

         Historically, the Company has maintained a strong working capital position and, has been able to satisfy its operational and capital expenditure requirements with cash generated from its operating and investing activities. These same sources of funds have also allowed the Company to pursue investment and expansion opportunities consistent with its growth plans. The ability of the Company to borrow against its investment in the common stock of Prime Medical (market value $33,136,000 at June 30, 1997) gives it significant additional liquidity.


ADOPTION OF ACCOUNTING STANDARDS

         The Financial Accounting Standards Board issued Statement of Accounting Standards No. 128, Earnings Per Share ("Statement 128") which replaces Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively. Statement 128 was issued to simplify the computation of EPS and to make the U.S. standard more compatible with the EPS standards of other countries and that of the International Accounting Standards Committee (IASC). Implementation of Statement 128 is scheduled to begin for fiscal years beginning after December 15, 1997. If the Company had applied Standard 128 for the quarter ended June 30, 1997, the rounded earnings per share calculations for both Basic EPS and Diluted EPS would have been the same as Primary EPS and Fully Diluted EPS, respectively.

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


Item 4. RESULTS OF VOTES OF SECURITY HOLDERS

         On June 19, 1997 the annual meeting of shareholders of American Physicians Service Group, Inc. was held in Austin, Texas. The names of the directors elected at the meeting along with number of votes for, against and withheld are as follows:

               Name                For            Against           Withheld
      -------------------       ---------       ----------         -----------
         Richard J. Clark        3,598,632         22,000              ---
         Jack Murphy             3,599,631         21,001              ---
         Robert L. Myer          3,598,632         22,000              ---
         William A. Searles      3,598,632         22,000              ---
         Kenneth S. Shifrin      3,599,632         21,000              ---

No other matters were voted upon at this meeting.


Item 5. OTHER INFORMATION

         On October 31, 1996, the Company invested $3,300,000 in common stock of Exsorbet Industries, Inc. ("Exsorbet") (NASDAQ:EXSO) with a put option. Exsorbet is a diversified environmental and technical services company. On November 26, 1996, the Company exercised its put in exchange for a note receivable from Exsorbet. The note is secured by the shares which were subject to the put plus all the stock and substantially all of the assets of a wholly-owned subsidiary of Exsorbet. According to documents which Exsorbet has filed with the Securities and Exchange Commission, Exsorbet has limited liquidity, which would currently not allow payment of the Company's note, and is considering various options to secure such funding, including a private placement of debt or equity. The Company does not expect such financing to be available by the October 1, 1997 due date and expects to renegotiate the terms of the note. As of July 31, 1997 there has been no change in the status of this note.

         On December 20, 1996, the Company announced its intention to purchase up to 500,000 shares of the Company's common stock. As of July 31, 1997, the Company has bought back approximately 51,000 shares and expects to repurchase shares so long as they are trading below adjusted book value.

         On April 4, 1997, the Company formed an alliance with FPIC Insurance Group, Inc. and its subsidiary, Florida Physicians Insurance Company, Inc. ("FPIC") (NASDAQ:FPIC) in a plan to strengthen and expand its presence in the Texas market for medical professional liability insurance. With the subsequent approval on June 30, 1997 by the Texas Department of Insurance, FPIC has purchased a 20% interest in the Company's subsidiary, APS Insurance Services, Inc. for two million dollars. FPIC also has an option to purchase an additional 35% within two years.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

         11 Computation of Net Income Per Share at June 30, 1997 and 1996.

(b)      CURRENT REPORTS ON FORM 8-K

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


                                     AMERICAN PHYSICIANS SERVICE GROUP, INC.




Date: August 14, 1997                 By:  /s/     William H. Hayes
                                      --------------------------------------
                                        William H. Hayes,  Vice President
                           and Chief Financial Officer