Form 10-Q
period 1997-09-30
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 1997-11-13
CIK 724024

=====================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE PERIOD ENDED SEPTEMBER 30, 1997

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

                                NUMBER OF SHARES
                                 OUTSTANDING AT
     TITLE OF EACH CLASS                        October 31, 1997
     --------------------                       ----------------
Common Stock, $.10 par value                       4,157,861

============================================================================

                                     PART I

                              FINANCIAL INFORMATION

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

                                                     Three Months Ended             Nine Months Ended
                                                        September 30,                  September 30,
                                                      1997          1996              1997          1996
                                                   ----------    ----------        ----------    ---------
REVENUES:

  Financial services                                 $2,875         1,786             6,633        5,938
  Real estate                                           178           189               527          527
  Investments and other                                  64           135               300          402
                                                   ----------    ----------        ----------    ---------
    Total revenues                                    3,116         2,110             7,460        6,867

EXPENSES:

  Financial service expense                           2,528         1,644             6,324        5,410
  Real estate                                           132           131               390          387
  General and administrative                            425           318             1,206          407
  Interest                                                7            13                12           42
                                                   ----------    ----------        ----------    ---------
    Total expenses                                    3,092         2,106             7,931        6,247
                                                   ----------    ----------        ----------    ---------

Operating income/(loss)                                  24             3              (471)         620

Equity in earnings of unconsolidated
  affiliate (Note 3)                                    718           640             1,759          968
                                                   ----------    ----------        ----------    ---------

   Earnings/(loss) from continuing
          operations before income taxes                742           643             1,288        1,588

Gain on sale of portion of subsidiary                     0             0             1,899            0

Income tax expense                                      251           248             1,097          539

Discontinued operations:
  Income/(loss) from discontinued operations
    net of income tax benefit of $0 and $4,
    and $71 and $5 for the three and nine months
    in 1997 and 1996, respectively.                       0            (8)             (138)          (9)

  Loss on disposal of computer software segment,
    net of income tax benefit of $0 and $0 and
    $411 and $0 for the three and nine months
    in 1997 and 1996, respectively.                       0             0              (798)           0

  Minority interest                                      (5)            0                (5)           0
                                                   ----------    ----------        ----------    ---------
NET EARNINGS                                            486           387             1,148        1,040
                                                   ==========    ==========        ==========    =========

See accompanying notes to consolidated financial statements

EARNINGS PER COMMON SHARE:

Primary                                               $0.11          0.09              0.27         0.24
                                                   ==========    ==========        ==========    =========
Fully Diluted                                         $0.11          0.09              0.26         0.24
                                                   ==========    ==========        ==========    =========

Primary weighted average shares outstanding           4,321         4,301             4,218        4,259
                                                   ==========    ==========        ==========    =========
Fully Diluted weighted average shares outstanding     4,384         4,311             4,348        4,329
                                                   ==========    ==========        ==========    =========






See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


(In thousands)

                                          September 30,             December 31,
                                               1997                    1996
                                           -------------          -------------
ASSETS

Current Assets:
  Cash and cash investments                      $8,572                  5,770
  Marketable securities (Note 2)                      0                     29
  Trading account securities                        791                    699
  Notes receivable - current                      3,447                  3,447
  Management fees and other receivables             425                    512
  Receivable from clearing broker                     0                    279
  Deferred income tax receivable                    808                    650
  Prepaid expenses and other                        421                    239
                                           -------------          -------------
      Total current assets                       14,464                 11,625



Notes receivable, less current portion              299                    179
Property and equipment                            1,882                  1,781
Investment in affiliates                         10,664                  8,905
Other assets                                        330                  1,226
                                           -------------          -------------

Total Assets                                    $27,639                 23,716
                                           =============          =============





See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

                                               September 30,        December 31,
                                                  1997                  1996
                                               -----------          -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current installments of obligations
    under capital leases                          $   ----                  542
  Accounts payable - trade                             380                  382
  Payable to clearing broker                           272                  ---
  Accrued compensation                                 263                  252
  Accrued expenses and other
     liabilities (Note 5)                            4,242                2,144
                                               -----------          -----------

      Total current liabilities                      5,157                3,320

Net deferred income tax liability                      842                  766
                                               -----------          -----------

      Total liabilities                              5,999                4,086

Minority interest                                        5                 ----

Shareholders' Equity:
  Preferred stock, $1.00 par value,
    1,000,000shares authorized                        ----                 ----
  Common stock, $0.10 par value, shares
    authorized 20,000,000; issued 4,157,865
    at 9/30/97 and 4,049,195 at 12/31/96               416                  405
  Additional paid-in capital                         5,449                4,614
  Unrealized holding losses                              0                 (11)
  Retained earnings                                 15,770               14,622
                                               -----------          -----------

      Total shareholders' equity                    21,635               19,630

Total Liabilities and Shareholders' Equity         $27,639               23,716
                                               ===========          ===========




See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)
                                                         Nine Months Ended
                                                            September 30,
                                                       1997               1996
                                                  -----------        -----------
Cash flows from operating activities:
  Cash received from customers                        $7,525              8,232
  Cash paid to suppliers and employees                (5,784)            (8,885)
  Change in trading account securities                   (92)               298
  Change in receivable from clearing broker             (551)               314
  Interest paid                                          (12)               (42)
  Income taxes paid                                     (574)              (610)
  Interest, dividends and other investment
    proceeds                                             164                403
                                                  -----------        -----------
      Net cash provided by (used in) operating
        activities                                       677               (290)

Cash flows from investing activities:
  Proceeds from the sale of marketable securities        ---              1,906
  Payments for purchase of marketable securities         ---             (3,331)
  Payments for purchase property and equipment          (292)              (121)
  Funds loaned to others                                (180)              (165)
  Proceeds from sale of insurance exchange             1,000                ---
  Proceeds from sale of 20% Insur Serv                 2,000                ---
  Collection of notes receivable                          41                 49
  Other                                                    4                (61)
                                                  -----------        -----------
    Net cash provided by (used in) investing
      activities                                       2,573              1,723

Cash flows from financing activities:
  Repayment of long term obligations                    (542)              (250)
  Purchase/retire treasury stock                        (324)              (335)
  Exercise of stock options                              418                704
                                                  -----------        -----------
    Net cash provided by (used in) financing
      activities                                        (448)               119
                                                  -----------        -----------

Net change in cash and cash equivalents               $2,802             (1,894)
                                                  ===========        ===========

Cash and cash equivalents at beginning of period       5,770              6,798
                                                  -----------        -----------
Cash and cash equivalents at end of period            $8,572              4,904
                                                  ===========        ===========





See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In thousands)
                                                          Nine Months Ended
                                                            September 30,
                                                         1997              1996
                                                      ---------        ---------
Reconciliation of net earnings to net cash from operating activities:

Net earnings                                           $1,148             1,040

Adjustments to reconcile net earnings to net cash from operating activities:

Depreciation and amortization                             275               249
Loss from discontinued operations                         210                 9
Loss on disposal of discontinued operations             1,209               ---
Gain on sale of securities                                ---               (78)
Undistributed earnings of affiliate                    (1,759)             (968)
Change in federal income tax payable                     (158)             (826)
Gain on sale of 20% Insurance Services                 (1,899)              ---
Gain on sale of insurance exchange                       (133)              ---
Minority interest in consolidated earnings                 (5)              ---
Change in unrealized holding loss                          11               ---
Provision for deferred tax asset                           76               751
Change in trading securities                              (92)              298
Change in receivable from clearing broker                (551)              314
Change in management fees & other receivables             321               255
Change in prepaids & other current assets                (182)              (35)
Change in other assets                                  1,158               329
Change in trade payables                                   (2)               97
Change in accrued expenses & other liabilities          1,050            (1,724)
                                                     ---------         ---------

   Net cash from operating activities                    $677              (290)
                                                     =========         =========



See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)



1.  GENERAL

The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 1996 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of September 30, 1997 and the results of operations for the periods presented. These statements have not been audited or reviewed by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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

4.  EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATE

At September 30, 1997 the Company owned 15.9% (3,064,000 shares) of the outstanding common stock of Prime Medical Services, Inc. ("Prime"). The Company records its pro-rata share of Prime's results on the equity basis. Prime is in the business of providing lithotripsy services. The common stock of Prime is traded in the over-the-counter market under the symbol "PMSI". Prime is a Delaware corporation which is required to file annual, quarterly and other reports and documents with the Securities and Exchange Commission, which reports and documents contain financial and other information regarding Prime. Such reports and documents may be examined and copies may be obtained from the offices of the Securities and Exchange Commission.

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


5.    ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consists of the following:

                                                              Sep            Dec
                                                             1997           1996
                                                       ----------     ----------
Taxes payable-other ..............................     $   70,000         74,000
Commissions payable ..............................        336,000         18,000
Deferred income ..................................      1,180,000        339,000
Health insurance and other
  claims payable .................................         60,000         87,000
Contractual/legal claims .........................      1,353,000      1,352,000
Vacation payable .................................        104,000         77,000
Funds held for others ............................         50,000         63,000
Syntera  disposition costs .......................      1,058,000              0
Other ............................................         31,000        134,000
                                                       ----------     ----------
                                                       $4,242,000      2,144,000
                                                       ==========     ==========

6.   DISCONTINUED OPERATIONS

At May 15, 1997, Syntera and ISSI agreed to terminate the Joint Development Agreement which they had entered into July 1, 1996. Also on this date the Company decided to discontinue product development and marketing efforts. Net assets/(liabilities) of the discontinued computer systems and software segment as of September 30, 1997 consisted of the following:


Cash and cash investments ..................................        $     16.0
Trade accounts receivable ..................................             242.8
Other receivables ..........................................               2.7
Prepaid and other current assets ...........................              69.7
Fixed assets, net of depreciation ..........................             123.8
Intercompany receivables ...................................             609.7
Trade accounts payable .....................................             (26.7)
Accrued expenses ...........................................          (1,113.7)
                                                                      --------
   Net liabilities .........................................        $    (75.7)
                                                                      ========

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS

REVENUES

Revenues from operations increased $1,007,000 (47.7%) and $594,000 (8.7%) for the three and nine month periods ended September 30, 1997, respectively, compared to the same periods in 1996. For the current three month period, financial services and real estate revenues increased while investments and other decreased compared to the same period in 1996. For the current nine months, financial services revenues increased, real estate revenues remained the same and investments and other revenues decreased compared to the same period in 1996.

Financial services revenues increased $1,085,000 (60.8%) and $696,000 (11.7%) for the three and nine month periods ended September 30, 1997, respectively, compared to the same periods in 1996. The increase in both periods of 1997 was due primarily to greater commission income at the Company's broker/dealer subsidiary, APS Financial Corp. The higher commission income is primarily the result of a greater number of experienced brokers, most of whom joined the Company through the opening of a branch office in Houston, Texas on March 1, 1997. The Houston office currently employs seventeen brokers.
         Revenues from premium-based insurance management fees were down $41,000 (3.9%) and $158,000 (4.8%) for the three and nine month periods ended September 30, 1997, respectively, compared to the same periods in 1996, due primarily to a lower number of insureds brought about by stiffer competition in the Texas professional liability insurance market which has resulted in lower premium rates. Rather than renew certain insureds at rates which would result in underwriting losses, the Company has elected not to renew these insureds, resulting in a decline in premium volume.

Real estate revenues rose $9,000 (8.8%) for the current year three month period and remained the same for the nine month period ended September 30, 1997 compared to the same periods in 1996. The three month increase in 1997 over 1996 was due to rising lease rates. These rising lease rates were offset in the nine month period due to a reclassification of Syntera Technologies, Inc. as a wholly owned subsidiary, whose lease income is now eliminated at consolidation. Given the current economic good health of the Austin real estate market, it is reasonable to expect rental and occupancy rates to remain favorable throughout 1997.

Investment and other income decreased $91,000 (78.8%) and $103,000 (25.5%) for the three and nine month periods ended September 30, 1997, respectively, compared to the same periods in 1996. The decrease in the current quarter was primarily due to reduced interest income arising from a lower investable cash balance. Cash and cash investments was lower due to the purchase of Exsorbet Industries, Inc. common stock which subsequently was converted to a note receivable. (See Item 5).

The nine month decrease in investment and other income was partially offset by a first quarter 1997 gain from the dissolution of an inactive insurance entity.

EXPENSES

Total operating expenses increased $992,000 (47.4%) and $1,715,000 (27.6%) for the three and nine month periods ended September 30, 1997, respectively, compared to the same periods in 1996. All segments recorded an increase in expenses in both the three and nine month periods of 1997 compared to the same periods in 1996.

Financial services expense increased $885,000 (53.8%) and $914,000 (16.9%) for the three and nine month periods ended September 30, 1997, respectively, compared to the same periods in 1996. The primary reason for the increase is higher commission expense resulting from the increase in commission revenue at the Company's broker/dealer subsidiary, APS Financial. In addition, general and administrative costs at APS Financial increased in the current quarter as a result of opening the Houston branch office. Year-to-date expenses in 1997 are not dramatically higher than the prior year due to lower legal fees resulting from satisfactory settlements on prior year claims and lower general and administrative fees at the Austin office, a result of cost cutting measures.
         Expenses at the insurance management subsidiary increased $88,000 (10.0%) and $261,000 (9.9%) for the three and nine month periods ended September 30, 1997, respectively, compared to the same periods in 1996 due primarily to a change in the managing general agency contract whereby certain agents' commissions are recorded at gross in both revenues and expenses rather than netted against one another as was recorded in prior years. In addition, personnel additions in the marketing department increased expenses in the current year.

General and administrative expense increased $105,000 (33.0%) and $787,000 (196.0%) for the three and nine month periods ended September 30, 1997, respectively, compared to the same periods in 1996. The increase in the current nine month period was due primarily to the fact that prior year expenses were down as a result of reversals of contractual/legal contingency accruals resulting from the Company prevailing in litigation. No such reversals occurred in 1997. In addition, development expenses were incurred in both current year periods associated with a new physician practice management company. These new costs, primarily personnel related, totaled $127,000 and $326,000 for the three and nine month periods ended September 30, 1997, respectively.

Interest expense decreased $6,000 (46.2%) and $30,000 (71.0%) for the three and nine month periods ended September 30, 1997, respectively, compared to the same periods in 1996. The decrease in both periods in 1997 was due to the early payoff of the note payable for the office space owned by the Company.

Equity in Earnings of Unconsolidated Affiliates

The Company's equity in earnings of Prime Medical Services, Inc. ("Prime") increased $78,000 (12.2%) and $791,000 (81.7%) for the three and nine month periods ended September 30, 1997, respectively, compared to the same periods in 1996.

Prior year earnings were adversely affected by two non-recurring write-offs in the second quarter: (1) financing costs associated with Prime's acquisition of Lithotripters, Inc.; and (2) costs associated with a secondary offering. The current quarter increase was due to growth in Prime's lithotripsy operations.

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


GAIN ON SALE OF PORTION OF SUBSIDIARY

Effective June 30, 1997, the Company sold twenty percent of the stock of its medical professional liability insurance management subsidiary, APS Insurance Services, Inc. ("Insurance Services") to Florida Physicians Insurance Company
("FPIC"). This strategic alliance was formed in an effort to strengthen and expand both companies' presence in the Texas market for medical professional liability insurance. The gain from this sale represents the sales price of $2,000,000 less closing costs and the Company's basis in the stock sold.


MINORITY INTEREST

As a result of the abovementioned sale of a portion of Insurance Services, the Company now records twenty percent of the after-tax profit or loss of Insurance Services as minority interest on the condensed consolidated statement of operations as well as the condensed consolidated balance sheet.


LIQUIDITY AND CAPITAL RESOURCES

Current assets exceeded current liabilities by $9,105,000 and $8,305,000 at September 30, 1997, and December 31, 1996, respectively. The increase was primarily the result of cash received ($1,000,000) after shutting down an insurance exchange earlier in the year. This exchange had been recorded as a long-term asset.

Capital   expenditures   through  the  period  ended  September  30,  1997  were
approximately   $292,000.   Total  capital   expenditures  are  expected  to  be
approximately $325,000 in 1997.

Historically, the Company has maintained a strong working capital position and, has been able to satisfy its operational and capital expenditure requirements with cash generated from its operating and investing activities. These same sources of funds have also allowed the Company to pursue investment and expansion opportunities consistent with its growth plans. The ability of the Company to borrow against its investment in the common stock of Prime Medical (market value $42,903,000 at September 30, 1997) gives it significant additional liquidity.


ADOPTION OF ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued Statement of Accounting Standards No. 128, Earnings Per Share ("Statement 128") which replaces Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively. Statement 128 was issued to simplify the computation of EPS and to make the U.S. standard more compatible with the EPS standards of other countries and that of the International Accounting Standards Committee (IASC). Implementation of Statement 128 is scheduled to begin for fiscal years beginning after December 15, 1997. If the Company had applied Standard 128 for the quarter ended September 30, 1997, the rounded earnings per share calculations for both Basic EPS and Diluted EPS would have been the same as Primary EPS and Fully Diluted EPS, respectively.

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


Item 5. OTHER INFORMATION

On October 31, 1996, the Company invested $3,300,000 in common stock of Exsorbet Industries, Inc. ("Exsorbet") (NASDAQ:EXSO) with a put option. Exsorbet is a diversified environmental and technical services company. On November 26, 1996, the Company exercised its put in exchange for a note receivable from Exsorbet. The note is secured by the shares that were subject to the put plus all the stock and substantially all of the assets of a wholly owned subsidiary of Exsorbet. According to documents which Exsorbet has filed with the Securities and Exchange Commission, Exsorbet has limited liquidity, which has not allowed payment of the Company's note. Exsorbet has sought but has not been able to procure additional financing.
On November 13, 1997, the Company announced that it has reached an agreement with Consolidated Eco-Systems, Inc. ("Consolidated ECO", formerly Exsorbet) to restructure the terms of the $3,300,000 note due October 1, 1997. In exchange for additional collateral and certain covenants, APS has agreed to roll all interest due into the note and has extended the terms of the note for two years. Repayment terms are geared to track Consolidated ECO's improving cash flow and will include payments of $40,000 from January 1, 1998 through September 30, 1998, at which time payments become $85,000. The remaining note balance is due October 1, 1999. No interest has been accrued on this note and, consequently, there will be no income effect from converting the interest to additional debt.

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

During the third quarter of 1997, the Company formed a physician practice management company. The company, APS Practice Management, Inc., will specialize in the management of OB/GYN practices. The Company capitalized the new practice management company with $5 million from cash on-hand. The initial asset acquisitions and management contracts will be completed in the fourth quarter, 1997.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         11 Computation of Net Income Per Share at September 30, 1997 and 1996.

(b)      CURRENT REPORTS ON FORM 8-K.

                  No current reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     AMERICAN PHYSICIANS SERVICE GROUP, INC.




Date: November 13, 1997               By:  /s/     William H. Hayes
                                      --------------------------------------
                                        William H. Hayes, Vice President
                                          and Chief Financial Officer