Form 10-K
period 1997-12-31
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 1998-03-31
CIK 724024

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K
            MARK ONE:
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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
                   None                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g)OF THE ACT:
                          Common Stock, $.10 Par Value
                                (Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d ) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K _____

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.
          Aggregate Market Value at March 18, 1998: $30,121,524

Indicate the number of shares outstanding of each of the registrant's class of common stock, as of the latest practicable date.

                                               NUMBER OF SHARES
                                                OUTSTANDING AT
     TITLE OF EACH CLASS                        MARCH 18, 1998
     --------------------                      ----------------
Common Stock, $.10 par value                      4,154,693
                       DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the Registrant's definitive proxy material for the 1997 annual meeting of shareholders are incorporated by reference into Part III of the Form 10-K. In addition, Item14(a) of Prime Medical Services, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997 is incorporated by reference.
============================================================================

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.

                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                     PART I

ITEM 1.           BUSINESS

General

         American Physicians Service Group, Inc. (the "Company"), through its subsidiaries, provides financial services that include management services to malpractice insurance companies, and brokerage and investment services to individuals and institutions. The Company also owns space in the office building which serves as its headquarters. Through its real estate subsidiary it leases space that is surplus to its needs.

         The Company owns 3,064,000 shares of common stock of Prime Medical Services, Inc. ("Prime Medical"), representing at March 15, 1998 approximately 16% of the outstanding shares of common stock of Prime Medical. Two of Prime Medical's eight directors are members of the Company's five member board of directors. The Company records its pro-rata share of Prime Medical's results on the equity basis. Prime Medical is the largest provider of lithotripsy services in the United States, currently servicing over 450 hospitals and surgery centers in 34 states. Lithotripsy is a non-invasive method of treating kidney stones through the use of shock waves. The common stock of Prime Medical is traded on the NASDAQ National Market under the symbol "PMSI." Prime Medical is a Delaware corporation which is required to file annual, quarterly and other reports and documents with the Securities and Exchange Commission (the "SEC"), which reports and documents contain financial and other information regarding Prime Medical. The summary information regarding Prime Medical contained herein is qualified in its entirety by reference to such reports and documents. Such reports and documents may be examined and copies may be obtained from the offices of the SEC.

         On October 1, 1997, the Company formed APS Practice Management, Inc., later renamed Syntera HealthCare Corporation ("Syntera") with an initial ownership of 85%. Syntera specializes in the management of OB/GYN and related medical practices. In a typical transaction, Syntera acquires the non-medical assets of a physician's practice, signs a long-term management contract with the physician to provide the majority of the non-medical requirements of the practice, such as non-professional personnel, office space, billing and collection, and other day-to-day non-medical operating functions. In turn, Syntera is paid a variable management fee that rewards the efficient operation and the expansion of the practice. Medical services are not provided by Syntera. The Company expects its ownership interest in Syntera (currently 74%) to be reduced to a minority level as Syntera exchanges its stock for assets of additional physician practices. Due to the short time frame anticipated for this change in ownership to occur, the Company has accounted for its ownership in Syntera on the equity basis in 1997.

         On October 31, 1996, the Company invested $3,300,000 in the common stock of Consolidated Eco-Systems, Inc. (formerly Exsorbet Industries, Inc.) ("Con-Eco") (NASDAQ:EXSO) with a put option. Con-Eco is a diversified environmental and technical services company. On November 26, 1996, the Company exercised its put in exchange for a promissory note from Con-Eco. The promissory note was secured by the shares which were subject to the put plus all of the stock and substantially all of the assets of a wholly-owned subsidiary of Con-Eco and the guarantees of all operating subsidiaries of Con-Eco. The Company renegotiated the debt with Con-Eco in November, 1997. In connection with the renegotiation, the Company extended the debt for two years and refinanced unpaid accrued interest, resulting in a new promissory note for $3,788,000. No interest income has been recognized by the Company. Con-Eco provided additional collateral to the Company in the form of stock of two additional subsidiaries, and a second lien on all assets of one of these subsidiaries. Payments under the new note were scheduled to begin on January 1, but were delayed until March, 1998 with the Company's consent. The March 1998 payment has been received; however, is anticipated that Con-Eco will be required to sell certain assets in order to meet its obligations to the Company. The Company has declared Con-Eco in default for failure to comply with certain non-payment obligations, but believes its collateral position is sufficient to allow ultimate repayment of the debt.

         The Company was organized in October 1974 under the laws of the State of Texas. The Company maintains its principal executive office at 1301 Capital of Texas Highway, Suite C-300, Austin, Texas 78746, and its telephone number is
(512) 328-0888. Unless the context otherwise requires, all references herein to the "Company" shall mean American Physicians Service Group, Inc. and its subsidiaries (other than affiliates Prime Medical and Syntera).

         The Company, through its wholly owned subsidiary, APS Systems, Inc. ("APS Systems"), had previously developed software and marketed it to medical clinics and medical schools. This business segment became unprofitable in 1996. A joint venture with a software developer was formed in 1996 with a plan to develop new products, but was discontinued in 1997 when it was determined that the high cost of developing competitive products precluded an adequate return on investment. Subsequently, the Company ceased marketing the software and reduced the scope of APS Systems' operations to a level adequate to service existing clients through the terms of their contracts. The Company has assumed that all clients will have migrated to other software products by the end of 1999 and has reflected the expected financial impact of discontinuing this segment on that date in the current financial statements.

         The Company had previously published Spanish language buying guides of U.S. businesses for distribution in Mexico. This business segment had been unprofitable and, in 1995 substantially all of the assets of this business were sold. There was no material financial impact on the Company.

FINANCIAL SERVICES

         The Company's financial services consist of management services to medical malpractice insurance companies by APS Insurance Services, Inc., an 80% owned subsidiary of the Company ("Insurance Services"), and brokerage and investment services primarily to institutional and high net worth individuals performed by APS Financial Corporation, a wholly-owned subsidiary of the Company ("APS Financial").

         MANAGEMENT SERVICES TO MEDICAL MALPRACTICE INSURANCE COMPANIES

         Insurance Services, through its wholly-owned subsidiaries APS Facilities Management, Inc. ("FMI") and American Physicians Insurance Agency, Inc. ("Agency"), provides management services to medical malpractice insurance companies. The primary insurance company client, American Physicians Insurance Exchange ("APIE") is a reciprocal insurance exchange. A reciprocal insurance exchange is an organization which sells insurance only to its subscribers, who pay, in addition to their annual insurance premiums, a contribution to the exchange's surplus. Such exchanges generally have no paid employees but instead enter into a contract with an "attorney-in-fact", that provides all management and administrative services for the exchange. As the attorney-in-fact for APIE, FMI receives a percentage of the earned premiums of APIE, as well as a portion of APIE's profit. The amount of these premiums can be adversely affected by competition. Substantial underwriting losses, which might result in a curtailment or cessation of operations by APIE, would also adversely affect FMI's revenue. To limit possible underwriting losses, APIE currently reinsures its risk in excess of $250,000 per medical incident. APIE offers medical professional liability insurance for doctors in Texas and Arkansas. FMI's assets are not subject to any insurance claims by policyholders of APIE.

         FMI organized APIE and has been its exclusive manager since its inception in 1975. The management agreement between FMI and APIE basically provides for full management by FMI of the affairs of APIE under the direction of APIE's physician Board of Directors. Subject to the direction of this Board, FMI sells and issues policies, investigates, settles and defends claims, and otherwise manages APIE's affairs. In consideration for performing its services, FMI receives a percentage fee based on APIE's earned premiums (before payment of reinsurance premiums), as well as a portion of APIE's profit. FMI pays all salaries and personnel related expenses, rent and office operations costs, data processing costs and many other operating expenses of APIE. APIE is responsible for the payment of all claims, claims expenses, peer review expenses, directors' fees and expenses, legal, actuarial and auditing expenses, its taxes and certain other specific expenses. Under the management agreement, FMI's authority to act as manager of APIE is automatically renewed each year unless a majority of the subscribers to APIE elect to terminate the management agreement by reason of an adjudication that FMI has been grossly negligent, has acted in bad faith or with fraudulent intent or has committed willful misfeasance in its management activities.

         During 1997, 1996 and 1995 approximately 48%, 57% and 35%, respectively, of the Company's revenues from continuing operations, and substantially all of Insurance Services' revenues were received pursuant to the agreement with APIE discussed above. Termination of the agreement with APIE would have a material adverse effect on the Company.

         During 1997, FPIC Insurance Group, Inc. ("FPIC"), purchased a 20% interest in Insurance Services from the Company. In conjunction with that purchase, FPIC's subsidiary, Florida Physicians Insurance Company, Inc. ("Florida Physicians"), entered into agreements with Agency and APIE granting Agency the exclusive right to market Florida Physician's policies in Texas. Agency has sales, marketing, underwriting and claims handling authority for Florida Physicians in Texas and receives commissions for such services. Florida Physicians also entered into a reinsurance agreement with APIE in which APIE reinsures substantially all of Florida Physicians' risk in Texas under medical professional liability policies issued or renewed by Florida Physicians on behalf of Texas health care providers after March 27, 1997. The Company has also granted FPIC an option, exercisable at any time during 1999, to purchase an additional 35% interest in Insurance Services from the Company at a price based on the average net earnings of Insurance Services for 1997 and 1998.

         APIE is authorized to do business in the states of Texas and Arkansas. Florida Physicians is a stock company licensed in several states. Both companies specialize in writing medical professional liability insurance for health care providers. The insurance written in Texas is primarily through purchasing groups and is not subject to certain rate and policy form regulations issued by the Texas Department of Insurance. Applicants for insurance coverage are reviewed based on the nature of their practices, prior claims records and other underwriting criteria. APIE is the third largest medical professional liability insurance company in the State of Texas and is one of the largest in the State of Arkansas. APIE is the only insurance company based in Texas that is wholly-owned by its subscriber physicians.

         Florida Physicians is one of the larger physician insurers in the country, insuring over 5,000 physicians nationwide. Florida Physicians is rated A- (Excellent) by AM Best.

         Generally, medical professional liability insurance is offered on either a "claims made" basis or an "occurrence" basis. "Claims made" policies insure physicians only against claims actually made during the period covered by the policy. "Occurrence" policies insure physicians against claims based on occurrences during the policy period regardless of when the claim is actually made. APIE and Florida Physicians offer only a "claims made" policy in Texas and Arkansas, but provide for an extended reporting option upon termination. APIE and Florida Physicians reinsure 100% of all Texas and Arkansas coverage per medical incident between $250,000 and $1,000,000, primarily through certain domestic and international insurance companies.

         The following table presents selected financial and other data for APIE. The management agreement with FMI obligates APIE to pay management fees to FMI based on APIE's earned premiums before payment of reinsurance premiums. The fee percentage is 13.5% with the provision that any profits of APIE will be shared equally with FMI so long as the total reimbursement (fees and profit sharing) do not exceed a cap based on premium levels. No profit sharing fee was received in 1993. In 1997, 1996, 1995, and 1994, management fees attributable to profit sharing were $1,961,000, $1,191,000, $700,000, and $1,107,000, respectively.


                                                 Years Ended December 31,
                                  1997           1996              1995                 1994              1993
                                 ------         ------            ------                ----             -----
(thousands, except for
number of insureds)
Earned premiums before
  reinsurance premiums......     $25,899         $28,754           $30,857              $30,261          $29,205
Total assets................      81,594          90,193           101,251               98,302           94,019
Total surplus...............      11,854          10,017             9,402                9,315            9,196
Management fees and
  commissions to FMI and
  Agency ...................       5,854  (4)      5,281  (4)        5,010  (4)           4,703   (2)      3,790   (1)
Number of  insureds.........       2,629  (3)      3,019             3,226                3,216   (3)      3,575

----------------


         (1)      Gross fee of $3,942 less tax refund of $152 attributable to
                    APIE's association with FMI.

         (2)      Gross fee of $5,193 less tax credit of $490 attributable to
                    APIE's association with FMI.

         (3) The decrease was the result of APIE's decision to raise premiums on certain unprofitable specialties. Included in the totals are doctors for which APIE provides reinsurance through a relationship with another malpractice insurance company.

         (4)      Includes  commissions of $1,214,  $860 and $676 in 1997,  1996 and 1995, respectively, from Florida Physicians and other carriers directly related to APIE's controlled business.

         BROKERAGE AND INVESTMENT SERVICES

         APS Financial, a fully licensed broker/dealer, provides brokerage and investment services primarily to institutional and high net worth individual clients. APS Financial also provides complete portfolio accounting, analysis, and management services, to insurance companies, banks, and public funds.

         APS Financial's employees have extensive investment expertise and knowledge. APS Financial is a member of the National Association of Securities Dealers, Inc. ("NASD"), the Securities Investor Protection Corporation ("SIPC"), the Securities Industry Association, and, in addition, is licensed in 44 states.

         Commissions are charged on both exchange and over-the-counter ("OTC") transactions generally in accordance with industry practice. When OTC transactions are executed by APS Financial as a dealer, APS Financial receives, in lieu of commissions, mark-ups or mark-downs.

         Every registered broker-dealer doing business with the public is subject to stringent rules with respect to net capital requirements promulgated by the SEC. These rules, which are designed to measure the financial soundness and liquidity of broker-dealers, specify minimum net capital requirements. Since the Company is not itself a registered broker-dealer, it is not subject to these rules. However, APS Financial is subject to these rules. Compliance with applicable net capital requirements could limit operations of APS Financial such as trading activities that require the use of significant amounts of capital. A significant operating loss or an extraordinary charge against net capital could adversely affect the ability of APS Financial to expand or even maintain its present levels of business. At December 31, 1997, APS Financial was in compliance with all net capital requirements.

         APS Financial clears and executes its transactions through Southwest Securities, Inc. ("Southwest") on a fully disclosed basis. Southwest also processes orders and floor reports, matches trades, transmits execution reports to APS Financial and records all data pertinent to trades. APS Financial pays Southwest a fee based on the number and type of transactions performed by Southwest.

REAL ESTATE

         APS Realty, Inc., a wholly-owned subsidiary of the Company ("APS Realty"), owns condominium space in an office project located in Austin, Texas. APS Realty leases approximately 58% of this space to the Company, its subsidiaries and Prime Medical. The remainder is leased to unaffiliated parties.

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

         APS Financial is subject to extensive regulation under both federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally the NASD and the national securities exchanges. These self-regulatory organizations adopt rules (subject to approval by the SEC) which govern the industry and conduct periodic examinations of member broker-dealers. APS Financial is also subject to regulation by state and District of Columbia securities commissions.

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

         APS Financial, as a registered broker-dealer and NASD member organization, is required by federal law to belong to the SIPC. When the SIPC fund falls below a certain minimum amount (as it did in 1995), members are required to pay annual assessments in varying amounts not to exceed .5% of their adjusted gross revenues to restore the fund. This assessment amounted to approximately $7,300 in 1995. The SIPC fund provides protection for customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances.

EMPLOYEES

         At March 1, 1998, the Company employed, on a full time basis, approximately 128 persons, including 52 by Insurance Services, 45 by APS Financial, 18 by APS Systems and 13 directly by the Company. The Company considers its employee relations to be good. None of the Company's employees is represented by a labor union and the Company has experienced no work stoppages.

ITEM 2.           PROPERTIES

         APS Realty owns approximately 53,000 square feet of condominium space in an office project in Austin, Texas. The Company, its subsidiaries and Prime Medical use approximately 31,000 square feet of this space as their principal executive offices, and APS Realty leases the remainder to third parties. The area available for lease to third parties is fully occupied as of March 20, 1998.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's annual meeting was held June 19, 1997. The sole agenda item was the election of directors. Results of the election follow:

Nominee                     For         Against     Abstain      Broker Non-Vote

Richard Clark            3,598,632       22,000        --               --
Jack Murphy              3,599,631       22,001        --               --
Robert L. Myer           3,598,632       22,000        --               --
William A. Searles       3,598,632       22,000        --               --
Kenneth S. Shifrin       3,598,632       22,000        --               --


                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         The following table represents the high and low prices of the Company's common stock in the over-the-counter market as reported by the National Association of Securities Dealers, Inc., Automated Quotations System for years ended December 31, 1997 and 1996. On March 1, 1998, the Company had approximately 500 holders of record of its common stock.

                                               1997                1996
                                        -----------------   ------------------
                                        High        Low      High         Low

         First Quarter                $7 5/8       $6 3/8    $10 1/8     $5 1/4
         Second Quarter                6 7/8        4 3/4     12 7/8      8
         Third Quarter                 8 7/8        5 7/8     10          5 7/8
         Fourth Quarter                8            6          7 3/8      5 5/8

The Company has not declared any cash dividends on its common stock during the last two years and has no present intention of paying any cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide funds for the growth of the Company. The declaration and payment of dividends in the future will be determined by the Board of Directors based upon the Company's earnings, financial condition, capital requirements and such other factors as the Board of Directors may deem relevant.

ITEM 6.           SELECTED FINANCIAL DATA


                                              SELECTED FINANCIAL DATA
(In thousands, except per share data)
                                                                                 For the Year Ended or At December 31,
                                                     1997         1996             1995         1994       1993
                                                     ----         ----            ------      --------    -----
Selected income statement data:

  Revenues                                           $13,065       10,437         16,124      12,333         12,541

  Earnings from continuing operations before
  income taxes, minority interests and accounting
  changes                                            $ 5,984        3,006          3,007       1,784          1,471


  Net earnings                                       $ 2,538        1,924          2,024       1,254          1,086

  Per share amounts - diluted:

  Net earnings                                       $  .59           .46            .53         .36            .31

  Diluted weighted average
  shares outstanding                                   4,241        4,219          3,798       3,488          3,549

  Selected balance sheet data:

  Total assets                                       $29,401       24,468         23,740      19,918         18,326

  Long-term obligations                              $    --           --            574         878          1,215

  Total liabilities                                  $ 6,122        4,086          6,146       4,927          4,562

  Minority interests                                 $   175           --             --          --             76

  Total equity                                       $23,104       20,382         17,594      14,991         13,688

  Book value per share                                $ 5.59         5.03           4.80        4.47           4.15

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

FORWARD-LOOKING STATEMENTS

The statements contained in this Report on Form 10-K that are not purely historical are forward- looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Readers should not place undue reliance on forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. In addition to any risks and uncertainties specifically identified in the text surrounding such forward-looking statements, the reader should consult the Company's reports on Forms 10-Q and other filings under the Securities Act of 1933 and the Securities Exchange Act of 1934, for factors that could cause actual results to differ materially from those presented.

The forward-looking statements included herein are necessarily based on various assumptions and estimates and are inherently subject to various risks and uncertainties, including risks and uncertainties relating to the possible invalidity of the underlying assumptions and estimates and possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including customers, suppliers, business partners and competitors and legislative, judicial and other governmental authorities and officials. Assumptions relating to the foregoing involve judgements with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Any such assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Report on Form 10-K will prove to be accurate.

RESULTS OF OPERATIONS

1997 COMPARED TO 1996

Revenues from continuing operations increased 25% in 1997 compared to 1996. Net income increased 32% and diluted earnings per share increased 28%. The reasons for these changes are described below.

Financial Services

     Financial services revenues increased 30% in 1997 compared to 1996. Insurance management operations were up by 6% as a result of a higher contingent fee, which was based on improved profits at the managed insurance company. Broker dealer revenues increased 73%.

Approximately 71% of the increase was attributable to expanding the sales force with the opening of an additional office location. The balance of the increase was primarily a result of lower interest rates creating more activity in the bond market.

     Financial services expenses increased 12% from 1996. The increase reflects increased sales and expanded office operations at the broker/dealer with the resultant higher commissions and payroll expense. Better control of legal costs and a lower allocation of corporate overhead partially offset the increases. Insurance mangement expenses decreased 9%, again in the areas of legal and professional fees and allocated corporate overhead.

     Results in this segment can vary from year to year. Insurance management has a provision in its contract whereby it receives a portion of the managed insurance company's profits. In the eight years under the contract, profit-sharing has ranged from zero to 16% of the segment's revenues. The broker dealer, primarily a provider of fixed income securities, is subject to general market conditions as well as interest rates and is in an industry characterized by competition for top producing brokers. The broker/dealer continually seeks quality brokers and has opened an office in another city in an effort to expand its recruiting and sales base.

REAL ESTATE

     Revenue decreased 2% compared to 1996. The small decrease reflects greater utilization of the office building by the Company and affiliates at lower rates than outside tenants.

     The 3% decrease in real estate expenses in 1997 reflects lower corporate overhead allocations.

INVESTMENT AND OTHER

     The decline in investment and other income was primarily due to lower interest income, the result of a note receivable being on non-accrual during all of 1997.

     On October 31, 1996, the Company invested $3,300,000 in the common stock of Con-Eco with a put option. On November 26, 1996, the Company exercised its put in exchange for a note receivable from Con-Eco. The Company renegotiated the debt with Con-Eco in November 1997. In connection with the renegotiation, the Company extended the debt for two years and refinanced unpaid accrued interest, resulting in a new promissory note for $3,788,000. No interest income has been recognized by the Company. Payments under the new note were scheduled to begin on January 1, but were delayed until March 1998 with the Company's consent. The March 1998 payment has been received; however, it is anticipated that Con-Eco will be required to sell certain assets in order to meet its obligations to the Company. The Company has declared Con-Eco in default for failure to comply with certain non-payment obligations, but believes its collateral position is sufficient to allow ultimate repayment of the debt.

                      General and Administrative Expenses

     The 800% increase in expenses was a result of changes in accounting estimates rather than fundamental changes in operations. 1996's expenses reflected favorable adjustments to a contingency provision related to a guarantee, as well as favorable adjustments to allowances for doubtful accounts, a result of collecting the accounts. No such adjustments were required in 1997.

     Interest expense declined 61% primarily due to paying off the Company's real estate loan early in 1997.

AFFILIATES

     Earnings from affiliates increased 43% compared to 1996. Prime Medical continued to grow and did not have the substantial offering and acquisition expenses it incurred in 1996. As a result, the Company's equity in earnings grew 67% in 1997. Partially offsetting this increase was a loss in equity earnings of Syntera. Syntera was established in 1997 and the loss reflects start-up and development costs incurred in this early phase.

     Prime had issued additional shares in 1996 reducing the Company's ownership from 21% to 16%. The Company, through its status as Prime's largest shareholder and through its representation on Prime's board, continues to have significant influence at Prime and accounts for its investment using the equity method.

1996 COMPARED TO 1995

Revenues from continuing operations decreased 35% in 1996 compared to 1995. Net income decreased 5% and diluted earnings per share decreased 13%. The reasons for these changes are described below.

FINANCIAL SERVICES

     Financial services revenues declined 35% in 1996 compared to 1995. Insurance management operations were up by 5% as a result of a higher contingent fee, which was based on improved profits at the managed insurance company. Broker dealer revenues declined 61%. Approximately 60% of the decline was from not being able to replace the sales of a key broker who left at the beginning of 1996. The balance of the decline was primarily attributed to higher interest rates, which reduced activity in the bond market.

     Financial services expenses declined 32% from 1995. The decline reflects lower activity at the broker/dealer where lower commissions, payroll, legal and office operations expenses combined for a 51% decline compared to 1995. Insurance management expenses increased 7%, primarily in the areas of employment taxes and benefits and state taxes.

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

GENERAL AND ADMINISTRATIVE EXPENSES

     The 93% decline in expenses was primarily a result of timing rather than fundamental changes in operations. 1995's expenses included a contingency provision established to guarantee a future yield on an account. In 1996, this contingency provision was adjusted downward as a result of the account's actual performance. Approximately 72% of the change between 1996 and 1995 resulted from this contingency provision. Additionally, the successful collection of certain accounts receivable in 1996 caused the reversal in 1996 of an allowance for doubtful accounts, established in 1995, and accounts for approximately 16% of the change between 1996 and 1995. Approximately 9% of the decrease in 1996 expenses was from lower payroll costs. Costs were lower due to reduced performance-based incentives, which are based on the Company's pretax income and market price.

     Interest expense declined 56% primarily due to reduced inventories at the broker/dealer and the resultant reduction in margin borrowing.

AFFILIATES

     Earnings from affiliates decreased 6% compared to 1995. Prime Medical grew dramatically in 1996, but costs associated with acquisitions and a stock offering reduced the impact of the growth in 1996. Prime Medical's issuance of additional shares in 1996 reduced the Company's ownership from 21% to 16%.

LIQUIDITY AND CAPITAL RESOURCES

     Net working capital was $3,360,000 and $8,305,000 at December 31, 1997 and 1996, respectively. The decrease in working capital resulted from current notes receivable being moved to long term, as a result of amended terms, and a significant increase in accrued liabilities related to the estimated disposal cost of the computer software segment. Equally significant, the Company's $4.6 million investment in Syntera was funded from working capital and current operations. Historically, the Company has maintained a strong working capital position and, using that base, has been able to satisfy its operational and capital expenditure requirements with cash generated from its operating and investing activities. These same sources of funds have also allowed the Company to pursue investment and expansion opportunities consistent with its growth plans.

     In February 1998, the Company entered into a three year $10,000,000 revolving credit agreement with NationsBank of Texas, N.A. Funds advanced under the agreement will bear interest at the prime rate less 1/4%, such interest to be payable quarterly. The Company will pledge shares of Prime Medical to the bank as funds are advanced under the line. No funds had been advanced as of the date of this report.

     Capital expenditures for equipment were $312,000, $123,000 and $419,000, in 1997, 1996, and 1995, respectively. In addition, the Company improved or purchased office space in 1996 and 1995 for $21,000 and $64,000, respectively. The Company expects capital expenditures in 1998 to be within the range of the prior three years.

     The Company's ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, its indebtedness, or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations and anticipated revenue growth, management believes that cash flow from operations and available cash, together with available borrowings under its bank line of credit, will be adequate to meet the Company's future liquidity needs for at least the next several years. However, there can be no assurance that the Company's business will generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will be realized or that future borrowings will be available under the line of credit in an amount sufficient to enable the Company to service its indebtedness or to fund its other liquidity needs.

INFLATION

     The operations of the Company are not significantly affected by inflation because, having no manufacturing operations, the Company is not required to make large investments in fixed assets. However, the rate of inflation will affect certain of the Company's expenses, such as employee compensation and benefits.

YEAR 2000 COMPLIANCE

     The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000 problem" is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize data sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company anticipates that necessary actions to be year 2000 compliant will be performed internally in the ordinary course of business at a cost not expected to exceed $100,000. However, significant uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance. Any year 2000 compliance problem of either the Company or its vendors, third party payors or customers could have a material adverse effect on the Company's business, results of operations, financial condition and prospects.
ITEM 7.(a)        Quantitative and Qualitative Disclosures about Market Risk.

                  Not required for 1997.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is contained in Appendix A attached hereto.

     Financial information and schedules relating to Prime Medical Services, Inc. are contained in Item 14(a) of the Annual Report on Form 10-K for the year ended December 31, 1997 of Prime Medical Services, Inc., which Item 14(a) is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is contained in the definitive proxy material of the Company to be filed in connection with its 1998 annual meeting of shareholders, except for the information regarding executive officers of the Company which is presented below. The information required by this item contained in such definitive proxy material is incorporated herein by reference.

     As of March 1, 1998, the executive officers of the Company are as follows:

Name                      Age                       Position

Kenneth S. Shifrin        48                Chairman of the Board, President and
                                               Chief Executive Officer

Duane K. Boyd, Jr.        53                Senior Vice President - Insurance

William H. Hayes          50                Senior Vice President - Finance and
                                               Secretary

Thomas R. Solimine        39                Controller

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

         Mr. Hayes has been the Senior Vice President - Finance since June 1995. Mr. Hayes was Vice President from June 1988 to June 1995 and was Controller from June 1985 to June 1988. He has been Secretary of the Company since February 1987 and Chief Financial Officer since June 1987. Mr. Hayes is a Certified Public Accountant.

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

ITEM 11.          EXECUTIVE COMPENSATION

         The information required by this item is contained in the definitive proxy statement of the Company to be filed in connection with its 1998 annual meeting of shareholders, which information is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The information required by this item is contained in the definitive proxy statement of the Company to be filed in connection with its 1998 annual meeting of shareholders, which information is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is contained in the definitive proxy statement of the Company to be filed in connection with its 1998 annual meeting of shareholders, which information is incorporated herein by reference.

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

         (a)      1.       Financial Statements

                  The information required by this item is contained in Appendix A attached hereto.

                  2.       Financial Statement Schedules

                  All schedules are omitted because they are not applicable or not required or because the required information is not material or is presented in the Consolidated Financial Statements and related notes.

         (b)      Reports on Form 8-K

                  None.

         (c)      Exhibits (1)

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

                          *10.2 Form of Employees Incentive Stock Option Agreement.(2)

                          *10.3 Form of Employees Non-Qualified Stock Option Agreement.(2)

                          *10.4 American Physicians Service Group, Inc. Directors Stock Option Plan.(2)

                          *10.5   Form of Directors Stock Option Agreement.(2)

                          *10.6 1995 Non-Employee Directors Stock Option Plan of American Physicians Service Group, Inc.(8)

                  *10.7       Form of Non-Employee Directors Stock Option
                              Agreement.(8)

                  *10.8 1995 Incentive and Non-Qualified Stock Option Plan of American Physicians Service Group, Inc.(8)

                  *10.9       Form of Stock Option Agreement (ISO).(8)

                  *10.10      Form of Stock Option Agreement (Non-Qualified).(8)

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

                  *10.14 Profit Sharing Plan or Trust, effective December 1, 1984, of the Company.(4)

                   10.15 Loan Agreement dated April 7, 1992, among the Company, APS Realty and NationsBank of Texas, N.A.(7)

                   10.16 Promissory Note dated April 7, 1992, executed by APS Realty in the principal amount of $1,000,000 payable to NationsBank of Texas, N.A.(7)

                   10.17     Stock Purchase Agreement dated September 30,
                             1996   between  the  Company  and   Exsorbet
                             Industries, Inc.(9)

                   10.18 Stock Put Agreement dated September 30, 1996 between the Company and Exsorbet Industries, Inc.(9)

                   10.19 Shareholder Rights Agreement dated September 30, 1996 between the Company and Exsorbet Industries, Inc.(9)

                   10.20 Warrant dated September 30, 1996 for shares of common stock issued to the Company by Exsorbet Industries, Inc.(9)

                   10.21 Contingent Warrant Agreement dated September 30, 1996 for shares of common stock issued
                             to  the  Company  by  Exsorbet   Industries,
                             Inc.(9)

                   10.22 Option Agreements dated September 30, 1996 for shares of Exsorbet common stock issued to the Company by officers and directors of Exsorbet Industries, Inc.(9)

                   10.23 Agreement dated September 30, 1996 with Exsorbet Industries, Inc. related to options issued by officers and directors of Exsorbet.(9)

                   10.24 Guaranty Agreements dated September 30, 1996 between the Company and subsidiaries of Exsorbet Industries, Inc.(9)

                   10.25 Promissory Note dated November 26, 1996 executed by Exsorbet Industries, Inc. and payable to the Company in the amount of $3,300,000.(9)

                   10.26 Stock Purchase Agreement dated October 1, 1997 between the Company, APS Practice Management, Inc., Michael Beck, John Hendrick, et al.(10)

                   10.27     Bylaws of APS Practice Management, Inc.(10)

                   10.28 Amended and Restated Articles of Incorporation APS Practice Management, Inc.(10)

                   10.29 APS Practice Management, Inc. Certificate of Designation of Rights and Preferences Series A Serial Founder's Common Stock dated September 30, 1997.(10)

                   10.30 Resolutions to organizational matters concerning APS Practice Management, Inc. dated October 1, 1997
                             (10)

                   10.31 Master Refinancing Agreement dated November 6, 1997 between the Company and Consolidated Eco-Systems, Inc.(10)

                   10.32 Promissory Note dated November 6, 1997 executed by Consolidated Eco-Systems, Inc. and payable to the Company in the amount of $3,788,580.(10)

                   10.33     Assignment  and  Security   Agreement  dated
                             November  6, 1997  between  the  Company and
                             Consolidated Eco-Systems, Inc.(10)

                   10.34 Security Agreement dated November 6, 1997 between the Company and Consolidated Eco-Systems, Inc.(10)

                   10.35 Share Exchange Agreements dated October 31, 1997 between the Company and Devin Garza, M.D., Robert Casanova, M.D. and Shelley Nielsen, M.D.(10)

                   10.36 First Amendment to 1995 Incentive and Non-Qualified Stock Option Plan of American Physicians Service Group, Inc. Dated December 10, 1997.(10)

                   10.37 First Amendment to 1995 Non-Employee Director Stock Option Plan of American Physicians Service Group, Inc. Dated December 10, 1997.(10)

                   21.1      List of subsidiaries of the Company.(10)

                   23.1      Independent Auditors Consent of KPMG Peat Marwick
                             LLP.(10)

                   27.1      Financial Data Schedule (EDGAR filing).
----------------

      (*)     Executive Compensation plans and arrangements.

      (1) The Company is subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, files reports, proxy statements and other information with the Commission. Reports, proxy statements and other information filed by the Company can be inspected and copied at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549, and at the Commission's Regional Offices at Seven World Trade Center, 13th Floor, New York, New York 10048 and CitiCorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661-2511. Copies of such material can be obtained by mail from the Public Reference Section of the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. Such reports, proxy statements and other information concerning the Company are also available for inspection at the offices of The Nasdaq National Market, Reports Section, 1735 K Street, N.W., Washington, D.C. 20006. The Commission maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission at "http://www.sec.gov" and makes available the same documents through Disclosure, Inc. at 800-638-8241.

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

      (9) Filed as an Exhibit to the Annual Report on Form 10-KSB of the Company for the year ended December 31, 1996 and incorporated herein by reference.

      (10) Filed herewith.

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

                                    Date:  March 27, 1998




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Kenneth S. Shifrin
     Kenneth S. Shifrin
     Chairman of the Board and
     Chief Executive Officer
     (Principal Executive Officer)

Date:    March 27, 1998


By: /s/ W. H. Hayes
     W. H. Hayes
     Senior Vice President - Finance, Secretary
     and Chief Financial Officer
     (Principal Financial Officer)

Date:    March 27, 1998


By: /s/ Thomas R. Solimine
     Thomas R. Solimine
     Controller
     (Principal Accounting Officer)

Date:    March 27, 1998


By: /s/ Richard J. Clark
     Richard J. Clark, Director

Date:    March 27, 1998



By: /s/ Jack Murphy
     Jack Murphy, Director

Date:    March 27, 1998



By: /s/ Robert L. Myer
     Robert L. Myer, Director

Date:    March 27, 1998



By: /s/ William A. Searles
     William A. Searles, Director

Date:    March 27, 1998

                                   APPENDIX A


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                      Page

 Independent Auditors' Report                                          A-2

 Financial Statements

   Consolidated Statements of Earnings for the years                   A-3
   ended December 31, 1997, 1996 and 1995.

   Consolidated Balance Sheets at December 31, 1997                    A-5
   and December 31, 1996.

   Consolidated Statements of Cash Flows for the years                 A-7
   ended December 31, 1997, 1996 and 1995.

   Consolidated Statements of Shareholders' Equity                     A-9
   at December 31, 1997, 1996 and 1995.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Physicians Service Group, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



Austin, Texas
March 6, 1998

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

                                                                                              Year Ended
                                                                                             December 31,

                                                                         1997             1996            1995
                                                                         ----             ----            ----
Revenues:
  Financial services (Note 3)                                         $12,013            9,244           14,134
  Real estate (Note 6)                                                    704              717              668
  Investments and other (Note 2)                                          348              476            1,322
                                                                     --------          -------          -------
    Total revenues                                                     13,065           10,437           16,124
                                                                      -------          -------          -------


Expenses:
  Financial services                                                    9,118            8,117           11,954
  Real estate                                                             503              521              510
  General and administrative                                            1,352              150            2,037
  Interest                                                                 21               54              124
                                                                       ------           ------          -------
    Total expenses                                                     10,994            8,842           14,625
                                                                       ------           ------          -------

  Operating income                                                      2,071            1,595            1,499


  Equity in earnings of
    unconsolidated affiliates (Note 13)                                 2,014            1,411            1,508

  Gain on sale of interest in subsidiary                                1,899               --               --
                                                                       ------          -------          -------

  Earnings from continuing operations before
    income taxes and minority interests                                 5,984            3,006            3,007

  Income tax expense (Note 9)                                           2,341            1,058              946

  Minority interests                                                     (175)              --               --
                                                                       -------        --------         --------

  Earnings from continuing operations                                   3,468            1,948            2,061
                                                                       ------           ------           ------

Discontinued operations:
   Loss from  operations of discontinued  segment,
   net of income tax benefit of $48, $13 and $19 in
   1997, 1996 and 1995, respectively                                      (94)             (24)             (37)

   Estimated loss on disposal of discontinued segment,
   net of income tax benefit of $431 in 1997                             (836)              --                --
                                                                        ------        --------          --------

Net loss from discontinued operations                                    (930)             (24)             (37)
                                                                       -------        ---------         --------

Net earnings                                                           $2,538            1,924            2,024
                                                                       ======          =======          =======


See accompanying notes to consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                 CONSOLIDATED STATEMENTS OF EARNINGS, continued

(In thousands, except per share amounts)

                                                                       1997             1996            1995
                                                                       ----             ----          ------

  Earnings per common share:

  Basic:
    Earnings from continuing operations                               $0.84             0.48            0.59

    Discontinued operations                                           (0.22)              --           (0.01)
                                                                     ------            -----           ------

       Net earnings                                                   $0.62             0.48            0.58
                                                                     ======            =====          ======

   Diluted:
    Earnings from continuing operations                               $0.81             0.46            0.54

    Discontinued operations                                           (0.22)              --           (0.01)
                                                                      -----            -----          ------

    Net earnings                                                      $0.59             0.46            0.53
                                                                      =====            =====          ======


  Basic weighted average shares
    outstanding                                                       4,106            4,025           3,480
                                                                      =====            ======         =======


  Diluted weighted average
    shares outstanding                                                4,241            4,219           3,798
                                                                      =====            ======         =======


  See accompanying notes to consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS


(In thousands, except share data)

                                                          December 31,
                                                     1997              1996


ASSETS

Current assets:
 Cash and cash equivalents                         $5,188             5,770
 Marketable securities (Note 2)                        --                29
 Trading account securities                           449               699
 Management fees and other receivables
   (Note 3)                                           815               512
 Income tax receivable                                 --               650
 Notes receivable - current (Note 4)                1,157             3,447
 Receivable from clearing broker                      543               279
 Prepaid expenses and other                           508               239
                                                    -----            ------
   Total current assets                             8,660            11,625



Notes receivable, less current portion
  (Note 4)                                          2,982               179
Property and equipment, net (Note 6)                1,830             1,781
Investment in affiliates (Note 13)                 15,611             9,657
Other assets                                          318             1,226
                                                   ------            ------
   Total assets                                   $29,401            24,468
                                                   ======            ======





See accompanying notes to consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS, continued


(In thousands, except share data)


                                                        December 31,
                                                   1997              1996
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long term obligations
   (Note 6)                                       $  --               542
 Accounts payable - trade                           614               382
 Payable to clearing broker                         441                --
 Accrued compensation                               446               252
 Accrued expenses and other liabilities
   (Note 7)                                       3,573             2,144
 Income taxes payable                               226                --
                                                  -----            ------
  Total current liabilities                       5,300             3,320

Net deferred income tax liability
   (Note 9)                                         822               766
                                                  -----            ------
  Total liabilities                               6,122             4,086
                                                 ------            ------

Minority interest                                   175                --

Shareholders' equity:
 Preferred stock, $1.00 par value,
   1,000,000 shares authorized                       --                --
 Common stock, $0.10 par value,
   20,000,000 shares authorized; 4,160,861
   issued at 12/31/97 and 4,049,195 at
   12/31/96                                         416               405
 Additional paid-in capital                       5,528             5,366
 Unrealized holding losses                           --            (   11)
 Retained earnings                               17,160            14,622
                                                 ------            ------

    Total shareholders' equity                   23,104            20,382
                                                 ------           -------

Commitments and contingencies
    (notes 6, 8, 10, 11 and 12)
 Total liabilities and shareholders' equity     $29,401            24,468
                                                =======            ======


See accompanying notes to consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)


                                                                                       Year Ended
                                                                                      December 31,
                                                                          --------------------------------------
                                                                          1997           1996              1995
                                                                          ----           ----              ----

Cash flows from operating activities:
  Cash received from customers                                       $ 13,080           11,123           21,068
  Cash paid to suppliers and employees                                 (9,247)         (11,064)         (17,860)
  Change in trading account securities                                    250              315           (  353)
  Change in receivable from clearing broker                              (177)             501           (  289)
  Interest paid                                                           (21)           (  54)          (  124)
  Income taxes paid                                                      (772)           ( 611)          (  494)
  Interest, dividends and other investment proceeds                       219              459            1,322
                                                                       -------        --------          -------
    Net cash provided by operating activities                            3,332             669            3,270
                                                                       -------        --------          -------

Cash flows from investing activities:
  Payments for purchase of property and
    equipment                                                            (312)           ( 144)          (  483)
  Net decrease (increase) in marketable
    securities                                                              5            2,045           (  530)
  Investment in affiliates                                             (5,292)          (  244)              --
  Proceeds from sale of fixed assets                                       55               --               47
  Funds loaned to others                                                 (834)         ( 3,442)              --
  Proceeds from the sale of discontinued operation                         --               --               67
  Collection of notes receivable                                          109               --            1,119
  Proceeds from disolution of entity                                    1,000               --               --
  Proceeds from sale of 20% of subsidiary                               2,000               --               --
  Other                                                                   (82)              --               --
    Net cash provided by (used in) investing                           -------         --------          ------
      activities                                                       (3,351)         ( 1,785)             220
                                                                       -------         --------          ------


Cash flows from financing activities:
  Repayment of long-term obligations                                     (542)          (  163)          (  332)
  Acquisition of treasury stock                                          (337)          (  453)          (  125)
  Proceeds from exercise of stock options                                 316              704              499
                                                                       -------         -------           ------
    Net cash provided by (used in) financing activities                  (563)              88               42
                                                                       -------         -------           ------

Net change in cash and cash equivalents                                  (582)         ( 1,028)           3,532

Cash and cash equivalents at beginning of period                        5,770            6,798            3,266
                                                                        -----            -----           ------
Cash and cash equivalents at end of period                              5,188            5,770            6,798
                                                                        =====          =======           ======



See accompanying notes to consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In thousands)

                                                                                     Year Ended
                                                                                   December 31,
                                                                      ---------------------------------------
                                                                      1997             1996             1995
                                                                      ----             ----             ----
Reconciliation of net earnings to net cash from
 operating activities:

 Net earnings                                                      $ 2,538            1,923            2,024
Adjustments to reconcile net earnings to
  net cash from operating activities:
Depreciation and amortization                                          436              324              399
Minority interest in consolidated earnings                             175               --               --
Undistributed earnings of affiliate                                 (2,014)          (1,411)          (1,508)
Gain on sale or disposition of assets                               (2,032)              --              (72)
(Gain) loss on sale of securities                                       41             ( 81)            ( 50)
Change in federal income tax payable                                   876             (584)             301
Provision for deferred income tax                                       56              925               27
Change in trading securities                                           250              315             (353)
Change in receivable from clearing broker                              177              501             (289)
Change in management fees and other receivable                      (   26)              17            1,183
Change in prepaids and other current assets                          ( 191)              24              493
Change in long-term assets                                              --              265               --
Change in trade payable                                                 90               53            ( 456)
Change in accrued expenses and other liabilities                     1,547           (1,602)           1,571
Loss from discontinued operations                                    1,409               --               --
                                                                   -------           ------           ------

  Net cash from operating activities                              $  3,332              669            3,270
                                                                  ========           ======           ======

Summary of non-cash transactions:

During 1997,  non-qualified employee stock options were exercised which resulted
in  a  reduction  of  income  tax  payable  and  a  corresponding   addition  to
paid-in-capital of $194.

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

The Company acquired $294,000 in treasury stock by exchanging $294,000 in Prime Medical Services, Inc. Common stock during 1995.

In 1995, the Company sold APS Communications in a non-cash transaction as follows:

         Note received                                                   $  183
                                                                         ======

         Fixed assets sold                                                 ( 48)
         Deferred income                                                   (135)
                                                                         $ (183)

See accompanying notes to consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                 Consolidated Statements of Shareholders' Equity
                     For the years ended December 31, 1997,
                                  1996 and 1995


(In thousands, except share data)

                                                              Additional     Unrealized                                    Total
                                          Common Stock           paid-in       holding     Retained        Reciprocal  shareholders'
                                   Shares          Amount        capital        gains      earnings     stockholdings     equity
                                   --------------  ---------  -------------  ------------- -----------  -------------- -------------
Balance January 1, 1995             3,471,684        $347        4,469              44      10,647               (543)      14,991
Net earnings                               --          --           --              --       2,024                 --        2,024
Unrealized gains on securities
    available for sale, net of tax         --          --           --             (44)         --                 --          (44)
Shares issued (Note 11)               314,333          31          468              --          --                 --          499
Shares repurchased &
   cancelled (Note 13)               (122,146)        (12)        (407)             --          --                 --         (419)

Pro rata portion of Company
   common stock held by
   affiliate (Note 13)                     --          --           --              --          --                543          543
                                   --------------  ---------  -------------  ------------- -----------  -------------- -------------
Balance December 31, 1995           3,663,871         366        4,530              --      12,698                 --       17,594

Net earnings                               --          --           --              --       1,924                 --        1,924
Unrealized loss on securities
   available for sale, net of tax          --          --           --             (11)         --                 --          (11)
Shares issued (Note 11)               450,000          45          659              --          --                 --          704
Shares repurchased &
   cancelled                          (64,676)         (6)        (447)             --          --                 --         (453)
Income tax benefit of non-
   qualified option exercises              --          --          624              --          --                 --          624
                                   --------------  ---------  -------------  ------------- -----------  -------------- -------------
Balance December 31, 1996           4,049,195         405        5,366             (11)     14,622                 --       20,382

Net earnings                               --          --           --              --       2,538                 --        2,538
Unrealized loss on securities
   available for sale, net of tax          --          --           --              11         --                  --           11
Shares issued (Note 11)               164,666          16          300              --         --                  --          316
Shares repurchased &
   cancelled                         ( 53,000)       (  5)        (332)             --         --                  --         (337)
Income tax benefit of
   non-qualified option
    exercises                              --          --          194              --          --                 --          194
                                   --------------  ---------- -------------  ------------- -----------  -------------- -------------
Balance December 31, 1997           4,160,861         416        5,528              --      17,160                 --       23,104
                                   ==============  ========== =============  ============= ===========  ============== =============

See accompanying notes to consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

(1)      Summary of Significant Accounting Policies

         (a)      General

                  American Physicians Service Group, Inc. through its subsidiaries, provides financial services that include management of malpractice insurance companies and brokerage and investment services to individuals and institutions. The brokerage business has clients nationally. Insurance management is a service provided primarily in Texas, but is available to clients nationally. American Physicians Service Group, Inc. also owns space in the office building which serves as its headquarters. Through its real estate subsidiary it leases space that is surplus to its needs. During the three years presented in the financial statements, financial services generated approximately 89% of total revenues. The Company entered the physician practice management business in the fourth quarter of 1997. Operations for 1997 are not significant.

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

         (c)      Principles of Consolidation

                  The consolidated financial statements include the accounts of American Physicians Service Group, Inc. and of subsidiary companies more than 50% owned ("Company"). Investments in affiliated companies and other entities in which the Company's investment is less than 50% of the common shares outstanding and where the Company exerts significant influence, are accounted for by the equity method.

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

         (f)      Marketable Securities

                  The Company's investments in debt and equity securities are classified in three categories and accounted for as follows:

                  Classification                     Accounting
                  -----------------            -------------------------------
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

         (j)      Earnings Per Share

                  Basic earnings per share is based on the weighted average shares outstanding without any diluted effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares, including options.

         (k)      Cash and Cash Equivalents

                  Cash and cash equivalents include cash and highly liquid investments with an original maturity of 90 days or less.

         (l)      Notes Receivable

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

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



         (m)      Stock-Based Compensation

                  The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"), but applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plans.

         (n)      Reclassification

                  Certain reclassifications have been made to amounts presented in previous years to be consistent with the 1997 presentation.

(2)      Marketable Securities

                  The Company holds various marketable securities as short-term investments. At December 31, 1997 and 1996, these marketable securities consisted of:

                                                           December 31,
                                                    1997                1996
                                                  -------             -------
         Equity securities, at cost          $         --              45,000
         Debt securities, at cost                      --                  --
                                                 --------            --------
         Less: adjustment to fair value      $         --            ( 16,000)
                                                 --------            --------

         Total marketable securities at
           fair value                        $         --              29,000
                                                 ========            ========

         At December 31, 1996 there were $16,000 in gross unrealized losses. There were no unrealized gains or losses at December 31, 1997 or 1995.

         Investment income includes the following:

                                       1997            1996             1995
                                     ---------      ----------       --------
         Interest                    $ 219,000         367,000        243,000
         Realized gains                     --          81,000         50,000
         Realized losses             (  41,000)             --             --
                                     ---------      ----------       --------
                                     $ 178,000         448,000        293,000
                                     =========        ========       ========

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



(2)      Marketable Securities, continued

         No individual  issuer exceeded 10% of shareholders'  equity at December
          31, 1997 or 1996.

(3)      Management Fees and Other Receivables

         Management fees and other receivables consist of the following:

                                                          December 31,
                                                       1997            1996
                                                       ----            ----
         Management fees receivable                $  3,000         256,000
         Trade accounts receivable                  200,000          16,000
         Less: allowance for doubtful accounts      (25,000)             --
         Accrued interest receivable                 10,000          12,000
         Other receivables                          627,000         228,000
                                                    -------         -------
                                                   $815,000         512,000
                                                   ========         =======

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

         The Company earned management fees of $6,287,000, $5,942,000 and $5,660,000 and received expense reimbursements of $664,000, $346,000 and $355,000 for the years ended December 31, 1997, 1996 and 1995, respectively, related to these agreements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



(4) Notes Receivable

    Notes receivable consists of the following:
                                                              December 31,
                                                            1997           1996
                                                           -----          -----
    Reagan Publishing Company
      This  unsecured  note had an  original
      rate of 7% and a maturity of December 31,
      1997. During 1997, the terms were renegotiated
      with a payment schedule based on the sales
      volume of the borrower, with certain annual
      minimums. The note bears interest at the
      prime rate (8.5% at December 31, 1997).             $176,000       183,000


    Consolidated Eco-Systems, Inc.
      This note is secured by 1,200,000 shares
      of Consolidated Eco-Systems, Inc. common
      stock and stock and certain assets of Con-Eco
      subsidiaries.  The note bears interest at 15%.
      Principal payments are monthly through
      October 1, 1999 at which time all remaining
      principal and accrued interest are due.            3,788,000     3,300,000

    Uncommon Care, Inc.
      This note is secured by land located in
      Fort Bend County, Texas.  The note bears
      interest at 10% and is due January 31, 1998.         300,000            --

    Employees
      Four employees have loans from the Company
      as employment inducements.The notes are non-
      interest bearing and are being forgiven and
      amortized monthly over three to four year
      periods. The notes are due and payable should
      the employees terminate employment.                  528,000       143,000
                                                        ----------     ---------
                                                         4,792,000     3,626,000

         Less allowance for doubtful accounts             (653,000)           --
                                                        ----------     ---------
                                                         4,139,000     3,626,000

         Less current portion                            1,157,000     3,447,000
                                                         ---------     ---------
         Long term portion                              $2,982,000       179,000
                                                        ==========    ==========

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(4) Notes Receivable, continued


The Company's note receivable from Consolidated Eco-Systems, Inc. (formerly Exsorbet Industries, Inc.) ("Con-Eco") (NASDAQ:EXSO), a diversified environmental and technical services company, is in excess of 10% of stockholder's equity at December 31, 1997 and represents a concentration of credit risk. Con-Eco's common stock sales price was $0.115 per share on the basis of the average high and low sales price of the stock on March 17, 1998. The Company renegotiated the debt with Con-Eco in November 1997. In connection with the renegotiation, the Company extended the debt for two years and rolled all accrued interest into the note, resulting in a total note for $3,788,000. No interest income has been recognized by the Company. Con-Eco provided additional collateral to the Company in the form of stock of two additional subsidiaries, and a second lien on all assets of one of these subsidiaries. Payments under the new note were scheduled to begin on January 1, but were delayed until March 1998 with the Company's consent. It is anticipated that Con-Eco will be required to sell certain assets in order to meet its obligations to the Company. However, the Company believes its collateral position is more than sufficient to ensure ultimate repayment of the debt.

(5) Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" (Statement 107), requires that the Company disclose estimated fair values for its financial instruments as of December 31, 1997 and 1996:

                                          1997                      1996
                                  ---------------------    --------------------
                                   Carrying       Fair      Carrying      Fair
                                    Amount        Value      Amount       Value

Cash and cash equivalents           $5,188        5,188       5,770       5,770
Marketable securities and trading
  account securities                   449          449         728         728
Management fees and other
  receivables                          815          815         512         512
Notes receivable                     4,139        4,119       3,626       3,594
Receivable from clearing broker        543          543         279         279
Debt                                    --           --         542         542
Accounts payable                       614          614         382         382

         Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              Notes to Consolidated Financial Statements, Continued

(5)      Fair Value of Financial Instruments, continued

         Cash and Cash Equivalents

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

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(5)      Fair Value of Financial Instruments, continued

         Limitations

         Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. Fair value estimates are based on existing on-and-off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets or liabilities include the deferred tax assets, property and equipment, investment in affiliates, other assets, accrued expenses and income tax payable. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the aforementioned estimates.

(6)      Property and Equipment

         Property and equipment consists of the following:
                                                     December 31,
                                                1997              1996
                                                ----              ----

         Office condominium                  $1,847,000         1,870,000
         Furniture and equipment              3,758,000         2,386,000
                                             ----------         ---------
                                              5,605,000         4,256,000
         Accumulated depreciation and
           amortization                       3,775,000         2,475,000
                                             ----------         ---------
                                             $1,830,000         1,781,000

         The Company owns approximately 53,000 square feet in the condominium building in which its principal offices are located. The Company, its subsidiaries and affiliates occupy approximately 31,000 square feet and the remainder is leased to third parties. Rental income received from third parties during the years ended December 31, 1997, 1996 and 1995 totaled approximately $385,000, $379,000 and $348,000, respectively. Future minimum lease payments to be received under the terms of the office condominium leases are as follows: 1998 - $314,000; 1999 - $59,000 and none thereafter.

         At December 31, 1996 the office building was security for a short term note payable in the amount of $542,000 due April 1997 with interest at the prime rate. The note was paid in full in January 1997.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued






(7) Accrued Expenses and Other Liabilities

    Accrued expenses and other liabilities consists of the following:

                                                         1997              1996
                                                         ----              ----

         APS Systems disposition costs
           (discontinued operations)                $1,138,000               --
         Taxes payable - other                          96,000           74,000
         Commissions payable                           287,000           18,000
         Deferred income                               280,000          339,000
         Health insurance and other claims
           payable                                      59,000           87,000
         Contractual/legal claims                    1,461,000        1,352,000
         Vacation payable                              102,000           77,000
         Funds held for others                          58,000           63,000
         Other                                          92,000          134,000
                                                    ----------       ----------
                                                    $3,573,000        2,144,000

(8)      Commitments and Contingencies

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

         The Company has guaranteed a loan in the amount of $85,000 for one of its directors. The guarantee is collateralized by securities the Company believes sufficient to cover its potential liability.

         Rent expense under all operating leases for the years ended December 31, 1997, 1996 and 1995 was $89,000, $51,000 and $103,000,
         respectively. Future minimum payments for leases which extend for more than one year were $134,000 at December 31, 1997.

         The Company is involved in various claims and legal actions that have arisen in the ordinary course of business. The Company believes that the liability provision in its financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



is sufficient to cover any unfavorable outcome related to lawsuits in which it is currently named. Management believes that additional liabilities, if any, arising from these actions will not have a significant adverse effect on the financial condition of the Company. However, due to the uncertain nature of legal proceedings, the actual outcome of these lawsuits may differ from the liability provision recorded in the Company's financial statements.

(9) Income Taxes

    Income tax expense (benefit) consists of the following:

                                                Year Ended
                                               December 31,
                                       1997             1996              1995
                                      -----             -----             ----
    Continuing Operations
         Federal
            Current               $1,394,000           47,000           795,000
            Deferred                 777,000          938,000            46,000
         State                       170,000           73,000           105,000
    Discontinued Operation          (479,000)         (13,000)          (19,000)
                                   ---------         --------          --------
                                  $1,862,000        1,045,000           927,000
                                   =========        =========           =======

         A reconciliation of expected income tax expense (computed by applying the United States statutory income tax rate of 34% to earnings before income taxes) to total income tax expense in the accompanying consolidated statements of earnings follows:

                                                    Year Ended
                                                    December 31,
                                          1997            1996             1995
                                         -----           -----            -----
    Expected federal income tax
      expense                       $ 1,556,000         972,000       1,003,000
    State taxes                         170,000          73,000         105,000
    Other, net                          136,000              --        (181,000)
                                     ----------        --------       ---------
                                     $1,862,000       1,045,000         927,000
                                     ==========       =========        ========

         Deferred tax assets are primarily the result of temporary differences related to accounting for reserves for losses, amounts expensed for financial purposes not deductible currently for tax purposes, fixed assets (primarily differences in methods of depreciation) and investments (primarily related to valuation allowances) for tax and book purposes.

         The tax effect of temporary differences that gives rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued






(9) Income Taxes, continued
                                                         1997              1996
                                                        -----             -----
    Deferred tax assets:
    Net operating loss carryforwards                $  188,000               --
    Marketable securities write downs
      not taken for tax purposes                            --           13,000


    Accrued expenses                                 1,015,000          676,000
    Accounts receivable, principally due
      to allowance for doubtful accounts                79,000           60,000
    Deferred income                                    228,000           30,000
    Other                                               71,000           19,000
                                                     ---------         --------
    Total gross deferred tax assets                  1,581,000          798,000

    Less valuation allowance                          (188,000)              --
                                                     ---------         --------
    Net deferred tax assets                          1,393,000          798,000
                                                     ---------         --------
    Deferred tax liabilities:
    Investment in Prime Medical Services, Inc.
      due to use of equity method for books         (2,158,000)      (1,512,000)
    Capitalized expenses, principally due to
      deductibility for tax purposes                (   57,000)      (   52,000)
                                                    ----------       ----------
        Total gross deferred tax liabilities       ( 2,215,000)      (1,564,000)
                                                    ----------       ----------
    Net deferred tax liability                     ($  822,000)      (  766,000)
                                                     ==========       ==========

         The valuation allowance for deferred tax assets as of January 1, 1997 was $0. The net change in the total valuation allowance for the years ended December 31, 1997 and 1996 was an increase of $188,000 and $0, respectively. The Company believes that the valuation allowance at December 31, 1997 is necessary due to uncertainties regarding the use of the net operating loss carryforwards from separate return years of a subsidiary acquired in 1997.

         At December 31, 1997, net operating loss carryforwards available to reduce future taxable income amounted to approximately $554,000 and expire from years 2011 to 2012.

         Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

         than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1997.

(10)     Employee Benefit Plans

         The Company has an employee benefit plan qualifying under Section 401(k) of the Internal Revenue Code for all eligible employees. Employees become eligible upon meeting certain service and age requirements. Employees may defer up to 15% (not to exceed $9,500 in
         1997) of their annual compensation under the plan. The Company, at its discretion, may contribute up to 200% of the employees' deferred amount. For the years ended December 31, 1997, 1996 and 1995, contributions by the Company aggregated $92,000, $104,000, and $100,000, respectively.

(11)     Stock Options

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

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"), but applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plans. No cost from stock-based compensation awards was recognized in 1997, 1996 or 1995. If the Company had elected to recognize compensation cost of options granted based on the fair value at the grant dates, consistent with Statement 123, net income and earnings per share would have changed to the pro forma amounts indicated below:

                                              Year Ended December 31,
                                         1997           1996             1995
                                        -----          -----            -----
          Pro forma net income      $1,989,000      1,634,000        1,991,000

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              Notes to Consolidated Financial Statements, Continued

(11) Stock Options, continued

     Pro forma earnings per share - basic      $0.48        0.41          0.57
                                  - diluted    $0.46        0.39          0.52

         The fair value of the options used to compute the pro forma amounts is estimated using the Black- Scholes option pricing model with the following assumptions:

                                         1997           1996          1995
                                         ----           ----          ----
           Risk-free interest rate       6.16%          6.06%         6.41%
           Expected holding period       3.90 years     3.75 years    3.75 years
           Expected volatility           .480           .692          .590
           Expected dividend yield         -0-            -0-           -0-

         Statement 123 calls for a prospective application of compensation relating to the grant of stock options and, consequently pro-forma financial information may not be indicative of future amounts until the new rules are applied to all outstanding nonvested awards.

         Presented below is a summary of the stock options held by the Company's employees and directors and the related transactions for the years ended December 31, 1997, 1996 and 1995. Remaining options outstanding from the Company's previous 1983 plans are included.

                                                   Year ended December 31
                                -----------------------------------------------------------------------------
                                       1997                          1996                        1995
                                ---------------------          -----------------        ---------------------
                                             Weighted                  Weighted                      Weighted
                                             Average                   Average                        Average
                                             Exercise                  Exercise                      Exercise
                                Shares       Price           Shares    Price               Shares       Price

Balance at January 1             651,000     $5.64            837,000    $2.18            921,000       $1.57
Options granted                  293,000      9.32            295,000     9.32            235,000        3.82
Options exercised                165,000      1.92            450,000     1.56            314,000        1.59
Options forfeited/expired          5,000      7.13             31,000     6.16              5,000        2.45
                                 -------     -----            -------   ------           --------      ------
Balance at December 31           774,000      6.60            651,000     5.64            837,000        2.18
                                 =======    ======            =======    =====            =======      ------
Options exercisable              244,000    $5.84             258,000    $2.22            550,000       $1.48
                                 =======    =====             =======    =====            =======       =====

         The weighted average fair value of Company stock options, calculated using the Black Scholes option pricing model, granted during the years ended December 31, 1997, 1996 and 1995 is $2.68, $5.15 and $1.75 per
         option, respectively.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


(11) Stock Options, continued

     The following table summarizes the Company's options outstanding and exercisable options at December 31, 1997:

                                      Stock Options                                      Stock Options
                                       Outstanding                                        Exercisable
                         --------------------------------------------            -----------------------------
                                        Average           Weighted                                Weighted
                                        Remaining         Average                                 Average
Range of                                Contractual       Exercise                                Exercise
Exercise Prices          Shares         Life              Price                   Shares          Price
                         ------         ---------         --------                -------         ---------

$2.25 to $5.00           185,000        2.2 years          3.09                   142,000           3.01
$5.01 to $7.75           356,000        4.3 years          6.19                    26,000           6.73
$7.76 to $10.50          233,000        3.5 years         10.00                    76,000          10.05
                         -------        ---------         -----                   -------          -----
Total                    774,000                                                  244,000
                         =======                                                  =======

(12)     Discontinued Operations

         The Company, through its wholly owned subsidiary, APS Systems, Inc. ("APS Systems"), had previously developed software and marketed it to medical clinics and medical schools. This business segment became unprofitable in 1996. A joint venture with a software developer was formed in 1996 with a plan to develop new products, but was discontinued in 1997 when it was determined that the high cost of developing competitive products precluded an adequate return on investment. Subsequently, the Company ceased marketing the software and reduced the scope of APS Systems' operations to a level adequate to service existing clients through the terms of their contracts. The Company has assumed that all clients will have migrated to other software products by the end of 1999 and has reflected the expected financial impact of discontinuing this segment on that date in the current financial statements. The measurement date for determining expected losses from the disposal was May 15, 1997.

         Net assets/(liabilities) of the discontinued computer systems and software segment as of December 31, 1997 consisted of the following:

                    Cash and cash investments                 $  25,000
                    Trade accounts receivable                   174,000
                    Other receivables                             2,000
                    Prepaid and other current assets             61,000
                    Fixed assets, net of depreciation            93,000
                    Intercompany receivables                    769,000
                    Trade accounts payable                       (5,000)
                    Accrued expenses                         (1,195,000)
                                                            -----------
                    Net liabilities                          ($  76,000)
                                                            ===========

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(12) Discontinued Operations, continued

       On October 23, 1995 the Company sold  substantially  all of the assets of
          APS Communications Corporation, a publisher of Spanish language directories of U. S. businesses. The Company received cash, a note (see Note 4) and had certain liabilities assumed by the purchaser. The gain on the sale, to be recognized on the installment basis as note payments are received, will not be material to the Company's operations. No gain has been recognized through 1997. Historical results from the operation are presented in the Consolidated Statements of Earnings as "Loss from discontinued operations."

(13) Investment in Affiliates

         On October 12, 1989, the Company purchased for cash 3,540,000 shares (42%) of the common stock of Prime Medical Services, Inc. ("Prime Medical"). Members of the Company's Board currently serve as two of the eight directors of Prime Medical. Prime Medical provides non-medical management services to lithotripsy centers. In conjunction with the acquisition of additional lithotripsy operations in June 1992, October 1993, and May 1996, the outstanding shares of Prime Medical increased. These increases plus the sale of Prime Medical shares owned by the Company under an option agreement reduced the Company's ownership to 16% of the outstanding common stock of Prime Medical. The Company's investment in Prime Medical is accounted for using the equity method. The 3,064,000 shares of Prime Medical common stock held by the Company had an approximate market value of $42,328,000 (carrying amount of $11,266,000) at December 31, 1997 based on the market closing price of $13.8125 per share.

         At December 31, 1997 and 1996, the Company's retained earnings included undistributed earnings, net of deferred tax, of Prime Medical totaling $4,379,000 and $2,821,000, respectively.

         The condensed balance sheet and statement of operations for Prime Medical follow:

              CONDENSED BALANCE SHEET AT DECEMBER 31, 1997 AND 1996

                                                 1997                1996
                                                 ----                ----

        Current assets                     $ 47,542,000           40,073,000
        Long-term assets                    178,284,000          157,680,000
                                            -----------          -----------
          Total assets                     $225,826,000          197,753,000
                                           ============          ===========

        Current liabilities                $ 37,383,000           31,555,000
        Long-term liabilities                96,379,000           89,771,000
        Shareholders' equity                 92,064,000           76,427,000
                                             ----------          -----------
          Total liabilities and equity     $225,826,000          197,753,000
                                           ============          ===========

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(13)     Investment in Affiliates, continued

              CONDENSED STATEMENT OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                           1997                    1996
                                           ----                    ----

        Total revenue                $ 95,979,000             72,404,000
                                     ============             ==========
        Net income                   $ 14,856,000              8,961,000
                                     ============             ==========

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

         On October 1, 1997, the Company formed Syntera HealthCare Corporation ("Syntera") with an initial ownership of 85%. Syntera specializes in the management of OB/GYN and related medical practices. In a typical transaction, Syntera acquires the non-medical assets of a physician's practice, signs a long-term management contract with the physician to provide all of the non-medical requirements of the practice, including personnel, office space, billing and collection, and other day-to-day operating functions. In turn, Syntera is paid a variable management fee that rewards the efficient operation and the expansion of the practice. The Company expects to reduce its ownership (currently 74%) to a minority level as it exchanges stock for practice assets. Due to the short time frame anticipated for this change in ownership to occur, the Company has accounted for its ownership on the equity basis in 1997.

         The condensed balance sheet and statement of operations for Syntera follows:

         Condensed balance sheet at December 31, 1997

         Current assets                                               $4,563,000
         Long-term assets                                              1,664,000
                                                                      ----------
              Total assets                                            $6,227,000
                                                                      ==========

         Current liabilities                                           $ 505,000
         Long-term liabilities                                                --
         Shareholders' equity                                          5,722,000
                                                                      ----------
              Total liabilities and equity                            $6,227,000
                                                                      ==========

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(13)     Investment in Affiliates, continued

         Condensed statement of operations for the year ended December 31, 1997

         Total revenue                                                 $ 297,000
                                                                       =========
         Net loss                                                      $ 460,000
                                                                       =========

(14)     Segment Information

         The Company's financial services segment includes financial management for an insurance company that provides insurance coverage to doctors and hospitals, and brokerage and investment services to individuals and institutions.

         Real Estate income is derived from the leasing of office space.


                                          1997            1996            1995
                                          ----            ----            ----
 Operating Revenues:
   Financial services                $12,013,000       9,244,000     14,134,000
   Real estate                           704,000         717,000        668,000
                                      ----------       ---------     ----------
                                     $12,717,000       9,961,000     14,802,000
                                     ===========       =========     ==========

 Operating Profit (Loss):
   Financial services                 $2,877,000       1,122,000      2,118,000
   Real estate                           198,000         147,000         96,000
                                       ---------       ---------    -----------
                                       3,075,000       1,269,000      2,214,000
                                       ---------       ---------    -----------
 Corporate investment and other
   income                                348,000         476,000      1,322,000
 Corporate expenses                   (1,352,000)       (150,000)    (2,037,000)

 Equity in earnings of affiliates      2,014,000       1,411,000      1,508,000

 Gain on sale of interest in
    subsidiary                         1,899,000              --             --
                                       ---------      ----------      ---------

 Earnings from continuing operations
   before income taxes and minority
   interests                           5,984,000       3,006,000      3,007,000

 Income tax expense                    2,341,000       1,058,000        946,000
                                       ---------       ---------      ---------

 Minority interests                     (175,000)             --             --
                                       ---------       ---------      ---------

 Earnings from continuing
   operations                          3,468,000       1,948,000      2,061,000
                                       ---------       ---------      ---------

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




                                        1997            1996             1995
                                        ----            ----             ----
Net loss from discontinued
  operations, net of income
  tax benefit                        (930,000)         (24,000)        ( 37,000)
                                     --------          -------         --------

Net earnings                      $ 2,538,000        1,924,000        2,024,000
                                  ===========       ==========        =========

Identifiable assets:
  Financial services              $20,984,000       11,667,000       11,816,000
  Real estate                       1,283,000        1,476,000        1,578,000
  Corporate                         6,778,000       11,325,000        8,614,000
  Discontinued Operations             356,000               --        1,732,000
                                   ----------       ----------        ---------
                                  $29,401,000       24,468,000       23,740,000
                                  ===========       ==========       ==========

Capital expenditures:
  Financial service              $   187,000           88,000           262,000
  Real estate                             --           21,000            64,000
  Corporate                           26,000           17,000            73,000
  Discontinued operations             99,000           18,000            84,000
                                    --------          -------           -------
                                 $   312,000          144,000           483,000
                                    ========          =======           =======

Depreciation/amortization
expenses:
  Financial services             $   150,000          164,000           164,000
  Real estate                        110,000          129,000           126,000
  Corporate                           62,000           13,000             9,000
  Discontinued operations             56,000           24,000           100,000
                                     -------          -------           -------
                                 $   378,000          330,000           399,000
                                     =======          =======           =======

Revenues attributable to customers generating greater than 10% of the revenues of each segment:

   Financial services
   Company A                             49%              61%               35%
   Company B                             --               --                10%
   Company C                             --               --                11%
                                     ------            -----               ----
                                         49%              61%               57%
                                        ===              ===               ===

         At December 31, 1997 the Company had long-term contracts with company A and was therefore not vulnerable to the risk of a near-term severe impact from a reasonably possible loss of the revenue.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



(14)     Segment Information, continued

         Operating profit is operating revenues less related expenses and is all derived from domestic operations. Identifiable assets are those assets that are used in the operations of each business segment (after elimination of investments in other segments). Corporate assets consist primarily of cash and cash investments, marketable securities and notes receivable.

(15)     Earnings per Share

         Statement of Financial Accounting Standards No. 128, "Earnings per Share", specifies new measurement, presentation and disclosure requirements for earnings per share and is required to be applied retroactively upon initial adoption. The Company has adopted SFAS No. 128 effective with the release of December 31, 1997 earnings data, and accordingly, has restatated herein all previously reported earnings per share data. Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares, including options and covertible debt. A reconciliation of income and average shares outstanding used in the calculation of basic and diluted earnings per share from continuing operations follows:

                                       For the Year Ended December 31, 1997
                                          Income         Shares        Per-Share
                                        (Numerator)    (Denominator)    Amount
                                        ----------      -----------    ---------
Earnings from continuing
operations                              $3,468,000

Basic EPS
 Income available to common
 stockholders                            3,468,000        4,106,000        $.84
                                                                            ===

Effect of Dilutive Securities
 Options                                        --          114,000
 Contingently issuable shares           (   18,000)          21,000
                                        ----------          -------

Diluted EPS
 Income available to common
 stockholders and assumed
 conversions                            $3,450,000        4,241,000        $.81
                                        ==========        =========         ===

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued





(15) Earnings per Share, continued

                                         For the Year Ended December 31, 1996
                                     Income          Shares           Per-Share
                                   (Numerator)    (Denominator)         Amount
                                   ----------     -----------         ---------
Earnings from continuing
operations                         $1,948,000

Basic EPS
 Income available to common
 stockholders                       1,948,000        4,025,000             $.48
                                                                            ===


Effect of Dilutive Securities
 Options                                   --          194,000
                                    ---------         --------

Diluted EPS
 Income available to common
 stockholders and assumed
 conversions                       $1,948,000        4,219,000             $.46
                                   ==========       ==========             ====


                                          For the Year Ended December 31, 1995
                                     Income            Shares         Per-Share
                                   (Numerator)      (Denominator)       Amount
                                    ---------        -----------      ---------
Earnings from continuing
operations                         $2,061,000

Basic EPS
 Income available to common
 stockholders                       2,061,000         3,480,000            $.59
                                                                           ====

Effect of Dilutive Securities
 Options                                   --           318,000
                                    ---------         ---------

Diluted EPS
 Income available to common
 stockholders                      $2,061,000         3,798,000            $.54
                                    =========         =========            ====

         At December 31, 1997 the Company's affiliate Syntera had issued 166,000 shares which are convertible into 122,000 of the Company's common shares in the event that the Syntera shares are not publicly- tradeable by May 1, 1999.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



(15)     Earnings per Share, continued

         Unexercised employee stock options to purchase 304,500, 282,000 and 10,000 shares of the Company's common stock as of December 31, 1997, 1996 and 1995, respectively, were not included in the computations of diluted EPS because the options'exercise prices were greater than the average market price of the Company's common stock during the respective periods.

(16)     Subsequent Events

         On March 20, 1998 the Company purchased non-voting convertible preferred stock of Uncommon Care, Inc. ("Uncommon Care"). Uncommon Care is a developer and operator of dedicated Alzheimer's care facilities. The shares, purchased for approximately $2,000,000, are convertible into approximately 34% of Uncommon Care's equity. The Company has also agreed to provide a line of credit to Uncommon Care in the amount of $2,400,000. The loan will bear interest at 10%, payable quarterly, and is due in March 2003.