Form 10-Q
period 1998-03-31
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 1998-05-15
CIK 724024

=====================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE PERIOD ENDED MARCH 31, 1998

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

                                NUMBER OF SHARES
                                 OUTSTANDING AT
     TITLE OF EACH CLASS                         April 30, 1998
     --------------------                       ----------------
Common Stock, $.10 par value                       4,160,693

============================================================================

                                     PART I

                              FINANCIAL INFORMATION

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands)

                                                     Three Months Ended
                                                          March 31,
                                                      1998          1997
                                                   ----------    ----------
REVENUES:

  Financial services                                 $3,022         1,946
  Real estate                                           178           182
  Investments and other                                  32           184
                                                   ----------    ----------
    Total revenues                                    3,232         2,312

EXPENSES:

  Financial service expense                           2,783         1,751
  Real estate                                           131           129
  General and administrative                            219           259
  Interest                                                4             3
                                                   ----------    ----------
    Total expenses                                    3,136         2,141
                                                   ----------    ----------

Operating income/(loss)                                  96           171

Equity in earnings/(loss) of
  unconsolidated affiliates (Note 3)                   (297)          462
                                                   ----------    ----------
Earnings/(loss) from continuing
  operations before income taxes
  and minority interest                                (201)          633

Income tax expense/(benefit)                            (64)          225

Minority interest                                        (1)          ---
                                                   ---------      ---------
Earnings/(loss) from continuing
  operations                                           (138)          408

Discontinued operations:
  Earnings/(loss) from discontinued operations
    net of income tax benefit of $19 and $(21)
    in 1998 and 1997, respectively.                      36           (42)

                                                   ----------    ----------
NET EARNINGS/(LOSS)                                   $(102)          366
                                                   ==========    ==========


See accompanying notes to consolidated financial statements

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
            CONSOLIDATED STATEMENT OF EARNINGS PER SHARE (UNAUDITED)



EARNINGS PER COMMON SHARE:
                                                           March 31,
                                                   ------------------------
                                                      1998           1997
                                                   ---------      ---------

Basic:
 Earnings/(loss) from continuing
  operations                                         $(0.03)         0.10

 Discontinued operations                               0.01         (0.01)
                                                   ----------    ----------
  Net earnings/(loss)                                $(0.02)         0.09


Diluted:
 Earnings/(loss) from continuing
  opertions                                          $(0.03)         0.10


 Discontinued operations                               0.01         (0.01)
                                                   ----------    ----------
  Net earnings/(loss)                                $(0.02)         0.09


Basic weighted average shares outstanding             4,159         4,032
                                                   ==========    ==========

Diluted weighted average shares outstanding           4,266         4,182
                                                   ==========    ==========






See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


(In thousands)

                                             March 31,             December 31,
                                               1998                    1997
                                           -------------          -------------
ASSETS

Current Assets:
  Cash and cash investments                      $3,354                  5,188
  Trading account securities                        697                    449
  Notes receivable - current                        818                  1,157
  Management fees and other receivables             750                    815
  Receivable from clearing broker                     0                    543
  Income taxes receivable                            34                      0
  Prepaid expenses and other                        451                    508
                                           -------------          -------------
      Total current assets                        6,104                  8,660



Notes receivable, less current portion            2,927                  2,982
Property and equipment                            1,760                  1,830
Investment in affiliates                         15,309                 15,611
Preferred stock investment                        2,078                    ---
Other assets                                        305                    318
                                           -------------          -------------
Total Assets                                    $28,483                 29,401
                                           =============          =============





See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

                                                March 31,          December 31,
                                                  1998                  1997
                                               -----------          -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable - trade                           $ 332                  614
  Payable to clearing broker                           142                  441
  Accrued compensation                                 132                  446
  Accrued expenses and other
     liabilities (Note 4)                            4,124                3,573
  Income taxes payable                                   0                  226
                                               -----------          -----------
      Total current liabilities                      4,730                5,300

Net deferred income tax liability                      740                  822
                                               -----------          -----------

      Total liabilities                              5,470                6,122

Minority interest                                       26                  175

Shareholders' Equity:
  Preferred stock, $1.00 par value,
    1,000,000shares authorized                        ----                 ----
  Common stock, $0.10 par value, shares
    authorized 20,000,000; issued 4,160,693
    at 3/31/98 and 4,160,861 at 12/31/97               416                  416
  Additional paid-in capital                         5,513                5,528
  Retained earnings                                 17,058               17,160
                                               -----------          -----------

      Total shareholders' equity                    22,987               23,104

Total Liabilities and Shareholders' Equity         $28,483               29,401
                                               ===========          ===========




See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)
                                                         Three Months Ended
                                                              March 31,
                                                       1998               1997
                                                  -----------        -----------
Cash flows from operating activities:
  Cash received from customers                        $3,243              1,930
  Cash paid to suppliers and employees                (3,229)            (2,335)
  Change in trading account securities                  (248)               (40)
  Change in receivable from clearing broker              244                100
  Interest paid                                           (4)                (3)
  Income taxes paid                                     (286)                (7)
  Interest, dividends and other investment
    proceeds                                              54                 46
                                                  -----------        -----------
      Net cash provided by (used in) operating
        activities                                      (226)              (309)

Cash flows from investing activities:
  Proceeds from sale of property and equipment             2                ---
  Payments for purchase property and equipment           (26)               (56)
  Proceeds from equity owners in investment              259                ---
  Investment in preferred stock                       (2,073)               ---
  Collection of notes receivable                         345                  9
  Other                                                   57                 21
                                                  -----------        -----------
    Net cash provided by (used in) investing
      activities                                      (1,436)               (26)

Cash flows from financing activities:
  Repayment of long term obligations                     ---               (542)
  Purchase/retire treasury stock                         (42)              (180)
  Exercise of stock options                               20                ---
  Distribution to minority interest                     (150)               ---
                                                  -----------        -----------
    Net cash provided by (used in) financing
      activities                                        (172)              (722)
                                                  -----------        -----------

Net change in cash and cash equivalents              $(1,834)            (1,057)
                                                  ===========        ===========

Cash and cash equivalents at beginning of period       5,188              5,770
                                                  -----------        -----------
Cash and cash equivalents at end of period            $3,354              4,713
                                                  ===========        ===========





See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In thousands)
                                                          Three Months Ended
                                                               March 31,
                                                         1998              1997
                                                      ---------        ---------
Reconciliation of net earnings to net cash from operating activities:

Net earnings                                            $(102)              366

Adjustments to reconcile net earnings to net cash from operating activities:

Depreciation and amortization                             149                87
Earnings from discontinued operations                     (55)              ---
Other miscellaneous gains                                 ---              (133)
Write-off of fixed assets                                   7               ---
Undistributed (earnings)/loss of affiliate                297              (399)
Change in federal income tax payable                     (256)               47
Minority interest in consolidated earnings                  1               ---
Provision for deferred tax asset                          (82)              150
Change in trading securities                             (248)              (40)
Change in receivable from clearing broker                 244               100
Change in management fees & other receivables              65              (431)
Change in prepaids & other current assets                  58              (140)
Change in other assets                                    ---                (3)
Change in trade payables                                 (282)             (206)
Change in accrued expenses & other liabilities            (22)              293
                                                     ---------         ---------

   Net cash from operating activities                   $(226)             (309)
                                                     =========         =========

Summary of non-cash transactions:

At March 31, 1997, the Company recognized a gain on the discontinuation of a lawyer's professional liability insurance exchange resulting from the reversal of accruals for contingencies which are no longer likely. The effect of this transaction was an increase to revenue and an increase to other assets of $133,000.


See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)



1.  GENERAL

The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles described in the audited financial statements for the year ended December 31, 1997 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of March 31, 1998 and the results of operations for the periods presented. These statements have not been audited or reviewed by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities Exchange Commission should be read in conjunction with this Quarterly Report on Form 10-Q. There have been no significant changes in the information reported in those notes other than from normal business activities of the Company.

Certain reclassifications have been made to amounts presented in prior periods to be consistent with the 1998 presentation.


2.  CONTINGENCIES

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

3.  EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATE

At March 31, 1998 the Company owned 15.9% (3,064,000 shares) of the outstanding common stock of Prime Medical Services, Inc. ("Prime"). The Company records its pro-rata share of Prime's results on the equity basis. Prime is in the business of providing lithotripsy services. The common stock of Prime is traded in the over-the-counter market under the symbol "PMSI". Prime is a Delaware corporation which is required to file annual, quarterly and other reports and documents with the Securities and Exchange Commission, which reports and documents contain financial and other information regarding Prime. Such reports and documents may be examined and copies may be obtained from the offices of the Securities and Exchange Commission.

At March 31, 1998 the Company owned 74.0% of Syntera HealthCare Corporation ("Syntera"). The Company records its pro-rata share of Syntera's results on the equity basis. Syntera specializes in the management of OB/GYN and related medical practices. The Company expects to reduce its ownership to a minority level as Syntera issues additional shares for future acquisitions. Due to the short time frame anticipated for this change in ownership to occur, the Company has accounted for its ownership on the equity basis in the first quarter of 1998.


4.  ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consists of the following:

                                                     March 31    December 31
                                                        1998         1997
                                                       -----        -----
Taxes payable-other ...............................$ 226,000      196,000
Commissions payable ...............................  300,000      287,000
Deferred income ...................................  571,000      280,000
Health insurance and other claims payable .........   18,000       59,000
Contractual/legal claims ........................  1,508,000    1,461,000
Vacation payable ..................................   98,000      102,000
Funds held for others .............................  334,000       58,000
Systems disposition costs ........................ 1,132,000    1,138,000
Other .............................................  (63,000)      (8,000)
                                                  ----------   ----------
                                                  $4,124,000    3,573,000
                                                  ==========   ==========

5.   Discontinued Operations

The Company, through its wholly owned subsidiary, APS Systems, Inc. ("Systems"), had previously developed software and marketed it to medical clinics and medical schools. This business segment became unprofitable and the Company ceased marketing the software and reduced the scope of Systems' operations to a level adequate to service existing clients through the terms of their contracts. The Company has assumed that all clients will have migrated to other software products by the end of 1999 and has reflected the expected financial impact of discontinuing this segment on that date in the 1997 financial statements.

Net assets/(liabilities) of the discontinued computer systems and software segment as of March 31, 1998 consisted of the following:


         Cash and cash investments                              $ 122.0
         Trade accounts receivable                                191.6
         Other receivables                                         20.9
         Prepaid and other current assets                          71.0
         Fixed assets, net of depreciation                         75.6
         Intercompany receivables                                 668.8
         Trade accounts payable                                    (4.6)
         Accrued expenses                                      (1,166.5)
                                                                --------
         Net liabilities                                        $ (21.2)
                                                                ========


6.   EARNINGS PER SHARE

Statement of Financial Accounting Standards No. 128, Earnings per Share ("Statement 128") specifies new measurement, presentation and disclosure requirements for earnings per share and is required to be applied retroactively upon initial adoption. The Company has adopted Statement 128 effective with the release of the December 31, 1997 earnings data, and accordingly, has restated herein all previously reported earnings per share data. Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflect dilution from all contingently issuable shares, including options and convertible debt. A reconciliation of income and average shares outstanding used in the calculation of basic and diluted earnings per share from continuing operations follows:

                                         For the Quarter Ended March 31, 1998
                                      ------------------------------------------
                                        Income          Shares        Per Share
                                      (Numerator)    (Denominator)      Amount

Loss from
 continuing operations                $(102,000)

Basic EPS
   Loss available
     to common stockholders            (102,000)       4,159,000         $(.02)

Effect of Dilutive Securities
   Options                                  ---              ---
   Contingently issuable shares          (5,000)         137,000
                                      ----------       ----------

Diluted EPS
   Loss available to
    common stockholders and
    assumed conversions              $(107,000)        4,266,000         $(.02)
                                     ===========       =========         ======




                                          For the Quarter Ended March 31, 1997
                                       -----------------------------------------
                                         Income          Shares       Per Share
                                       (Numerator)    (Denominator)     Amount

Earnings from continuing
   operations                           $366,000
Basic EPS
   Income available to                   366,000       4,032,000          $.09
    Common stockholders

Effect of Dilutive Securities
   Options                                   ---         150,000
   Contingently issuable shares              ---             ---
                                       ---------       ---------

Diluted EPS
   Income available to common
    stockholders and assumed
    conversions                         $366,000       4,182,000          $.09
                                        ========       =========         =====

     Unexercised employee stock options to purchase 366,800 shares of the Company's common stock as of March 31, 1998 were not included in the computations of diluted EPS because the effect would be antidilutive.

     Unexercised employee stock options to purchase 287,300 shares of the Company's common stock as of March 31, 1997 were not included in the computations of diluted EPS because the options' prices were greater than the average market price of the Company's common stock during the period.

     At March 31, 1998 the Company's affiliate, Syntera HealthCare Corp., had issued 241,000 shares which are convertible into 137,000 of the Company's common shares in the event that the Syntera shares are not publicly tradeable by May 1, 1999.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS

REVENUES

         Revenues from operations increased $920,000 (39.8%) for the three-month period ended March 31, 1998 compared to the same period in 1997. Financial services revenues increased while real estate and investments and other revenues decreased compared to the same period in 1997.

         Financial services revenues increased $1,076,000 (55.3%) for the three-month period ended March 31, 1998 compared to the same period in 1997. The increase in 1998 was due to greater commission income at the Company's broker/dealer subsidiary, APS Financial Corp. Total revenues at APS Financial rose $1,176,000 (128.2%). The higher commission income is primarily the result of a greater number of experienced brokers, most of whom joined the Company through the opening of a branch office in Houston, Texas on March 1, 1997. The Houston office currently employs eighteen brokers.
         Revenues from premium-based insurance management fees were down $100,000 (9.8%) for the three month period ended March 31, 1998 compared to the same period in 1997, due primarily to stiffer competition in the Texas professional liability insurance market which has resulted in fewer insureds and lower premium rates.

         Real estate revenues decreased $4,000 (2.2%) for the current year three-month period ended March 31, 1998 compared to the same period in 1997. The decrease in 1998 reflects greater utilization of the office building by the Company and affiliates at lower rates than outside tenants. Given the current economic good health of the Austin real estate market, it is reasonable to expect rental and occupancy rates to remain favorable throughout 1998.

         Investment and other income decreased $152,000 (82.6%) for the three-month period ended March 31, 1998 compared to the same period in 1997. The decrease in the current quarter was primarily due to a gain on the dissolution of an inactive insurance entity in the first quarter of 1997. In addition, investment and other income declined due to reduced interest income arising from a lower investable cash balance. Cash and cash investments was lower due to a $4,387,000 cash investment in the Company's OB/GYN management affiliate, Syntera HealthCare Corporation, in November 1997 and a March 1998 cash investment of $1,962,000 in a privately-held developer and operator of dedicated Alzheimer's care facilities, Uncommon Care, Inc.

EXPENSES

         Total operating expenses increased $995,000 (46.5%) for the three-month period ended March 31, 1998 compared to the same period in 1997. Financial services and real estate expenses increased while investments and other expenses decreased compared to the same period in 1997.

         Financial services expense increased $1,032,000 (58.9%) for the three-month period ended March 31, 1998 compared to the same period in 1997. The primary reason for the increase is higher commission expense resulting from the increase in commission revenue at the Company's broker/dealer subsidiary, APS Financial. In addition, general and administrative costs at APS Financial increased in the current quarter primarily as a result of opening the Houston branch office.
         Expenses at the insurance management subsidiary increased $36,000 (4.2%) for the three month period ended March 31, 1998 compared to the same period in 1997 due primarily to higher commissions expense which is the result of outside agents producing a higher percentage of total premiums. Partially offsetting this was a decrease in personnel related costs resulting from a reallocation of some salary expenses from operations to administration.

         General and administrative expense decreased $40,000 (15.4%) for the three-month period ended March 31, 1998 compared to the same period in 1997. The decrease in the current quarter was due primarily to the reversal of a certain contingent expense accrual deemed no longer necessary. Partially offsetting this was an increase in personnel related costs resulting from a reallocation of some salary expenses from operations to administratiion.


EQUITY IN EARNINGS/(LOSS) OF UNCONSOLIDATED AFFILIATES

         The Company's equity in earnings of Prime Medical Services, Inc. ("Prime") decreased $647,000 for the three month period ended March 31, 1998 compared to the same period in 1997. Current year earnings were adversely affected by a nonrecurring write-off of approximately $5.0 million in fees incurred in connection with a $100 million senior subordinated debt offering by Prime, completed in March 1998. In addition, Prime expensed an additional $1.6 million associated with nonrecurring restructuring/development costs. Excluding these non-recurring write-offs, Prime's net income for the first quarter of 1998 was $3.2 million compared to $3.1 million in the same quarter of 1997. The Company's percentage ownership of Prime was 15.9% at March 31, 1998.

         The Company's equity in the loss of Syntera HealthCare Corporation totaled $112,000 which represents the Company's 74.0% share of an after-tax loss at Syntera of $151,000. At March 31, 1998 Syntera had entered into management contracts with a total of four OB/GYN physicians. Long-term contracts were entered into with three additional physicians as of April 30, 1998.


MINORITY INTEREST

         The Company records twenty percent of the after-tax profit or loss of Insurance Services as minority interest on the condensed consolidated statement of operations as well as the condensed consolidated balance sheet. The minority interest was purchased in June 1997 by Florida Physicians Insurance Company for $2,000,000.

LIQUIDITY AND CAPITAL RESOURCES

         Current assets exceeded current liabilities by $1,374,000 and $3,360,000 at March 31, 1998, and December 31, 1997, respectively. The decrease was primarily the result of cash invested ($1,962,000) in Uncommon Care, Inc., a privately-held developer and operator of dedicated Alzheimer's care facilities.

         Capital  expenditures  through  the period  ended  March 31,  1998 were
approximately   $26,000.   Total  capital   expenditures   are  expected  to  be
approximately $150,000 in 1998.

         Historically, the Company has maintained a strong working capital position and, has been able to satisfy its operational and capital expenditure requirements with cash generated from its operating and investing activities. These same sources of funds have also allowed the Company to pursue investment and expansion opportunities consistent with its growth plans. To further its ability to meet its liquidity requirements and to accelerate its growth, the Company has established a $10,000,000 revolving line of credit with NationsBank of Texas, N.A. The line of credit is for a term of thirty-six months with a fluctuating interest rate (currently 8.25%) based upon the prime rate. No funds were advanced under this credit line as of April 30, 1998.

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


Item 5. OTHER INFORMATION

         On October 31, 1996, the Company invested $3,300,000 in common stock of Exsorbet Industries, Inc. ("Exsorbet") (NASDAQ:EXSO) with a put option. Exsorbet is a diversified environmental and technical services company. On November 26, 1996, the Company exercised its put in exchange for a note receivable from Exsorbet. The note is secured by the shares that were subject to the put plus all the stock and substantially all of the assets of a wholly owned subsidiary of Exsorbet.
         On November 13, 1997, the Company announced that it has reached an agreement with Consolidated Eco-Systems, Inc. ("Consolidated ECO", formerly Exsorbet) to restructure the terms of the $3,300,000 note due October 1, 1997. In exchange for additional collateral and certain covenants, APS has agreed to roll all interest due into the note and has extended the terms of the note for two years. Repayment terms are geared to track Consolidated ECO's improving cash flow and will include monthly payments of $40,000 from January 1, 1998 through September 30, 1998, at which time payments become $85,000. The remaining note balance is due October 1, 1999. No interest has been accrued on this note and, consequently, there was no income effect from converting the interest to additional debt.
         On March 13, 1998 Consolidated Eco announced that its subsidiary, 7-7 Inc., has been declared in default of a Loan Agreement, Security Agreement, and Forebearance Agreement by Dollar Bank of Cleveland, Ohio. Dollar Bank has additionally accelerated all amounts due to it from 7-7, Inc. The amounts total approximately $850,000. As a result of the actions of Dollar Bank, the business operations of 7-7, Inc. have effectively been terminated. APS is a second lien holder of the assets of 7-7, Inc. and does not expect to recoup any funds realized by the foreclosure and subsequent sale of these assets by Dollar Bank. However, APS's debt continues to be collateralized by common stock of Consolidated Eco and one of its subsidiaries, Eco Acquisition, Inc. APS is also the second lien holder of the assets of another Consolidated Eco subsidiary, LARCO Environmental Services, Inc.

         On March 20, 1998 the Company purchased non-voting convertible preferred stock of Uncommon Care, Inc., a developer and operator of dedicated Alzheimer's care facilities. The shares are convertible into approximately 34% of Uncommon Care's equity. In addition to the purchase price of approximately $2.0 million, APS has provided a line of credit to Uncommon Care of $2.4 million to be used for working capital and interim development financing. As of April 30, 1998 no funds had been advanced. On April 28, 1998 the Company announced that Uncommon Care was opening its third residential care facility, located in Austin, and has broken ground on a fourth facility, located in Houston.

         On April 23, 1998 the Company's affiliate, APS Practice Management, announced that it had changed its name to Syntera HealthCare Corporation ("Syntera"). Syntera is a physician practice management company specializing in OB/GYN practices. The Company is currently a 74% owner of Syntera, a percentage expected to decline to a minority level as Syntera issues additional shares for future acquisitions. Syntera also announced that it had signed additional physician contracts in its Austin, Texas location and had established a San Antonio presence by entering into contracts with two physicians there.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         27       Financial data schedule as of March 31, 1998.

(b)      Current reports on Form 8-K.

                  No current reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     AMERICAN PHYSICIANS SERVICE GROUP, INC.




Date: May 15, 1998               By:  /s/     William H. Hayes
                                      --------------------------------------
                                      William H. Hayes, Vice President
                                       and Chief Financial Officer