Form 10-Q
period 1998-06-30
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 1998-08-14
CIK 724024

=====================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE PERIOD ENDED JUNE 30, 1998

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

                                NUMBER OF SHARES
                                 OUTSTANDING AT
     TITLE OF EACH CLASS                         JULY 31, 1998
     --------------------                       ----------------
Common Stock, $.10 par value                       4,160,683

============================================================================

                                     PART I

                              FINANCIAL INFORMATION

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands)

                                                     Three Months Ended                Six Months Ended
                                                          June 30,                          June 30,
                                                   ------------------------        ------------------------
                                                      1998          1997             1998            1997
                                                   ----------    ----------        ---------       --------
REVENUES:

  Financial services                                 $3,271         1,625            6,293          3,570
  Real estate                                           181           168              359            350
  Investments and other                                   9            52               41            236
                                                   ----------    ----------        --------        -------
    Total revenues                                    3,461         1,845            6,693          4,156

EXPENSES:

  Financial service expense                           2,954         1,858            5,737          3,601
  Real estate                                           135           129              266            258
  General and administrative                            338           522              557            787
  Interest                                                9             2               13              5
                                                   ----------    ----------        --------        -------
    Total expenses                                    3,436         2,511            6,573          4,651
                                                   ----------    ----------        --------        -------

Operating income/(loss)                                  25          (666)             120           (495)

Equity in earnings of
  unconsolidated affiliates (Note 3)                    527           580              230          1,041
                                                   ----------    ----------        --------       --------
Earnings/(loss) from continuing
  operations before income taxes
  and minority interest                                 552           (86)             350            546

Gain on sale of portion of subsidiary                   ---         1,899              ---          1,899

Income tax expense                                      193           622              129            847

Minority interest                                        (1)          ---               (2)           ---
                                                   ---------      ---------        --------       --------
Earnings from continuing
  operations                                            358         1,191              219          1,598

Discontinued operations:
  Earnings/(loss) from discontinued operations
   net of income tax (benefit) of $0 and $(21)
   and $19 and $71 for the three and six
   months in 1998 and 1997, respectively.               ---           (97)              36          (138)

Loss on disposal of computer software  segment,
  net of income tax benefit of $0 and $411 and
  $0 and $411 for the three and six months in 1998
  and 1997, respectively.                               ---          (798)             ---          (798)

                                                   ----------    ----------        --------       -------
NET EARNINGS                                          $ 358           296              255           662
                                                   ==========    ==========        ========       =======


See accompanying notes to consolidated financial statements

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
            CONSOLIDATED STATEMENT OF EARNINGS PER SHARE (UNAUDITED)



EARNINGS PER COMMON SHARE:

                                                      Three Months Ended                  Six Months Ended
                                                           June 30,                            June 30,
                                                   ------------------------         ----------------------------
                                                      1998           1997               1998              1997
                                                   ---------      ---------          ---------         ---------

Basic:
 Earnings/(loss) from continuing
  operations                                         $ 0.09          0.29               0.05              0.39

 Discontinued operations                               0.00         (0.22)              0.01             (0.23)
                                                   ---------     ---------           --------          --------
  Net earnings/(loss)                                $ 0.09          0.07               0.06              0.16
                                                   =========     =========           ========          ========

Diluted:
 Earnings/(loss) from continuing
  opertions                                          $ 0.08          0.28               0.05              0.38


 Discontinued operations                               0.00         (0.21)              0.01             (0.22)
                                                   ---------     ---------           --------          --------
  Net earnings/(loss)                                $ 0.08          0.07               0.06              0.16
                                                   =========     =========           ========          ========


Basic weighted average shares outstanding             4,161         4,086              4,160             4,059
                                                   =========     =========           ========          ========

Diluted weighted average shares outstanding           4,477         4,194              4,437             4,183
                                                   =========     =========           ========          ========






See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


(In thousands)

                                             June 30,             December 31,
                                               1998                    1997
                                           -------------          -------------
ASSETS

Current Assets:
  Cash and cash investments                      $2,861                  5,188
  Trading account securities                      1,039                    449
  Notes receivable - current                        812                  1,157
  Management fees and other receivables           1,020                    815
  Receivable from clearing broker                     4                    543
  Income taxes receivable                            70                      0
  Prepaid expenses and other                        516                    508
                                           -------------          -------------
      Total current assets                        6,322                  8,660



Notes receivable, less current portion            3,703                  2,982
Property and equipment                            1,716                  1,830
Investment in affiliates                         15,837                 15,611
Preferred stock investment                        2,078                    ---
Other assets                                        292                    318
                                           -------------          -------------
Total Assets                                    $29,948                 29,401
                                           =============          =============





See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

                                                June 30,          December 31,
                                                  1998                  1997
                                               -----------          -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable - trade                           $ 475                  614
  Payable to clearing broker                           ---                  441
  Accrued compensation                                 225                  446
  Accrued expenses and other
     liabilities (Note 4)                            5,011                3,573
  Income taxes payable                                 ---                  226
                                               -----------          -----------
      Total current liabilities                      5,711                5,300

Net deferred income tax liability                      865                  822
                                               -----------          -----------

      Total liabilities                              6,576                6,122

Minority interest                                       27                  175

Shareholders' Equity:
  Preferred stock, $1.00 par value,
    1,000,000shares authorized                        ----                 ----
  Common stock, $0.10 par value, shares
    authorized 20,000,000; issued 4,160,693
    at 3/31/98 and 4,160,861 at 12/31/97               416                  416
  Additional paid-in capital                         5,514                5,528
  Retained earnings                                 17,415               17,160
                                               -----------          -----------

      Total shareholders' equity                    23,345               23,104

Total Liabilities and Shareholders' Equity         $29,948               29,401
                                               ===========          ===========




See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)
                                                       Six Months Ended
                                                            June 30,
                                                      1998               1997
                                                  -----------        -----------
Cash flows from operating activities:
  Cash received from customers                        $6,447              3,562
  Cash paid to suppliers and employees                (5,458)            (3,145)
  Change in trading account securities                  (590)               148
  Change in receivable from clearing broker               98               (297)
  Interest paid                                          (13)                (5)
  Income taxes paid                                     (389)              (244)
  Interest, dividends and other investment
    proceeds                                              41                 89
                                                  -----------        -----------
      Net cash provided by operating
        activities                                       136                108

Cash flows from investing activities:
  Proceeds from sale of property and equipment             2                ---
  Payments for purchase property and equipment           (68)              (236)
  Proceeds from equity owners in investment              264                ---
  Investment in preferred stock                       (2,074)               ---
  Funds loaned to others                                (875)               (30)
  Collection of notes receivable                         401                 15
  Other                                                   59                 10
                                                  -----------        -----------
    Net cash used in investing
      activities                                      (2,291)              (241)

Cash flows from financing activities:
  Repayment of long term obligations                     ---               (542)
  Purchase/retire treasury stock                         (42)              (317)
  Exercise of stock options                               20                219
  Distribution to minority interest                     (150)               ---
                                                  -----------        -----------
    Net cash used in financing
      activities                                        (172)              (640)
                                                  -----------        -----------

Net change in cash and cash equivalents              $(2,327)              (773)
                                                  -----------        -----------

Cash and cash equivalents at beginning of period       5,188              5,770
                                                  -----------        -----------
Cash and cash equivalents at end of period            $2,861              4,997
                                                  ===========        ===========





See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In thousands)
                                                          Six Months Ended
                                                               June 30,
                                                        1998              1997
                                                      ---------        ---------
Reconciliation of net earnings to net cash from operating activities:

Net earnings                                             $255               662

Adjustments to reconcile net earnings
  to net cash from operating activities:

Depreciation and amortization                             295               181
Earnings from discontinued operations                     (55)              209
Loss on disposal of discontinued operations               ---             1,209
Write-off of fixed assets                                   9               ---
Undistributed (earnings)/loss of affiliate               (230)           (1,041)
Change in federal income tax payable                     (296)              258
Minority interest in consolidated earnings                  2               ---
Provision for deferred taxes                               42              (137)
Change in trading securities                             (590)              148
Change in receivable from clearing broker                  98              (297)
Change in management fees & other receivables            (205)           (2,593)
Change in prepaids & other current assets                  (8)             (119)
Change in other assets                                    ---              (125)
Change in trade payables                                 (139)              (58)
Change in accrued expenses & other liabilities            958             1,811
                                                     ---------         ---------

   Net cash from operating activities                    $136               108
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


See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)



1.  GENERAL

The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles described in the audited financial statements for the year ended December 31, 1997 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of June 30, 1998 and the results of operations for the periods presented. These statements have not been audited or reviewed by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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

3.  EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATE

     At June 30, 1998 the Company owned 16.3% (3,064,000 shares) of the outstanding common stock of Prime Medical Services, Inc. ("Prime"). The Company records its pro-rata share of Prime's results on the equity basis. Prime is primarily in the business of providing lithotripsy services. The common stock of Prime is traded in the over-the-counter market under the symbol "PMSI". Prime is a Delaware corporation which is required to file annual, quarterly and other reports and documents with the Securities and Exchange Commission, which reports and documents contain financial and other information regarding Prime. Such reports and documents may be examined and copies may be obtained from the offices of the Securities and Exchange Commission.

At June 30, 1998 the Company owned 69.4% of Syntera HealthCare Corporation ("Syntera"). The Company records its pro-rata share of Syntera's results on the equity basis. Syntera specializes in the management of OB/GYN and related medical practices. The Company expects to reduce its ownership to a minority level as Syntera issues additional shares for future acquisitions. Due to the short time frame anticipated for this change in ownership to occur, the Company has accounted for its ownership on the equity basis in the first and second quarters of 1998.


4.  ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consists of the following:

                                                  June 30           December 31
                                                    1998                1997
                                                 ---------         ------------
Taxes payable-other                             $ 199,000             196,000
Commissions payable                               550,000             287,000
Deferred income (Note 7)                        1,257,000             280,000
Health insurance and other claims payable           7,000              59,000
Contractual/legal claims                        1,398,000           1,461,000
Vacation payable                                   95,000             102,000
Funds held for others                             308,000              58,000
Systems disposition costs                       1,248,000           1,138,000
Other                                             (51,000)             (8,000)
                                                ----------          ----------
                                               $5,011,000           3,573,000
                                                ==========          ==========

5.   DISCONTINUED OPERATIONS

The Company, through its wholly owned subsidiary, APS Systems, Inc. ("Systems"), had previously developed software and marketed it to medical clinics and medical schools. This business segment became unprofitable and the Company ceased marketing the software and reduced the scope of Systems' operations to a level adequate to service existing clients through the terms of their contracts. The Company assumed that all clients would migrate to other software products by the end of 1999 and reflected the expected financial impact of discontinuing this segment on that date in the 1997 financial statements.

Net assets/(liabilities) of the discontinued computer systems and software segment as of June 30, 1998 consisted of the following:


          Cash and cash investments                 $    24.8
          Trade accounts receivable                     156.9
          Other receivables                               6.2
          Prepaid and other current assets               58.6
          Fixed assets, net of depreciation              62.1
          Intercompany receivables                      948.9
          Trade accounts payable                         (1.7)
          F.I.T. Payable                                (18.6)
          Accrued expenses                           (1,276.9)
                                                     ---------
         Net liabilities                             $  (39.7)
                                                     =========



6.   EARNINGS PER SHARE

Statement of Financial Accounting Standards No. 128, Earnings per Share ("Statement 128") specifies new measurement, presentation and disclosure requirements for earnings per share and is required to be applied retroactively upon initial adoption. The Company adopted Statement 128 effective December 31, 1997, and accordingly, has restated herein all previously reported earnings per share data. Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflect dilution from all contingently issuable shares, including options and convertible debt. A reconciliation of income and average shares outstanding used in the calculation of basic and diluted earnings per share from continuing operations follows:

                                      For the Three Months Ended June 30, 1998
                                      -----------------------------------------
                                         Income        Shares        Per Share
                                      (Numerator)   (Denominator)     Amount
                                      -----------   -------------    ----------
Earnings from
 continuing operations                  358,000

Basic EPS
 Income available to
     common stockholders                358,000        4,161,000         $0.09

Effect of Dilutive Securities
   Options                                  ---          102,000
   Contingently issuable shares          (1,000)         214,000
                                      ----------       ----------

Diluted EPS
 Income available to
    common stockholders and
    assumed conversions               $ 357,000       4,477,000           $0.08
                                      ==========      ==========          =====



                                     For the Three Months Ended June 30, 1997
                                     -----------------------------------------
                                        Income         Shares        Per Share
                                     (Numerator)    (Denominator)      Amount
                                     -----------    -------------    ---------
Earnings from continuing
   operations                       $ 1,191,000

Discontinued Operations                (895,000)

Basic EPS
   Income available to                  296,000        4,086,000         $0.07
    Common stockholders

Effect of Dilutive Securities
   Options                                  ---          108,000
   Contingently issuable shares             ---              ---
                                     -----------       -----------

Diluted EPS
   Income available to common
    stockholders and assumed
    conversions                       $ 296,000        4,194,000         $0.07
                                       =========       =========         ======

                                       For the Six Months Ended June 30, 1998
                                       ---------------------------------------
                                         Income        Shares        Per Share
                                      (Numerator)   (Denominator)      Amount
                                      ----------    ------------     ---------
Earnings from
 continuing operations                  255,000

Basic EPS
 Income available to
     common stockholders                255,000        4,160,000         $0.06

Effect of Dilutive Securities
   Options                                  ---          102,000
   Contingently issuable shares          (7,000)         175,000
                                      ----------       ----------

Diluted EPS
 Income available to
    common stockholders and
    assumed conversions               $ 248,000       4,437,000          $0.06
                                      =========       =========          ======


                                       For the Six Months Ended June 30, 1997
                                       ---------------------------------------
                                         Income        Shares        Per Share
                                      (Numerator)   (Denominator)      Amount
                                      ----------    ------------     ---------

Earnings from continuing              $1,598,000
   Operations

Discontinued Operations                 (936,000)

Basic EPS
   Income available to                   662,000      4,059,000           $.16
    Common stockholders

Effect of Dilutive Securities
   Options                                   ---        124,000
   Contingently issuable shares              ---            ---
                                      ----------      ---------

Diluted EPS
   Income available to common
    stockholders and assumed
    conversions                         $662,000      4,183,000           $.16
                                        ========      =========         =======

         Unexercised employee stock options to purchase 581,300 shares of the Company's common stock as of June 30, 1998 were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the Company's common stock during the period.

         Unexercised employee stock options to purchase 522,300 shares of the Company's common stock as of June 30, 1997 were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the Company's common stock during the period.

         At June 30, 1998 the Company's affiliate, Syntera HealthCare Corp., had issued 329,000 shares which are convertible into 175,000 of the Company's common shares in the event that the Syntera shares are not publicly tradeable within two years of their determination date.


7.       DEFERRED INCOME

         The Company's policy is to defer quarterly recognition of the profit sharing component of insurance management fees. The Company utilizes this approach because the profit sharing formula is contingent and based on annual net earnings. Accordingly, any potential income to be recognized by the Company is dependent on the annual earnings of the managed entity. Income will be recognized when all uncertainties as to collectibility have been resolved. Typically, this is not until the fourth quarter of the fiscal year.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS

         The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Readers should not place undue reliance on forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. In addition to any risks and uncertainties specifically identified in the text surrounding such forward-looking statements, the reader should consult the Company's reports on previous Form 10-Q and other filings under the Securities Act of 1933 and the Securities Exchange Act of 1934, for factors that could cause actual results to differ materially from those presented.

         The forward-looking statements herein are necessarily based on various assumptions and estimates and are inherently subject to various risks and uncertainties, including risks and uncertainties relating to the possible invalidity of the underlying assumptions and estimates and possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including customers, suppliers, business partners and competitors and legislative, judicial and other governmental authorities and officials. Assumptions relating to the foregoing involve judgements with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Any such assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Report on Form 10-Q will prove to be accurate.


RESULTS OF OPERATIONS

REVENUES

         Revenues from operations increased $1,617,000 (87.6%) and $2,537,000 (61.0%) for the three and six month periods ended June 30, 1998 compared to the same periods in 1997, respectively. For both the three and six month periods in 1998, financial services and real estate revenues increased while investments and other revenues decreased compared to the same periods in 1997.

         Financial services revenues increased $1,646,000 (101.3%) and $2,723,000 (76.3%) for the three and six month periods ended June 30, 1998 compared to the same periods in 1997, respectively. The increase in both periods of 1998 was due to greater commission income at the Company's broker/dealer subsidiary, APS Financial Corp. Total revenues at APS Financial rose $1,556,000 (227.7%) in the current quarter as a result of a more favorable bond market, a greater number of institutional accounts and a greater number of experienced brokers, most of whom joined the Company in the latter half of 1997 through the branch office in Houston, Texas. For the six month period ended June 30, 1998 revenues rose $2,741,000 (172.0%) compared to the same period in 1997. The Houston office, which currently employs seventeen brokers, contributed approximately $1,000,000 of this six month increase.
         Revenues from premium-based insurance management fees were up $103,000 (11.0%) and $3,000 (0.1%) for the three month and six month periods ended June 30, 1998 compared to the same periods in 1997, respectively. The three month increase was due to a non-recurring premium. This was offset in the six month period by stiffer competition in the Texas professional liability insurance market which has resulted in fewer insureds and lower premium rates.

         Real estate revenues increased $13,000 (7.7%) and $9,000 (2.6%) for the three and six month periods ended June 30, 1998 compared to the same periods in 1997, respectively. The current three month increase reflects a higher utilization of the office building by outside tenants and affiliates. Given the current economic good health of the Austin real estate market, it is reasonable to expect rental and occupancy rates to remain favorable throughout 1998.

         Investment and other income decreased $43,000 (82.7%) and $195,000 (82.6%) for the three and six month periods ended June 30, 1998 compared to the same periods in 1997, respectively. The decrease in the current quarter was primarily due to a decline in interest income arising from a lower investable cash balance. The cash balance declined due to a $4,387,000 cash investment in the Company's OB/GYN management affiliate, Syntera HealthCare Corporation, in November 1997 and a March 1998 cash investment of $1,962,000 in a privately-held developer and operator of dedicated Alzheimer's care facilities, Uncommon Care, Inc. The six month decrease in 1998 was due to the lower investable cash balance as well as to a gain on the dissolution of an inactive insurance entity in the first quarter of 1997.


EXPENSES

         Total operating expenses increased $925,000 (36.8%) and $1,922,000 (41.3%) for the three and six month periods ended June 30, 1998 compared to the same periods in 1997, respectively. For both the three and six month periods in 1998, financial services and real estate expenses increased while investments and other expenses decreased compared to the same periods in 1997.

         Financial services expense increased $1,096,000 (59.0%) and $2,136,000 (59.3%) for the three and six month periods ended June 30, 1998 compared to the same periods in 1997, respectively. The primary reason for the current year increase is higher commission expense resulting from the increase in commission revenue at the Company's broker/dealer subsidiary, APS Financial. In addition, general and administrative costs at APS Financial increased in both periods in 1998 primarily as a result of opening the Houston branch office as well as costs associated with opening a new asset management division at the Austin office.
         Expenses at the insurance management subsidiary increased $121,000 (13.7%) and $157,000 (9.1%) for the three and six month periods ended June 30, 1998 compared to the same periods in 1997, respectively, due primarily to higher commission expense which is the result of outside agents producing a higher percentage of total premiums. Partially offsetting this was a decrease in personnel related costs resulting from a reallocation of some salary expenses from operations to administrative.

         General and administrative expense decreased $184,000 (35.2%) and $230,000 (29.2%) for the three and six month periods ended June 30, 1998 compared to the same periods in 1997, respectively. The decrease in the current quarter was due primarily to personnel costs expensed in 1997 at the parent Company but reclassified to the affiliate, Syntera HealthCare, in 1998. The six month variance was also affected by the reversal of a certain contingent expense accrual deemed no longer necessary. Partially offsetting these variances was an increase in personnel related costs resulting from a reallocation of some salary expenses from operations to administrative.


EQUITY IN EARNINGS/(LOSS) OF UNCONSOLIDATED AFFILIATES

         The Company's equity in earnings of Prime Medical Services, Inc. ("Prime") decreased $10,000 (1.8%) and $657,000 (63.2%) for the three and six month periods ended June 30, 1998 compared to the same periods in 1997, respectively. Current year earnings were adversely affected by a nonrecurring write-off of approximately $5.0 million in fees incurred in connection with a $100 million senior subordinated debt offering by Prime, completed in March
1998. In addition, Prime expensed an additional $1.6 million in the first quarter of 1998 associated with nonrecurring restructuring/development costs. The Company's percentage ownership of Prime was 16.3% at June 30, 1998. This percentage is up from 15.9% at March 31, 1998 as the total number of common shares outstanding has been reduced as a result of the stock buy-back program Prime has implemented this year.

         The Company's equity in the loss of Syntera HealthCare Corporation totaled $41,000 and $153,000 for the three and six month periods ended June 30, 1998. The Company's equity ownership percentage in Syntera dropped from 74.0% at March 31, 1998 to 69.4% at June 30, 1998 as three additional physicians were issued shares upon signing long-term management contracts. Syntera had entered into management contracts with a total of seven OB/GYN physicians at June 30, 1998. Long-term contracts were entered into with three additional physicians as of August 1, 1998 bringing the total number of practices under contract to ten.

MINORITY INTEREST

         The Company records twenty percent of the after-tax profit or loss of Insurance Services as minority interest on the condensed consolidated statement of operations as well as the condensed consolidated balance sheet. The minority interest was purchased in June 1997 by Florida Physicians Insurance Company for $2,000,000.


LIQUIDITY AND CAPITAL RESOURCES

         Current assets exceeded current liabilities by $611,000 and $3,360,000 at June 30, 1998, and December 31, 1997, respectively. The decrease was primarily the result of a $1,962,000 March 1998 cash investment in Uncommon Care, Inc., a privately-held developer and operator of dedicated Alzheimer's care facilities. In addition, the Company loaned $875,000 to Uncommon Care bearing interest at 10%, payable quarterly with the principal due in March 2003. The loan is part of the $2,400,000 line of credit the Company agreed to provide per the purchase agreement with Uncommon Care dated March 20, 1998. Working capital was reduced since the loan is classified as long term.

         Capital  expenditures  through  the  period  ended  June 30,  1998 were
approximately   $68,000.   Total  capital   expenditures   are  expected  to  be
approximately $150,000 in 1998.

     Historically, the Company has maintained a strong working capital position and, has been able to satisfy its operational and capital expenditure requirements with cash generated from its operating and investing activities. These same sources of funds have also allowed the Company to pursue investment and expansion opportunities consistent with its growth plans. To further its ability to meet its liquidity requirements and to accelerate its growth, the Company has established a $10,000,000 revolving line of credit with NationsBank of Texas, N.A. The line of credit is for a term of thirty-six months with a fluctuating interest rate (currently 8.25%) based upon the prime rate. The line is secured by securities owned by the Company. A total of $300,000 was advanced under this credit line as of July 31, 1998.


YEAR 2000 COMPLIANCE


         The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches and has formed a company-wide committee to develop an implementation plan to resolve the issue. The Company's goal is to have assurances that all hardware and software operating systems within the Company is Year 2000 compliant by the end of the fiscal year 1998. The Company anticipates the necessary actions to be Year 2000 compliant will be performed internally, in the ordinary course of business, at a cost not to exceed $100,000. In addition, the Company has received written assurances from some, but not all, of its significant outside vendors that they are, or expect to be, Year 2000 compliant in time. The Company feels there is still sufficient time to confirm the level of compliance with those outside vendors that have not yet responded to or have not yet been requested to provide written assurances.

     Significant uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance. Any year 2000 compliance problem of either the Company or its vendors, third party payors or customers could have a material adverse effect on the Company's business, results of operations, financial condition and prospects. The Company does not yet have a contingency plan to handle the most reasonably likely worst case scenarios but intends to create one by fiscal year end 1998.


NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued FASB No. 131, Disclosure about Segments of an Enterprise and Related Information, which the Company is required to adopt for annual periods beginning after December 15, 1997 and interim periods beginning in fiscal year 1999. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires that those companies report information about segments in interim financial reports issued to shareholders. The Company will comply with this expanded disclosure requirement beginning with the December 31, 1998 financial statements.

     In June 1998, the AICPA issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities, which is effective for financial statements for fiscal years beginning after December 15, 1998. The SOP requires costs of start-up activities and organizational costs to be expensed as incurred. The Company's affiliate, Syntera Healthcare, has incurred start-up costs which, when expensed this year, will roll through equity income of the Company. These costs are insignificant and will not have a material adverse effect on the Company's financials.

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


Item 4. Results of Votes of Security Holders

         On June 11, 1998 the annual meeting of shareholders of American Physicians Service Group, Inc. was held in Austin, Texas. Shareholders voted on the following two items.

       a.) Election of Directors

         The names of the directors elected at the meeting along with number of votes for, against and withheld are as follows:

         Name                       For             Against            Withheld
         -------------------      ---------       ----------         -----------
         Jack Murphy              3,359,547         301,516              ---
         Robert L. Myer           3,359,917         301,146              ---
         William A. Searles       3,359,917         301,146              ---
         Kenneth S. Shifrin       3,359,917         301,146              ---


       b.) Proposal to Amend the 1995 Incentive and Non-Qualified Stock Option
            Plan

         Shareholders were asked to vote on a proposal to increase the aggregate number of shares of common stock that may be issued upon the exercise of all options under the 1995 Plan by 400,000 to a new maximum of 1,200,000. The proposal passed and the results of the vote for, against, and withheld are as follows:

         For               2,083,204
         Against             799,072
         Withheld                ---

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

         On November 13, 1997, the Company announced that it has reached an agreement with Consolidated Eco-Systems, Inc. ("Consolidated ECO", formerly Exsorbet) to restructure the terms of the $3,300,000 note due October 1, 1997. In exchange for additional collateral and certain covenants, APS has agreed to roll all interest due into the note and has extended the terms of the note for two years. Repayment terms are geared to track Consolidated ECO's cash flow and will include monthly payments of $40,000 from January 1, 1998 through September 30, 1998, at which time payments become $85,000. The remaining note balance is due October 1, 1999. No interest has been accrued on this note and, consequently, there was no income effect from converting the interest to additional debt.
         On March 13, 1998 Consolidated Eco announced that its subsidiary, 7-7 Inc., had been declared in default of a Loan Agreement, Security Agreement, and Forebearance Agreement by Dollar Bank of Cleveland, Ohio. Dollar Bank had additionally accelerated all amounts due to it from 7-7, Inc. The amounts totaled approximately $850,000. As a result of the actions of Dollar Bank, the business operations of 7-7, Inc. were terminated. APS is a second lien holder of the assets of 7-7, Inc. and does not expect to recoup any funds realized by the foreclosure and subsequent sale of these assets by Dollar Bank. However, APS's debt continues to be collateralized by common stock of Consolidated Eco and one of its subsidiaries, Eco Acquisition, Inc. APS is also the second lien holder of the assets of another Consolidated Eco subsidiary, LARCO Environmental Services, Inc.

         On June 17, 1998 the Company filed suit against Consolidated Eco-Systems, Inc. and its directors and officers alleging breach of contract, negligent misrepresentation and conspiracy. The misrepresentations include, but are not limited to, incorrect financial statements and financial projections, failure to disclose bargain-priced stock options to the directors and officers, failure to apprise APS of the lack of due diligence performed on 7-7, Inc., failure to capitalize 7-7, Inc., acquisition of additional indebtedness without APS's knowledge or consent, disposition of assets without APS's knowledge or consent and failure to report material adverse changes in Con-Eco's and its subsidiaries' financial condition. APS is seeking final judgement against defendants, jointly and severally, for all actual damages, interest, attorney's fees, court costs, and for any other relief to which APS may be entitled, at law or in equity. Both Con-Eco and its D&O insurance carrier have been notified of this suit.

         On March 20, 1998 the Company purchased non-voting convertible preferred stock of Uncommon Care, Inc., a developer and operator of dedicated Alzheimer's care facilities. The shares are convertible into approximately 34% of Uncommon Care's equity. In addition to the purchase price of approximately $2.0 million, APS has provided a line of credit to Uncommon Care of $2.4 million to be used for working capital and interim development financing. As of July 31, 1998 a total of $1,175,000 has been advanced.

         On April 23, 1998 the Company's affiliate, APS Practice Management, announced that it had changed its name to Syntera HealthCare Corporation ("Syntera"). Syntera is a physician practice management company specializing in OB/GYN practices. The Company is currently a 69% owner of Syntera, a percentage expected to decline to a minority level as Syntera issues additional shares for future acquisitions. During the second quarter Syntera also announced that it had signed additional physician contracts in its Austin, Texas location and had established a San Antonio presence by entering into contracts with two physicians there. Subsequent to the second quarter, the Company entered into contracts with three additional physicians bringing the total practices under contract to ten.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

                  None

(b)      Current reports on Form 8-K.

                  No current reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     AMERICAN PHYSICIANS SERVICE GROUP, INC.




Date: August 14, 1998               By:  /s/     William H. Hayes
                                      --------------------------------------
                                      William H. Hayes, Vice President
                                       and Chief Financial Officer