Form 10-Q
period 1998-09-30
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 1998-11-16
CIK 724024

=====================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE PERIOD ENDED SEPTEMBER 30, 1998

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

                                NUMBER OF SHARES
                                 OUTSTANDING AT
     TITLE OF EACH CLASS                        OCTOBER 31, 1998
     --------------------                       ----------------
Common Stock, $.10 par value                       4,168,083

============================================================================

                                     PART I

                              FINANCIAL INFORMATION

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands)

                                                     Three Months Ended                Nine Months Ended
                                                        September 30,                    September 30,
                                                   ------------------------        ------------------------
                                                      1998          1997             1998            1997
                                                   ----------    ----------        ---------       --------
REVENUES:

  Financial services                                 $3,307         2,792            9,599          6,363
  Real estate                                           174           159              533            509
  Investments and other                                  28            78               69            311
                                                   ----------    ----------        --------        -------
    Total revenues                                    3,509         3,029           10,201          7,183

EXPENSES:

  Financial service expense                           3,209         2,445            8,946          6,054
  Real estate                                           135           132              401            390
  General and administrative                            365           298              922            879
  Interest                                               11             7               24             12
                                                   ----------    ----------        --------        -------
    Total expenses                                    3,720         2,883           10,293          7,335
                                                   ----------    ----------        --------        -------

Operating income/(loss)                                (211)          146              (92)          (152)

Equity in earnings of
  unconsolidated affiliates (Note 3)                    546           596              776          1,439
                                                   ----------    ----------        --------       --------
Earnings from continuing
  operations before income taxes
  and minority interest                                 335           742              684          1,287

Gain on sale of portion of subsidiary                   ---           ---              ---          1,899

Income tax expense                                      119           251              247          1,097

Minority interest                                         3            (5)               1             (5)
                                                   ---------      ---------        --------       --------
Earnings from continuing
  operations                                            219           486              438          2,084

Discontinued operations:
  Earnings/(loss) from discontinued operations
  net of income tax (benefit) of $0 and $19 and $0
  and $71 for the three and nine months in 1998
  and 1997, respectively.                               ---           ---               36           (138)

  Loss on disposal of computer software  segment,
  net of income tax benefit of $0 and $0 and
  $0 and $411 for the three and nine months in
  1998 and 1997, respectively.                          ---           ---              ---           (798)

                                                   ----------    ----------        --------       -------
NET EARNINGS                                          $ 219           486              475          1,148
                                                   ==========    ==========        ========       =======


See accompanying notes to consolidated financial statements

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
            CONSOLIDATED STATEMENT OF EARNINGS PER SHARE (UNAUDITED)



EARNINGS PER COMMON SHARE:

                                                      Three Months Ended                  Nine Months Ended
                                                         September 30,                      September 30,
                                                   ------------------------         ----------------------------
                                                      1998           1997               1998              1997
                                                   ---------      ---------          ---------         ---------

Basic:
 Earnings from continuing
  operations                                         $ 0.05          0.12               0.11              0.51

 Discontinued operations                               0.00          0.00               0.01             (0.23)
                                                   ---------     ---------           --------          --------
  Net earnings                                       $ 0.05          0.12               0.11              0.28
                                                   =========     =========           ========          ========

Diluted:
 Earnings from continuing
  opertions                                          $ 0.04          0.11               0.09              0.50


 Discontinued operations                               0.00          0.00               0.01             (0.22)
                                                   ---------     ---------           --------          --------
  Net earnings                                       $ 0.04          0.11               0.09              0.27
                                                   =========     =========           ========          ========


Basic weighted average shares outstanding             4,165         4,145              4,162             4,088
                                                   =========     =========           ========          ========

Diluted weighted average shares outstanding           4,689         4,251              4,563             4,205
                                                   =========     =========           ========          ========






See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


(In thousands)

                                             September 30,          December 31,
                                                1998                    1997
                                           -------------          -------------
ASSETS

Current Assets:
  Cash and cash investments                      $3,867                  5,188
  Trading account securities                        594                    449
  Notes receivable - current                        191                  1,157
  Management fees and other receivables             960                    815
  Receivable from clearing broker                   438                    543
  Income taxes receivable                           197                    ---
  Prepaid expenses and other                        562                    508
                                           -------------          -------------
      Total current assets                        6,809                  8,660



Notes receivable, less current portion            3,929                  2,982
Property and equipment                            1,730                  1,830
Investment in affiliates                         16,383                 15,611
Preferred stock investment                        2,078                    ---
Other assets                                        279                    318
                                           -------------          -------------
Total Assets                                    $31,208                 29,401
                                           =============          =============





See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

                                              September 30,         December 31,
                                                  1998                  1997
                                               -----------          -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable - trade                           $ 776                  614
  Payable to clearing broker                           ---                  441
  Accrued compensation                                 443                  446
  Accrued expenses and other
     liabilities (Note 4)                            5,404                3,573
  Income taxes payable                                 ---                  226
                                               -----------          -----------
      Total current liabilities                      6,623                5,300

Net deferred income tax liability                    1,039                  822
                                               -----------          -----------

      Total liabilities                              7,662                6,122

Minority interest                                      (36)                 175

Shareholders' Equity:
  Preferred stock, $1.00 par value,
    1,000,000shares authorized                         ---                  ---
  Common stock, $0.10 par value, shares
    authorized 20,000,000; issued 4,170,683
    at 9/30/98 and 4,160,861 at 12/31/97               417                  416
  Additional paid-in capital                         5,530                5,528
  Retained earnings                                 17,635               17,160
                                               -----------          -----------

      Total shareholders' equity                    23,582               23,104

Total Liabilities and Shareholders' Equity         $31,208               29,401
                                               ===========          ===========




See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)
                                                       Nine Months Ended
                                                          September 30,
                                                      1998               1997
                                                  -----------        -----------
Cash flows from operating activities:
  Cash received from customers                        $9,989              7,575
  Cash paid to suppliers and employees                (8,153)            (5,784)
  Change in trading account securities                  (145)               (92)
  Change in receivable from clearing broker             (336)              (551)
  Interest paid                                          (24)               (12)
  Income taxes paid                                     (439)              (574)
  Interest, dividends and other investment
    proceeds                                              68                115
                                                  -----------        -----------
      Net cash provided by operating
        activities                                       960                677

Cash flows from investing activities:
  Proceeds from sale of property and equipment            13                ---
  Payments for purchase property and equipment          (185)              (292)
  Proceeds from equity owners in investment              264                ---
  Investment in preferred stock                       (2,074)               ---
  Proceeds from sale of insurance exchange               ---              1,000
  Proceeds from sale of 20% of Insurance Serv            ---              2,000
  Funds loaned to others                              (1,840)              (180)
  Collection of notes receivable                       1,711                 41
  Other                                                   62                  4
                                                  -----------        -----------
    Net cash (used in) provided by
      investing activities                            (2,049)            (2,573)

Cash flows from financing activities:
  Repayment of long term obligations                     ---               (542)
  Purchase/retire treasury stock                         (97)              (324)
  Exercise of stock options                               75                418
  Distribution to minority interest                     (210)               ---
                                                  -----------        -----------
    Net cash used in financing
      activities                                        (232)              (448)
                                                  -----------        -----------

Net change in cash and cash equivalents              $(1,321)             2,802
                                                  -----------        -----------

Cash and cash equivalents at beginning of period       5,188              5,770
                                                  -----------        -----------
Cash and cash equivalents at end of period            $3,867              8,572
                                                  ===========        ===========





See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In thousands)
                                                          Nine Months Ended
                                                             September 30,
                                                        1998              1997
                                                      ---------        ---------
Reconciliation of net earnings to net cash from operating activities:

Net earnings                                             $475             1,148

Adjustments to reconcile net earnings to net cash from operating activities:

Depreciation and amortization                             443               275
Earnings/(loss) from discontinued operations              (55)              210
Loss on disposal of discontinued operations               ---             1,209
Write-off of fixed assets                                  15               ---
Undistributed (earnings)/loss of affiliate               (776)           (1,759)
Gain on sale of 20% Insurance Services                    ---            (1,899)
Gain on sale of insurance exchange                        ---              (133)
Change in federal income tax payable                     (423)             (158)
Minority interest in consolidated earnings                 (1)               (5)
Provision for deferred taxes                              216                76
Change in trading securities                             (145)              (92)
Change in unrealized holding loss                         ---                11
Change in receivable from clearing broker                (336)             (551)
Change in management fees & other receivables            (144)              321
Change in prepaids & other current assets                 (53)             (182)
Change in other assets                                    ---             1,158
Change in trade payables                                  162                (2)
Change in accrued expenses & other liabilities          1,582             1,050
                                                     ---------         ---------

   Net cash from operating activities                    $960               677
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


See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)



1.  GENERAL

The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles described in the audited financial statements for the year ended December 31, 1997 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of September 30, 1998 and the results of operations for the periods presented. These statements have not been audited or reviewed by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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

3.  EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATE

At September 30, 1998 the Company owned 17.0% (3,064,000 shares) of the outstanding common stock of Prime Medical Services, Inc. ("Prime"). The Company records its pro-rata share of Prime's results on the equity basis. Prime is primarily in the business of providing lithotripsy services. The common stock of Prime is traded in the over-the-counter market under the symbol "PMSI". Prime is a Delaware corporation which is required to file annual, quarterly and other reports and documents with the Securities and Exchange Commission, which reports and documents contain financial and other information regarding Prime. Such reports and documents may be examined and copies may be obtained from the offices of the Securities and Exchange Commission.

At September 30, 1998 the Company owned 63.4% of Syntera HealthCare Corporation ("Syntera"). The Company records its pro-rata share of Syntera's results on the equity basis. Syntera specializes in the management of OB/GYN and related medical practices. The Company expects to reduce its ownership to a minority level as Syntera issues additional shares for future acquisitions. Due to the short time frame anticipated for this change in ownership to occur, the Company has accounted for its ownership on the equity basis in the first three quarters of 1998.


4.  ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consists of the following:

                                               September 30      December 31
                                                   1998              1997
                                                   ----              ----
Taxes payable-other                             $ 196,000           196,000
Deferred income (Note 7)                        1,949,000           280,000
Health insurance and other claims payable           8,000            59,000
Contractual/legal claims                        1,290,000         1,461,000
Vacation payable                                   95,000           102,000
Funds held for others                             319,000            58,000
Discontinued operations disposition costs       1,376,000         1,138,000
Other                                             171,000           279,000
                                               ----------         ---------
                                               $5,404,000         3,573,000
                                               ==========         =========

5.   DISCONTINUED OPERATIONS

The Company, through its wholly owned subsidiary, APS Systems, Inc. ("Systems"), had previously developed software and marketed it to medical clinics and medical schools. This business segment became unprofitable and the Company ceased marketing the software and reduced the scope of Systems' operations to a level adequate to service existing clients through the terms of their contracts. The Company assumes that all clients will migrate to other software products by the end of 1999 and reflected the expected financial impact of discontinuing this segment on that date in the 1997 financial statements.

Net assets/(liabilities) of the discontinued computer systems and software segment as of September 30, 1998 consisted of the following:


    Cash and cash investments                                $    30,000
    Trade accounts receivable                                    145,000
    Other receivables                                              1,000
    Prepaid and other current assets                              49,000
    Fixed  assets, net of depreciation                            41,000
    Intercompany receivables                                   1,124,000
    Trade accounts payable                                        (2,000)
    F.I.T. Payable                                               (19,000)
    Accrued expenses                                          (1,409,000)
                                                               ---------
         Net liabilities                                      $  (40,000)
                                                                 =======


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

                                  For the Three Months Ended September 30, 1998
                                  ---------------------------------------------
                                         Income        Shares        Per Share
                                      (Numerator)   (Denominator)     Amount
                                      -----------   -------------    ----------
Earnings from
 continuing operations                 $219,000

Basic EPS
 Income available to
     common stockholders                219,000        4,165,000         $0.05

Effect of Dilutive Securities
   Options                                  ---           64,000
   Contingently issuable shares         (28,000)         460,000
                                      ----------       ----------

Diluted EPS
 Income available to
    common stockholders and
    assumed conversions               $ 191,000       4,689,000          $0.04
                                      ==========      ==========         =====



                                  For the Three Months Ended September 30, 1997
                                  ---------------------------------------------
                                        Income         Shares        Per Share
                                     (Numerator)    (Denominator)      Amount
                                     -----------    -------------    ---------
Earnings from continuing
   operations                         $ 486,000

Discontinued Operations                     ---

Basic EPS
   Income available to                  486,000        4,145,000         $0.12
    Common stockholders

Effect of Dilutive Securities
   Options                                  ---          106,000
   Contingently issuable shares             ---              ---
                                     -----------       -----------

Diluted EPS
   Income available to common
    stockholders and assumed
    conversions                       $ 486,000        4,251,000         $0.11
                                       =========       =========         ======

                                   For the Nine Months Ended September 30, 1998
                                   --------------------------------------------
                                         Income        Shares        Per Share
                                      (Numerator)   (Denominator)      Amount
                                      ----------    ------------     ---------
Earnings from
 continuing operations                  475,000

Basic EPS
 Income available to
     common stockholders                475,000        4,162,000         $0.11

Effect of Dilutive Securities
   Options                                  ---           84,000
   Contingently issuable shares         (45,000)         317,000
                                      ----------       ----------

Diluted EPS
 Income available to
    common stockholders and
    assumed conversions               $ 430,000       4,563,000          $0.09
                                      =========       =========          ======


                                   For the Nine Months Ended September 30, 1997
                                   --------------------------------------------
                                         Income        Shares        Per Share
                                      (Numerator)   (Denominator)      Amount
                                      ----------    ------------     ---------

Earnings from continuing              $2,084,000
   Operations

Discontinued Operations                 (936,000)

Basic EPS
   Income available to                 1,148,000      4,088,000           $.28
    Common stockholders

Effect of Dilutive Securities
   Options                                   ---        117,000
   Contingently issuable shares              ---            ---
                                      ----------      ---------

Diluted EPS
   Income available to common
    stockholders and assumed
    conversions                       $1,148,000      4,205,000           $.27
                                       =========      =========         =======

         Unexercised employee stock options to purchase 683,800 and 533,300 shares of the Company's common stock for the three and nine month periods ended September 30, 1998, respectively, were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the Company's common stock during the period.

         Unexercised employee stock options to purchase 264,800 and 287,300 shares of the Company's common stock for the three and nine month periods ended September 30, 1997, respectively, were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the Company's common stock during the period.

         At September 30, 1998 the Company's affiliate, Syntera HealthCare Corp., had issued 585,000 shares which are contingently convertible into 317,000 of the Company's common shares in the event that the Syntera shares are not publicly tradeable within two years of their determination date.


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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         All statements past and future, written or oral, made by the Company or its officers, directors, shareholders, agents, representatives or employees, including without limitation, those statements contained in this Report on Form 10-Q, that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements may appear in this document or other documents, reports, press releases, and written or oral presentations made by officers of the Company to shareholders, analysts, news organizations or others. Readers should not place undue reliance on forward-looking statements. All forward-looking statements are based on information available to the Company and the declarant at the time the forward-looking statement is made, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those described in such forward-looking statements. In addition to any risks and uncertainties specifically identified in connection with such forward-looking statements, the reader should consult the Company's reports on previous Form 10-Q and other filings under the Securities Act of 1933 and the Securities Exchange Act of 1934, for factors that could cause actual results to differ materially from those presented.

         Forward-looking statements are necessarily based on various assumptions and estimates and are inherently subject to various risks and uncertainties, including risks and uncertainties relating to the possible invalidity of the underlying assumptions and estimates and possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including customers, suppliers, business partners and competitors and legislative, judicial and other governmental authorities and officials. Assumptions relating to the foregoing involve judgements with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Any such assumptions could be inaccurate and, therefore, there can be no assurance that any forward-looking statements by the Company or its officers, directors, shareholders, agents, representatives or employees, including those forward-looking statements contained in this Report on Form 10-Q, will prove to be accurate.


RESULTS OF OPERATIONS

REVENUES

         Revenues from operations increased $480,000 (15.8%) and $3,018,000 (42.0%) for the three and nine month periods ended September 30, 1998 compared to the same periods in 1997, respectively. For both the three and nine month periods in 1998, financial services and real estate revenues increased while investments and other revenues decreased compared to the same periods in 1997.

         Financial services revenues increased $515,000 (18.4%) and $3,236,000 (50.9%) for the three and nine month periods ended September 30, 1998 compared to the same periods in 1997, respectively. The increase in both periods of 1998 was due to greater commission income at the Company's broker/dealer subsidiary, APS Financial Corp. Total revenues at APS Financial rose $436,000 (23.5%) in the current quarter as a result of a more favorable bond market, a greater number of institutional accounts and a greater number of experienced brokers, most of whom joined the Company in the latter half of 1997 through the branch office in Houston, Texas. For the nine month period ended September 30, 1998 revenues rose $3,177,000 (92.2%) compared to the same period in 1997. The Houston office, which currently employs seventeen brokers, contributed approximately $1,173,000 of this nine month increase.
         Revenues from premium-based insurance management fees were up $83,000 (8.9%) and $86,000 (3.0%) for the three month and nine month periods ended September 30, 1998 compared to the same periods in 1997, respectively. The increases in both current year periods were due to greater commissions earned by third party agents on new and renewal business.

         Real estate revenues increased $15,000 (9.4%) and $24,000 (4.7%) for the three and nine month periods ended September 30, 1998 compared to the same periods in 1997, respectively. The current three month increase reflects a higher utilization of the office building by outside tenants and affiliates. Given the current economic good health of the Austin real estate market, it is reasonable to expect rental and occupancy rates to remain favorable throughout 1998.

         Investment and other income decreased $50,000 (64.1%) and $242,000 (77.8%) for the three and nine month periods ended September 30, 1998 compared to the same periods in 1997, respectively. The decrease in the current quarter was primarily due to a decline in interest income arising from a lower investable cash balance. The cash balance declined due to a $4,387,000 cash investment in the Company's OB/GYN management affiliate, Syntera HealthCare Corporation, in November 1997 and a March 1998 cash investment of $1,962,000 in a privately-held developer and operator of dedicated Alzheimer's care facilities, Uncommon Care, Inc. The nine month decrease in 1998 was due to the lower investable cash balance as well as to a gain on the dissolution of an inactive insurance entity in the first quarter of 1997.


EXPENSES

         Total operating expenses increased $837,000 (29.0%) and $2,958,000 (40.3%) for the three and nine month periods ended September 30, 1998 compared to the same periods in 1997, respectively. For both the three and nine month periods in 1998, all segments of the Company experienced expense increases compared to the same periods in 1997.

         Financial services expense increased $764,000 (31.2%) and $2,892,000 (47.8%) for the three and nine month periods ended September 30, 1998 compared to the same periods in 1997, respectively. The primary reason for the current year increase is higher commission expense resulting from the increase in commission revenue at the Company's broker/dealer subsidiary, APS Financial. In addition, general and administrative costs at APS Financial increased in both periods in 1998 primarily as a result of opening the Houston branch office as well as costs associated with opening a new asset management division at the Austin office.
         Expenses at the insurance management subsidiary increased $134,000 (15.1%) and $291,000 (11.1%) for the three and nine month periods ended September 30, 1998 compared to the same periods in 1997, respectively, due primarily to higher commission expense which is the result of outside agents, who are paid a higher commission rate, producing a higher percentage of total premiums. Partially offsetting this was a decrease in personnel related costs resulting from a reallocation of some salary expenses from operations to administrative.

         General and administrative expense increased $67,000 (22.5%) and $43,000 (4.9%) for the three and nine month periods ended September 30, 1998 compared to the same periods in 1997, respectively. The increase in the current quarter was due to higher personnel costs as well as costs resulting from a reallocation of some salary expenses from operations to administrative.


EQUITY IN EARNINGS/(LOSS) OF UNCONSOLIDATED AFFILIATES

         The Company's equity in earnings of Prime Medical Services, Inc. ("Prime") decreased $58,000 (8.1%) and $716,000 (40.7%) for the three and nine month periods ended September 30, 1998 compared to the same periods in 1997, respectively. Current nine month earnings were adversely affected by a nonrecurring write-off of approximately $5.0 million in fees incurred in connection with a $100 million senior subordinated debt offering by Prime, completed in March 1998. In addition, Prime expensed an additional $1.6 million in the first quarter of 1998 associated with nonrecurring development costs. Interest paid on the increased debt caused the decrease in current quarter earnings. Lastly, Prime's federal income tax rate increased to 40% for the third quarter as compared to 30% in the same period in 1997 due to the full utilization of net operating loss carryforwards in 1997. The Company's percentage ownership of Prime was 17.0% at September 30, 1998. This percentage is up from 15.9% at December 31, 1997 as the total number of common shares outstanding has been reduced as a result of the stock buy-back program Prime has implemented this year.

         The Company's equity in the loss of Syntera HealthCare Corporation decreased $8,000 (6.6%) and $53,000 (16.6%) for the three and nine month periods ended September 30, 1998 compared to the same periods in 1997, respectively. The nine month loss in 1997 was due to the fact that Syntera was in the start-up stage and had no doctors under contract. The current year loss was reduced as a total of eleven long-term contracts have been entered into with OB/GYN physicians in 1998. The Company's equity ownership percentage in Syntera dropped from 69.4% at June 30, 1998 to 63.4% at September 30, 1998 as four additional physicians were issued shares in the current quarter upon signing long-term management contracts.

MINORITY INTEREST

         The Company records twenty percent of the after-tax profit or loss of Insurance Services as minority interest on the condensed consolidated statement of operations as well as the condensed consolidated balance sheet. The minority interest was purchased in September 1997 by Florida Physicians Insurance Company ("FPIC") for $2,000,000.


LIQUIDITY AND CAPITAL RESOURCES

         Current assets exceeded current liabilities by $186,000 and $3,360,000 at September 30, 1998, and December 31, 1997, respectively. The decrease was primarily the result of a $1,962,000 March 1998 cash investment in Uncommon Care, Inc., a privately-held developer and operator of dedicated Alzheimer's care facilities. Also, the short-term portion of the note receivable from Consolidated Eco-Systems, Inc. was reclassed to long-term in the current quarter as the note is technically in default. In addition, the Company loaned $530,000 to Uncommon Care bearing interest at 10%, payable quarterly with the principal due in March 2003. The loan is part of the $2,400,000 line of credit the Company agreed to provide per the purchase agreement with Uncommon Care dated March 20, 1998. Working capital was reduced since the loan is classified as long term.

         Capital  expenditures  through the period ended September 30, 1998 were
approximately   $185,000.   Total  capital   expenditures  are  expected  to  be
approximately $225,000 in 1998.

         Historically, the Company has maintained a strong working capital position and, has been able to satisfy its operational and capital expenditure requirements with cash generated from its operating and investing activities. These same sources of funds have also allowed the Company to pursue investment and expansion opportunities consistent with its growth plans. To further its ability to meet its liquidity requirements and to accelerate its growth, the Company has established a $10,000,000 revolving line of credit with NationsBank of Texas, N.A. The line of credit is for a term of thirty-nine months with a fluctuating interest rate (currently 8.25%) based upon the prime rate. The line is secured by securities owned by the Company. No balance was owed under this credit line as of October 31, 1998.

YEAR 2000 COMPLIANCE


         The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches and has formed a company-wide committee to develop an implementation plan to resolve the issue. The Company's goal is to have assurances that all vital operating systems within the Company are Year 2000 compliant by the end of the fiscal year 1998. The Company anticipates the necessary actions to be Year 2000 compliant will be performed internally, in the ordinary course of business, at a cost not to exceed $100,000.

         Presently, the Company's internal hardware systems include a PC Windows-based network for its accounting and office software and a Unix-based network for its operations software. The PC accounting software has been verified as being Year 2000 compliant as is all hardware which runs the accounting software. While there still exist some PC's within the company that are not compliant the Company expects to have them all replaced by the end of 1998. The operating system for the Unix-based system will be Year 2000 compliant by the end of 1998 when a final patch is installed.

         The Company's non-information technology, including elevators, phone system, security system and utilities, would present problems to the Company should either the phones or utilities fail. The Company is currently studying new phone systems and expects to replace the current system in the first quarter of 1999. Failure to receive electricity, gas or water present obvious problems to the operations of the Company. No written assurances from any utility provider have yet been received but the Company feels there is still sufficient time. There are no contingency plans for the loss of power.

         The most reasonably likely worst case scenario would include a failure by the clearing broker of the Company's broker/dealer subsidiary. New trades would not be possible nor would the Company know the positions in customer accounts. A contingency plan for this scenario would entail the use of another clearing broker to make new trades but this would not remedy the problem of losing current customer investment positions.


NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, the FASB issued FASB No. 131, Disclosures about Segments of an Enterprise and Related Information, which the Company is required to adopt for annual periods beginning after December 15, 1998 and interim periods beginning in fiscal year 1999. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires that those companies report information about segments in interim financial reports issued to shareholders. The Company will comply with this expanded disclosure requirement beginning with the December 31, 1998 financial statements.

In April 1998, the AICPA issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities, which is effective for financial statements for fiscal years beginning after December 15, 1998. The SOP requires costs of start-up activities and organization costs to be expensed as incurred. The Company's affiliate, Syntera Healthcare, has incurred start-up costs which were expensed in the current quarter and rolled through equity income of the Company. These costs were insignificant and did not have an adverse material effect on the Company's financials.

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

         On November 13, 1997, the Company announced that it has reached an agreement with Consolidated Eco-Systems, Inc. ("Consolidated ECO", formerly Exsorbet) to restructure the terms of the $3,300,000 note due October 1, 1997. In exchange for additional collateral and certain covenants, APS agreed to roll all interest due into the note and extended the terms of the note for two years. Repayment terms were geared to track Consolidated ECO's cash flow and included monthly payments of $40,000 from January 1, 1998 through September 30, 1998, at which time payments were to become $85,000. The remaining note balance is due October 1, 1999. No interest has been accrued on this note and, consequently, there was no income effect from converting the interest to additional debt. As of October 31, 1998 only two payments of $40,000 each were received from Consolidated Eco, the last of which was received April 10, 1998.
         On March 13, 1998 Consolidated Eco announced that its subsidiary, 7-7 Inc., had been declared in default of a Loan Agreement, Security Agreement, and Forebearance Agreement by Dollar Bank of Cleveland, Ohio. Dollar Bank had additionally accelerated all amounts due to it from 7-7, Inc. The amounts totaled approximately $850,000. As a result of the actions of Dollar Bank, the business operations of 7-7, Inc. were terminated. APS is a second lien holder of the assets of 7-7, Inc. and does not expect to recoup any funds realized by the foreclosure and subsequent sale of these assets by Dollar Bank. However, APS's debt continues to be collateralized by common stock of Consolidated Eco and one of its subsidiaries, Eco Acquisition, Inc. APS is also the second lien holder of the assets of another Consolidated Eco subsidiary, LARCO Environmental Services, Inc.

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

         On April 23, 1998 the Company's affiliate, APS Practice Management, announced that it had changed its name to Syntera HealthCare Corporation ("Syntera"). Syntera is a physician practice management company specializing in OB/GYN practices. The Company is currently a 63% owner of Syntera, a percentage expected to decline to a minority level as Syntera issues additional shares for future acquisitions. During the third quarter, Syntera signed four additional physicians to contracts bringing the total practices under contract to eleven.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
                  None

(b)      Current reports on Form 8-K.
                  No current reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     AMERICAN PHYSICIANS SERVICE GROUP, INC.




Date: November 13, 1998               By:  /s/     William H. Hayes
                                      --------------------------------------
                                      William H. Hayes, Vice President
                                       and Chief Financial Officer