Form 10-K
period 1998-12-31
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 1999-04-01
CIK 724024

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K
            MARK ONE:
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.
          Aggregate Market Value at March 25, 1999: $12,499,479

Indicate the number of shares outstanding of each of the registrant's class of common stock, as of the latest practicable date.

                                               NUMBER OF SHARES
                                                OUTSTANDING AT
     TITLE OF EACH CLASS                        MARCH 25, 1999
     --------------------                      ----------------
Common Stock, $.10 par value                      4,153,683
                       DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the Registrant's definitive proxy material for the 1997 annual meeting of shareholders are incorporated by reference into Part III of the Form 10-K. In addition, Item14(a) of Prime Medical Services, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 is incorporated by reference.
============================================================================

            AMERICAN PHYSICIANS SERVICE GROUP, INC. AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     American Physicians Service Group, Inc. (the "Company"), through its subsidiaries, provides services that include management services to malpractice insurance companies, and brokerage and investment services to individuals and institutions. The Company also owns space in the office building, which serves as its headquarters. Through its real estate subsidiary it leases space that is surplus to its needs.

     The Company was organized in October 1974 under the laws of the State of Texas. The Company maintains its principal executive office at 1301 Capital of Texas Highway, Suite C-300, Austin, Texas 78746, and its telephone number is
(512) 328-0888. Unless the context otherwise requires, all references herein to the "Company" shall mean American Physicians Service Group, Inc. and its subsidiaries (other than Prime Medical, Syntera and Uncommon Care).

INVESTMENT SERVICES

     APS Investment Services, Inc. ("Investment Services"), is a wholly-owned subsidiary of the Company. Through its subsidiaries, APS Financial Corporation ("APS Financial"), and APS Asset Management, Inc. (Asset Management"),
Investment Services provides investment and investment advisory services to institutions and individuals throughout the United States. Revenues from this segment were 60%, 44% and 32% of Company revenues in 1998, 1997 and 1996, respectively.

     APS Financial, a fully licensed broker/dealer, provides brokerage and investment services primarily to institutional and high net worth individual clients. APS Financial also provides portfolio accounting, analysis, and other services, to insurance companies, banks, and public funds. APS Financial has its main office in Austin, with a branch office in Houston.

     APS Financial is a member of the National Association of Securities Dealers, Inc. ("NASD"), the Securities Investor Protection Corporation ("SIPC"), the Securities Industry Association, and, in addition, is licensed in 45 states.

     Commissions are charged on both exchange and over-the-counter ("OTC") transactions in accordance with industry practice. When OTC transactions are executed by APS Financial as a dealer, APS Financial receives, in lieu of commissions, markups or markdowns.

     Every registered broker/dealer doing business with the public is subject to stringent rules with respect to net capital requirements promulgated by the SEC. These rules, which are designed to measure the financial soundness and liquidity of broker dealers, specify minimum net capital requirements. Since the Company is not itself a registered broker dealer, it is not subject to these rules. However, APS Financial is subject to these rules. Compliance with applicable net capital requirements could limit operations of APS Financial such as trading activities that require the use of significant amounts of capital. A significant operating loss or an extraordinary charge against net capital could adversely affect the ability of APS Financial to expand or even maintain its present levels of business. At February 28, 1999, APS Financial was in compliance with all net capital requirements.

     APS Financial clears its transactions through Southwest Securities, Inc. ("Southwest") on a fully disclosed basis. Southwest also processes orders and floor reports, matches trades, transmits execution reports to APS Financial and records all data pertinent to trades. APS Financial pays Southwest a fee based on the number and type of transactions performed by Southwest.

     Asset Management, a Registered Investment Adviser, was formed and registered with the Securities and Exchange Commission in 1998. Asset Management was organized to manage fixed income and equity assets for institutional and individual clients on a fee basis. Asset Management's mission is to provide clients with investment results within specific client-determined risk parameters.

INSURANCE SERVICES

     APS Insurance Services, Inc., ("Insurance Services"), an 80% owned subsidiary of the Company through its wholly-owned subsidiaries APS Facilities Management, Inc. ("FMI") and American Physicians Insurance Agency, Inc. ("Agency"), provides management and agency services to medical malpractice insurance companies. Revenues from this segment contributed 34%, 48% and 57% of Company revenues in 1998, 1997 and 1996, respectively. Substantially all of the revenue was attributable to American Physicians Insurance Exchange ("APIE") a reciprocal insurance exchange. A reciprocal insurance exchange is an organization which sells insurance only to its subscribers, who pay, in addition to their annual insurance premiums, a contribution to the exchange's surplus. Such exchanges generally have no paid employees but instead enter into a contract with an "attorney-in-fact", that provides all management and administrative services for the exchange. As the attorney-in-fact for APIE, FMI receives a percentage of the earned premiums of APIE, as well as a portion of APIE's profit. The amount of these premiums can be adversely affected by competition. Substantial underwriting losses, which might result in a curtailment or cessation of operations by APIE, would also adversely affect FMI's revenue. To limit possible underwriting losses, APIE currently reinsures its risk in excess of $250,000 per medical incident. APIE offers medical professional liability insurance for doctors in Texas and Arkansas. FMI's assets are not subject to any insurance claims by policyholders of APIE. Termination of the agreement with APIE would have a material adverse effect on the Company.

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

     During 1997, FPIC Insurance Group, Inc. ("FPIC"), purchased a 20% interest in Insurance Services from the Company. In conjunction with that purchase,
FPIC's subsidiary, Florida Physicians Insurance Company, Inc. ("Florida Physicians"), entered into agreements with Agency and APIE granting Agency the exclusive right to market Florida Physician's policies in Texas. Agency has sales, marketing, underwriting and claims handling authority for Florida Physicians in Texas and receives commissions for such services. Florida Physicians also entered into a reinsurance agreement with APIE in which APIE reinsures substantially all of Florida Physicians' risk in Texas under medical professional liability policies issued or renewed by Florida Physicians on behalf of Texas health care providers after March 27, 1997. The Company has also granted FPIC an option, exercisable at any time during 1999, to purchase an additional 35% interest in Insurance Services from the Company for $4,146,000.

     APIE is authorized to do business in the states of Texas and Arkansas. Florida Physicians is a stock company licensed in several states. Both companies specialize in writing medical professional liability insurance for health care providers. The insurance written in Texas is primarily through purchasing groups and is not subject to certain rate and policy form regulations issued by the Texas Department of Insurance. Applicants for insurance coverage are reviewed based on the nature of their practices, prior claims records and other underwriting criteria. APIE is one of the largest medical professional liability insurance companies in the State of Texas. APIE is the only insurance company based in Texas that is wholly-owned by its subscriber physicians.

     Florida Physicians, together with its affiliates, insures over 6,800 physicians nationwide. Florida Physicians is rated A- (Excellent) by AM Best.

     Generally, medical professional liability insurance is offered on either a "claims made" basis or an "occurrence" basis. "Claims made" policies insure physicians only against claims that occur and are reported during the period covered by the policy. "Occurrence" policies insure physicians against claims based on occurrences during the policy period regardless of when the claim is actually made. APIE and Florida Physicians offer only a "claims made" policy in Texas and Arkansas, but provide for an extended reporting option upon termination. APIE and Florida Physicians reinsure 100% of all Texas and Arkansas coverage per medical incident between $250,000 and $1,000,000, primarily through certain domestic and international insurance companies.

     The following table presents selected financial and other data for APIE. The management agreement with FMI obligates APIE to pay management fees to FMI based on APIE's earned premiums before payment of reinsurance premiums. The fee percentage is 13.5% with the provision that any profits of APIE will be shared equally with FMI so long as the total reimbursement (fees and profit sharing) do not exceed a cap based on premium levels. In 1998, 1997, 1996, 1995, and 1994, management fees attributable to profit sharing were $1,750,000, $1,961,000, $1,191,000, $700,000, and $1,107,000, respectively.

         (In thousands, except for number of insureds)


                                                  Years Ended December 31,
                                       1998            1997             1996            1995             1994
                                       ----            ----             ----            ----             ----
Earned premiums before
 reinsurance premiums                  $22,931         $25,899          $28,754         $30,857          $30,261
Total assets                            75,173          81,594           90,193         101,251           98,302
Total surplus                           13,592          11,854           10,017           9,402            9,315
Management fees (including profit
 sharing) and commissions to FMI
 and Agency                              4,835  (3)      5,854  (3)      $5,281   (3)    $5,010   (3)     $4,703   (1)
Number of insureds                       2,743           2,629  (2)       3,019           3,226            3,216   (2)
----------------

         (1) Gross fee of $5,193 less tax credit of $490 attributable to APIE's association with FMI.

         (2) The decrease was the result of APIE's decision to raise premiums and lose members on certain unprofitable specialties. Included in the totals are doctors for which APIE provides reinsurance through a relationship with another malpractice insurance company.

         (3)      Includes  commissions of $835, $1,214,  $860 and $676 in 1998,
                  1997, 1996 and 1995, respectively, from Florida Physicians and other carriers directly related to APIE's controlled business.

REAL ESTATE

     APS Realty, Inc., ("APS Realty"), a wholly-owned subsidiary of the Company owns condominium space in an office project located in Austin, Texas. APS Realty leases approximately 58% of this space to the Company, its subsidiaries and affiliates. The remainder is leased to unaffiliated parties.

OTHER INVESTMENTS

     The Company owns 3,064,000 shares of common stock of Prime Medical Services, Inc. ("Prime Medical"), representing at March 15, 1999 approximately 18% of the outstanding shares of common stock of Prime Medical. Two of Prime Medical's seven directors are members of the Company's four member board of directors. The Company records its pro-rata share of Prime Medical's results on the equity basis. Prime Medical is the largest provider of lithotripsy services in the United States, currently servicing over 450 hospitals and surgery centers in 34 states. Lithotripsy is a non-invasive method of treating kidney stones through the use of shock waves. The common stock of Prime Medical is traded on the NASDAQ National Market under the symbol "PMSI". Prime Medical is a Delaware corporation which is required to file annual, quarterly and other reports and documents with the Securities and Exchange Commission (the "SEC"), which reports and documents contain financial and other information regarding Prime Medical. The summary information regarding Prime Medical contained herein is qualified in its entirety by reference to such reports and documents. Such reports and documents may be examined and copies may be obtained from the offices of the SEC.

     On January 1, 1998 the Company invested approximately $2,000,000 in the Convertible Preferred Stock of Uncommon Care, Inc. ("Uncommon Care"). The Company also made available to Uncommon Care a $2,400,000 line of credit. The loan is at ten percent interest, payable quarterly until January 1, 2003, at which time the outstanding principal and any accrued but unpaid interest are due and payable. Uncommon Care is a developer and operator of dedicated Alzheimer's care facilities. The preferred shares owned by the Company are convertible into approximately a 34% interest in the equity of Uncommon Care. Two of Uncommon Care's five directors are members of the Company's board of directors. The Company records its investment at cost.

     On October 1, 1997, the Company formed APS Practice Management, Inc., later renamed Syntera HealthCare Corporation ("Syntera") with an initial ownership of 85%. Syntera specializes in the management of OB/GYN and related medical practices. In a typical transaction, Syntera acquires the non-medical assets of a physician's practice, signs a long-term management contract with the physician to provide the majority of the non-medical requirements of the practice, such as non-professional personnel, office space, billing and collection, and other day-to-day non-medical operating functions. In turn, Syntera is paid a variable management fee that rewards the efficient operation and the expansion of the practice. Medical services are not provided by Syntera. All of Syntera's directors are officers of the Company. The Company expects its ownership interest in

Syntera (62% as of March 15, 1999) to be reduced to a minority level as Syntera exchanges its stock for assets of additional physician practices. Due to the short time frame anticipated for this change in ownership to occur, the Company has accounted for its ownership in Syntera on the equity basis.

     On October 31, 1996, the Company invested $3,300,000 in the common stock of Consolidated Eco-Systems, Inc. (formerly Exsorbet Industries, Inc.) ("Con-Eco") (NASDAQ:EXSO) with a put option. Con-Eco is a diversified environmental and technical services company. On November 26, 1996, the Company exercised its put in exchange for a promissory note from Con-Eco. The promissory note was secured by the shares which were subject to the put plus all of the stock and substantially all of the assets of a wholly-owned subsidiary of Con-Eco and the guarantees of all operating subsidiaries of Con-Eco. The Company renegotiated the debt with Con-Eco in November 1997. In connection with the renegotiations, the Company extended the debt for two years and refinanced unpaid accrued interest, resulting in a new promissory note for $3,788,000. No interest income has been recognized by the Company. Con-Eco provided additional collateral to the Company in the form of stock of two additional subsidiaries, and a second lien on all assets of one of these subsidiaries. The Company subsequently declared Con-Eco in default under the new promissory note and related security agreements. In March, 1999 the Company entered into a comprehensive Restructuring Agreement pursuant to which the Company retained its interest in all of its existing collateral, obtained additional collateral in the form of stock of two more of Con-Eco's subsidiaries and obtained the highest priority security interest available in the assets of such subsidiaries as well as the assets of a third subsidiary. Under the Restructuring Agreement, the Company agreed to refinance the existing obligations of Con-Eco on more favorable terms in the future, provided the Company receives certain minimum payments from Con-Eco or from the operations of a subsidiary of Con-Eco that may be acquired by the Company through the enforcement of its security interest. Con-Eco also agreed to make specified minimum payments to the Company upon the favorable resolution by Con-Eco of certain existing litigation or upon the sale of Con-Eco or of Con-Eco's or its subsidiaries' assets. The Company has established a reserve of $392,000 related to the principal amount of the Con-Eco receivable and has reserved all accrued but unpaid interest related to the note. The Company may be required to establish additional reserves in the future depending on the Company's ongoing evaluation of its collateral position and its estimates of Con-Eco's future cash flows.

DISCONTINUED OPERATIONS

     The Company, through its wholly owned subsidiary, APS Systems, Inc. ("APS Systems"), had previously developed software and marketed it to medical clinics and medical schools. This business segment became unprofitable in 1996. A joint venture with a software developer was formed in 1996 with a plan to develop new products, but was discontinued in 1997 when it was determined that the high cost of developing competitive products precluded an adequate return on investment. Subsequently, the Company ceased marketing the software and reduced the scope of APS Systems' operations to a level adequate to service existing clients through the terms of their contracts. The Company has reflected the expected financial impact of discontinuing this segment in the 1997 financial statements.

COMPETITION

     APS Financial and Asset Management are both engaged in a highly competitive business. Their competitors include, with respect to one or more aspects of business, all of the member organizations of the New York Stock Exchange and other registered securities exchanges, all members of the NASD, registered investment advisors, members of the various commodity exchanges and commercial banks and thrift institutions. Many of these organizations are national rather than regional firms and have substantially greater personnel and financial resources than the Company's. Discount brokerage firms oriented to the retail market, including firms affiliated with commercial banks and thrift institutions, are devoting substantial funds to advertising and direct solicitation of customers in order to increase their share of commission dollars and other securities related income. In many instances APS Financial is competing directly with such organizations. In addition, there is competition for investment funds from the real estate, insurance, banking and thrift industries.

     APIE competes with numerous insurance companies in Texas and Arkansas, primarily Medical Protective Insurance Company, St. Paul Fire and Marine
Insurance Company, State Volunteer Mutual Company, Frontier Insurance Group, Texas Medical Liability Trust, Medical Interinsurance Exchange Group of New Jersey and PHICO Insurance. Many of these firms have substantially greater resources than APIE. The primary competitive factor in selling insurance is a combination of price, terms of the policies offered, claims and other service and claims settlement philosophy.

REGULATION

     APS Financial and Asset Management are subject to extensive regulation under both federal and state laws. The SEC is the federal agency charged with administration of the federal securities and investment advisor laws. Much of the regulation of broker dealers, however, has been delegated to self-regulatory organizations, principally the NASD and the national securities exchanges. These self-regulatory organizations adopt rules (subject to approval by the SEC) which govern the industry and conduct periodic examinations of member broker/dealers. APS Financial is also subject to regulation by state and District of Columbia securities commissions.

     The regulations to which APS Financial is subject cover all aspects of the securities business, including sales methods, trade practices among broker dealers, uses and safekeeping of customers' funds and securities, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and by self regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the method of operation and profitability of APS Financial. The SEC, self regulatory organizations and state securities commissions may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of APS Financial, its officers or employees. The principal purpose of regulation and discipline of broker/dealers is the protection of customers and the securities markets, rather than protection of creditors and shareholders of broker/dealers.

     APS Financial, as a registered broker dealer and NASD member organization, is required by federal law to belong to the SIPC. When the SIPC fund falls below a certain minimum amount, members are required to pay annual assessments in varying amounts not to exceed .5% of their adjusted gross revenues to restore the fund. The last assessment was in 1995 and amounted to approximately $7,300. The SIPC fund provides protection for customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances.

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

EMPLOYEES

     At March 1, 1999, the Company employed, on a full time basis, approximately 112 persons, including 49 by Insurance Services, 46 by APS Financial, 4 by APS Systems and 13 directly by the Company. The Company considers its employee relations to be good. None of the Company's employees is represented by a labor union and the Company has experienced no work stoppages.

ITEM 2.  PROPERTIES

     APS Realty owns approximately 53,000 square feet of condominium space in an office project in Austin, Texas. The Company, its subsidiaries and affiliates use approximately 31,000 square feet of this space as their principal executive offices, and APS Realty leases the remainder to third parties. The area available for lease to third parties is approximately 90% occupied as of March 24, 1999. The lease of the largest third party tenant, (11,000 square feet), expires in April 1999 and it is unknown how long will be required to re-let the space.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in various claims and legal actions that have arisen in the ordinary course of business. Management believes that any liabilities arising from these actions will not have a significant adverse effect on the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's annual meeting was held June 11, 1998. The agenda items were the election of directors and approval of an amendment to the stock option plan. Voting results follow:

    BOARD ELECTION

           Nominee                            For          Against      Abstain
           -------                            ---          -------      -------
           Jack Murphy                        3,392,847       301,516      --
           Robert L. Myer                     3,393,217       301,146      --
           William A. Searles                 3,393,217       301,146      --
           Kenneth S. Shifrin                 3,393,217       301,146      --

    STOCK OPTION PLAN AMENDMENT
                                              2,122,854       799,372     9,842


                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table represents the high and low prices of the Company's common stock in the over-the-counter market as reported by the National Association of Securities Dealers, Inc., Automated Quotations System for years ended December 31, 1998 and 1997. On March 1, 1999, the Company had approximately 500 holders of record of its common stock.

                                      1998                         1997
                               ------------------          -------------------
                               High          Low             High         Low
        First Quarter         $ 7 5/8      $ 6 7/8          $7 5/8       $6 3/8
        Second Quarter        $ 7 1/2      $ 6 5/8          $6 7/8      $ 4 3/4
        Third Quarter         $ 7 1/4      $ 4 7/8          $8 7/8       $5 7/8
        Fourth Quarter        $ 5 1/2      $ 3 1/4          $8           $6

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

ITEM 6.  SELECTED FINANCIAL DATA

(In thousands, except per share data)

                                  SELECTED FINANCIAL DATA

                                                             1998         1997        1996       1995       1994
                                                             ----         ----        ----       ----       ----
Selected income statement data:
   Revenues                                                $16,403       13,065     10,437     16,124     12,333
   Earnings from continuing operations before
    income taxes and minority interests                     $2,255        5,984      3,006      3,007      1,784

   Net earnings                                             $1,545        2,538      1,924      2,024      1,254

Per share amounts - diluted:

   Net earnings                                               $.31          .59        .46        .53        .36

Diluted weighted average shares outstanding                  4,692        4,241      4,219      3,798      3,488

Selected balance sheet data:

   Total assets                                            $32,914       30,737     24,468     23,740     19,918

   Long-term obligations                                        --           --         --        574        878

   Total liabilities                                        $8,259        7,458      4,086      6,146      4,927

   Minority interests                                          $53          175         --         --         --

   Total equity                                            $24,602       23,104     20,382     17,594     14,991

   Book value per share                                      $5.91         5.55       5.03       4.80       4.47


    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS OF THE COMPANY

FORWARD-LOOKING STATEMENTS

     The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Readers should not place undue reliance on forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. In addition to any risks and uncertainties specifically identified in the text surrounding such forward-looking statements, the reader should consult the Company's reports on Forms 10-Q and other filings under the Securities Act of 1933 and the Securities Exchange Act of 1934, for factors that could cause actual results to differ materially from those presented.

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

RESULTS OF OPERATIONS

1998 Compared to 1997

     Revenues from continuing operations increased 26% in 1998 compared to 1997. Net income decreased 39% and diluted earnings per share decreased 48%. The reasons for these changes are described below.

Investment Services

     Investment services' revenues increased 73% in 1998 compared to 1997. The increase resulted from volatility in world bond markets which caused clients to realign portfolios. This activity created more transactions and thus more commissions. Also contributing to the increase was the full development of a second office, which opened in 1997. Revenues at this office increased approximately 90% over 1997.

     Investment services' expenses increased 71% from 1997. 94% of the increase was at the broker/dealer and was volume-related. The large increase in revenues resulted in proportionately greater sales commission expense, support personnel expense, transaction charges and financial information services expense. Lower legal fees partially offset these increases. Greater profits in 1998 also increased expenses under the incentive compensation plan. The remainder of the increase in expenses was the result of starting Asset Management in 1998.

     Results in this segment can vary from year to year. The broker/dealer, primarily a provider of fixed income securities, is subject to general market conditions as well as interest rates and is in an industry characterized by competition for top producing brokers. In an effort to add to the segment's overall profitability, and to add stability from year to year, the Company entered the asset management business in 1998. As a registered investment advisor, Asset Management, seeks to manage the portfolios of institutions and high net worth individuals. Asset management is a competitive business and the Company cannot say with certainty when or if it will achieve profitability.

Insurance Services

     Insurance Service's revenues decreased 10% in 1998 compared to 1997. The loss of a large client by the managed insurance company caused most of the variance. The client purchased extended reporting period or "tail" coverage, which increased premiums in 1997. 1998 was lower by both the standard premium and the extra tail premium. The Company's premium-based management fee was proportionately lower. The remainder of the decrease was related to profit sharing. The insurance management fee contract contains a provision to share in the profits of the managed insurance exchange. Due to the loss of the client mentioned above and an overall increase in competition in medical professional liability insurance in Texas, profits, and consequently, profit sharing, were lower in 1998.

     Insurance Services' expenses increased 8% over 1997. The increase was in the area of commission expense and was due to the greater utilization of commissioned outside sales agents, compared to salaried internal personnel in prior years. Lower salary expense, primarily due to lower incentive payments, partially offset the increased commissions.

     Due to the profit sharing provision in this segment's major contract, results can vary from year to year. In the last five years under the contract, profit sharing has ranged from 12% to 31% of the segment's revenues.

Real Estate

     Revenue increased 1% compared to 1997. The increase reflects higher lease rates, partially offset by a higher vacancy rate.

     The 5% increase in real estate expenses resulted from increased property taxes due to higher real estate values.

Investment and Other

     The decline in investment and other income was primarily due to lower interest income, a result of available cash being fully invested in new start-up companies, which yielded no current return.

General and Administrative Expenses

     General and administrative expenses increased 37% over 1997. The increases resulted from recognizing bad debt expense related to the impairment of the Con-Eco note receivable and from expenses related to guaranteeing an individual investor's investment return. The Company had agreed to the guaranteed return to settle a dispute on the customer's account in 1995. The portfolio under-performed in 1998 and additional funds were contributed by the Company. Lower management incentive expenses partially offset these increases in 1998.

     Interest expense increased from $21,000 in 1997 to $59,000 in 1998. The increase reflects funds borrowed under the line of credit to fund the Company's investments Syntera and Uncommon Care.

Affiliates

     The Company has two affiliates accounted for on the equity basis, Prime Medical Services, Inc. and Syntera HealthCare Corporation. Prime's operating income increased in 1998 but net earnings were reduced by non-recurring financing and development costs. This resulted in a 23% decrease in equity earnings compared to 1997. Syntera, which was started in 1997, continued in the development phase and reported a loss in 1998. The Company's share of Syntera's loss increased approximately 5% in 1998.

     Prime had issued additional shares in 1996 reducing the Company's ownership from 21% to 16%. In 1998 Prime established a stock repurchase plan and reduced its shares outstanding, increasing the Company's ownership percentage to approximately 18%. The Company, through its status as Prime's largest shareholder and through its representation on Prime's board, continues to have significant influence at Prime and accounts for its investment using the equity method.

1997 Compared to 1996

     Revenues from continuing operations increased 25% in 1997 compared to 1996. Net income increased 32% and diluted earnings per share increased 28%. The reasons for these changes are described below.

INVESTMENT SERVICES

     Investment Services' revenues increased 73% in 1997 compared to 1996. Approximately 71% of the increase was attributable to expanding the broker/dealer sales force with the opening of an additional office location. The balance of the increase was primarily a result of lower interest rates creating more activity in the bond market.

     Investment Services' expenses increased 38% from 1996. The increase reflects increased sales and expanded office operations at the broker/dealer with the resultant higher commissions and payroll expense. Better control of legal costs and a lower allocation of corporate overhead partially offset the increases.

INSURANCE SERVICES

     Revenues increased 6% as a result of a higher contingent fee, which was based on improved profits at the managed insurance company.

     Expenses decreased 11% from 1996. Decreases in legal and professional fees and lower allocated corporate overhead were the significant areas of expense reduction.

REAL ESTATE

     Revenue decreased 2% compared to 1996. The small decrease reflects greater utilization of the office building by the Company and affiliates at lower rental rates than outside tenants.

     The 3% decrease in real estate expenses in 1997 reflects lower corporate overhead allocations.

INVESTMENT AND OTHER

     The decline in investment and other income was primarily due to lower interest income, the result of the Con-Eco note receivable being on non-accrual during all of 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

     Net working capital was $503,000 and $3,360,000 at December 31, 1998 and 1997, respectively. The decrease in working capital reflects the Company's cash investment of approximately $2,000,000 in new business opportunities during 1998. Also reducing working capital was the reclassification of short-term notes receivable to long-term upon the maker's default on the notes. Historically, the Company has maintained a strong working capital position and, using that base, has been able to satisfy its operational and capital expenditure requirements with cash generated from its operating and investing activities. These same sources of funds have also allowed the Company to pursue investment and expansion opportunities consistent with its growth plans.

     In 1998, the Company entered into a three year $10,000,000 revolving credit agreement with NationsBank of Texas, N.A. Funds advanced under the agreement bear interest at the prime rate less 1/4 %, such interest to be payable quarterly. The Company will pledge shares of Prime Medical to the bank as funds are advanced under the line. No funds had been advanced as of December 31, 1998. At March 25, 1999 $1,600,000 had been advanced.

     Capital expenditures for equipment were $148,000, $312,000, and $123,000, in 1998, 1997, and 1996, respectively. In addition, the Company improved office space in 1998 and 1996 for $58,000 and $21,000, respectively. The Company expects capital expenditures in 1999 to be within the range of the prior three years.

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

YEAR 2000 PROJECT

The Company formed a Year 2000 Committee in mid 1998. The Committee was charged with examining (1) internal hardware and software systems; (2) physical facilities; and (3) outside suppliers, as these items relate to potential problems that could be caused by the inability to process dates beyond December 31, 1999.

The Committee divided its task into four parts - assessment, remediation planning, implementation and testing and contingency planning. Assessment and remediation planning have been completed for all three phases of the project. Implementation and testing and contingency planning are discussed below.

Internal hardware and software systems: The Company has completed substantially all of the needed upgrades to its hardware and software systems. Software testing is expected to be complete by April 30, 1999 and remaining hardware purchases are expected to be complete by June 30, 1999.

 Physical facilities: The Committee has evaluated its non-computer equipment and has determined that, except for its telephone system, there are no devices whose failure would materially affect the ability to carry out the business of the Company. A compliant telephone system is expected to be installed by June 30, 1999. The outside managers of the Company's office buildings have reported that all aspects of the physical facilities - elevators, fire and security systems, etc. are compliant. Their further inquiry of those supplying public utilities have produced assurances of best efforts but no guarantee of performance.

Outside suppliers: The Company has inquired about the state of Year 2000 readiness of those outside suppliers who were determined to be critical to the Company's ability to carry out its business. One services supplier has been identified as being behind in its readiness. The services are not of an exclusive nature and alternative suppliers are being evaluated. A switch to an alternative would be made on September 1, 1999 if the current supplier remains non-compliant.

Contingency planning: The Company cannot be certain that it has identified and will be successful in bringing into compliance all Year 2000 issues within its control. It can be even less certain of critical services being supplied by third parties beyond its control. Upon completion of the testing phase of the plan, the Company will formalize plans for carrying on its business in the event of unanticipated Year 2000-related failures. Presently, the Company believes that the most reasonably likely worst case scenario would be a failure of relatively short duration of basic third party services such as the power grid. With such a failure the Company's planning will be directed toward a temporary suspension of operations followed by plans for resumption and catch up operations. Due to the magnitude of the uncertainties related to Year 2000 issues, the Company is unable to fully assess the consequences of Year 2000 failures and, consequently, there could be a material adverse effect on the Company's results of operations, financial position and cash flows.

Year 2000 costs: The Company estimates that total expenditures to address Year 2000 issues will be $350,000, of which approximately 60% will be for capitalized hardware purchases. The remainder of the expenditures are labor costs. Approximately 40% of the expenditures have been made to date. Since the Company is in a constant state of upgrading its technology and since all labor costs involve existing in- house staff, few of the costs incurred are incremental. Extensive use of in-house MIS personnel for Year 2000 issues has delayed implementation of other work designed to improve user productivity and the value of information provided. The Company does not believe such delays will have a material adverse effect on the results of operations, financial position, or cash flows.

ITEM 7. (a)       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has some exposure to cash flow and fair value risk from changes in interest rates, which may affect its financial position, results of operation and cash flows. The Company does not use financial instruments for speculative purposes, but does maintain a trading account inventory to facilitate the business of its broker/dealer subsidiary. At the end of 1998 the inventory balance was $535,000. Historically, the Company has turned this inventory rapidly and has neither significant realized gains nor losses.

     The Company has notes receivable, the largest of which is described in Item 1 and is currently in default. The fair value of this defaulted note is determined by collateral and cash flows of the maker and is influenced little, if any, by interest rate changes. The other notes receivable are in the form of lines of credit to related companies and are at fixed 10% rates. Their fair value will increase and decrease inversely with interest rates.

     The Company had no debt at December 31, 1998, but has a $10 million line of credit with a floating interest rate. For each $1 million that the Company should borrow in 1999, a 1 1/2 % increase in interest rate would result in a $15,000 annual increase in interest expense.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is contained in Appendix A attached hereto.

     Financial information and schedules relating to Prime Medical Services, Inc. are contained in Item 14(a) of the Annual Report on Form 10-K for the year ended December 31, 1998 of Prime Medical Services, Inc., which Item 14(a) is incorporated herein by reference.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is contained in the definitive proxy material of the Company to be filed in connection with its 1999 annual meeting of shareholders, except for the information regarding executive officers of the Company, which is presented below. The information required by this item contained in such definitive proxy material is incorporated herein by reference.

As of March 15, 1999, the executive officers of the Company are as follows:

Name                     Age                Position

Kenneth S. Shifrin       49                Chairman of the Board, President and
                                              Chief Executive Officer

Duane K. Boyd, Jr.       54                Senior Vice President - Insurance

William H. Hayes         51                Senior Vice President - Finance and
                                              Secretary

George S. Conwill        42                Vice President - Investment Services

Thomas R. Solimine       40                Controller

     All officers serve until the next annual meeting of directors and until their successors are elected and qualified.

     Mr. Shifrin has been Chairman of the Board since March 1990. He has been President and Chief Executive Officer since March 1989 and was President and Chief Operating Officer from June 1987 to February 1989. He has been a Director of the Company since February 1987. From February 1985 until June 1987, Mr. Shifrin served as Senior Vice President - Finance and Treasurer. He has been Chairman of the Board of Prime Medical since October 1989. Mr. Shifrin has been President and a Director of Syntera since October 1997 and has been a member of the Board of Directors of Uncommon Care since January 1998. Mr. Shifrin is a Certified Public Accountant and is a member of the Young Presidents Organization.

     Mr. Boyd has been Senior Vice President - Insurance since July 1991 and has also been President and Chief Operating Officer of FMI since July 1991. Mr. Boyd has been a Director of Syntera since October 1997 and a Director of Uncommon Care since January 1998. Mr. Boyd is a Certified Public Accountant and was with KPMG LLP from 1974 to June 1991. He was a partner specializing in the insurance industry prior to joining the Company.

     Mr. Hayes has been the Senior Vice President - Finance since June 1995. Mr. Hayes was Vice President from June 1988 to June 1995 and was Controller from June 1985 to June 1988. He has been Secretary of the Company since February 1987 and Chief Financial Officer since June 1987. Mr. Hayes is a Certified Public Accountant.

     Mr. Conwill has been Vice President - Investment Services since June 1998. He has served as Chief Operating Officer of APS Financial since May 1995, and as President and Chief Operating Officer since March 1998. In May 1998 he assumed responsibility as President of APS Investment Services.

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

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this item is contained in the definitive proxy statement of the Company to be filed in connection with its 1999 annual meeting of shareholders, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is contained in the definitive proxy statement of the Company to be filed in connection with its 1999 annual meeting of shareholders, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is contained in the definitive proxy statement of the Company to be filed in connection with its 1999 annual meeting of shareholders, which information is incorporated herein by reference.

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

         (b)      Reports on Form 8-K

                  None.

         (c)      Exhibits (1)

                     3.1     Restated Articles of Incorporation of the Company,
                              as amended. (5)

                     3.2     Amended and Restated Bylaws of the Company. (5)

                     4.1     Specimen of Common Stock Certificate. (2)

                   *10.1     American Physicians Service Group, Inc. Employees
                              Stock Option Plan. (2)

                   *10.2     Form of Employees Incentive Stock Option Agreement.
                              (2)

                   *10.3     Form of Employees Non-Qualified Stock Option
                              Agreement. (2)

                   *10.4     American Physicians Service Group, Inc. Directors
                              Stock Option Plan. (2)

                   *10.5     Form of Directors Stock Option Agreement. (2)

                   *10.6     1995 Non-Employee Directors Stock Option Plan of
                              American Physicians Service Group, Inc. (6)

                   *10.7     Form of Non-Employee Directors Stock Option
                              Agreement. (6)

                   *10.8     1995 Incentive and Non-Qualified Stock Option Plan
                              of American Physicians Service Group, Inc. (6)

                   *10.9     Form of Stock Option Agreement (ISO). (6)

                   *10.10    Form of Stock Option Agreement (Non-Qualified). (6)

                    10.11    Management  Agreement  of  Attorney-in-Fact,
                              dated  August  13,  1975,  between  FMI and
                              American Physicians Insurance Exchange. (2)

                    10.12    Rights   Agreement  dated  August  16,  1989
                              between  the  Company  and  Texas   American
                              Bridge Bank N.A., as rights agent, and letter to the Company stockholders, dated August 16, 1989. (4)

                   *10.14    Profit Sharing Plan or Trust, effective December 1,
                              1984, of the Company. (3)

                    10.17    Stock  Purchase Agreement dated  September 30, 1996
                              between the Company and Exsorbet  Industries, Inc.
                              (7)

                    10.18    Stock Put Agreement dated September 30, 1996
                              between the Company and Exsorbet Industries, Inc.
                              (7)

                    10.19    Shareholder Rights Agreement dated September 30,
                              1996 between the Company and Exsorbet Industries, Inc. (7)

                    10.20    Warrant  dated  September  30,  1996 for shares of
                              common stock issued to the Company by Exsorbet Industries, Inc. (7)

                    10.21    Contingent Warrant  Agreement dated  September  30,
                              1996 for shares of common stock issued to the Company by Exsorbet Industries, Inc. (7)

                    10.22    Option  Agreements  dated September 30, 1996 for
                              shares of Exsorbet common stock issued to the Company by officers and directors of Exsorbet Industries, Inc. (7)

                    10.23    Agreement  dated  September 30, 1996 with Exsorbet
                              Industries, Inc. related to options issued by officers and directors of Exsorbet. (7)

                    10.24    Guaranty  Agreements  dated  September  30, 1996
                              between the Company and subsidiaries of Exsorbet Industries, Inc. (7)

                    10.25    Promissory Note dated November 26, 1996 executed by
                              Exsorbet Industries, Inc. and payable to the Company in the amount of $3,300,000. (7)

                    10.26    Stock  Purchase  Agreement  dated  October 1, 1997
                              between the Company, APS Practice Management, Inc., Michael Beck, John Hendrick, and et al. (8)

                    10.27    Bylaws of APS Practice Management, Inc., (8)

                    10.28    Amended and Restated Articles of Incorporation APS
                              Practice Management, Inc., (8)

                    10.29    APS Practice  Management,  Inc.,  Certificate  of
                              Designation of Rights and Preferences Series A Serial Founder's Common Stock dated September 30, 1997. (8)

                    10.30    Resolutions to organizational matters concerning
                              Syntera, Inc. dated October 1, 1997. (8)

                    10.31    Master  Refinancing  Agreement  dated  November  6,
                              1997 between the Company and Consolidated Eco-Systems, Inc. (8)

                    10.32    Promissory  Note dated November 6, 1997 executed by
                              Consolidated Eco-Systems, Inc. and payable to the Company in the amount of $3,788,580. (8)

                    10.33    Assignment  and Security  Agreement dated  November
                              6, 1997 between the Company and Consolidated Eco-Systems, Inc. (8)

                    10.34    Security  Agreement dated November 6, 1997 between
                              the Company and Consolidated  Eco-Systems,  Inc.
                              (8)

                    10.35    Share Exchange  Agreements dated October 31, 1997
                              between the Company and Devin Garza, M.D., Robert Casanova, M.D. and Shelley Nielsen, M.D. (8)

                   *10.36    First Amendment to 1995 Incentive and Non-Qualified
                              Stock Option Plan of American Physicians Service Group, Inc. Dated December 10, 1997. (8)

                   *10.37    First  Amendment to 1995  Non-Employee  Director
                              Stock Option Plan of American Physicians Service Group, Inc. Dated December 10, 1997. (8)

                    10.38    Share Exchange Agreement dated February 16, 1998
                              between the Company and Michael T. Breen, M.D. (9)

                    10.39    Share Exchange Agreement dated April 1, 1998
                              between the Company and Antonio Cavazos, Jr., M.D.
                              (9)

                    10.40    Share Exchange Agreement dated April 1, 1998
                              between the Company and Antonio Cavazos, III, M.D.
                              (9)

                    10.41    Share Exchange Agreement dated May 18, 1998 between
                              the Company and Jonathan B. Buten, M.D. (9)

                    10.42    Share Exchange Agreement dated June 30, 1998
                              between the Company and Gary R. Jones, M.D. (9)

                    10.43    Share Exchange Agreement dated July 31, 1998
                              between the Company and Joe R. Childress, M.D. (9)

                    10.44    Share Exchange Agreement dated August 1, 1998
                              between the Company and M. Reza Jafarnia, M.D. (9)

                    10.45    Share Exchange Agreement dated September 15, 1998
                              between the Company and Donald Columbus, M.D. (9)

                    10.46    Share Exchange Agreement dated December 31, 1998
                              between the Company and David L. Berry, M.D. (9)

                    10.47 Contribution and Stock Purchase Agreement dated January 1, 1998 between the Company, Additional Purchasers, Barton Acquisition, Inc., Barton House, Ltd., Barton House at Oakwell Farms, Ltd., Uncommon Care, Inc., George R. Bouchard, John Trevey, and Uncommon Partners, Ltd. (9)

                    10.48 Stock Transfer Restriction and Shareholders Agreement dated January 1, 1998 between the Company, Additional Purchasers, Barton Acquisition, Inc., Barton House, Ltd.,
                             Barton   House  at  Oakwell   Farms,   Ltd.,
                             Uncommon  Care,  Inc.,  George R.  Bouchard,
                             John Trevey, and Uncommon Partners, Ltd. (9)

                    10.49    Loan Agreement dated January 1, 1998 between the
                              Company and Barton Acquisition, Inc. (9)

                    10.50    Promissory Note (Line of Credit) dated January 1,
                              1998 between the Company and Barton Acquisition, Inc. in the amount of $2,400,000. (9)

                    10.51    Security Agreement dated January 1, 1998 between
                              the Company and Barton Acquisition, Inc. (9)

                    10.52    Participation Agreement dated March 16, 1998
                              between the Company and Additional Purchasers referred to as Participants. (9)

                    10.53    Revolving Credit Loan Agreement dated February 10,
                              1998 between the Company and NationsBank of Texas, N.A. in an amount not to exceed $10,000,000. (9)

                    10.54    Revolving Credit Note dated February 10, 1998
                              between the Company and NationsBank of Texas, N.A. in the amount of $10,000,000. (9)

                    10.55    Pledge Agreement dated February 10, 1998 between
                              the Company and NationsBank of Texas, N.A. (9)

                    10.56    Continuing and Unconditional Guaranty dated
                              February 10, 1998 between the Company and
                              NationsBank of Texas, N.A. (9)

                    10.57    Restructuring Agreement dated March 25, 1998
                              between   the   Company   and   Consolidated
                              Eco-Systems,  Inc., and all of the wholly or
                              partially owned subsidiaries of Consolidated
                              Eco-Systems, Inc. (except for 7-7, Inc.).
                              (9)

                    10.58    Assignment and security Agreement dated March 25,
                              1998 between the Company and Consolidated Eco-Systems, Inc. (9)

                    10.59    Security Agreement dated March 25, 1998 between the
                              Company and Consolidated Eco-Systems, Inc. (9)

                    10.60    Security Agreement dated March 25, 1998 between the
                              Company and Eco-Acquisition,  Inc. (9)

                    10.61    Security Agreement dated March 25, 1998 between the
                              Company and Exsorbet Technical Services,  Inc. (9)

                    10.62    Security Agreement dated March 25, 1998 between the
                              Company and KR Industrial Service of Alabama, Inc.
                              (9)

                     21.1    List of subsidiaries of the Company. (9)

                    23.1.1   Independent Auditors Consent of KPMG LLP. (9)

                      27.1   Financial Data Schedule (EDGAR filing).

         (*)       Executive Compensation plans and arrangements.
-----------------

(1) The Company is subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, files reports, proxy statements and other information with the Commission. Reports, proxy statements and other information filed by the Company can be inspected and copied at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549, and at the Commission's Regional Offices at Seven World Trade Center, 13th Floor, New York, New York 10048 and CitiCorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661-2511. Copies of such material can be obtained by mail from the Public Reference Section of the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. Such reports, proxy statements and other information concerning the Company are also available for inspection at the offices of The NASDAQ National Market, Reports Section, 1735 K Street, N.W., Washington, D.C. 20006. The Commission maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission at "http://www.sec.gov " and makes available the same documents through Disclosure, Inc. at 800-638-8241.

(2) Filed as an Exhibit to the Registration Statement on Form S-1, Registration No. 2-85321, of the Company, and incorporated herein by reference.

(3) Filed as an Exhibit to the Annual Report on Form 10-K of the Company for the year ended December 31, 1984 and incorporated herein by reference.

(4) Filed as an Exhibit to the Current Report on Form 8-K of the Company dated September 5, 1989 and incorporated herein by reference.

(5) Filed as an Exhibit to the Annual Report on Form 10-K of the Company for the year ended December 31, 1990 and incorporated herein by reference.

(6) Filed as an Exhibit to the Annual Report on Form 10-KSB of the Company for the year ended December 31, 1995 and incorporated herein by reference.

(7) Filed as an Exhibit to the Annual Report on Form 10-KSB of the Company for the year ended December 31, 1996 and incorporated herein by reference.

(8) Filed as an Exhibit to the Annual Report on Form 10-K of the Company for the year ended December 31, 1997 and incorporated herein by reference.

(9)      Filed herewith.

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

                                          Date:  March 26, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /s/ Kenneth S. Shifrin

     Kenneth S. Shifrin
     Chairman of the Board and
     Chief Executive Officer
     (Principal Executive Officer)

Date:    March 26, 1999



By: /s/ W. H. Hayes

     W. H. Hayes
     Senior Vice President - Finance, Secretary and Chief Financial Officer
     (Principal Financial Officer)

Date:    March 26, 1999

By: /s/ Thomas R. Solimine

     Thomas R. Solimine
     Controller
     (Principal Accounting Officer)

Date:    March 26, 1999



By: /s/ Robert L. Myer

     Robert L. Myer, Director

Date:    March 26, 1999



By: /s/ William A. Searles

     William A. Searles, Director

Date:    March 26, 1999

                                    APPENDIX A



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         Page

Independent Auditors' Report                                              A-2

Financial Statements

         Consolidated Statements of Earnings for the years
         ended December 31, 1998, 1997, and 1996                          A-3

         Consolidated Balance Sheets at December 31, 1998
         and December 31, 1997                                            A-5

         Consolidated Statements of Cash Flows for the years
         ended December 31, 1998, 1997 and 1996                           A-7

         Consolidated Statements of Shareholders' Equity
         at December 31, 1998, 1997 and 1996                              A-9

         Notes to Consolidated Financial Statement                        A-10

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Physicians Service Group, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                       /s/ KPMG LLP
                                                  --------------------------
         Austin, Texas
         March 9, 1999

            AMERICAN PHYSICIANS SERVICE GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                                                                       Year Ended
                                                                                       December 31,

                                                                         1998             1997            1996
                                                                         ----             ----            ----
Revenues:
  Investment services                                                  $9,914            5,726            3,302
  Insurance services (Note 2)                                           5,655            6,287            5,942
  Real estate (Note 5)                                                    713              704              717
  Investments and other                                                   121              348              476
                                                                     --------          -------          -------
    Total revenues                                                     16,403           13,065           10,437
                                                                      -------          -------          -------


Expenses:
  Investment services                                                   9,039            5,299            3,828
  Insurance services                                                    4,129            3,819            4,289
  Real estate                                                             527              503              521
  General and administrative                                            1,851            1,352              150
  Interest                                                                 59               21               54
                                                                       ------           ------          -------
    Total expenses                                                     15,605           10,994            8,842
                                                                       ------           ------          -------

  Operating income                                                        798            2,071            1,595


  Equity in earnings of
    unconsolidated affiliates (Note 13)                                 1,457            2,014            1,411

  Gain on sale of interest in subsidiary                                   --            1,899               --
                                                                       ------          -------          -------

  Earnings from continuing operations before
    income taxes and minority interests                                 2,255            5,984            3,006

  Income tax expense (Note 9)                                             863            2,341            1,058

  Minority interests                                                     (178)            (175)              --
                                                                       -------        --------         --------

  Earnings from continuing operations                                   1,214            3,468            1,948
                                                                       ------           ------           ------

Discontinued operations:
   Profit/(loss) from discontinued  operations net of
   income tax expense/(benefit) of $171, (48)
   and ($19) in 1998, 1997 and 1996, respectively                         331             (94)              (24)

   Estimated loss on disposal of discontinued segment,
   net of income tax benefit of $431 in 1997                               --            (836)               --
                                                                        ------        --------          --------

Net gain/(loss) from discontinued operations                              331            (930)              (24)
                                                                       -------        ---------         --------

Net earnings                                                           $1,545            2,538            1,924
                                                                       ======          =======          =======


See accompanying notes to consolidated financial statements.

            AMERICAN PHYSICIANS SERVICE GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS, continued

(In thousands, except per share amounts)

                                                                                  Year Ended
                                                                                December 31,
                                                                       -------------------------------------
                                                                       1998             1997            1996
                                                                       ----             ----          ------

  Earnings per common share:

  Basic:
    Earnings from continuing operations                               $0.29             0.84            0.48

    Discontinued operations                                            0.08            (0.22)             --
                                                                     ------            -----           ------

       Net earnings                                                   $0.37             0.62            0.48
                                                                     ======            =====          ======

   Diluted:
    Earnings from continuing operations                               $0.24             0.81            0.46

    Discontinued operations                                            0.07            (0.22)             --
                                                                      -----            -----          ------

    Net earnings                                                      $0.31             0.59            0.46
                                                                      =====            =====          ======


  Basic weighted average shares
    outstanding                                                       4,163            4,106           4,025
                                                                      =====            ======         =======


  Diluted weighted average
    shares outstanding                                                4,692            4,241           4,219
                                                                      =====            ======         =======


  See accompanying notes to consolidated financial statements.

            AMERICAN PHYSICIANS SERVICE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


(In thousands, except share data)
                                                           Year Ended
                                                          December 31,
                                                   -------------------------
                                                     1998              1997


ASSETS

Current assets:
 Cash and cash equivalents                         $3,214             5,188
 Trading account securities                           535               449
 Management fees and other receivables
   (Note 2)                                           968               815
 Notes receivable, net - current (Note 3)             196             1,157
 Receivable from clearing broker                    1,036               543
 Prepaid expenses and other                           339               508
 Deferred income tax asset                          1,279             1,336
                                                    -----            ------
   Total current assets                             7,567             9,996



Notes receivable, net less current portion
  (Note 3)                                          4,287             2,982
Property and equipment, net (Note 5)                1,653             1,830
Investment in affiliates (Note 13)                 17,063            15,611
Preerred stock investment                           2,078                --
Other assets                                          266               318
                                                   ------            ------
   Total assets                                   $32,914            30,737
                                                   ======            ======





See accompanying notes to consolidated financial statements.

            AMERICAN PHYSICIANS SERVICE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, continued


(In thousands, except share data)

                                                         Year Ended
                                                        December 31,
                                                   ----------------------
                                                   1998              1997
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable - trade                           910               901
 Payable to clearing broker                         487               441
 Income taxes payable                               292               226
 Accrued compensation                               823               446
 Accrued expenses and other liabilities
   (Note 6)                                       3,273             3,286
                                                  -----            ------
  Total current liabilities                       5,785             5,300

Deferred income tax liability
   (Note 9)                                       2,474             2,158
                                                  -----            ------
  Total liabilities                               8,259             7,458
                                                 ------            ------

Minority interest                                    53               175

Shareholders' equity:
 Preferred stock, $1.00 par value,
   1,000,000 shares authorized                       --                --
 Common stock, $0.10 par value,
   20,000,000 shares authorized; 4,160,083
   issued at 12/31/98 and 4,160,861 at
   12/31/97                                         416               416
 Additional paid-in capital                       5,481             5,528
 Retained earnings                               18,705            17,160
                                                 ------            ------

    Total shareholders' equity                   24,602            23,104
                                                 ------           -------

Commitments and contingencies
    (notes 5, 7, 8, 10, 11, 12)
 Total liabilities and shareholders' equity     $32,914            30,737
                                                =======            ======


See accompanying notes to consolidated financial statements.

            AMERICAN PHYSICIANS SERVICE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)


                                                                                  Twelve Months Ended
                                                                                      December 31,
                                                                          --------------------------------------
                                                                          1998           1997              1996
                                                                          ----           ----              ----

Cash flows from operating activities:
  Cash received from customers                                       $ 16,017           13,080           11,123
  Cash paid to suppliers and employees                                (14,390)          (9,247)         (11,064)
  Change in trading account securities                                    (86)             250              315
  Change in receivable from clearing broker                              (447)            (177)             501
  Interest paid                                                           (59)           (  21)            ( 54)
  Income taxes paid                                                      (439)           ( 772)           ( 611)
  Interest, dividends and other investment proceeds                       234              219              459
                                                                       -------        --------          -------
    Net cash provided by operating activities                             830            3,332              669
                                                                       -------        --------          -------

Cash flows from investing activities:
  Proceeds from the sale of property and
    equipment                                                              13               55               --
  Payments for purchase of property and
    equipment                                                            (206)           ( 312)           ( 144)
  Net decrease in marketable securities                                    --                5            2,045
  Proceeds from equity owners in investment                               259               --               --
  Investment in preferred stock                                        (2,073)          (5,292)            (244)
  Proceeds from sale of insurance exchange                                 --            1,000               --
  Proceeds from sale of 20& of Insurance Services                          --            2,000               --
  Funds loaned to others                                               (3,020)           ( 834)          (3,442)
  Collection of notes receivable                                        2,085              109               --
  Discontinued operations                                                 502               --               --
  Other                                                                    --              (82)              --
                                                                        -------         --------         ------
     Net cash used in investing activities                             (2,440)         ( 3,351)          (1,785)
                                                                       -------         --------          ------



Cash flows from financing activities:
  Repayment of long-term obligations                                       --            ( 542)          (  163)
  Proceeds from long-term obligations                                       8               --               --
  Purchase/retire treasury stock                                         (147)           ( 337)          (  453)
  Exercise of stock options                                                75              316              704
  Distributions to minority interest                                     (300)              --               --
                                                                      -------          -------           ------
    Net cash used in financing activities                                (364)            (563)              88
                                                                       -------         -------           ------

Net change in cash and cash equivalents                                (1,974)           ( 582)          (1,028)

Cash and cash equivalents at beginning of period                        5,188            5,770            6,798
                                                                        -----            -----           ------
Cash and cash equivalents at end of period                              3,214            5,188            5,770
                                                                        =====          =======           ======



See accompanying notes to consolidated financial statements.

            AMERICAN PHYSICIANS SERVICE GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In thousands)

                                                                                Twelve Months Ended
                                                                                   December 31,
                                                                      ---------------------------------------
                                                                      1998             1997             1996
                                                                      ----             ----             ----
Reconciliation of net earnings to net cash from
 operating activities:

 Net earnings                                                      $ 1,545            2,538            1,924
Adjustments to reconcile net earnings to
  net cash from operating activities:
Depreciation and amortization                                          618              436              324
(Earnings)/loss from discontinued operations                          (502)             200               --
Loss on disposal of discontinued operations                             --            1,209               --
Minority interest in consolidated earnings                             178              175               --
Undistributed earnings of affiliate                                 (1,457)          (2,014)          (1,411)
Provision for bad debts                                                361               --               --
Gain on sale of fixed assets                                            (1)              --               --
Gain on sale or disposition of assets                                   --           (2,032)              --
(Gain) loss on sale of securities                                       --               41              (82)
Change in federal income tax payable                                    66              876             (584)
Provision for deferred taxes                                           373               56              925
Change in trading securities                                           (86)             250              315
Change in receivable from clearing broker                             (447)             177              501
Change in management fees and other receivable                        (153)             (26)              17
Change in prepaids and other current assets                            169             (191)              24
Change in long term assets                                              52               --              265
Change in trade payable                                                  9               90               53
Change in accrued expenses and other liabilities                       105            1,547           (1,602)
                                                                   -------           ------           ------

  Net cash from operating activities                               $   830            3,332              669
                                                                   =======           ======           ======

Summary of non-cash transactions:

During 1998,  non-qualified employee stock options were exercised which resulted
in  a  reduction  of  income  tax  payable  and  a  corresponding   addition  to
paid-in-capital of $25.


During 1997,  non-qualified employee stock options were exercised which resulted
in  a  reduction  of  income  tax  payable  and  a  corresponding   addition  to
paid-in-capital of $194.

During 1996, non-qualified employee stock options were exercised which resulted in a reduction of income tax payable and a corresponding addition to paid-in capital of $624.



See accompanying notes to consolidated financial statements

            AMERICAN PHYSICIANS SERVICE GROUP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                     For the years ended December 31, 1998,
                                  1997 and 1996


(In thousands, except share data)

                                                              Additional     Unrealized                     Total
                                          Common Stock           Paid-in       Holding     Retained     Shareholders'
                                   Shares          Amount        Capital        Gains      Earnings        Equity
                                   --------------  ---------  -------------  ------------- -----------  --------------
Balance January 1, 1996             3,663,871        $366        4,530              --      12,698           17,594
Net earnings                               --          --           --              --       1,924            1,924
Unrealized loss on securities
    available for sale, net of tax         --          --           --             (11)         --              (11)
Shares issued (Note 11)               450,000          45          659              --          --              704
Shares repurchased &
   cancelled                          (64,676)         (6)        (447)             --          --             (453)

Income tax benefit of non-
  qualified option exercises               --          --          624              --          --              624
                                    ----------    ---------  -------------   ------------ -----------  --------------
Balance December 31, 1996           4,049,195         405        5,366             (11)     14,622           20,382

Net earnings                               --          --           --              --       2,538            2,538
Unrealized gain on securities
   available for sale, net of tax          --          --           --              11          --               11
Shares issued (Note 11)               164,666          16          300              --          --              316
Shares repurchased &
   cancelled                          (53,000)         (5)        (332)             --          --             (337)
Income tax benefit of non-
   qualified option exercises              --          --          194              --          --              194
                                   --------------  ---------  -------------  ------------- -----------  --------------
Balance December 31, 1997           4,160,861         416        5,528              --      17,160           23,104

Net earnings                               --          --           --              --       1,545            1,545
Shares issued (Note 11)                25,833           3           72              --          --               75
Shares repurchased &
   cancelled                          (26,611)         (3)        (144)             --          --             (147)
Income tax benefit of non-
  qualified option exercises               --          --           25              --          --               25
                                   --------------  ---------- -------------  ------------- -----------  --------------
Balance December 31, 1998           4,160,083        $416        5,481              --      18,705           24,602
                                   ==============  ========== =============  ============= ===========  ==============

See accompanying notes to consolidated financial statements.

            AMERICAN PHYSICIANS SERVICE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


(1)      Summary of Significant Accounting Policies

(a)      General

         American Physicians Service Group, Inc. through its subsidiaries, provides financial services that include brokerage and asset management services to individuals and institutions, and insurance services that consist of management services for malpractice insurance companies. The financial services business has clients nationally. Insurance management is a service provided primarily in Texas, but is available to clients nationally. American Physicians Service Group, Inc. also owns space in the office building which serves as its headquarters. Through its real estate subsidiary it leases space that is surplus to its needs. During the three years presented in the financial statements, financial services generated 47% of total revenues and insurance services generated 45%.

         American Physicians Services Group, Inc. has two affiliates; Prime Medical Services, Inc., of which it owns approximately 18%, and Syntera HealthCare Corporation, of which it owns approximately 62%. Prime Medical is the country's largest provider of lithotripsy (non-invasive kidney stone fracturing) services and Syntera is a physician practice management company. The Company also has a preferred stock investment in a company which develops and operates Alzheimer's care facilities.

(b)      Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(c)      Principles of Consolidation

         The consolidated financial statements include the accounts of American Physicians Service Group, Inc. and of subsidiary companies more than 50% owned ("Company"), except for its investment in Syntera. Syntera is accounted for using the equity method, as the operating plan for Syntera will result in the Company diluting its ownership to a non controlling position as additional physician practices are acquired. Investments in affiliated companies and other entities in which the Company's investment is less than 50% of the common

            AMERICAN PHYSICIANS SERVICE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


(1)      Summary of Significant Accounting Policies, continued

         shares outstanding and where the Company exerts significant influence are accounted for by the equity method.

         All significant intercompany transactions and balances have been eliminated from the accompanying consolidated financial statements.

(d)      Revenue Recognition

         Investment services revenues related to securities transactions are recognized on a trade date basis.

         Insurance services revenues related to management fees are recognized monthly as a percentage of the earned premiums of the managed company. The profit sharing component of these fees is recognized when it is reasonably certain that the managed company will have an annual profit, generally in the fourth quarter of each year.

         Real estate rental income is recognized monthly over the term of the lease. Costs of leasehold improvements are capitalized and amortized monthly over the term of the lease.

                  Investment revenues are recognized as accrued on highly rated investments and as received on lesser grades.

(e)      Marketable Securities

         The Company's investments in debt and equity securities are classified in three categories and accounted for as follows:

                  Classification                    Accounting
                  --------------                    ------------------------
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

            AMERICAN PHYSICIANS SERVICE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996



(1)      Summary of Significant Accounting Policies, continued

         The Company has included its marketable securities, held as inventory at its broker/dealer, in the trading securities category.

(f)      Property and Equipment

         Property and equipment are stated at cost. Property and equipment and rental property are depreciated using the straight-line method over the estimated useful lives of the respective assets (3 to 40 years).

(g)      Long-Lived Assets

         Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized if there is a difference between the fair value and carrying value of the asset.

         (h)      Income Taxes

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

(i)      Earnings Per Share

         Basic earnings per share is based on the weighted average shares outstanding without any diluted effects considered. Diluted earnings per share reflect dilution from all contingently issuable shares, including options.

(j)      Cash and Cash Equivalents

         Cash and cash equivalents include cash and highly liquid investments with an original maturity of 90 days or less.

            AMERICAN PHYSICIANS SERVICE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996



(1)      Summary of Significant Accounting Policies, continued

(k)      Notes Receivable

         Notes receivable are recorded at cost, less allowances for doubtful accounts when deemed necessary. Management, considering current information and events regarding the borrowers ability to repay their obligations, considers a note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. Impairment losses are included in the allowance for doubtful accounts through a charge to bad debt expense. The present value of the impaired loan will change with the passage of time and may change because of revised estimates of cash flows or timing of cash flows. Such value changes shall be reported as bad debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that would be reported.

(l)      Stock-Based Compensation

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"), but applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plans.

(m)      Reclassification

         Certain reclassifications have been made to amounts presented in previous years to be consistent with the 1998 presentation.

(n)      Other Comprehensive Income

          For the three years ended December 31, 1998, the Company has not had any significant other comprehensive income

            AMERICAN PHYSICIANS SERVICE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


(2)      Management Fees and Other Receivables

         Management fees and other receivables consist of the following:

                                                            December 31,
                                                      1998               1997
                                                    --------            -------
         Management fees receivable                 $501,000              3,000
         Trade accounts receivable                   173,000            200,000
         Less:  allowance for doubtful accounts
                                                      (8,000)           (25,000)
         Accrued interest receivable                  21,000             10,000
         Other receivables                           281,000            627,000
                                                     -------            -------
                                                    $968,000            815,000
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

         The Company earned management fees and other related income of $5,655,000, $6,287,000 and $5,942,000 and received expense reimbursements of $1,420,000, $664,000 and $346,000 for the years ended December 31, 1998, 1997 and 1996, respectively, related to these agreements.

            AMERICAN PHYSICIANS SERVICE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

(3)      Notes Receivable

         Notes receivable consist of the following:

                                                                                                 December 31,
                                                                                           1998               1997
Reagan Publishing Company
This  unsecured  note had an original  rate of 7% and a maturity of December 31,
1997.  During 1997, the terms were renegotiated with a payment schedule based on the sales volume of the borrower,  with certain annual minimums, and interest at the prime rate. The borrower  defaulted in 1998 and the Company is in litigation to
collect amounts owed.                                                                       $156,000          176,000
Consolidated Eco-Systems, Inc.
This note is secured  by  1,200,000  shares of  Consolidated  Eco-Systems,  Inc.
common  stock and stock and  certain  assets of Con-Eco  subsidiaries.  The note bears  interest  at 15%.  The Company  declared  the note in default in 1998 and entered into a  Restructuring  Agreement in March 1999.  Under the agreement the
Company obtained additional  collateral and agreed to refinance the note on more favorable  terms in the future,  provided  that  certain  minimum  payments  are received.
                                                                                           3,709,000        3,788,000
Uncommon Care, Inc.
Term Note: This note was secured by land located in Fort Bend County, Texas. The note carried a 10% interest rate and was paid in full on January 31, 1998.
Revolving Line of Credit:  This note is secured by substantially all of the assets                --          300,000
of Uncommon Care and is subordinated to bank loans for various real estate purchases.  The note is interest only at 10%, payable quarterly.  Any outstanding
principal is due June 30, 2005.                                                              745,000               --
Syntera HealthCare Corporation
This unsecured revolving line of credit bears interest at 10%.  Payments are interest only, paid quarterly through November 1, 2001, at which time the
outstanding principal balance is due.                                                        580,000               --
Employees
Four employees have loans from the Company as employment inducements.  The notes are non-interest bearing and are being forgiven and amortized monthly over three to four year periods.  The notes are due and payable should the employees terminate
employment.                                                                                  437,000          528,000
                                                                                             -------          -------
                                                                                           5,627,000        4,792,000
Less allowance for doubtful accounts                                                     (1,144,000)        (653,000)
                                                                                         -----------        ---------
                                                                                           4,483,000        4,139,000
Less current portion                                                                         196,000         1,157,00
                                                                                          ----------        ---------
Long term portion                                                                         $4,287,000        2,982,000
                                                                                          ==========        =========

            AMERICAN PHYSICIANS SERVICE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996



(3)      Notes Receivable, continued

         The Company's note receivable from Consolidated Eco-Systems, Inc. (formerly Exsorbet Industries, Inc.) ("Con-Eco") (NASDAQ:EXSO), a diversified environmental and technical services company, is in excess of 10% of stockholder's equity at December 31, 1998 and represents a concentration of credit risk. No interest income has been recognized by the Company.

         Following a renegotiation of the debt in November 1997, Con-Eco defaulted on the note. Con-Eco's stock was delisted during 1998 and has negligible value. The Company considers the loan to be impaired and has recorded the loan as follows:

                                                  December 31,
                                       1998                           1997
                                       ----                           ----
Recorded loan amount                 $3,709,000                    3,788,000
Less allowance for impairment           880,000                      488,000
                                     ----------                    ---------
                                     $2,829,000                    3,300,000
                                     ==========                    =========


         A reconciliation of the allowance for impairment follows:

                                               Year Ended December 31,
                                            1998                        1997
                                         -------                   ----------
Balance at beginning of the period       653,000                           --
Additions charged to operations         (100,000)                     (76,000)
Deductions charged to allowance          591,000                      729,000
                                         -------                   ----------
Balance at end of period              $1,144,000                      653,000
                                      ==========                   ==========


(4)      Fair Value of Financial Instruments

         Statements of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" (Statement 107), requires that the Company disclose estimated fair values for its financial instruments as of December 31, 1998 and 1997.

         For financial instruments the fair value equals the carrying value as presented in the consolidated balance sheets. Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments.

            AMERICAN PHYSICIANS SERVICE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996



(4)      Fair Value of Financial Instruments, continued

         Cash and Cash Equivalents

         The carrying amounts for cash and cash equivalents approximate fair value because they mature in less than 90 days and do not present unanticipated credit concerns.

         Trading Account Securities

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

         Notes Receivable

         The fair value of notes has been determined using discounted cash flows based on management's estimate of current interest rates for notes of similar credit quality. On notes determined to be impaired, the notes have been discounted based on the original interest rate of the note.

         Receivable from Clearing Broker

         The carrying amounts approximate fair value because the funds can be withdrawn on demand and there is no unanticipated credit concern.

         Preferred Stock Investment

         The fair value has been determined using discounted cash flows based on estimates of future earnings.

         Accounts Payable

         The fair value of the payable approximates carrying value due to the short-term nature of the obligation.

            AMERICAN PHYSICIANS SERVICE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


(4)      Fair Value of Financial Instruments, continued

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

(5)      Property and Equipment

         Property and equipment consists of the following:

                                                  December 31,
                                     ------------------------------------------
                                          1998                     1997
                                     -----------------         ----------------
         Office condominium              $1,796,000                1,847,000
         Furniture and equipment          3,173,000                3,758,000
                                          ---------                ---------
                                          4,969,000                5,605,000
         Accumulated depreciation
          and amortization                3,316,000                3,775,000
                                          ---------                ---------
                                         $1,653,000                1,830,000
                                         ==========                =========

         The Company owns approximately 53,000 square feet in the condominium building in which its principal offices are located. The Company, its subsidiaries and affiliates occupy approximately 31,000 square feet and the remainder is leased to third parties. Rental income received from third parties during the years ended December 31, 1998, 1997 and 1996 totaled approximately $355,000, $385,000 and $379,000 respectively. Future minimum lease payments to be received under the terms of the office condominium leases are as follows: 1999 - $206,000, 2000 - $114,000; 2001 - $92,000; 2002 - $44,000; and 2003 - $33,000.

            AMERICAN PHYSICIANS SERVICE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


(6)   Accrued Expenses and Other Liabilities



      Accrued expenses and other liabilities consists of the following:



                                                   1998                 1997
                                              -------------       --------------

        APS Systems disposition costs
         (discontinued operations)
                                               $1,026,000             1,138,000
        Taxes payable - other                     115,000                96,000
        Deferred income                           740,000               280,000
        Health insurance and other claims
         payable                                       --                59,000
        Contractual/legal claims                1,096,000             1,461,000
        Vacation payable                          134,000               102,000
        Funds held for others                      20,000                58,000
        Other                                     142,000                92,000
                                                  -------                ------
                                               $3,273,000             3,286,000
                                               ==========             =========


(7)      Notes Payable

         The Company has established a $10,000,000 line of credit with NationsBank of Texas, N. A. The Company will pledge shares of Prime Medical to the bank as funds are advanced under the line. No funds had been advanced at December 31, 1998. Funds advanced under the agreement will bear interest at the prime rate less 1/4 %. The unused portion of the line carries a 1/4 % commitment fee. All interest is to be paid quarterly. Any outstanding principal is to be paid at maturity in February 2001.

         In order to receive advances under the line, the Company must maintain certain levels of liquidity and net worth. In addition, the market value of the collateral must exceed a certain multiple of the funds advanced under the line and there must be no occurrence which would have a material adverse effect on the Company's ability to meet its obligations to the bank.

            AMERICAN PHYSICIANS SERVICE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


(8)      Commitments and Contingencies

         The Company has extended a line of credit to Syntera HealthCare Corporation to a maximum amount of $3,000,000. The note is interest only at 10%, payable quarterly. The note matures November 1, 2001, at which time all principal and accrued but unpaid interest are due. Advances under the line are subject to Syntera meeting certain qualifications at the date of each advance request.

         The Company has extended a line of credit to Uncommon Care, Inc. to a maximum amount of $2,400,000. The note is interest only at 10%, payable quarterly. The note matures June 30, 2005, at which time all principal and accrued but unpaid interest are due. Advances under the line are subject to Uncommon Care meeting certain qualifications at the date of each advance request.

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

         Rent expense under all operating leases for the years ended December 31, 1998, 1997 and 1996 was $44,000, $89,000 and $51,000 respectively.
         Future minimum payments for leases which extend for more than one year were $96,000 at December 31, 1998.

         The Company is involved in various claims and legal actions that have arisen in the ordinary course of business. Management believes that any liabilities arising from these actions will not have a significant adverse effect on the financial condition of the Company.

            AMERICAN PHYSICIANS SERVICE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

(9)  Income Taxes

     Income tax expense (benefit) consists of the following:

                                                     Year Ended
                                                    December 31,
                                      ------------------------------------------
                                       1998             1997             1996
                                       ----             ----             ----
     Continuing Operations
     Federal
       Current                       $332,000        1,394,000           47,000
       Deferred                       399,000          777,000          938,000
     State                            132,000          170,000           73,000
     Discontinued Operations          171,000         (479,000)         (13,000)
                                      -------        ---------          -------
                                   $1,034,000        1,862,000        1,045,000
                                   ==========        =========        =========


         A reconciliation of expected income tax expense (computed by applying the United States statutory income tax rate of 34% to earnings before income taxes) to total tax expense in the accompanying consolidated statements of earnings follows:

                                                     Year Ended
                                                    December 31,
                                    --------------------------------------------
                                      1998             1997             1996
                                      ----             ----             ----
    Expected federal income tax
      expense
                                    $877,000        1,556,000          972,000
    State taxes                      132,000          170,000           73,000
    Other, net                        25,000          136,000               --
                                    --------        ---------          -------
                                  $1,034,000        1,862,000        1,045,000
                                  ==========        =========        =========


         The tax effect of temporary differences that gives rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below:

            AMERICAN PHYSICIANS SERVICE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

                                                         Year Ended
                                                         December 31,
                                                    ----------------------------
(9)      Income Taxes, continued
                                                        1998             1997
                                                        ----             ----
     Deferred tax assets:
     Net operating loss carryforwards                $186,000           188,000
     Accrued expenses                                 774,000         1,015,000


     Accounts receivable, principally due to
       allowance for doubtful accounts                 94,000            79,000
     Deferred income                                  378,000           228,000
     Market value allowance                            17,000                --
     Other                                             48,000            71,000
                                                      -------         ---------
     Total gross deferred tax assets                1,497,000         1,581,000
     Less valuation allowance                        (186,000)         (188,000)
                                                    ---------         ---------
     Net deferred tax assets                        1,311,000         1,393,000
                                                    ---------         ---------
     Deferred tax liabilities:
     Investment in Prime Medical Services, Inc.
      due to use of equity method for books        (2,474,000)       (2,158,000)
     Capitalized expenses, principally due to
      deductibility for tax purposes                  (32,000)          (57,000)
                                                     --------          --------
     Total gross deferred tax liabilities          (2,506,000)       (2,215,000)
                                                   -----------       -----------
     Net deferred tax liability                   $(1,195,000)         (822,000)
                                                  ===========          =========


         The valuation allowance for deferred tax assets as of January 1, 1997 was $0. The net change in the total valuation allowance for the years ended December 31, 1998 and 1997 was a (decrease)/increase of ($2,000) and $188,000, respectively. The Company believes that the valuation allowance at December 31, 1998 is necessary due to uncertainties regarding the use of the net operating loss carryforwards from separate return years of a subsidiary acquired in 1997.

         At December 31, 1998, net operating loss carryforwards available to reduce future taxable income amounted to approximately $548,000 and expire from years 2011 to 2012.

         Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1998.

            AMERICAN PHYSICIANS SERVICE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


(10)     Employee Benefit Plans

         The Company has an employee benefit plan qualifying under Section 401(k) of the Internal Revenue Code for all eligible employees. Employees become eligible upon meeting certain service and age requirements. Employees may defer up to 15% (not to exceed $10,000 in
         1998) of their annual compensation under the plan. The Company, at its discretion, may contribute up to 200% of the employees' deferred amount. For the years ended December 31, 1998, 1997 and 1996, contributions by the Company aggregated, $126,000, $92,000 and $104,000, respectively.

(11)     Stock Options

         The Company has adopted, with shareholder approval, the "1995 Non-Employee Directors Stock Option Plan" ("Directors Plan") and the "1995 Incentive and Non-Qualified Stock Option Plan" ("Incentive Plan"). The Directors Plan provides for the issuance of up to 200,000 shares of common stock to non-employee directors who serve on the Compensation Committee. The Directors Plan is inactive and it is assumed the remaining 50,000 shares will not be issued. The Incentive Plan, as amended with shareholder approval in 1998, provides for the issuance of up to 1,200,000 share of common stock to directors and key employees.

         The exercise price for each non-qualified option share is determined by the Compensation Committee of the Board of Directors ("the Committee"). The exercise price of a qualified incentive stock option has to be at least 100% of the fair market value of such shares on the date of grant of the option. Under the Plans, option grants are limited to a maximum of ten-year terms; however, the Committee has issued all currently outstanding grants with five-year terms. The Committee also determines vesting for each option grant and all outstanding options vest in three approximately equal annual installments beginning one year from the date of grant.

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"), but applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plans. No cost from stock-based compensation awards was recognized in 1998, 1997 or 1996. If the Company had elected to recognize compensation cost of options granted based on the fair value at the grant dates, consistent with Statement 123, net income and earnings per share would have changed to the pro forma amounts indicated below:

            AMERICAN PHYSICIANS SERVICE GROUP, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL
                  STATEMENTS December 31, 1998, 1997 and 1996

(11)  Stock Options, continued

                                                     Year Ended December 31,
                                             -----------------------------------
                                             1998            1997          1996
                                             ----            ----          ----
    Pro forma net income                   $810,000       1,989,000    1,634,000
    Pro forma earnings per share-basic         0.19            0.48         0.41
                             - diluted         0.16            0.46         0.39



    The fair value of the options used to compute the pro forma amounts is estimated using the Black Scholes option-pricing model with the following assumptions:

                                       1998           1997            1996
                                       ----           ----            ----
        Risk-free interest rate        5.21%          6.16%           6.06%
        Expected holding period        3.90 years     3.90 years      3.75 years
        Expected volatility            .401           .480            .692
        Expected dividend yield         -0-            -0-             -0-


    Statement 123 calls for a prospective application of compensation relating to the grant of stock options and, consequently pro-forma financial information may not be indicative of future amounts until the new rules are applied to all outstanding non-vested awards.

    Presented below is a summary of the stock options held by the Company's employees and directors and the related transactions for the years ended December 31, 1998, 1997 and 1996. Remaining options outstanding from the Company's previous 1983 plans are included.

                                                            Year Ended December 31,
                                --------------------------------------------------------------------------------
                                          1998                         1997                     1996

                                                Weighted                   Weighted                  Weighted
                                                 Average                    Average                   Average
                                                Exercise                   Exercise                  Exercise
                                   Shares         Price        Shares        Price       Shares        Price
   Balance at January 1              774,000          $6.60      651,000        $5.64      837,000        $2.18
   Options granted                   597,000           5.92      293,000         9.32      295,000         9.32
   Options exercised                  26,000           2.90      165,000         1.92      450,000         1.56
   Options forfeited/expired              --             --        5,000         7.13       31,000         6.16
   Balance at December 31          1,345,000           6.36      774,000         6.60      651,000         5.64
                                   =========           ====      =======         ====      =======         ====
   Options exercisable               460,000          $6.44      244,000        $5.84      258,000        $2.22
                                     =======          =====      =======        =====      =======        =====

            AMERICAN PHYSICIANS SERVICE GROUP, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL
                  STATEMENTS December 31, 1998, 1997 and 1996

(11)     Stock Options, continued

         The weighted average fair value of Company stock options, calculated using the Black Scholes option pricing model, granted during the years ended December 31, 1998, 1997 and 1996 is $2.33, $2.68 and $5.15 per
         option, respectively.

         The following table summarizes the Company's options outstanding and exercisable options at December 31, 1998:


                                             Stock Options                      Stock Options Exercisable
                                              Outstanding
                              --------------------------------------------     -----------------------------
                                               Average        Weighted                          Weighted
                                              Remaining        Average                           Average
              Range of                       Contractual      Exercise                          Exercise
          Exercise Prices        Shares          Life           Price             Shares          Price
        $2.25 to $5.00             390,000       3.4 years          $3.65            159,000          $3.12
        $5.01 to $7.75             722,000       3.8 years          $6.65            149,000          $6.95
        $7.76 to $10.50            233,000       2.5 years         $10.00            152,000         $10.05
                                 ---------                                           -------
        Total                    1,345,000                                           460,000
                                 =========                                           =======


(12)     Discontinued Operations

         The Company, through its wholly owned subsidiary, APS Systems, Inc. ("APS Systems"), had previously developed software and marketed it to medical clinics and medical schools. This business segment became unprofitable in 1996. A joint venture with a software developer was formed in 1996 with a plan to develop new products, but was discontinued in 1997 when it was determined that the high cost of developing competitive products precluded an adequate return on investment. Subsequently, the Company ceased marketing the software and reduced the scope of APS Systems' operations to a level adequate to service existing clients through the terms of their contracts. The Company originally assumed that all clients would have migrated to other software products by the end of 1999 and reflected the expected financial impact of discontinuing this segment on that date in the 1997 financial statements. The measurement date for determining expected losses from the disposal was May 15, 1997. Termination of support for one client, whose contract runs until 2002, may now extend past December 31, 1999. Consequently, the Company has adjusted its loss allowance and believes that such allowance is adequate to cover potential future obligations.

            AMERICAN PHYSICIANS SERVICE GROUP, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL
                  STATEMENTS December 31, 1998, 1997 and 1996

(12)     Discontinued Operations, continued

         Net assets/(liabilities) of the discontinued computer systems and software segment as of December 31, 1998 consisted of the following:

                  Cash and cash investments                              $31,000
                  Trade accounts receivable                              126,000
                  Other receivables                                       14,000
                  Prepaid and other current assets                        13,000
                  Fixed assets, net of depreciation                       22,000
                  Intercompany receivables                             1,118,000
                  Trade accounts payable                                 (3,000)
                  Accrued expenses                                   (1,066,000)
                                                                     -----------
                  Net assets                                            $255,000
                                                                        ========


         Summary operating data for the year ended December 31, 1998 is as follows:

                  Total revenue                                       $2,039,000
                  Cost of sales                                        (310,000)
                  Other operating expenses                           (1,038,000)
                  Allowance for future client support                  (189,000)
                  Income taxes                                         (171,000)
                                                                        --------
                  Net income                                            $331,000
                                                                        ========

(13)     Investments in Affiliates

         On October 12, 1989, the Company purchased for cash 3,540,000 shares (42%) of the common stock of Prime Medical Services, Inc. ("Prime Medical"). Members of the Company's Board currently serve as two of the seven directors of Prime Medical. Prime Medical provides non-medical management services to lithotripsy centers. In conjunction with the acquisition of additional lithotripsy operations in June 1992, October 1993, and May 1996, the outstanding shares of Prime Medical increased. These increases, the sale of Prime Medical shares owned by the Company under an option agreement, and the repurchase by Prime Medical of its own shares, in the aggregate, have reduced the Company's ownership to 18% of the outstanding common stock of Prime Medical. The Company's investment in Prime Medical is accounted for using the equity method. The 3,064,000 shares of Prime Medical common stock held by the Company had an approximate market value of $22,409,000 (carrying amount of $13,089,000) at December 31, 1998 based on the market closing price of $7.3125 per share.

            AMERICAN PHYSICIANS SERVICE GROUP, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL
                  STATEMENTS December 31, 1998, 1997 and 1996

(13)     Investments in Affiliates, continued

         At December 31, 1998 and 1997, the Company's retained earnings included undistributed earnings, net of deferred tax, of Prime Medical totaling $5,583,000 and $4,379,000, respectively.

         The condensed balance sheet and statement of operations for Prime Medical follows:

     Condensed balance sheet at December 31, 1998 and 1997
                                                  1998                 1997
                                                  ----                 ----
     Current assets                            $70,006,000           47,542,000
     Long-term assets                          171,320,000          178,284,000
                                               -----------          -----------
     Total assets                             $241,326,000          225,826,000
                                              ============          ===========
     Current liabilities                       $28,465,000           37,383,000
     Long-term liabilities                     123,111,000           96,379,000
     Shareholders' equity                       89,750,000           92,064,000
                                                ----------           ----------
     Total liabilities and equity             $241,326,000          225,826,000
                                              ============          ===========
     Condensed statement of operations
      for the years ended December 31, 1998
      and 1997
                                                   1998                 1997
                                                   ----                 ----
     Total revenue                            $104,636,000           95,979,000
                                              ============           ==========
     Net income                                $10,794,000           14,856,000
                                               ===========           ==========


         On October 1, 1997, the Company formed Syntera HealthCare Corporation ("Syntera") with an initial ownership of 85%. Syntera specializes in the management of OB/GYN and related medical practices. In a typical transaction, Syntera acquires the non-medical assets of a physician's practice, signs a long-term management contract with the physician to provide all of the non-medical requirements of the practice, including personnel, office space, billing and collection, and other day-to-day operating functions. In turn, Syntera is paid a variable management fee that rewards the efficient operation and the expansion of the practice. The Company expects to reduce its ownership (currently 62%) to a minority level as it exchanges stock for practice assets. Due to the short time frame anticipated for this change in ownership to occur, the Company has accounted for its ownership on the equity basis in 1998 and 1997.

            AMERICAN PHYSICIANS SERVICE GROUP, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL
                  STATEMENTS December 31, 1998, 1997 and 1996


(13)     Investments in Affiliates, continued

         The condensed balance sheet and statement of operations for Syntera follows:

         Condensed balance sheet at December 31, 1998 and 1997
                                                     1998                1997
                                                     ----                ----
         Current assets                          $2,350,000           4,563,000
         Long-term assets                         5,431,000           1,664,000
                                                  ---------           ---------
         Total assets                            $7,781,000           6,227,000
                                                 ==========           =========
         Current liabilities                       $593,000            $505,000
         Long-term liabilities                      580,000                  --
         Shareholders' equity                     6,608,000           5,722,000
                                                  ---------           ---------
         Total liabilities and equity            $7,781,000           6,227,000
                                                 ==========           =========
         Condensed statement of operations for
         the years ended December 31, 1998
         and 1997
                                                     1998                1997
                                                     ----                ----
         Total revenue                          $4,640,000             297,000
                                                ==========             =======
         Net loss                                 $537,000             460,000
                                                  ========             =======


(14)     Segment Information

         The Company's segments are distinct by type of service provided. Each segment has its own management team and separate financial reporting. The Company's Chief Executive Officer allocates resources and provides overall management based on the segments' financial results.

         The Company's investment services segment includes brokerage and asset management services to individuals and institutions.

         The insurance services segment includes financial management for an insurance company that provides professional liability insurance to doctors.

         Real Estate income is derived from the leasing of office space.

         Corporate is the parent company and derives its income from interest and investments.

         Discontinued operations include medical software sales.

            AMERICAN PHYSICIANS SERVICE GROUP, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL
                  STATEMENTS December 31, 1998, 1997 and 1996

(14) Segment Information, continued


                                          1998            1997           1996
                                          ----            ----           ----
Operating Revenues:
 Investment services                  $9,914,000       5,726,000      3,302,000
 Insurance services                    5,655,000       6,287,000      5,942,000
 Real estate                             865,000         867,000        828,000
 Corporate                             1,721,000         982,000      2,376,000
                                       ---------         -------      ---------
                                     $18,155,000      13,862,000     12,448,000
                                     ===========      ==========     ==========
Reconciliation to Consolidated
 Statement of Earnings:
  Total segment revenues              18,155,000      13,862,000     12,448,000
  Less:   intercompany profits          (152,000)       (163,000)      (111,000)
          intercompany dividends      (1,600,000)       (634,000)    (1,900,000)
                                      ----------       ---------    -----------
        Total Revenues               $16,403,000      13,065,000     10,437.000
                                     ===========      ==========     ==========
Operating Profit (Loss):
 Investment services                    $810,000         372,000       (559,000)
 Insurance services                    1,437,000       2,385,000      1,591,000
 Real estate                             338,000         362,000        258,000
 Corporate                              (189,000)       (389,000)     2,214,000
                                       ---------       ---------      ---------
                                      $2,398,000       2,930,000      3,504,000
                                       =========       =========      =========
Reconciliation to Consolidated
 Statement of Earnings:
  Total segment operating profits      2,398,000       2,730,000      3,504,000
  Less: intercompany dividends        (1,600,000)       (634,000)    (1,900,000)
        other                                 --         (25,000)       (10,000)
                                      ----------       ----------     ---------
        Operating Income                $798,000       2,091,000      1,595,000

Equity in earnings of affiliates       1,457,000       2,014,000      1,411,000
Gain on sale of interest
  in subsidiary                               --       1,899,000             --
                                       ---------       ---------      ---------

Earnings from continuing operations
 before income  taxes and minority
 interests
                                       2,255,000       5,984,000      3,006,000
Income tax expense                       863,000       2,341,000      1,058,000
Minority interests                      (178,000)       (175,000)            --
                                       ---------       ---------       --------
Earnings from continuing
  operations                           1,214,000       3,468,000      1,948,000
                                       ---------       ---------      ---------
Net profit(loss) from discontinued
 operations, net of income tax           331,000       (930,000)       (24,000)
                                         -------       ---------       --------

            AMERICAN PHYSICIANS SERVICE GROUP, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL
                  STATEMENTS December 31, 1998, 1997 and 1996


(14)   Segment Information, continued
                                       1998              1997             1996
                                       ----              ----             ----
Net earnings                      $1,545,000         2,538,000        1,924,000
                                  ==========         =========        =========
Identifiable assets:
 Investment Services              $3,752,000         2,346,000        1,618,000
 Insurance Services                1,640,000         2,585,000        1,144,000
 Real Estate                       1,324,000         1,283,000        1,476,000
 Corporate:
  Investment in equity
   method investees               17,064,000        15,606,000        8,905,000
  Other                            8,928,000         8,561,000       12,071,000
 Discontinued Operations             206,000           356,000               --
                                     -------           -------       ----------
                                 $32,914,000        30,737,000       25,214,000
                                  ==========        ==========       ==========
Capital expenditures:
 Investment Services                 $55,000           154,000           33,000
 Insurance Services                   44,000            33,000           55,000
 Real Estate                          58,000                --           21,000
 Corporate                            49,000            26,000           17,000
 Discontinued Operations                  --            99,000           18,000
                                    --------            ------           ------
                                    $206,000           312,000          144,000
                                    ========           =======          =======
Depreciation/amortization
expenses:
 Investment Services                $279,000           118,000           33,000
 Insurance Services                   90,000            90,000          125,000
 Real Estate                         107,000           110,000          129,000
 Corporate                            78,000            62,000           13,000
 Discontinued Operations              64,000            56,000           24,000
                                      ------            ------           ------
                                    $618,000           436,000          324,000
                                    ========           =======          =======
Revenues  attributable to customers
generating  greater than 10% of the
consolidated revenues of the Company:
   Insurance services
     Company A                     3,970,000         4,659,000        4,412,000
                                   =========         =========        =========

            AMERICAN PHYSICIANS SERVICE GROUP, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL
                  STATEMENTS December 31, 1998, 1997 and 1996


(14)     Segment Information, continued

         At December 31, 1998 the Company had long-term contracts with company A and was therefore not vulnerable to the risk of a near-term severe impact from a reasonably possible loss of the revenue.

         Operating profit is operating revenues less related expenses and is all derived from domestic operations. Identifiable assets are those assets that are used in the operations of each business segment (after elimination of investments in other segments). Corporate assets consist primarily of cash and cash investments, notes receivable and investments in affiliates and preferred stock.

(15)     Earning Per Share

         Basic earnings per share are based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares, including options and convertible debt. A reconciliation of income and average shares outstanding used in the calculation of basic and diluted earnings per share from continuing operations follows:



                                            For the Year Ended December 31, 1998
                                          --------------------------------------
                                           Income        Shares       Per-Share
                                         (Numerator)   (Denominator)    Amount
                                          ----------    -----------    --------
 Earnings from continuing
   operations                             $1,214,000
 Basic EPS
 Income available to common
   stockholders                            1,214,000     4,163,000         $.29
                                                                           ====
 Effect of Dilutive Securities
 Options                                          --        74,000
 Contingently issuable shares                (76,000)      456,000
                                            --------       -------
 Diluted EPS
 Income available to common
  stockholders and assumed
  conversions                             $1,138,000     4,692,000         $.24
                                          ==========     =========         ====

            AMERICAN PHYSICIANS SERVICE GROUP, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL
                  STATEMENTS December 31, 1998, 1997 and 1996


(15)      Earning Per Share, continued


                                       For the Year Ended December 31, 1997
                                   ---------------------------------------------
                                    Income             Shares          Per-Share
                                  (Numerator)        (Denominator)       Amount
                                   ---------          -----------      --------
Earnings from continuing
  operations                      $3,468,000
Basic EPS
Income available to common
  stockholders                     3,468,000            4,106,000         $.84
                                                                          ====
Effect of Dilutive Securities
Options                                   --              114,000
Contingently issuable shares         (18,000)              21,000
                                    --------               ------
Diluted EPS
Income available to common
  stockholders and assumed
  conversions                     $3,450,000            4,241,000         $.81
                                  ==========            =========         ====


                                      For the Year Ended December 31, 1996
                                  ---------------------------------------------
                                   Income              Shares         Per-Share
                                 (Numerator)        (Denominator)       Amount
                                  ---------          -----------      ---------
Earnings from continuing
  operations                     $1,948,000
Basic EPS
Income available to common
  stockholders                    1,948,000            4,025,000         $.48
                                                                         ====
Effect of Dilutive Securities
Options                                  --              194,000
                                 ----------              -------
Diluted EPS
Income available to common
  stockholders                   $1,948,000            4,219,000         $.46
                                 ==========            =========         ====

            AMERICAN PHYSICIANS SERVICE GROUP, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL
                  STATEMENTS December 31, 1998, 1997 and 1996

(15)     Earning Per Share, continued

         At December 31, 1998 the Company's affiliate, Syntera, had issued 620,000 shares which are convertible into 724,000 of the Company's common shares in the event that the Syntera shares are not publicly tradable after a future date. Such conversion rights are in varying amounts beginning in October 1999 and extending through January 2002.

Unexercised employee stock options to purchase 295,000, 295,000 and 244,000 shares of the Company's common stock as of December 31, 1998, 1997 and 1996, respectively, were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the Company's common stock.