Form 10-Q
period 1999-03-31
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 1999-05-17
CIK 724024

=====================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE PERIOD ENDED MARCH 31, 1999

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

                                NUMBER OF SHARES
                                 OUTSTANDING AT
     TITLE OF EACH CLASS                         April 30, 1999
     --------------------                       ----------------
Common Stock, $.10 par value                       4,153,683

============================================================================

                                     PART I

                              FINANCIAL INFORMATION

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands)

                                                     Three Months Ended
                                                          March 31,
                                                      1999          1998
                                                   ----------    ----------
REVENUES:

  Financial services                                 $2,909        $2,097
  Insurance services                                  1,194           925
  Real estate                                           189           178
  Investments and other                                  79            32
                                                   ----------    ----------
    Total revenues                                    4,371         3,232

EXPENSES:

  Financial services                                  2,558         1,888
  Insurance services                                  1,346           895
  Real estate                                           141           131
  General and administrative                            441           219
  Interest                                               34             4
                                                   ----------    ----------
    Total expenses                                    4,520         3,136
                                                   ----------    ----------

Operating income/(loss)                                (149)           96

Equity in earnings/(loss) of
  unconsolidated affiliates (Note 3)                    518          (297)
                                                   ----------    ----------
Earnings/(loss) from continuing
  operations before income taxes
  and minority interest                                 369          (201)

Income tax expense/(benefit)                            126           (64)

Minority interest                                        25            (1)
                                                   ---------      ---------
Earnings/(loss) from continuing
  operations                                            268          (138)

Discontinued operations:
  Earnings/(loss) from discontinued operations
    net of income tax of $32 and $19
    in 1999 and 1998, respectively.                      63            36

                                                   ----------    ----------
NET EARNINGS/(LOSS)                                    $331         ($102)
                                                   ==========    ==========


See accompanying notes to consolidated financial statements

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
            CONSOLIDATED STATEMENT OF EARNINGS PER SHARE (UNAUDITED)



EARNINGS PER COMMON SHARE:
                                                           March 31,
                                                   ------------------------
                                                      1999           1998
                                                   ---------      ---------

Basic:
 Earnings/(loss) from continuing
  operations                                          $0.06        ($0.03)

 Discontinued operations                               0.02          0.01
                                                   ----------    ----------
  Net earnings/(loss)                                 $0.08        ($0.02)


Diluted:
 Earnings/(loss) from continuing
  opertions                                           $0.05        ($0.03)


 Discontinued operations                               0.01          0.01
                                                   ----------    ----------
  Net earnings/(loss)                                 $0.06        ($0.02)


Basic weighted average shares outstanding             4,158         4,159
                                                   ==========    ==========

Diluted weighted average shares outstanding           5,211         4,398
                                                   ==========    ==========






See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


(In thousands)

                                             March 31,             December 31,
                                               1999                    1998
                                           -------------          -------------
ASSETS

Current Assets:
  Cash and cash investments                      $2,710                 $3,214
  Trading account securities                        431                    535
  Notes receivable - current                        193                    196
  Management fees and other receivables             299                    968
  Receivable from clearing broker                 1,036                  1,036
  Income taxes receivable                           113                    ---
  Prepaid expenses and other                        262                    339
  Deferred income tax asset                       1,156                  1,279
                                             ----------             ----------
      Total current assets                        6,200                  7,567



Notes receivable, less current portion            5,780                  4,287
Property and equipment                            1,601                  1,653
Investment in affiliates                         17,581                 17,063
Preferred stock investment                        2,078                  2,078
Other assets                                        253                    266
                                           -------------          -------------
Total Assets                                    $33,493                $32,914
                                           =============          =============





See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

                                                March 31,          December 31,
                                                  1999                  1998
                                               -----------          -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable - trade                           $ 839                $ 910
  Payable to clearing broker                           425                  487
  Accrued compensation                                 111                  823
  Accrued expenses and other
     liabilities (Note 4)                            2,987                3,273
  Income taxes payable                                 ---                  292
                                               -----------          -----------
      Total current liabilities                      4,362                5,785

Note payable                                         1,610                  ---
Net deferred income tax liability                    2,583                2,474
                                               -----------          -----------

      Total liabilities                              8,555                8,259

Minority interest                                       28                   53

Shareholders' Equity:
  Preferred stock, $1.00 par value,
    1,000,000 shares authorized                       ----                 ----
  Common stock, $0.10 par value, shares
    authorized 20,000,000; issued 4,153,683
    at 3/31/99 and 4,160,083 at 12/31/98               415                  416
  Additional paid-in capital                         5,457                5,481
  Retained earnings                                 19,038               18,705
                                               -----------          -----------

      Total shareholders' equity                    24,910               24,602

Total Liabilities and Shareholders' Equity         $33,493              $32,914
                                               ===========          ===========




See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)
                                                          Three Months Ended
                                                               March 31,
                                                      1999               1998
                                                  -----------        -----------
Cash flows from operating activities:
  Cash received from customers                        $4,962             $3,243
  Cash paid to suppliers and employees                (5,328)            (3,229)
  Change in trading account securities                   104               (248)
  Change in receivable from clearing broker              (62)               244
  Interest paid                                          (34)                (4)
  Income taxes paid                                     (330)              (286)
  Interest, dividends and other investment
    proceeds                                              79                 54
                                                  -----------        -----------
      Net cash used in operating
        activities                                      (609)              (226)

Cash flows from investing activities:
  Proceeds from sale of property and equipment           ---                  2
  Payments for purchase property and equipment           (12)               (26)
  Proceeds from equity owners in investment              ---                259
  Investment in preferred stock                          ---             (2,073)
  Discontinued operations                                 96                ---
  Funds loaned to others                              (2,503)               ---
  Collection of notes receivable                         963                345
  Other                                                  (14)                57
                                                  -----------        -----------
    Net cash used in investing
      activities                                      (1,470)            (1,436)

Cash flows from financing activities:
  Proceeds from borrowings                             1,600                ---
  Purchase/retire treasury stock                         (25)               (42)
  Exercise of stock options                              ---                 20
  Distribution to minority interest                      ---               (150)
                                                  -----------        -----------
    Net cash provided by (used in) financing
      activities                                       1,575               (172)
                                                  -----------        -----------

Net change in cash and cash equivalents                $(504)           ($1,834)

Cash and cash equivalents at beginning of period       3,214              5,188
                                                  -----------        -----------
Cash and cash equivalents at end of period            $2,710             $3,354
                                                  ===========        ===========





See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In thousands)
                                                          Three Months Ended
                                                               March 31,
                                                         1999             1998
                                                      ---------        ---------
Reconciliation of net earnings/(loss) to net cash from operating activities:

Net earnings/(loss)                                      $331             ($102)

Adjustments to reconcile net earnings to net cash from operating activities:

Depreciation and amortization                             150               149
Provision for bad debts                                    42               ---
Earnings from discontinued operations                     (96)              (55)
Minority interest in consolidated earnings                (25)                1
Undistributed (earnings)/loss of affiliate               (518)              297
Write-off of fixed assets                                 ---                 7
Change in federal income tax payable                     (405)             (256)
Provision for deferred tax asset                          233               (82)
Change in trading securities                              104              (248)
Change in payable to clearing broker                      (62)              244
Change in management fees & other receivables             669                65
Change in prepaids & other current assets                  77                58
Change in trade payables                                  (71)             (282)
Change in accrued expenses & other liabilities         (1,038)              (22)
                                                     ---------         ---------

   Net cash from operating activities                   $(609)            ($226)
                                                     =========         =========



See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)



1.  GENERAL

The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles described in the audited financial statements for the year ended December 31, 1998 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of March 31, 1999 and the results of operations for the periods presented. These statements have not been audited or reviewed by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities Exchange Commission should be read in conjunction with this Quarterly Report on Form 10-Q. There have been no significant changes in the information reported in those notes other than from normal business activities of the Company.

Certain reclassifications have been made to amounts presented in prior periods to be consistent with the 1999 presentation.


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

3.  EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATE

At March 31, 1999 the Company owned 17.8% (3,065,000 shares) of the outstanding common stock of Prime Medical Services, Inc. ("Prime"). The Company records its pro-rata share of Prime's results on the equity basis. Prime is primarily in the business of providing lithotripsy services. The common stock of Prime is traded in the over-the-counter market under the symbol "PMSI". Prime is a Delaware corporation which is required to file annual, quarterly and other reports and documents with the Securities and Exchange Commission, which reports and documents contain financial and other information regarding Prime. Such reports and documents may be examined and copies may be obtained from the offices of the Securities and Exchange Commission.

At March 31, 1999 the Company owned 61.6% of Syntera HealthCare Corporation ("Syntera"). The Company records its pro-rata share of Syntera's results on the equity basis. Syntera specializes in the management of OB/GYN and related medical practices. The Company expects to reduce its ownership to a minority level as Syntera issues additional shares for future acquisitions.


4.  ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consists of the following:

                                                March 31            December 31
                                                  1999                   1998
                                                --------            -----------
Taxes payable-other                           $ 129,000               $ 115,000
Deferred income (Note 7)                        816,000                 740,000
Contractual/legal claims                      1,096,000               1,096,000
Vacation payable                                127,000                 134,000
Funds held for others                           280,000                 280,000
Discontinued operations disposition costs       543,000               1,026,000
Other                                            (4,000)               (118,000)
                                               ---------              ----------
                                             $2,987,000              $3,273,000
                                              =========               =========

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

Net assets/(liabilities) of the discontinued computer systems and software segment as of March 31, 1999 consisted of the following:


        Cash and cash investments                    $    26,000
        Trade accounts receivable                         26,000
        Other receivables                                 26,000
        Prepaid and other current assets                  11,000
        Fixed assets, net of depreciation                 18,000
        Intercompany receivables                         980,000
        Trade accounts payable                            (2,000)
        F.I.T. Payable                                  (203,000)
        Accrued expenses                                (565,000)
                                                        ---------
           Net assets                                  $ 317,000
                                                       ==========



6.   EARNINGS PER SHARE

Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflect dilution from all contingently issuable shares, including options and convertible debt. A reconciliation of income and average shares outstanding used in the calculation of basic and diluted earnings per share from continuing operations follows:

                                    For the Three Months Ended March 31, 1999
                                    ------------------------------------------
                                   Income             Shares           Per Share
                                 (Numerator)       (Denominator)        Amount
                                  ---------         -----------        ---------
Earnings from
 continuing operations            $ 268,000

Discontinued operations              63,000

Basic EPS
 Income available to
     common stockholders            331,000           4,158,000           $0.08

Effect of Dilutive Securities
   Options                              ---              32,000
   Contingently issuable shares     (14,000)          1,021,000
                                  ------------       ----------

Diluted EPS
 Income available to
    common stockholders and
    assumed conversions           $ 317,000           5,211,000           $0.06
                                  ==========          ==========          =====



                                     For the Three Months Ended March 31, 1998
                                     ------------------------------------------
                                     Income             Shares        Per Share
                                   (Numerator)      (Denominator)       Amount
                                    ---------        -----------      ---------
Earnings from continuing
   operations                      $ (102,000)

Basic EPS
   Income available to               (102,000)         4,159,000       $ (0.02)
    Common stockholders

Effect of dilutive securities
   Options                                ---            102,000
   Contingently issuable shares        (5,000)           137,000
                                     ----------         ---------

Diluted EPS
   Income available to common
    stockholders and assumed
    conversions                    $ (107,000)         4,398,000       $ (0.02)
                                   ===========         =========       ========

         Unexercised employee stock options to purchase 985,500 shares of the Company's common stock for the three month period ended March 31, 1999 were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the Company's common stock during the period.

         Unexercised employee stock options to purchase 264,800 and shares of the Company's common stock for the three month period ended March 31, 1998 were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the Company's common stock during the period.

         At March 31, 1999 the Company's affiliate, Syntera HealthCare Corp., had issued 639,100 shares which are contingently convertible into 1,020,700 of the Company's common shares in the event that the Syntera shares are not publicly tradeable within two years of their determination date.


7.       DEFERRED INCOME

         The Company collects commissions on certain medical malpractice insurance policies. Such commissions are collected in total up front. Income is earned on the policy over the course of the life of the policy, typically twelve months. That which is not yet earned is recorded as deferred income on the balance sheet.

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


RESULTS OF OPERATIONS

REVENUES

         Revenues from operations increased $1,140,000 (35.3%) for the three month period ended March 31, 1999 compared to the same period in 1998. All four operating segments showed revenue increases in 1999 compared to 1998.

         Financial services revenues increased $812,000 (38.7%) for the three month period ended March 31, 1999 compared to the same period in 1998. The increase was due to greater commission income at APS Financial Corp., a broker/dealer division of APS Investment Services, Inc. The increase in current year commission income is the result of greater volatility in the bond market, a greater emphasis on internally generated market research and a greater number of experienced brokers. Market volatility creates opportunities where customers are motivated to restructure their holdings. This increased activity creates more transactions and thus more commissions. Internal market research was bolstered by additional staffing in 1999. It contributes to higher commissions by providing additional investment ideas to be marketed by the brokers to a greater number of customers. The growth in the number of experienced brokers employed occurred in the latter half of 1998 primarily through the branch office in Houston, Texas. The Houston office contributed approximately $559,000 of the three month increase.

         Insurance services revenues from premium-based insurance management fees were up $269,000 (29.1%) for the three month period ended March 31, 1999 compared to the same period in 1998. The increase in the current year period was due to greater commissions earned on new and renewal business. A corresponding increase in commissions expense paid to third party agents resulted in third party activity having no effect on profits.

         Real estate revenues increased $11,000 (6.2%) for the three month period ended March 31, 1999 compared to the same period in 1998. The current three month increase reflects incremental increases in rates charged to outside tenants and affiliates. In April, 1999 a major tenant vacated the building. Rent revenues will be adversely affected in future periods until such time as the vacated space becomes occupied.

         Investment and other income increased $47,000 (146.9%) for the three month period ended March 31, 1999 compared to the same period in 1998. The increase in the current quarter was primarily due to a rise in interest income arising from line of credit loans granted to the Company's OB/GYN management affiliate, Syntera HealthCare Corporation, and to Uncommon Care, Inc., a privately-held developer and operator of dedicated Alzheimer's care facilities with which the Company has a cash investment in preferred stock.

EXPENSES

         Total operating expenses increased $1,384,000 (44.1%) for the three month period ended March 31, 1999 compared to the same period in 1998. All four operating segments experienced expense increases in 1999 compared to 1998.

         Financial services expense increased $670,000 (35.5%) for the three month period ended March 31, 1999 compared to the same period in 1998. The primary reason for the current year increase is higher commission expense resulting from the increase in commission revenue at APS Financial, the broker/dealer subsidiary of APS Investment Services, Inc. In addition, general and administrative costs at APS Investment Services increased in the current period primarily as a result of a fully staffed Houston branch office as well as personnel costs associated with the asset management division of APS Investment Services, APS Asset Management, Inc. No such asset management related costs were incurred in the first quarter of 1998.

         Insurance services expenses at the insurance management subsidiary increased $451,000 (50.4%) for the three month period March 31, 1999 compared to the same period in 1998 due primarily to higher commission expense which is the result of outside agents, who are paid a higher commission rate, producing a higher percentage of total premiums. A corresponding increase in commission revenue earned by third party agents resulted in third party activity having no effect on profits.

         Real estate expenses increased $10,000 (7.6%) primarily as a result of increased condo fees charged by the building condo association.

         General and administrative expense increased $222,000 (101.4%) for the three month period ended March 31, 1998 compared to the same period in 1998. The increase in the current quarter was due to higher personnel costs, higher legal fees resulting from the restructuring of certain receivables, and a charge to bad debt resulting from a change in discounted fuure cash flows of a certain receivable. Lastly, the first quarter of 1998 benefitted from the reversal of an accrual for certain contingencies. No such expense reversal was booked in the current quarter.


EQUITY IN EARNINGS/(LOSS) OF UNCONSOLIDATED AFFILIATES

         The Company's equity in earnings of Prime Medical Services, Inc. ("Prime") increased $738,000 for the three month period ended March 31, 1999 compared to the same period in 1998. Prior year three month earnings were adversely affected by a nonrecurring write-off of approximately $5.0 million in fees incurred in connection with a $100 million senior subordinated debt offering by Prime, completed in March 1998. In addition, Prime expensed an additional $1.6 million in the first quarter of 1998 associated with nonrecurring development costs. No such expenses were incurred by Prime in the first three months of 1999. The Company's percentage ownership of Prime was 17.8% at March 31, 1999. This percentage is up from 15.9% at March 31, 1998 as the total number of common shares outstanding has been reduced as a result of the stock buy-back program Prime has continued this year.

         The Company's equity in the loss of Syntera HealthCare Corporation decreased $70,000 (62.9%) for the three month period ended March 31, 1999 compared to the same period in 1998. The three month loss in 1998 was due to the fact that Syntera was in the start-up stage and had no doctors under contract. The current year loss was greatly reduced as a total of thirteen long-term contracts have been entered into with OB/GYN physicians as of March 31, 1999.


MINORITY INTEREST

         The Company records twenty percent of the after-tax profit or loss of Insurance Services as minority interest on the condensed consolidated statement of operations as well as the condensed consolidated balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

         Current  assets   exceeded   current   liabilities  by  $1,838,000  and
$1,782,000 at March 31, 1999, and December 31, 1998, respectively.

         Capital  expenditures  through  the period  ended  March 31,  1999 were
approximately   $12,000.   Total  capital   expenditures   are  expected  to  be
approximately $175,000 in 1999.

         Historically, the Company has maintained a strong working capital position and, has been able to satisfy its operational and capital expenditure requirements with cash generated from its operating and investing activities. These same sources of funds have also allowed the Company to pursue investment and expansion opportunities consistent with its growth plans. To further its ability to meet its liquidity requirements and to accelerate its growth, the Company has established a $10,000,000 revolving line of credit with NationsBank of Texas, N.A. The line of credit is for a term of thirty-nine months with a fluctuating interest rate (currently 7.50%) based upon the prime rate. The line is secured by securities owned by the Company. A balance of $1,600,000 was owed under this credit line as of March 31, 1999.


YEAR 2000 COMPLIANCE


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

         Internal hardware and software systems: All network application software and workstation software have been upgraded and tested to be compliant with the exception of the Company's accounting software, which has been upgraded but not yet tested. Hardware compliance, which will entail the purchase of an additional twenty-five PC's, is scheduled to be complete by June 30, 1999.

         Physical facilities: The Committee has evaluated its non-computer equipment and has determined that, except for it telephone system, there are no devices whose failure would materially affect the ability to carry out business of the Company. A compliant telephone system is expected to be installed during the third quarter of 1999. The outside managers of the Company's office buildings have reported that all aspects of the physical facilities - elevators, fire and security systems, etc. are compliant. Electric power is supplied by the City of Austin which has reported that they are 80 percent complete with their mission critical objectives. They expect to be fully compliant by June 30, 1999 per N.E.R.C. guidelines.

         Outside suppliers: The Company has inquired about the state of Year 2000 readiness of those outside suppliers who were determined to be critical to the Company's ability ot carry out its business. Written assurances have been received from most of these critical services providers. Contingency plans are in place to switch to alternative providers should current providers remain not yet compliant at September, 1999.

         Contingency planning: The Company cannot be certain that it has identified and will be successful in bringing into compliance all Year 2000 issues within its control. It can be less certain of critical services being supplied by third parties beyond its control. The Company is in the process of formalizing plans for carrying on its business in the event of unanticipated Year 2000-related failures. Presently, the Company believes that the most reasonably likely worst case scenario would be a failure of relatively short duration of basic third party services such as the power grid. With such a failure the Company's planning will be directed toward a temporary suspension of operations followed by plans for resumption and catch up operations. Due to the magnitude of uncertainties related to Year 2000 issues, the Company is unable to fully assess the consequences of Year 2000 failures and, consequently, there could be a material adverse effect on the Company's results of operations, financial position and cash flows.

         Year 2000 costs: The Company estimates that total expenditures to address Year 2000 issues will be $350,000, of which approximately 60% will be capitalized hardware purchases. The remainder of the expenditures are labor costs. Approximately 53% of the expenditures have been made to date. Since the Company is in a constant state of upgrading its technology and since all labor costs involve existing in-house staff, few of the costs incurred are incremental. Extensive use of in-house MIS personnel for Year 2000 issues has delayed implementation of other work designed to improve user productivity and the value of information provided. The Company does not believe such delays will a material adverse effect on the results of operations, financial position, or cash flows.


New Accounting Pronouncements

         In April 1998, the AICPA issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities, which is effective for financial statements for fiscal years beginning after December 15, 1998. The SOP requires costs of start-up activities and organization costs to be expensed as incurred. No start-up costs were incurred by the Company or its affiliates during the first quarter of 1999.

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

         On June 17, 1998 the Company filed suit against Consolidated Eco-Systems, Inc. ("Con-Eco"), formerly known as Exsorbet Industries, Inc., and its directors and officers alleging breach of contract, negligent misrepresentation and conspiracy. The misrepresentations included, but were not limited to, incorrect financial statements and financial projections, failure to disclose bargain-priced stock options to the directors and officers, failure to apprise APS of the lack of due diligence performed on 7-7, Inc., failure to capitalize 7-7, Inc., acquisition of additional indebtedness without APS's knowledge or consent, disposition of assets without APS's knowledge or consent and failure to report material adverse changes in Con-Eco's and its subsidiaries' financial condition. APS sought final judgement against defendants, jointly and severally, for all actual damages, interest, attorney's fees, court costs, and for any other relief to which APS may be entitled, at law or in equity.
         In February, 1999 the Company settled this litigation with the directors of Con-Eco. The Company recovered $950,000 for the full release of all claims against the directors of Con-Eco.

         On April 6, 1999 the Company foreclosed on the common stock of Eco-Systems, Inc., a subsidiary of Con-Eco, as part of a restructuring agreement with the Company. The Company now owns 100% of Eco-Systems, an environmental consulting and engineering firm. Other terms of the restructuring agreement include the Company forgiving a portion of the indebtedness presently outstanding and accepting a new note in the amount of $2.5 million in approximately eighteen months if certain terms are met.

These terms include: (1) Con-Eco must pay the Company a total of $375,000 within the eighteen months; (2) Con-Eco must not file bankruptcy during the eighteen months; and (3) the Company receives a first lien on the stock of all subsidiaries and a second lien on the assets of the subsidiaries. The original note stands, with a balance now exceeding $4.5 million, if these conditions are not met.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
                  None

(b)      Current reports on Form 8-K.
                  No current reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     AMERICAN PHYSICIANS SERVICE GROUP, INC.




Date: May 17, 1999               By:  /s/     William H. Hayes
                                      --------------------------------------
                                      William H. Hayes, Vice President
                                       and Chief Financial Officer