Form 10-Q
period 1999-06-30
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 1999-08-16
CIK 724024

=====================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE PERIOD ENDED JUNE 30, 1999

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

                                NUMBER OF SHARES
                                 OUTSTANDING AT
     TITLE OF EACH CLASS                         JULY 31, 1999
     --------------------                       ----------------
Common Stock, $.10 par value                       2,738,233

============================================================================

                                     PART I

                              FINANCIAL INFORMATION

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands)

                                                     Three Months Ended                Six Months Ended
                                                          June 30,                          June 30,
                                                   ------------------------        ------------------------
                                                      1999          1998             1999            1998
                                                   ----------    ----------        ---------       --------
REVENUES:

  Financial services                                 $2,754        $2,239           $5,664         $4,336
  Insurance services                                    915         1,033            2,109          1,957
  Real estate                                           166           181              356            359
  Investments and other                               1,738             9            1,816             41
                                                   ----------    ----------        --------        -------
    Total revenue                                     5,573         3,462            9,945          6,693

EXPENSES:

  Financial services                                  2,415         1,955            4,973          3,843
  Insurance services                                  1,011         1,000            2,357          1,894
  Real estate                                           137           135              278            266
  General and administrative                          1,856           339            2,298            557
  Interest                                               56             9               90             13
                                                   ----------    ----------        --------        -------
    Total expenses                                    5,475         3,438            9,996          6,573
                                                   ----------    ----------        --------        -------

Operating income/(loss)                                  98            24              (51)           120

Equity in earnings of
  unconsolidated affiliates (Note 3)                    474           527              992            230
                                                   ----------    ----------        --------       --------
Earnings from continuing
  operations before income taxes
  and minority interest                                 572           551              941            351

Income tax expense                                      203           193              329            129

Minority interest                                        12            (1)              37             (2)
                                                   ---------      ---------        --------       --------
Earnings from continuing
  operations                                            381           357              649            219

Discontinued operations:
  Earnings from discontinued operations
   net of income tax of $0 and $0 and
   $31 and $19 for the three and six
   months in 1999 and 1998, respectively.               ---           ---               63             36

                                                   ----------    ----------        --------       -------
NET EARNINGS                                          $ 381         $357              $712           $255
                                                   ==========    ==========        ========       =======


See accompanying notes to consolidated financial statements

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
            CONSOLIDATED STATEMENT OF EARNINGS PER SHARE (UNAUDITED)

(In thousands, except per share amounts)

EARNINGS PER COMMON SHARE:

                                                      Three Months Ended                  Six Months Ended
                                                           June 30,                            June 30,
                                                   ------------------------         ----------------------------
                                                      1999           1998               1999              1998
                                                   ---------      ---------          ---------         ---------

Basic:
 Earnings from continuing
  operations                                         $ 0.13        $ 0.09             $ 0.18            $ 0.05

 Discontinued operations                               0.00          0.00               0.02              0.01
                                                   ---------     ---------           --------          --------
  Net earnings                                       $ 0.13          0.09               0.20              0.06
                                                   =========     =========           ========          ========

Diluted:
 Earnings from continuing
  opertions                                          $ 0.13          0.08               0.18              0.05


 Discontinued operations                               0.00          0.00               0.02              0.01
                                                   ---------     ---------           --------          --------
  Net earnings                                       $ 0.13        $ 0.08             $ 0.20            $ 0.06
                                                   =========     =========           ========          ========


Basic weighted average shares outstanding             2,952         4,161              3,548             4,160
                                                   =========     =========           ========          ========

Diluted weighted average shares outstanding           2,962         4,477              3,569             4,437
                                                   =========     =========           ========          ========






See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


(In thousands)

                                             June 30,             December 31,
                                               1999                    1998
                                           -------------          -------------
ASSETS

Current Assets:
  Cash and cash investments                      $1,646                 $3,214
  Trading account securities                        527                    535
  Notes receivable - current                        184                    196
  Management fees and other receivables             173                    968
  Receivable from clearing broker                 1,036                  1,036
  Prepaid expenses and other                        252                    339
  Deferred income tax asset                       1,390                  1,279
                                           -------------          -------------
      Total current assets                        5,208                  7,567



Notes receivable, less current portion            5,886                  4,287
Property and equipment                            1,580                  1,653
Investment in affiliates                         14,828                 17,063
Preferred stock investment                        2,078                  2,078
Other assets                                        240                    266
                                           -------------          -------------
Total Assets                                    $29,820                $32,914
                                           =============          =============





See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

                                                June 30,           December 31,
                                                  1999                  1998
                                               -----------          -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable - trade                           $ 668                $ 910
  Payable to clearing broker                           540                  487
  Income taxes payable                                 974                  292
  Accrued compensation                                 232                  823
  Accrued expenses and other
     liabilities (Note 4)                            2,600                3,273
                                                 -----------        -----------
      Total current liabilities                      5,014                5,785

Notes payable                                        2,360                  ---
Net deferred income tax liability                    1,991                2,474
                                               -----------          -----------
      Total liabilities                              9,365                8,259

Minority interest                                       16                   53

Shareholders' Equity:
  Preferred stock, $1.00 par value,
    1,000,000 shares authorized                       ----                 ----
  Common stock, $0.10 par value, shares
    authorized 20,000,000; issued 2,712,283
    at 6/30/99 and 4,160,083 at 12/31/98               271                  416
  Additional paid-in capital                         5,467                5,481
  Retained earnings                                 14,701               18,705
                                               -----------          -----------
      Total shareholders' equity                    20,439               24,602

Total Liabilities and Shareholders' Equity         $29,820              $32,914
                                               ===========          ===========




See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)
                                                       Six Months Ended
                                                            June 30,
                                                      1999               1998
                                                  -----------        -----------
Cash flows from operating activities:
  Cash received from customers                        $8,908             $6,447
  Cash paid to suppliers and employees                (9,782)            (5,458)
  Change in trading account securities                     8               (590)
  Change in receivable from clearing broker               53                 98
  Interest paid                                          (90)               (13)
  Income taxes paid                                     (385)              (389)
  Interest, dividends and other investment
    proceeds                                             198                 41
                                                  -----------        -----------
      Net cash provided by operating
        activities                                    (1,090)               136

Cash flows from investing activities:
  Proceeds from sale of property and equipment           ---                  2
  Payments for purchase property and equipment           (68)               (68)
  Proceeds from equity owners in investment              ---                264
  Investment in preferred stock                          ---             (2,074)
  Discontinued operations                                 96                ---
  Funds loaned to others                              (3,804)              (875)
  Collection of notes receivable                         963                401
  Other                                                  ---                 59
                                                  -----------        -----------
    Net cash used in investing
      activities                                      (2,813)            (2,291)

Cash flows from financing activities:
  Proceeds from borrowings                             2,360                ---
  Purchase/retire treasury stock                         (25)               (42)
  Exercise of stock options                              ---                 20
  Distribution to minority interest                      ---               (150)
                                                  -----------        -----------
    Net cash used in financing
      activities                                       2,335               (172)
                                                  -----------        -----------

Net change in cash and cash equivalents              $(1,568)            (2,327)
                                                  -----------        -----------

Cash and cash equivalents at beginning of period       3,214              5,188
                                                  -----------        -----------
Cash and cash equivalents at end of period            $1,646             $2,861
                                                  ===========        ===========





See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In thousands)
                                                          Six Months Ended
                                                               June 30,
                                                         1999             1998
                                                      ---------        ---------
Reconciliation of net earnings to net
  cash from operating activities:

Net earnings                                             $712              $255

Adjustments to reconcile net earnings to net cash from operating activities:

Depreciation and amortization                             307               295
Provision for bad debts                                 1,479               ---
Earnings from discontinued operations                     (96)              (55)
Minority interest in consolidated earnings                (37)                2
Undistributed earnings of affiliate                      (992)             (230)
Gain on exchange of common stock                       (1,635)              ---
Write-off of fixed assets                                  28                 9
Change in federal income tax payable                      569              (296)
Provision for deferred taxes                             (593)               42
Change in trading securities                                8              (590)
Change in payable from clearing broker                     53                98
Change in management fees & other receivables             795              (205)
Change in prepaids & other current assets                  87                (8)
Change in trade payables                                 (485)             (139)
Change in accrued expenses & other liabilities         (1,290)              958
                                                     ---------         ---------

   Net cash from operating activities                 $(1,090)             $136
                                                     =========         =========

Summary of non-cash transactions:

   During the second quarter, 1999, the Company acquired $4,862,000 in treasury stock by exchanging $4,862,000 in Prime Medical Services, Inc. common stock. The treasury stock was subsequently retired and the amount in excess of par was charged to Retained Earnings.


See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)



1.  GENERAL

The accompanying unaudited consolidated financial statements have been prepared in conformity with the generally accepted accounting principles described in the audited financial statements for the year ended December 31, 1998 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of June 30, 1999 and the results of operations for the periods presented. These statements have not been audited by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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


2.  CONTINGENCIES

In conjunction with a settlement agreement, the Company's broker/dealer subsidiary, APS Financial, has guaranteed the future yield of a customer's investment portfolio beginning in November 1994 for up to a five and one-half year period ending in May, 2000. Management believes that the Company's financial statements adequately provide for any loss that might occur under this agreement; however, as defined in AICPA Statement of Position 94-6, it is reasonably possible that the Company's estimate of loss could change over the remaining term of the agreement. Management is unable to determine the range of potential adjustment since it is based on securities markets, which are beyond its ability to control.

3.  EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES

At June30, 1999 the Company owned 13.8% (2,344,000 shares) of the outstanding common stock of Prime Medical Services, Inc. ("Prime"). The Company records its pro-rata share of Prime's results on the equity method. Prime is primarily in the business of providing lithotripsy services. The common stock of Prime is traded in the over-the-counter market under the symbol "PMSI". Prime is a Delaware corporation which is required to file annual, quarterly and other reports and documents with the Securities and Exchange Commission, which reports and documents contain financial and other information regarding Prime. Such reports and documents may be examined and copies may be obtained from the offices of the Securities and Exchange Commission.

The Company owns 61.6% of Syntera HealthCare Corporation ("Syntera") and records its pro-rata share of Syntera's results on the equity basis. Syntera specializes in the management of OB/GYN and related medical practices. At the time of this report the Company was in negotiations to merge Syntera with another PPM company. APS will account for its interest in the merged companies on the cost basis.


4.  ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consists of the following:

                                               June 30              December 31
                                                1999                   1998
                                               -------              -----------
Taxes payable-other                           $ 67,000                 115,000
Deferred income (Note 7)                       591,000                 740,000
Contractual/legal claims                     1,150,000               1,096,000
Vacation payable                               109,000                 134,000
Funds held for others                          267,000                 280,000
Discontinued operations disposition costs      512,000               1,026,000
Other                                          (96,000)               (118,000)
                                             ----------              ----------
                                            $2,600,000               3,273,000
                                             =========               =========

5.   Discontinued Operations

The Company, through its wholly owned subsidiary, APS Systems, Inc. ("Systems"), had previously developed software and marketed it to medical clinics and medical schools. This business segment became unprofitable and the Company ceased marketing the software and reduced the scope of Systems' operations to a level adequate to service existing clients through the terms of their contracts. The Company assumed that all clients would migrate to other software products by the end of 1999 and reflected the expected financial impact of discontinuing this segment on that date in the 1997 financial statements. Termination support for one client, whose contract runs until 2002, may now extend past December 31, 1999. Consequently, the Company has adjusted its loss allowance and believes that such allownace is adequate to cover potential future obligations.

Net assets/(liabilities) of the discontinued computer systems and software segment as of June 30, 1999 consisted of the following:


     Cash and cash investments                              $ 7,000
     Trade accounts receivable                               16,000
     Other receivables                                        1,000
     Prepaid and other current assets                         7,000
     Fixed assets, net of depreciation                       14,000
     Intercompany receivables                             1,004,000
     Trade accounts payable                                  (2,000)
     F.I.T. Payable                                        (203,000)
     Accrued expenses                                      (526,000)
                                                          ---------
     Net assets                                           $ 318,000
                                                          =========


6.   EARNINGS PER SHARE

Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflect dilution from all contingently issuable shares, including options and convertible debt. A reconciliation of income and average shares outstanding used in the calculation of basic and diluted earnings per share from continuing operations follows:

                    For the Three Months Ended June 30, 1999
                                      -----------------------------------------
                                         Income        Shares        Per Share
                                      (Numerator)   (Denominator)     Amount
                                      -----------   -------------    ----------
Earnings from
 continuing operations                  381,000

Basic EPS
 Income available to
     common stockholders                381,000        2,952,000         $0.13

Effect of Dilutive Securities
   Options                                  ---           10,000
   Contingently issuable shares             ---              ---
                                      ----------       ----------

Diluted EPS
 Income available to
    common stockholders and
    assumed conversions               $ 381,000       2,962,000          $0.13
                                      ==========      ==========         =====



                    For the Three Months Ended June 30, 1998
                                     -----------------------------------------
                                        Income         Shares        Per Share
                                     (Numerator)    (Denominator)      Amount
                                     -----------    -------------    ---------
Earnings from continuing
   operations                         $ 358,000

Basic EPS
   Income available to                  358,000        4,161,000         $0.09
    Common stockholders

Effect of Dilutive Securities
   Options                                  ---          102,000
   Contingently issuable shares          (1,000)         214,000
                                     -----------       -----------

Diluted EPS
   Income available to common
    stockholders and assumed
    conversions                       $ 357,000        4,477,000         $0.08
                                       =========       =========         ======

                     For the Six Months Ended June 30, 1999
                                       ---------------------------------------
                                         Income        Shares        Per Share
                                      (Numerator)   (Denominator)      Amount
                                      ----------    ------------     ---------
Earnings from
 continuing operations                  649,000

Discontinued operations                  63,000

Basic EPS
 Income available to
     common stockholders                712,000        3,548,000         $0.20

Effect of Dilutive Securities
   Options                                  ---           21,000
   Contingently issuable shares             ---              ---
                                      ----------       ----------

Diluted EPS
 Income available to
    common stockholders and
    assumed conversions               $ 712,000       3,569,000          $0.20
                                      =========       =========          ======



                     For the Six Months Ended June 30, 1998
                                       ---------------------------------------
                                         Income        Shares        Per Share
                                      (Numerator)   (Denominator)      Amount
                                      ----------    ------------     ---------

Earnings from continuing               $ 219,000
   Operations

Discontinued Operations                   36,000

Basic EPS
   Income available to                   255,000      4,160,000           $.06
    Common stockholders

Effect of Dilutive Securities
   Options                                   ---        102,000
   Contingently issuable shares           (7,000)       175,000
                                      ----------      ---------

Diluted EPS
   Income available to common
    stockholders and assumed
    conversions                         $248,000      4,437,000           $.06
                                        ========      =========         =======

         Unexercised employee stock options to purchase 862,100 and 855,500 shares of the Company's common stock for the three and six month periods ended June 30, 1999, respectively, were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the Company's common stock during the period.

         Unexercised employee stock options to purchase 581,300 and 264,800 shares of the Company's common stock for the three and six month periods ended June 30, 1998, respectively, were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the Company's common stock during the period.

7.       DEFERRED INCOME

         The Company collects commissions on certain medical malpractice insurance policies. Such commissions are collected in advance. Income is earned ratably on the policy over the course of the life of the policy, typically twelve months. Commissions which are not yet earned are recorded as deferred income on the balance sheet.

8.       SEGMENT INFORMATION

         The Company's segments are distinct by type of service provided. There has been no change in the basis of segmentation or in the basis of measurement of segment profit or loss from those criteria used in the December 31, 1998 Form 10-K.

                                                           June 30,
                                            ------------------------------------
                                                   1999                 1998
         Operating Revenues:                 --------------       --------------
             Investment services                5,664,000             4,335,000
             Insurance services                 2,109,000             1,957,000
             Real estate                          433,000               438,000
             Corporate                          3,116,000               642,000
                                                ---------             ---------
                                              $11,322,000            $7,372,000
                                               ===========           ==========

         Reconciliation to Consolidated
           Statement of Earnings:
             Total segment revenues            11,322,000             7,372,000
             Less:  Intercompany profits          (77,000)              (79,000)
                    Intercompany dividends     (1,300,000)             (600,000)
                                               ----------           -----------
                  Total Revenues               $9,945,000            $6,693,000
                                               ==========            ==========

                                                           June 30,
                                               --------------------------------
                                                    1999                  1998
         Operating Profit (Loss)                 -----------        -----------
             Investment services                    681,000             479,000
             Insurance services                    (248,000)             63,000
             Real estate                             78,000              93,000
             Corporate                              738,000              85,000
                                                  ---------            --------
                                                 $1,249,000            $720,000
                                                 ==========            ========
         Reconciliation to Consolidated
           Statement of Earnings:
             Total segment operating profits      1,249,000             720,000
             Less: intercompany dividends        (1,300,000)           (600,000)
                                                 ----------           ---------
                   Operating Income (Loss)          (51,000)            120,000
                                                 ==========             =======

         Equity in earnings of affiliates           992,000             230,000
                                                 ----------             -------
         Earnings from continuing operating
           before income taxes and minority
           interests                                941,000             350,000

         Income tax expense                        (329,000)           (129,000)
         Minority interests                          37,000              (2,000)
                                                   --------            --------
         Earnings from continuing operations        649,000             219,000
                                                   --------            --------
         Net profit from discontinued
           operations, net of income tax             63,000              36,000
                                                   --------            --------

         Net income                                $712,000            $255,000
                                                   ========            ========

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


RESULTS OF OPERATIONS

REVENUES

         Revenues from operations increased $2,112,000 (61.0%) and $3,252,000 (48.6%) for the three and six month periods ended June 30, 1999 compared to the same periods in 1998. For the current three month period, revenues increased at the financial services and investments and other operating segments but decreased at the insurance services and real estate operating segments when compared to the same period in 1998. For the current six month period, revenues increased at the financial services, insurance services and general and administrative operating segments but decreased at the real estate segment compared to the same six month period in 1998.

         Financial services revenues increased $515,000 (23.0%) and $1,329,000 (30.6%) for the three and six month periods ended June 30, 1999 compared to the same periods in 1998. The increase was due to greater commission income at APS Financial Corp., a broker/dealer division of APS Investment Services, Inc. The increase in current quarter and current year commission income is the result of greater volatility in the bond market, a greater emphasis on internally generated market research and continued success at recruiting experienced, proven producing brokers. Market volatility creates opportunities where customers are motivated to restructure their holdings. This increased activity creates more transactions and thus more commissions. Internal market research contributes to higher commissions by providing additional investment ideas to be marketed by the brokers to a greater number of customers.

         Insurance services revenues from premium-based insurance management fees decreased $118,000 (11.4%) but increased $152,000 (7.8%) for the three and six month periods ended June 30, 1999 compared to the same periods in 1998. The decrease in the current three month period was due to a timing difference with the recognition of commission income on new and renewal business between 1999 and 1998. During 1998, a large portion of new business insurance commissions were issued in the first quarter but not recognized until the second quarter when the policies were actually signed. When these policies were renewed, income was recognized on the anniversary of the issuance date, which was in the first quarter of 1999. Overall, commissions from new and renewal business are up for the six month period ended June 30, 1999 when compared to the same period in 1998.

         Real estate revenues decreased $15,000 (8.0%) and $3,000 (0.9%) for the three and six month periods ended June 30, 1999 compared to the same periods in 1998. The current three month decrease is primarily the result of a major tenant vacating the building in April, 1999. As of July 31, this vacated office space was being leased and rent revenues should rebound in the final two quarters of 1999.

         Investment and other income increased $1,729,000 (18,878.7%) and $1,775,000 (4,292.4%) for the three and six month periods ended June 30, 1999 compared to the same periods in 1998. The increase in the current quarter was primarily due to gains from the exchanges of Prime Medical Services, Inc. (NASDAQ:PMSI) common stock for American Physicians Service Group, Inc. (NASDAQ:AMPH) common stock. As part of a common stock buy-back strategy, the Company exchanged 720,700 shares of PMSI common stock held at two mutual funds companies for 1,441,400 shares of AMPH common stock. The AMPH common stock was then retired and gains totaling $1,635,000 were recorded.
         The remainder of the revenue increase in the current quarter was the result of a rise in interest income resulting from line of credit loans granted to the Company's OB/GYN management affiliate, Syntera HealthCare Corporation, and to Uncommon Care, Inc., a privately-held developer and operator of dedicated Alzheimer's care facilities in which the Company has a preferred stock investment.

EXPENSES

         Total operating expenses increased $2,039,000 (59.3%) and $3,423,000 (52.1%) for the three and six month periods ended June 30, 1999 compared to the same periods in 1998. All four operating segments experienced expense increases in both periods of 1999 compared to 1998.

         Financial services expense increased $460,000 (23.5%) and $1,129,000 (29.4%) for the three and six month periods ended June 30, 1999 compared to the same periods in 1998. The primary reason for the current year increase is higher commission expense resulting from the increase in commission revenue at APS
Financial, the broker/dealer subsidiary of APS Investment Services, Inc. In addition, general and administrative costs at APS Investment Services increased in the current periods primarily as a result of personnel costs associated with the asset management division of APS Investment Services, APS Asset Management, Inc. No such asset management related costs were incurred in the first five months of 1998.

         Insurance services expenses at the insurance management subsidiary increased $11,000 (1.1%) and $463,000 (24.5%) for the three and six month periods June 30, 1999 compared to the same periods in 1998. The six month increase is due primarily to higher commission and payroll related expenses. The increase in commission expense is the result of outside agents, who are paid a higher commission rate, producing a higher percentage of total premiums. A corresponding increase in commission revenue earned by third party agents resulted in third party activity having no effect on profits. The increase payroll related expense is primarily the result of normal annual merit raises.

         Real estate expenses increased $2,000 (2.0%) and $12,000 (4.8%) for the three and six month periods June 30, 1999 compared to the same periods in 1998 primarily as a result of increased condominium fees charged by the condominium association.

         General and administrative expense increased $1,519,000 (448.3%) and $1,741,000 (312.3%) for the three and six month periods ended June 30, 1998 compared to the same periods in 1998. The increase in the current quarter was primarily due to a charge to bad debt resulting from a decrease in estimated discounted future cash flows of a note receivable as well as a separate charge to bad debt pertaining to receivables from Syntera HealthCare, Inc.
         The increase for the six months ended June 30, 1999 was due to the charges to bad debt mentioned above as well as to higher personnel costs and higher legal fees resulting from the restructuring of certain receivables. The first six months of 1998 reflects the release of an accrual for certain contingencies.

EQUITY IN EARNINGS/(LOSS) OF UNCONSOLIDATED AFFILIATES

         The Company's equity in earnings of Prime Medical Services, Inc. ("Prime") increased $41,000 (7.2%) and $785,000 (205.0%) for the three and six month periods ended June 30, 1999 compared to the same periods in 1998. Earnings for the six months ended June 30, 1998 were adversely affected by a nonrecurring write-off of approximately $5.0 million in fees incurred in connection with a $100 million senior subordinated debt offering by Prime, completed in March
1998. In addition, Prime expensed an additional $1.6 million in the first quarter of 1998 associated with nonrecurring development costs. No such expenses were incurred by Prime in the first six months of 1999. The Company's percentage ownership of Prime was 13.8% at June 30, 1999. This percentage is down from 16.3% at June 30, 1998 as a result of the common stock exchanges mentioned earlier in the Notes to Condensed Consolidated Financial Statements.

         The Company's equity in the loss of Syntera HealthCare Corporation increased $94,000 (229.3%) and $24,000 (15.0%) for the three and six month periods ended June 30, 1999 compared to the same periods in 1998. The current quarter loss was due primarily to bad debt charge-offs on certain practice receivables. At the time of this report the Company was in negotiations to merge Syntera with another PPM company. APS would account for its interest in the merged companies on an investment basis.

MINORITY INTEREST

         Minority interest represents the twenty percent interest of Insurance Services owned by outside interests.

LIQUIDITY AND CAPITAL RESOURCES

         Current assets exceeded current liabilities by $194,000 and $1,782,000 at June 30, 1999, and December 31, 1998, respectively. The primary cause of the decline in working capital is cash loaned to Uncommon Care and Syntera HealthCare. These loans are recorded as long-term receivables.

         Capital expenditures through the six month period ended June 30, 1999 were approximately $69,000. Total capital expenditures are expected to be approximately $200,000 in 1999.

         Historically, the Company has maintained a strong working capital position and, has been able to satisfy its operational and capital expenditure requirements with cash generated from its operating and investing activities. These same sources of funds have also allowed the Company to pursue investment and expansion opportunities consistent with its growth plans. To further its ability to meet its liquidity requirements and to accelerate its growth, the Company has established a $7,500,000 revolving line of credit with Bank of America. The line of credit is for a term of thirty-nine months with a fluctuating interest rate (currently 7.50%) based upon the prime rate. The line is secured by securities owned by the Company. A balance of $2,360,000 was owed under this credit line as of June 30, 1999.

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

         INTERNAL HARDWARE AND SOFTWARE SYSTEMS: All network application software and workstation software have been upgraded and tested to be compliant with the exception of the Company's accounting software, which has been upgraded but not yet tested. Testing of the accounting software will be completed in the third quarter of 1999. With the purchase of several new PC's this quarter, all hardware is now compliant and is expected to be placed in service by August 31, 1999.

         PHYSICAL FACILITIES: The Committee has evaluated its non-computer equipment and has determined that, except for its telephone system, there are no devices whose failure would materially affect the ability to carry out the business of the Company. A compliant telephone system is expected to be installed during the third quarter of 1999. The outside managers of the Company's office buildings have reported that all aspects of the physical facilities - elevators, fire and security systems, etc. are compliant. Electric power is supplied by the City of Austin which has reported that they are 100 percent complete with their mission critical objectives. They report to be fully compliant as of June 30, 1999 per N.E.R.C. guidelines.

         OUTSIDE SUPPLIERS: The Company has inquired about the state of Year 2000 readiness of those outside suppliers who were determined to be critical to the Company's ability ot carry out its business. Written assurances have been received from all of these critical services providers as of June 30, 1999.

         CONTINGENCY PLANNING: The Company cannot be certain that it has identified and will be successful in bringing into compliance all Year 2000 issues within its control. It can be less certain of critical services being supplied by third parties beyond its control. The Company expects to complete the process of formalizing plans for carrying on its business in the event of unanticipated Year 2000-related failures during the third quarter of 1999. Presently, the Company believes that the most reasonably likely worst case scenario would be a failure of relatively short duration of basic third party services such as the power grid. With such a failure the Company's planning will be directed toward a temporary suspension of operations followed by plans for resumption and catch up operations. Due to the magnitude of uncertainties related to Year 2000 issues, the Company is unable to fully assess the consequences of Year 2000 failures and, consequently, there could be a material adverse effect on the Company's results of operations, financial position and cash flows.

         YEAR 2000 COSTS: The Company estimates that total expenditures to address Year 2000 issues will be $400,000, of which approximately 50% will be capitalized hardware purchases. The remainder of the expenditures are labor costs. Approximately 67% of the expenditures have been made to date. Since the Company is in a constant state of upgrading its technology and since all labor costs involve existing in-house staff, few of the costs incurred are incremental. Extensive use of in-house MIS personnel for Year 2000 issues has delayed implementation of other work designed to improve user productivity and the value of information provided. The Company does not believe such delays will a material adverse effect on the results of operations, financial position, or cash flows.


NEW ACCOUNTING PRONOUNCEMENTS

         In April 1998, the AICPA issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities, which is effective for financial statements for fiscal years beginning after December 15, 1998. The SOP requires costs of start-up activities and organization costs to be expensed as incurred. No start-up costs were incurred by the Company or its affiliates during the second quarter of 1999.

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


Item 4. RESULTS OF VOTES OF SECURITY HOLDERS

         On June 8, 1999 the annual meeting of shareholders of American Physicians Service Group, Inc. was held in Austin, Texas. Shareholders voted on the following item.

       Election of Directors

         The names of the directors elected at the meeting along with number of votes for, against and withheld are as follows:

         Name                      For             Against            Withheld
         -------------------      ---------       ----------        -----------
         Brad A. Hummel           2,755,051         35,491              ---
         Robert L. Myer           2,755,051         35,491              ---
         William A. Searles       2,755,051         35,491              ---
         Kenneth S. Shifrin       2,755,051         35,491              ---


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

         On April 6, 1999 the Company foreclosed on the common stock of Eco-Systems, Inc., a subsidiary of Con-Eco, as part of a restructuring agreement with the Company. The Company now owns 100% of Eco-Systems, an environmental consulting and engineering firm, but does not consolidate their earnings/loss due to the fact that Con-Eco has an option to purchase back their common stock for a minimal sum if dividends over a certain future period are paid to APS equal to the total amount due. Other terms of the restructuring agreement include the Company forgiving a portion of the indebtedness presently outstanding and accepting a new note in the amount of $2.5 million due in approximately eighteen months if certain terms are met. These terms include: (1) Con-Eco must pay the Company a total of $375,000 within the eighteen months; (2) Con-Eco must not file bankruptcy during the eighteen months; and (3) the Company receives a first lien on the stock of all subsidiaries and a second lien on the assets of the subsidiaries. The original note stands, with a balance now exceeding $4.75 million, if these conditions are not met.
         The Company is carrying the note due from Con-Eco on its financial statements at $880,000, based on estimated total discounted future cash flows. During the six months ended June 30, 1999 the Company wrote off to bad debt a total of $1,043,000 bringing the total written off since inception to $1,435,000.

         At the time of this report the Company was in negotiations to merge Syntera HealthCare Corp. with another PPM company in return for a minority ownership in the new company. APS will account for its interest in the merged companies on the cost basis.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
                  None

(b)      Current reports on Form 8-K.

                  April 6, 1999 agreement between American Physicians Service Group, Inc., M.J. Whitman Advisers, Inc., Third Avenue Value Fund and Third Avenue Value Portfolio of the WRL Series Fund. The Company exchanged 599,700 shares of $0.01 par value common stock of Prime Medical Services, Inc., held by the Company for a total of 1,199,400 shares of $0.10 par value common stock of the Company held by Whitman, TAVF and TAP.


                  June 3, 1999 agreement between American Physicians Service Group, Inc. and Franklin MicroCap Value Fund. The Company exchanged 121,000 shares of $0.01 par value common stock of Prime Medical Services, Inc., held by the Company for a total of 242,000 shares of $0.10 par value common stock of the Company held by Franklin MicroCap Value Fund.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     AMERICAN PHYSICIANS SERVICE GROUP, INC.




Date: August 13, 1999               By:  /s/     William H. Hayes
                                      --------------------------------------
                                      William H. Hayes, Vice President
                                       and Chief Financial Officer