Form 10-Q
period 1999-09-30
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 1999-11-15
CIK 724024

=====================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE PERIOD ENDED SEPTEMBER 30, 1999

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

                                NUMBER OF SHARES
                                 OUTSTANDING AT
     TITLE OF EACH CLASS                         OCTOBER 31, 1999
     --------------------                       ----------------
Common Stock, $.10 par value                         2,745,233

============================================================================

                                     PART I

                              FINANCIAL INFORMATION

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands)

                                                     Three Months Ended                Nine Months Ended
                                                        September 30,                    September 30,
                                                   ------------------------        ------------------------
                                                      1999          1998             1999            1998
                                                   ----------    ----------        ---------       --------
REVENUES:

  Financial services                                 $2,505        $2,290           $8,168         $6,625
  Insurance services                                  1,098         1,017            3,207          2,974
  Consulting                                            163           ---              163            ---
  Real estate                                           169           174              525            533
  Investments and other                                 169            28            1,985             69
                                                   ----------    ----------        --------        -------
    Total revenue                                     4,104         3,509           14,048         10,201

EXPENSES:

  Financial services                                  2,275         2,189            7,246          6,032
  Insurance services                                  1,070         1,020            3,427          2,914
  Consulting                                            162           ---              162            ---
  Real estate                                           142           136              421            401
  General and administrative                            803           365            3,101            922
  Interest                                               80            11              170             24
                                                   ----------    ----------        --------        -------
    Total expenses                                    4,532         3,721           14,527         10,293
                                                   ----------    ----------        --------        -------

Operating loss                                         (428)         (212)            (479)           (92)

Equity in earnings of
  unconsolidated affiliates (Note 3)                    608           547            1,600            776
                                                   ----------    ----------        --------       --------
Earnings from continuing
  operations before income taxes
  and minority interest                                 180           335            1,121            684

Income tax expense                                       52           119              381            246

Minority interest                                       ---             3               37              1
                                                   ---------      ---------        --------       --------
Earnings from continuing
  operations                                            128           219              777            439

Discontinued operations:
  Earnings from discontinued operations
   net of income tax of $100 and $0 and
   $131 and $19 for the three and nine
   months in 1999 and 1998, respectively.               194           ---              257             36

                                                   ----------    ----------        --------       -------
NET EARNINGS                                          $ 322        $ 219            $1,034          $ 475
                                                   ==========    ==========        ========       =======


See accompanying notes to consolidated financial statements

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
            CONSOLIDATED STATEMENT OF EARNINGS PER SHARE (UNAUDITED)

(In thousands, except per share amounts)

EARNINGS PER COMMON SHARE:

                                                      Three Months Ended                  Nine Months Ended
                                                         September 30,                       September 30,
                                                   ------------------------         ----------------------------
                                                      1999           1998               1999              1998
                                                   ---------      ---------          ---------         ---------

Basic:
 Earnings from continuing
  operations                                         $ 0.05        $ 0.05             $ 0.24            $ 0.11

 Discontinued operations                               0.07          0.00               0.08              0.01
                                                   ---------     ---------           --------          --------
  Net earnings                                       $ 0.12          0.05               0.32              0.11
                                                   =========     =========           ========          ========

Diluted:
 Earnings from continuing
  opertions                                          $ 0.05          0.04               0.24              0.09

 Discontinued operations                               0.07          0.00               0.08              0.01
                                                   ---------     ---------           --------          --------
  Net earnings                                       $ 0.12        $ 0.04             $ 0.31            $ 0.09
                                                   =========     =========           ========          ========


Basic weighted average shares outstanding             2,738         4,165              3,275             4,162
                                                   =========     =========           ========          ========

Diluted weighted average shares outstanding           2,768         4,689              3,299             4,563
                                                   =========     =========           ========          ========






See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


(In thousands)

                                           September 30,            December 31,
                                               1999                    1998
                                           -------------          -------------
ASSETS

Current Assets:
  Cash and cash investments                      $2,095                 $3,214
  Trading account securities                        493                    535
  Notes receivable - current                        222                    196
  Management fees and other receivables             882                    968
  Receivable from clearing broker                 1,036                  1,036
  Prepaid expenses and other                        428                    339
  Federal income tax receivable                     139                    ---
  Deferred income tax asset                         263                  1,279
                                           -------------          -------------
      Total current assets                        5,558                  7,567



Notes receivable, less current portion            5,153                  4,287
Property and equipment                            1,711                  1,653
Investment in affiliates                         11,638                 17,063
Preferred stock investment                        5,876                  2,078
Goodwill                                            533                    ---
Other assets                                        228                    266
                                           -------------          -------------
Total Assets                                    $30,697                $32,914
                                           =============          =============





See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

                                               September 30,        December 31,
                                                   1999                 1998
                                                -----------         -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable - trade                           $ 879                $ 910
  Current portion of long-term debt                     29                  ---
  Payable to clearing broker                           601                  487
  Income taxes payable                                 ---                  292
  Accrued compensation                                 568                  823
  Accrued expenses and other
     liabilities (Note 4)                            2,482                3,273
                                                 -----------        -----------
      Total current liabilities                      4,559                5,785

Notes payable                                        3,075                  ---
Net deferred income tax liability                    2,200                2,474
                                               -----------          -----------
      Total liabilities                              9,834                8,259

Minority interest                                       16                   53

Shareholders' Equity:
  Preferred stock, $1.00 par value,
    1,000,000 shares authorized                       ----                 ----
  Common stock, $0.10 par value, shares
    authorized 20,000,000; issued 2,745,233
    at 9/30/99 and 4,160,083 at 12/31/98               275                  416
  Additional paid-in capital                         5,549                5,481
  Retained earnings                                 15,023               18,705
                                               -----------          -----------
      Total shareholders' equity                    20,847               24,602

Total Liabilities and Shareholders' Equity         $30,697              $32,914
                                               ===========          ===========




See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)
                                                         Nine Months Ended
                                                            September 30,
                                                      1999               1998
                                                  -----------        -----------
Cash flows from operating activities:
  Cash received from customers                       $12,668             $9,989
  Cash paid to suppliers and employees               (13,509)            (8,153)
  Change in trading account securities                    42               (145)
  Change in receivable from clearing broker              114               (336)
  Interest paid                                         (170)               (24)
  Income taxes paid                                     (385)              (439)
  Interest, dividends and other investment
    proceeds                                             309                 68
                                                  -----------        -----------
      Net cash provided by (used in)
        operating                                       (931)               960

Cash flows from investing activities:
  Proceeds from sale of property and equipment           ---                 13
  Payments for purchase property and equipment          (148)              (185)
  Proceeds from equity owners in investment              ---                264
  Investment in preferred stock                          ---             (2,074)
  Proceeds from prior year disposition                    40                ---
  Discontinued operations                                (62)               ---
  Proceeds from Eco-Systems acquisition                  149                ---
  Funds loaned to others                              (4,437)            (1,840)
  Collection of notes receivable                       1,138              1,711
  Other                                                   32                 62
                                                  -----------        -----------
    Net cash used in investing
      activities                                      (3,288)            (2,049)

Cash flows from financing activities:
  Proceeds from borrowings                             3,050                ---
  Purchase/retire treasury stock                         (25)               (97)
  Exercise of stock options                               75                 75
  Distribution to minority interest                      ---               (210)
                                                  -----------        -----------
    Net cash used in financing
      activities                                       3,100               (232)
                                                  -----------        -----------

Net change in cash and cash equivalents              $(1,119)            (1,321)
                                                  -----------        -----------

Cash and cash equivalents at beginning of period       3,214              5,188
                                                  -----------        -----------
Cash and cash equivalents at end of period            $2,095             $3,867
                                                  ===========        ===========





See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In thousands)
                                                          Nine Months Ended
                                                             September 30,
                                                         1999            1998
                                                      ---------        ---------
Reconciliation of net earnings to net cash from operating activities:

Net earnings                                           $1,034              $475

Adjustments to reconcile net earnings to net cash from operating activities:

Depreciation and amortization                             494               443
Provision for bad debts                                 1,869               ---
Earnings from discontinued operations                    (257)              (55)
Minority interest in consolidated earnings                (37)               (1)
Undistributed earnings of affiliate                    (1,600)             (776)
Gain on exchange of common stock                       (1,635)              ---
Write-off of fixed assets                                 ---                15
Change in federal income tax payable                     (431)             (423)
Changes in operating assets and liabilities
  net of effect of purchase transactions:
Provision for deferred taxes                              743               216
Change in trading securities                               42              (145)
Change in payable to clearing broker                      114              (336)
Change in management fees & other receivables             564              (144)
Change in prepaids & other current assets                (265)              (53)
Change in trade payables                                 (161)              162
Change in accrued expenses & other liabilities         (1,405)            1,582
                                                     ---------         ---------

   Net cash from operating activities                 $  (931)             $960
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


See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)



1.  GENERAL

The accompanying unaudited consolidated financial statements have been prepared in conformity with the generally accepted accounting principles described in the audited financial statements for the year ended December 31, 1998 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of September 30, 1999 and the results of operations for the periods presented. These statements have not been audited by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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

3.  EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES

At September 30, 1999 the Company owned 14.1% (2,344,000 shares) of the outstanding common stock of Prime Medical Services, Inc. ("Prime"). The Company records its pro-rata share of Prime's results on the equity method. Prime is primarily in the business of providing lithotripsy and refractive vision surgery services. The common stock of Prime is traded in the over-the-counter market under the symbol "PMSI". Prime is a Delaware corporation which is required to file annual, quarterly and other reports and documents with the Securities and Exchange Commission, which reports and documents contain financial and other information regarding Prime. Such reports and documents may be examined and copies may be obtained from the offices of the Securities and Exchange Commission.

Effective June 30, 1999 the Company merged its interest in Syntera HealthCare Corporation ("Syntera") with FemPartners, Inc. As a result the Company no longer accounts for its pro-rata share of Syntera on the equity basis, but rather, now accounts for its twelve percent interest in the merged companies on the cost basis.


4.  ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consists of the following:

                                            September 30            December 31
                                                1999                     1998
                                            -----------             ------------
Taxes payable                                $ 109,000                  115,000
Deferred income (Note 7)                     1,026,000                  740,000
Contractual/legal claims                     1,050,000                1,096,000
Vacation payable                               107,000                  134,000
Funds held for others                          272,000                  280,000
Discontinued operations disposition costs       50,000                1,026,000
Other                                         (132,000)                (118,000)
                                             ----------              ----------
                                            $2,482,000                3,273,000
                                             =========                =========

5.   DISCONTINUED OPERATIONS

The Company, through its wholly owned subsidiary, APS Systems, Inc. ("Systems"), had previously developed software and marketed it to medical clinics and medical schools. This business segment became unprofitable and the Company ceased marketing the software and reduced the scope of Systems' operations to a level adequate to service existing clients through the terms of their contracts. The Company assumed that all clients would migrate to other software products by the end of 1999 and reflected the expected financial impact of discontinuing this segment on that date in the 1997 financial statements.
         As of September, 1999 all remaining clients have signed termination agreements with the Company to end all support as of December 31, 1999. Consequently, the Company has adjusted its loss allowance resulting in the after-tax income from discontinued operations reported in the financial statements of this Form 10Q.

Net assets/(liabilities) of the discontinued computer systems and software segment as of September 30, 1999 consisted of the following:


       Cash and cash investments                 $    29,000
       Trade accounts receivable                       3,000
       Other receivables                               1,000
       Prepaid and other current assets                3,000
       Fixed assets, net of depreciation              11,000
       Intercompany receivables                      830,000
       F.I.T. Payable                               (303,000)
       Accrued expenses and other                    (61,000)
                                                    --------
       Net assets                                  $ 513,000
                                                    ========


6.   EARNINGS PER SHARE

Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflect dilution from all contingently issuable shares, including options and convertible debt. A reconciliation of income and average shares outstanding used in the calculation of basic and diluted earnings per share from continuing operations follows:

                  For the Three Months Ended September 30, 1999
                                   ---------------------------------------------
                                   Income            Shares           Per Share
                                (Numerator)       (Denominator)         Amount
                                ----------         -----------         --------
Earnings from
 continuing operations           $ 128,000

Discontinued operations            194,000

Basic EPS
 Income available to
     common stockholders           322,000           2,738,000            $0.12

Effect of Dilutive Securities
   Options                             ---              30,000
                                   -------           ---------

Diluted EPS
 Income available to
    common stockholders and
    assumed conversions          $ 322,000           2,768,000            $0.12
                                 =========           =========            =====



                  For the Three Months Ended September 30, 1998
                                   ---------------------------------------------
                                      Income            Shares        Per Share
                                   (Numerator)      (Denominator)       Amount
                                   -----------       -----------      ---------
Earnings from continuing
   operations                       $ 219,000

Basic EPS
   Income available to                219,000         4,165,000          $ 0.05
    Common stockholders

Effect of dilutive securities
   Options                                ---            64,000
   Contingently issuable shares       (28,000)          460,000
                                     ---------         --------

Diluted EPS
   Income available to common
    stockholders and assumed
    conversions                     $ 191,000         4,689,000          $ 0.04
                                    =========         =========          ======

                  For the Nine Months Ended September 30, 1999
                                    --------------------------------------------
                                       Income           Shares        Per Share
                                     (Numerator)     (Denominator)      Amount
                                      ---------       -----------      -------
Earnings from
 continuing operations               $ 777,000

Discontinued operations                257,000

Basic EPS
 Income available to
     common stockholders             1,034,000         3,275,000          $0.32

Effect of Dilutive Securities
   Options                                 ---            24,000
                                     ---------         ---------

Diluted EPS
 Income available to
    common stockholders and
    assumed conversions             $1,034,000         3,299,000          $0.31
                                    ===========        =========          =====


                  For the Nine Months Ended September 30, 1998
                                    --------------------------------------------
                                       Income           Shares        Per Share
                                     (Numerator)      (Denominator)     Amount
                                      ---------        -----------    ---------
Earnings from continuing
   operations                        $ 439,000

Discontinued operations                 36,000

Basic EPS
   Income available to                 475,000          4,162,000        $ 0.11
    Common stockholders

Effect of dilutive securities
   Options                                 ---             84,000
   Contingently issuable shares        (45,000)           317,000
                                      ---------          --------

Diluted EPS
   Income available to common
    stockholders and assumed
    conversions                      $ 430,000          4,563,000        $ 0.09
                                     =========          =========        ======

         Unexercised employee stock options to purchase 649,900 and 683,800 shares of the Company's common stock as of September 30, 1999 and 1998, respectively, were not included in the computations of diluted EPS because the effect would be antidilutive.

7.       DEFERRED INCOME

         The Company collects commissions on certain medical malpractice insurance policies. Such commissions are collected in advance. Income is earned ratably on the policy over the course of the life of the policy, typically twelve months. Commissions which are not yet earned are recorded as deferred income on the balance sheet.

8.       SEGMENT INFORMATION

         The Company's segments are distinct by type of service provided. There has been a change in the basis of segmentation but not in the basis of measurement of segment profit or loss from those criteria used in the December 31, 1998 Form 10-K. This change is the inclusion of the segment, "Consulting". As of September 1, 1999 the Company began consolidating APS Consulting (Eco-Systems), an environmental consulting and engineering firm. The Company acquired 100% if the common stock of Eco-Systems when it foreclosed on Consolidated Eco-Systems, Inc. for violating the terms of its note agreement. Consolidated Eco-Systems, Inc. has subsequently ceased all operations.

                                                       September 30,
                                            -----------------------------------
                                                 1999                 1998
         Operating Revenues:                --------------       --------------
             Investment services               8,168,000             6,625,000
             Insurance services                3,207,000             2,974,000
             Consulting                          163,000                   ---
             Real estate                         632,000               650,000
             Corporate                         3,435,000               909,000
                                               ---------             ---------
                                             $15,605,000           $11,158,000
                                             ===========           ===========

                                                       September 30,
                                             ----------------------------------
                                                  1999                1998
                                             -------------       --------------

         Reconciliation to Consolidated
           Statement of Earnings:
             Total segment revenues           $15,605,000          $11,158,000
             Less:  Intercompany profits         (107,000)            (117,000)
                    Intercompany dividends     (1,450,000)            (840,000)
                                               ----------          -----------
                  Total Revenues              $14,048,000          $10,201,000
                                               ==========          ===========

         Operating Profit (Loss)
             Investment services                  892,000              569,000
             Insurance services                  (220,000)              60,000
             Consulting                             1,000                  ---
             Real estate                          104,000              132,000
             Corporate                            194,000              (13,000)
                                                  -------             ---------
                                                $ 971,000             $748,000
                                                =========             ========
         Reconciliation to Consolidated
           Statement of Earnings:
             Total segment operating profits      971,000              748,000
             Less: intercompany dividends      (1,450,000)            (840,000)
                                               ----------            ---------
                   Operating Loss                (479,000)             (92,000)
         Equity in earnings of affiliates       1,600,000              776,000
                                                ---------              -------
         Earnings from continuing operating
           before income taxes and minority
           interests                            1,121,000              684,000

         Income tax expense                      (381,000)            (246,000)
         Minority interests                        37,000                1,000
                                                ---------             ---------
         Earnings from continuing operations      777,000              439,000
                                                  -------              -------
         Net profit from discontinued
           operations, net of income tax          257,000               36,000
                                                  -------              --------

         Net income                            $1,034,000             $475,000
                                                =========             ========

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         All statements past and future, written or oral, made by the Company or its officers, directors, shareholders, agents, representatives or employees, including without limitation, those statements contained in this Report on Form 10-Q, that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements may appear in this document or other documents, reports, press releases, and written or oral presentations made by officers of the Company to shareholders, analysts, news organizations or others. Readers should not place undue reliance on forward-looking statements. All forward-looking statements are based on information available to the Company and the declarant at the time the forward-looking statement is made, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those described in such forward-looking statements. In addition to any risks and uncertainties specifically identified in connection with such forward-looking statements, the reader should consult the Company's reports on previous Forms 10-Q and other filings under the Securities Act of 1933 and the Securities Exchange Act of 1934, for factors that could cause actual results to differ materially from those presented.

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


RESULTS OF OPERATIONS

REVENUES

         Revenues from operations increased $595,000 (17.0%) and $3,846,000 (37.7%) for the three and nine month periods ended September 30, 1999 compared to the same periods in 1998. For the current three month period, revenues increased at the financial services, insurance services, consulting and investments and other operating segments but decreased at the real estate segment when compared to the same period in 1998. For the current nine month period, revenues increased at the financial services, insurance services, consulting and general and administrative operating segments but decreased at the real estate segment compared to the same nine month period in 1998.

         Financial services revenues increased $215,000 (9.4%) and $1,543,000 (23.3%) for the three and nine month periods ended September 30, 1999 compared to the same periods in 1998. The increase was due to greater commission income at APS Financial Corp., a broker/dealer division of APS Investment Services, Inc. The increase in current quarter and current year commission income is the result of greater volatility in the bond market, a greater emphasis on internally generated market research and continued success at recruiting experienced, proven producing brokers. Market volatility creates opportunities where customers are motivated to restructure their holdings. This increased activity creates more transactions and thus more commissions. Internal market research contributes to higher commissions by providing additional investment ideas to be marketed by the brokers to a greater number of customers.

         Insurance services revenues from premium-based insurance management fees increased $81,000 (8.0%) and $233,000 (7.8%) for the three and nine month periods ended September 30, 1999 compared to the same periods in 1998. The increase in both current year periods was due to an increase in commissions earned on new business as well as from higher commissions earned by third party agents whose commission rate is higher in 1999 than the rate paid to agents in 1998. Income from third party agents is offset by corresponding commission expense paid to third party agents. Partially offsetting the revenue increase was lower commissions earned on renewal business, the result of lowering premiums to remain competitive in the industry.

         Consulting income is a new business segment beginning in the third quarter of 1999 that is earned at our new environmental engineering and consulting subsidiary, APS Consulting. As of September 30, 1999 APS Consulting was composed of sixteen science professionals and three administrative professionals. Income is derived from contamination assessment, remediation design and construction oversight, litigation support, environmental monitoring, landfill design and construction oversight, environmental data management and permitting. The income reported for 1999 represents only one month of consulting revenue as APS Consulting was acquired August 31, 1999.

         Real estate revenues decreased $5,000 (2.9%) and $8,000 (1.6%) for the three and nine month periods ended September 30, 1999 compared to the same periods in 1998. The current year decrease is primarily the result of a major tenant vacating the building in April, 1999. As of October 31, most of this vacated office space was being leased and rent revenues should rebound in the final quarter of 1999.

         Investment and other income increased $141,000 (504.9%) and $1,916,000 (2,766.6%) for the three and nine month periods ended September 30, 1999 compared to the same periods in 1998. The increase in the current quarter was the result of a rise in interest income resulting from line of credit loans granted to the Company's former OB/GYN management affiliate, Syntera HealthCare Corporation, and to Uncommon Care, Inc., a privately-held developer and operator of dedicated Alzheimer's care facilities in which the Company has a preferred stock investment.
         In addition to this increase in interest income, revenue for the nine month period ended September 30, 1999 was up due to gains from the exchanges of Prime Medical Services, Inc. (NASDAQ:PMSI) common stock for American Physicians Service Group, Inc. (NASDAQ:AMPH) common stock. As part of a common stock buy-back strategy, the Company exchanged 720,700 shares of PMSI common stock for 1,441,400 shares of AMPH common stock held by two mutual funds companies. The AMPH common stock was then retired and gains totaling $1,635,000 were recorded.


EXPENSES

         Total operating expenses increased $811,000 (21.8%) and $4,234,000 (41.1%) for the three and nine month periods ended September 30, 1999 compared to the same periods in 1998. All of the operating segments expenses increased in both periods of 1999 compared to 1998.

         Financial services expense increased $86,000 (3.9%) and $1,215,000 (20.1%) for the three and nine month periods ended September 30, 1999 compared to the same periods in 1998. The primary reason for the current year three month increase is higher commission expense resulting from the increase in commission revenue at APS Financial, the broker/dealer subsidiary of APS Investment Services, Inc. In addition to the higher commissions expense, the current year nine month expense increase was further caused by higher general and administrative costs at APS Investment Services. This was primarily a result of personnel costs associated with the asset management division of APS Investment Services, APS Asset Management, Inc. No such asset management related costs were incurred in the first five months of 1998.

         Insurance services expenses at the insurance management subsidiary increased $50,000 (4.9%) and $513,000 (17.6%) for the three and nine month periods September 30, 1999 compared to the same periods in 1998. The nine month increase is due primarily to higher commission and payroll related expenses. The increase in commission expense is the result of outside agents, who are paid a higher commission rate, producing a higher percentage of total premiums. A corresponding increase in commission revenue earned by third party agents resulted in third party activity having no effect on profits. The increase in payroll related expense is primarily the result of normal annual merit raises.

         Real estate expenses increased $6,000 (4.4%) and $20,000 (5.0%) for the three and nine month periods September 30, 1999 compared to the same periods in 1998 primarily as a result of increased condominium fees charged by the condominium association.

         General and administrative expense increased $438,000 (120.0%) and $2,179,000 (236.3%) for the three and nine month periods ended September 30, 1999 compared to the same periods in 1998. The increase in the current quarter was primarily due to a charge to bad debts resulting from a decrease in estimated discounted future cash flows of a note receivable. In addition, legal fees increased due to the foreclosure of Eco-Systems and additional legal fees and restructuring charges were incurred related to the merger of Syntera with FemPartners.
         The increase for the nine months ended September 30, 1999 was due to the charges mentioned above as well as to the fact that the first nine months of 1998 reflects the release of an accrual for certain contingencies.

         Interest expense  increased  $69,000 (627.3%) and $146,000 (608.3%) for the three and nine month periods ended September 30, 1999 compared to the same periods in 1998. Notes payable resulting from draws taken from the Company's line of credit with Bank of America totalled $3,075,000 at September 30, 1999 compared to zero at September 30, 1998.


EQUITY IN EARNINGS/(LOSS) OF UNCONSOLIDATED AFFILIATES

         The Company's equity in earnings of Prime Medical Services, Inc. ("Prime") decreased $52,000 (7.9%) but increased $733,000 (70.3%) for the three and nine month periods ended September 30, 1999 compared to the same periods in 1998. Earnings for the three months ended September 30, 1999 were down due to the Company's smaller percentage ownership in Prime resulting from the common stock exchanges to acquire treasury shares that occurred in the second quarter of 1999. The Company's percentage ownership of Prime was 14.0% at September 30, 1999 versus 17.0% at September 30, 1998.
         Equity in earnings for the nine months ended September 30, 1998 were adversely affected by a nonrecurring write-off of approximately $5.0 million in fees incurred in connection with a $100 million senior subordinated debt offering by Prime, completed in March 1998. In addition, Prime expensed an additional $1.6 million in the first quarter of 1998 associated with development costs related to a project discontinued due to an uncertain regulatory climate. No such expenses were incurred by Prime in the first nine months of 1999.

         As of June 30, 1999 the Company merged its OB/GYN practice management affiliate with another unaffiliated practice management company, FemPartners, Inc. and no longer records its share of the gain or loss of Syntera HealthCare on the equity basis. Since the Company's ownership percentage in the merged companies is now 12%, it now accounts for its interest on the cost basis.


MINORITY INTEREST

         Minority interest represents the twenty percent interest of Insurance Services owned by Florida Physicians Insurance Group, Inc., an A- (Excellent) rated insurance company as rated by AM Best.

LIQUIDITY AND CAPITAL RESOURCES

         Current assets exceeded current liabilities by $999,000 and $1,782,000 at September 30, 1999, and December 31, 1998, respectively. The primary cause of the decline in working capital is cash loaned to Uncommon Care and Syntera HealthCare. These loans are recorded as long-term receivables.

         Capital expenditures through the nine month period ended September 30, 1999 were approximately $148,000. Total capital expenditures are expected to be approximately $250,000 in 1999.

         Historically, the Company has maintained a positive working capital position and, has been able to satisfy its operational and capital expenditure requirements with cash generated from its operating and investing activities. These same sources of funds have also allowed the Company to pursue investment and expansion opportunities consistent with its growth plans. To further its ability to meet its liquidity requirements and to accelerate its growth, the Company has established a $7,500,000 revolving line of credit with Bank of America. The line of credit is for a term of thirty-nine months with a fluctuating interest rate (currently 8.0%) based upon the prime rate. The line is secured by marketable securities owned by the Company. A balance of $3,075,000 was owed under this credit line as of September 30, 1999. The Company believes that its positive working capital position together with its ability to draw upon its line of credit will provide sufficient working capital for its foreseeable future needs.


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

         INTERNAL HARDWARE AND SOFTWARE SYSTEMS: All network application software and workstation software have been upgraded and tested to be compliant. With the purchase of several new PC's in October for the new subsidiary, APS Consulting, all hardware is now compliant and has been placed in service.

         PHYSICAL FACILITIES: The Committee has evaluated its non-computer equipment and has determined that, except for its telephone system, there are no devices whose failure would materially affect the ability to carry out the business of the Company. A compliant telephone system is expected to be installed during the fourth quarter of 1999. The outside managers of the Company's office buildings have reported that all aspects of the physical facilities - elevators, fire and security systems, etc. are compliant per representatives from third party service providers.

         OUTSIDE SUPPLIERS: The Company has inquired about the state of Year 2000 readiness of those outside suppliers who were determined to be critical to the Company's ability ot carry out its business. Written assurances have been received from all of these critical services providers as of September 30, 1999.

         CONTINGENCY PLANNING: The Company cannot be certain that it has identified and will be successful in bringing into compliance all Year 2000 issues within its control. It can be less certain of critical services being supplied by third parties beyond its control. The Company expects to complete the process of formalizing plans for carrying on its business in the event of unanticipated Year 2000-related failures during the fourth quarter of 1999. Presently, the Company believes that the most reasonably likely worst case scenario would be a failure of relatively short duration of basic third party services such as the power grid. With such a failure the Company's plan will be directed toward a temporary suspension of operations followed by plans for resumption and catch up operations. Due to the magnitude of uncertainties related to Year 2000 issues, the Company is unable to fully assess the consequences of Year 2000 failures and, consequently, there could be a material adverse effect on the Company's results of operations, financial position and cash flows.

         YEAR 2000 COSTS: The Company estimates that total expenditures to address Year 2000 issues will be $415,000, of which approximately 50% will be capitalized hardware purchases. The remainder of the expenditures are labor costs. Approximately 73% of the expenditures have been made to date. Since the Company is in a constant state of upgrading its technology and since all labor costs involve existing in-house staff, few of the costs incurred are incremental. Extensive use of in-house MIS personnel for Year 2000 issues has delayed implementation of other work designed to improve user productivity and the value of information provided. The Company does not believe such delays will have a material adverse effect on the results of operations, financial position, or cash flows.


NEW ACCOUNTING PRONOUNCEMENTS

         In April 1998, the AICPA issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities, which is effective for financial statements for fiscal years beginning after December 15, 1998. The SOP requires costs of start-up activities and organization costs to be expensed as incurred. No start-up costs were incurred by the Company or its affiliates during the third quarter of 1999. The Company does not have any significant capitalized start-up costs that would be required to be expensed January 1, 2000.

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

         On April 6, 1999 the Company foreclosed on the common stock of Eco-Systems, Inc., a subsidiary of Con-Eco, as part of a restructuring agreement with the Company. The Company became a 100% owner of Eco-Systems, an environmental consulting and engineering firm, but had not consolidated their earnings/loss due to the fact that Con-Eco had an option to purchase back their common stock for a minimal sum if dividends over a certain future period was paid to APS and certain other terms were met.

         As of September 1, 1999 the Company was notified that Con-Eco would not meet the terms of this agreement. As a result, the Company began consolidating APS Consulting (Eco-Systems) effective September 1, 1999. In addition, the Company wrote off the note due from Con-Eco on its financial statements after allocating $630,000 of such amount to the acquisition of Eco-Systems. During the nine months ended September 30, 1999 the Company wrote off to bad debt expense a total of $1,293,000 bringing the total written off since inception to $1,685,000.

         As of June 30, 1999 the Company merged it OB/GYN practice management affiliate, Syntera HealthCare Corporation, with another PPM company in return for a minority ownership in the new company. APS will no longer account for Syntera on the equity basis but rather will account for its interest in the merged companies on the cost basis.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
                  None


(b)      Current reports on Form 8-K.

                  September 21, 1999 extention by the Board of Directors of its shareholder protection rights plan. The plan provides that one Preferred Share purchase right will be distributed as a dividend on each outstanding share of common stock held of record as of the close of business on August 15, 1999.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     AMERICAN PHYSICIANS SERVICE GROUP, INC.




Date: November 15, 1999               By:  /s/     William H. Hayes
                                      --------------------------------------
                                      William H. Hayes, Vice President
                                       and Chief Financial Officer