Form 10-K
period 1999-12-31
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 2000-03-30
CIK 724024

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-K

            MARK ONE:
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

          Aggregate Market Value at March 27, 2000: $7,530,176

Indicate the number of shares outstanding of each of the registrant's class of common stock, as of the latest practicable date.

                                               NUMBER OF SHARES
                                                OUTSTANDING AT
     TITLE OF EACH CLASS                        MARCH 27, 2000
     --------------------                      ----------------
Common Stock, $.10 par value                      2,745,233
                       DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Registrant's definitive proxy material for the 1997 annual meeting of shareholders are incorporated by reference into Part III of the Form 10-K. In addition, Item14(a) of Prime Medical Services, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999 is incorporated by reference.

============================================================================

            AMERICAN PHYSICIANS SERVICE GROUP, INC., AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                     PART I

ITEM 1.  BUSINESS

GENERAL

      American Physicians Service Group, Inc. (the "Company"), through its subsidiaries, provides services that include management services to malpractice insurance companies, and brokerage and investment services to individuals and institutions. In 1999 the Company entered into the environmental consulting and engineering services business. The Company also owns space in the office building, which serves as its headquarters. Through its real estate subsidiary it leases space that is surplus to its needs.

      The Company was organized in October 1974 under the laws of the State of Texas. The Company maintains its principal executive office at 1301 Capital of Texas Highway, Suite C-300, Austin, Texas 78746, and its telephone number is
(512) 328-0888. Unless the context otherwise requires, all references herein to the "Company" shall mean American Physicians Service Group, Inc. and its subsidiaries.

      Financial information about the Company's industry segments is disclosed in Note 14 to the accompanying Consolidated Financial Statements in Appendix A.

FINANCIAL SERVICES

      APS Investment Services, Inc. ("Investment Services"), is a wholly-owned subsidiary of the Company. Through its subsidiaries, APS Financial Corporation ("APS Financial"), and APS Asset Management, Inc. (Asset Management"),
Investment Services provides investment and investment advisory services to institutions and individuals throughout the United States. Revenues from this segment were 57%, 60% and 44% of Company revenues in 1999, 1998 and 1997, respectively.

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

      Every registered broker/dealer doing business with the public is subject to stringent rules with respect to net capital requirements promulgated by the SEC. These rules, which are designed to measure the financial soundness and liquidity of broker dealers, specify minimum net capital requirements. Since the Company is not itself a registered broker dealer, it is not subject to these rules. However, APS Financial is subject to these rules. Compliance with applicable net capital requirements could limit operations of APS Financial such as trading activities that require the use of significant amounts of capital and limit its ability to pay dividends. A significant operating loss or an extraordinary charge against net capital could adversely affect the ability of APS Financial to expand or even maintain its present levels of business. At February 29, 2000, APS Financial was in compliance with all net capital requirements.

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

INSURANCE SERVICES

      APS Insurance Services, Inc., ("Insurance Services"), an 80% owned subsidiary of the Company through its wholly-owned subsidiaries APS Facilities Management, Inc. ("FMI") and American Physicians Insurance Agency, Inc. ("Agency"), provides management and agency services to medical malpractice insurance companies. Revenues from this segment contributed 24%, 34% and 48% of Company revenues in 1999, 1998 and 1997, respectively. Substantially all of the revenue was attributable to American Physicians Insurance Exchange ("APIE"), a reciprocal insurance exchange managed by FMI. A reciprocal insurance exchange is an organization which sells insurance only to its subscribers, who pay, in addition to their annual insurance premiums, a contribution to the exchange's surplus. Such exchanges generally have no paid employees but instead enter into a contract with an "attorney-in-fact", that provides all management and administrative services for the exchange. As the attorney-in-fact for APIE, FMI receives a percentage of the earned premiums of APIE, as well as a portion of APIE's profits. The amount of these premiums can be adversely affected by competition. Substantial underwriting losses or investment performance, which might result in a curtailment or cessation of operations by APIE, would also adversely affect FMI's revenue. To limit possible underwriting losses or adverse investment performance, APIE currently reinsures its risk in excess of $250,000 per medical incident. APIE offers medical professional liability insurance for physicians in Texas and Arkansas. FMI's assets are not subject to any insurance claims by policyholders of APIE.

      FMI organized APIE and has been its exclusive manager since its inception in 1975. The management agreement between FMI and APIE basically provides for full management by FMI of the affairs of APIE under the direction of APIE's physician Board of Directors. Subject to the direction of this Board, FMI sells and issues policies, investigates, settles and defends claims, and otherwise manages APIE's affairs. In consideration for performing its services, FMI receives a percentage fee based on APIE's earned premiums (before payment of reinsurance premiums), as well as a portion of APIE's profits. FMI pays salaries and personnel related expenses, rent and office operations costs, data processing costs and many other operating expenses of APIE. APIE is responsible for the payment of all claims, claims expenses, peer review expenses, directors' fees and expenses, legal, actuarial and auditing expenses, its taxes and certain other specific expenses. Under the management agreement, FMI's authority to act as manager of APIE is automatically renewed each year unless a majority of the subscribers to APIE elect to terminate the management agreement by reason of an adjudication that FMI has been grossly negligent, has acted in bad faith or with fraudulent intent or has committed willful misfeasance in its management activities. Termination of FMI's management agreement with APIE would have a material adverse effect on the Company.

      During 1997, FPIC Insurance Group, Inc. ("FPIC"), purchased a 20% interest in Insurance Services from the Company. In conjunction with that purchase,
FPIC's subsidiary, Florida Physicians Insurance Company, Inc. ("Florida Physicians"), entered into agreements with Agency and APIE granting Agency the exclusive right to market Florida Physician's policies in Texas. Agency has sales, marketing, underwriting and claims handling authority for Florida Physicians in Texas and receives commissions for such services. Florida Physicians also entered into a reinsurance agreement with APIE in which APIE reinsures substantially all of Florida Physicians' risk in Texas under medical professional liability policies issued or renewed by Florida Physicians on behalf of Texas health care providers after March 27, 1997. The Company had also granted FPIC an option, exercisable at any time during 1999, to purchase an additional 35% interest in Insurance Services from the Company. This option has expired.

      APIE is authorized to do business in the states of Texas and Arkansas. Florida Physicians is a stock company licensed in several states. Both companies specialize in writing medical professional liability insurance for health care providers. The insurance written in Texas is primarily through purchasing groups and is not subject to certain rate and policy form regulations issued by the Texas Department of Insurance. Applicants for insurance coverage are reviewed based on the nature of their practices, prior claims records and other underwriting criteria. APIE is one of the largest medical professional liability insurance companies in the State of Texas. APIE is the only professional liability insurance company based in Texas that is wholly-owned by its subscriber physicians.

      Florida Physicians, together with its affiliates, insures over 6,800 physicians nationwide. Florida Physicians is rated A- (Excellent) by AM Best.

      Generally, medical professional liability insurance is offered on either a "claims made" basis or an "occurrence" basis. "Claims made" policies insure physicians only against claims that occur and are reported during the period covered by the policy. "Occurrence" policies insure physicians against claims based on occurrences during the policy period regardless of when the claim is actually made. APIE and Florida Physicians offer only a "claims made" policy in Texas and Arkansas, but provide for an extended reporting option upon termination of coverage. APIE and Florida Physicians reinsure 100% of all Texas and Arkansas coverage per medical incident between $250,000 and the policy limit $1,000,000, primarily through certain domestic and international insurance companies.

      The following table presents selected financial and other data for APIE. The management agreement with FMI obligates APIE to pay management fees to FMI based on APIE's earned premiums before payment of reinsurance premiums. The fee percentage is 13.5% with the provision that any profits of APIE will be shared equally with FMI so long as the total reimbursement (fees and profit sharing) do not exceed a cap based on premium levels. In 1999, 1998, 1997, 1996, and 1995, management fees attributable to profit sharing were $329,000, $1,750,000, $1,961,000, $1,191,000, and $700,000, respectively. The decrease in 1999 is primarily due to an overall increase in competition in medical professional liability insurance in Texas as well as a continued trend of rising claims against the insureds.

      (In thousands, except for number of insureds)


                                                        Years Ended December 31,

                                       1999            1998            1997           1996             1995
                                       ----            ----            ----           ----             ----
Earned premiums before

 reinsurance premiums                 $24,529         $22,931        $25,899         $28,754          $30,857
Total assets                           66,377          75,173         81,594          90,193          101,251
Total surplus                          13,925          13,592         11,854          10,017            9,402
Management fees (including profit
 sharing) and commissions to FMI
 and Agency                             3,645  (2)      4,835  (2)     5,854 (2)      $5,281  (2)      $5,010  (2)
Number of insureds                      2,882           2,743          2,629 (1)       3,019            3,226
----------------

(1) The decrease was the result of APIE's decision to raise premiums at the risk of policy retention on certain unprofitable specialties. Included in the totals are physicians for which APIE provides reinsurance through a relationship with another malpractice insurance company.

(2)      Includes  commissions of $1,191,  $835, $1,214, $860, and $676 in 1999,
         1998, 1997, 1996 and 1995, respectively, from Florida Physicians and other carriers directly related to APIE's controlled business.

CONSULTING

      On October 31, 1996, the Company invested $3,300,000 in common stock of Exsorbet Industries, Inc. ("Exsorbet") (NASDAQ:EXSO) with a put option. Exsorbet was a diversified environmental and technical services company. On November 26, 1996, the Company exercised its put in exchange for a note receivable from Exsorbet. The note was secured by the shares that were subject to the put option plus all the stock and substantially all of the assets of a wholly owned subsidiary of Exsorbet. Subsequently, Exsorbet became known as Consolidated Eco-Systems, Inc. ("Con-Eco").

      On June 17, 1998 the Company filed suit against Con-Eco, and its directors and officers alleging breach of contract, negligent misrepresentation and conspiracy. In February, 1999 the Company settled this litigation with the directors and officers of Con-Eco. The Company recovered $950,000 for the full release of all claims against the directors of Con-Eco.

      In April, 1999, the Company's wholly owned subsidiary, APS Consulting ("APS Consulting"), acquired the business of Eco-Systems, Inc. ("Eco-Systems"), a subsidiary of Con-Eco, in connection with a debt restructuring agreement with Con-Eco. Under the terms of the restructuring agreement, Con-Eco had the right to purchase back the business of Eco-Systems for a nominal amount upon the occurrence of certain conditions. Accordingly, the Company did not initially consolidate the operations of APS Consulting. In addition, the Company dismissed its lawsuit against Con-Eco, but retained the right to reinstitute the litigation at a later date.

      Subsequently, the Company concluded that it was not probable that Con-Eco would exercise its option to reacquire the stock and, effective September 1, 1999, the Company began consolidating APS Consulting. The acquisition was recorded using the purchase method of accounting. In addition, the Company wrote off the remaining balance of the note due from Con-Eco. During the twelve months ended December 31, 1999 the Company wrote off to bad debt expense a total of $1,293,000 related to this note bringing the total written off related to this note since inception to $1,685,000.

      APS Consulting is an environmental consulting/engineering firm, comprised of scientists and engineers specializing in remedial investigations, remediation engineering, air quality, waste water, regulatory compliance, solid waste engineering, litigation support/expert testimony, environmental resources and industrial hygiene and safety. APS Consulting offices are located in Jackson, Mississippi; Mobile, Alabama; and Houston, Texas.

      Because of the wide range of expertise of its consultants, APS Consulting serves clients in a broad base of industries, including: petrochemicals; agricultural chemicals; oil exploration, refining and marketing; gas pipelines; pulp and paper/forest products; manufacturing; waste disposal and management; state and local government; and law firms. Its consultants and engineers have expertise in environmental engineering, chemical engineering, hydrogeology, computer-aided drafting and design, civil engineering, geology, biology and micro biology. Revenues from APS Consulting contributed 4% of Company revenues in 1999. As revenues and expenses of APS Consulting were not consolidated into the totals of the Company until September, 1999, this percentage reflects only four months of revenues from APS Consulting.

REAL ESTATE

      APS Realty, Inc., ("APS Realty"), a wholly-owned subsidiary of the Company, owns condominium space in an office project located in Austin, Texas. APS Realty leases approximately 58% of this space to the Company, its subsidiaries and affiliate. The remainder is leased to unaffiliated parties. Revenues from APS Realty contributed 4%, 4% and 5% of Company revenues in 1999, 1998 and 1997, respectively.

OTHER INVESTMENTS

      The Company owns 2,344,000 shares of common stock of Prime Medical Services, Inc. ("Prime Medical"), representing at March 15, 2000 approximately 14% of Prime Medical's outstanding shares of common stock. Two of Prime Medical's seven directors are members of the Company's four member board of directors. In addition Mr. Hummel, executive vice president and chief operating officer of Prime Medical, is a member of the Company's Board of Directors. The Company records its pro-rata share of Prime Medical's results utilizing the equity method. Prime Medical is the largest provider of lithotripsy services in the United States, currently servicing over 450 hospitals and surgery centers in 34 states. Lithotripsy is a non-invasive method of treating kidney stones through the use of shock waves. During 1999, Prime Medical also entered into the refractive surgery field through two acquisitions. LASIK refractive surgery, one of the most advanced forms of laser vision correction, is designed to improve vision and reduce dependence on glasses and contacts by correcting nearsightedness, farsightedness and astigmatism. The common stock of Prime Medical is traded on the NASDAQ National Market under the symbol "PMSI". Prime Medical is a Delaware corporation which is required to file annual, quarterly and other reports and documents with the Securities and Exchange Commission (the "SEC"), which reports and documents contain financial and other information regarding Prime Medical. The summary information regarding Prime Medical contained herein is qualified in its entirety by reference to such reports and documents. Such reports and documents may be examined and copies may be obtained from the SEC.

      On January 1, 1998 the Company invested approximately $2,000,000 in the Convertible Preferred Stock of Uncommon Care, Inc. ("Uncommon Care"). The Company also made available to Uncommon Care three lines of credit totaling $4,850,000. The loans are at interest rates varying from ten percent to twelve percent, payable quarterly until June 30, 2005, at which time the outstanding principal and any accrued but unpaid interest are due and payable. Uncommon Care is a developer and operator of dedicated Alzheimer's care facilities. The preferred shares owned by the Company are convertible into approximately a 34% interest in the equity of Uncommon Care. Two of Uncommon Care's five directors are members of the Company's board of directors. The Company records its investment at cost.

      In 1997, the Company formed APS Practice Management, Inc., later renamed Syntera HealthCare Corporation ("Syntera") with an initial ownership of 85%. Syntera specialized in the management of OB/GYN and related medical practices. In a typical transaction, Syntera acquired the non-medical assets of a physician's practice and signed a long-term management contract with the physician to provide the majority of the non-medical requirements of the practice, such as non-professional personnel, office space, billing and collection, and other day-to-day non-medical operating functions. In turn, Syntera was paid a variable management fee that rewarded the efficient operation and the expansion of the practice. On June 30, 1999 the Company merged Syntera with another unaffiliated practice management company, FemPartners, Inc., resulting in the Company owning approximately 12% of the total equity of FemPartners, Inc., the surviving company. Prior to June 30, 1999 the Company has accounted for its ownership in Syntera on the equity basis. Beginning July 1, 1999, as a result of the merger with FemPartners, Inc., the Company began recording its interest on the cost basis.

DISCONTINUED OPERATIONS

      The Company, through its wholly owned subsidiary, APS Systems, Inc. ("APS Systems"), had previously developed software and marketed it to medical clinics and medical schools. This business segment became unprofitable in 1996. A joint venture with a software developer was formed in 1996 with a plan to develop new products, but was discontinued in 1997 when it was determined that the high cost of developing competitive products precluded an adequate return on investment. Subsequently, the Company ceased marketing the software and reduced the scope of APS Systems' operations to a level adequate to service existing clients through the terms of their contracts. The Company reflected the expected financial impact of discontinuing this segment in the 1997 financial statements.

COMPETITION

      APS Financial and Asset Management are both engaged in a highly competitive business. Their competitors include, with respect to one or more aspects of business, all of the member organizations of the New York Stock Exchange and other registered securities exchanges, all members of the NASD, registered investment advisors, members of the various commodity exchanges and commercial banks and thrift institutions. Many of these organizations are national rather than regional firms and have substantially greater personnel and financial resources than the Company's. Discount brokerage firms oriented to the retail market, including firms affiliated with commercial banks and thrift institutions, are devoting substantial funds to advertising and direct solicitation of customers in order to increase their share of commissions and other securities related income. In many instances APS Financial is competing directly with such organizations. In addition, there is competition for investment funds from the real estate, insurance, banking and thrift industries.

      APIE competes with numerous insurance companies in Texas and Arkansas, primarily Medical Protective Insurance Company, St. Paul Fire and Marine
Insurance Company, State Volunteer Mutual Company, Frontier Insurance Group, Texas Medical Liability Trust, Medical Interinsurance Exchange Group of New Jersey and PHICO Insurance. Many of these firms have substantially greater resources than APIE. The primary competitive factor in selling insurance is a combination of price, terms of the policies offered, claims service and other services, and claims settlement philosophy.

      APS Consulting operates in the environmental services industry that is characterized by intense competition. Many companies of all sizes are engaged in activities similar to those of the APS Consulting and many of APS Consulting's competitors have substantially greater assets and capital resources. APS Consulting operates primarily in the Southeastern United States, however, the Company has projects throughout the United States. APS Consulting seeks to distinguish its services by (i) providing timely, high quality and cost-effective solutions to the various environmental issues facing its clients,
(ii) maintaining long-term relationships with its clients, and (iii) utilizing technology to provide state of the art services in accordance with applicable regulatory standards. There can be no assurance, however, that APS Consulting can compete successfully against its competitors, given the size, resources and marketing capabilities of many of its competitors.

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

      APS Financial, as a registered broker dealer and NASD member organization, is required by federal law to belong to the SIPC. When the SIPC fund falls below a certain minimum amount, members are required to pay annual assessments in varying amounts not to exceed .5% of their adjusted gross revenues to restore the fund. The last assessment of APS Financial by the SIPC was in 1995 and amounted to approximately $7,300. The SIPC fund provides protection for customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances.

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

      APS Consulting is subject to extensive laws and regulations promulgated by the Federal, state and local governments and regulatory authorities dealing with the discharge of materials into the environment or otherwise relating to the protection of the environment. The Company believes it is in compliance in all material respects with all such laws and regulations.

EMPLOYEES

      At March 1, 2000, the Company employed, on a full time basis, approximately 128 persons, including 48 by Insurance Services, 50 by APS Investment Services, 18 by APS Consulting and 12 directly by the Company. The Company considers its employee relations to be good. None of the Company's employees is represented by a labor union and the Company has experienced no work stoppages.

ITEM 2.  PROPERTIES

      APS Realty owns approximately 53,000 square feet of condominium space in an office project in Austin, Texas. The Company, its subsidiaries and affiliate occupy approximately 31,000 square feet of this space as their principal executive offices, and APS Realty leases the remainder to third parties. The area available for lease to third parties is 100% occupied as of March 15, 2000.

      APS Investment Services also leases office space at 2550 Gray Falls Dr, Suite 350, Houston, Texas.

      APS Consulting leases offices at: 439 Katherine Drive, Suite 2A, Jackson, Mississippi; 17171 Park Row, Suite 120, Houston, Texas; 384 Fairhope Avenue, Suite 7, Fairhope, Alabama.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is involved in various claims and legal actions that have arisen in the ordinary course of business. Management believes that any liabilities arising from these actions will not have a material adverse effect on the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company's annual meeting was held June 8, 1999. The agenda items were the election of directors and approval of an amendment to the stock option plan. Voting results follow:

                          BOARD ELECTION

                 Nominee                   For           Against       Abstain
                 -------                   ---           -------       -------
                 Brad A. Hummel          2,755,051         35,491        --
                 Robert L. Myer          2,755,051         35,491        --
                 William A. Searles      2,755,051         35,491        --
                 Kenneth S. Shifrin      2,755,051         35,491        --

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The following table represents the high and low prices of the Company's common stock in the over-the-counter market as reported by the National Association of Securities Dealers, Inc., Automated Quotations System for years ended December 31, 1999 and 1998. On March 1, 2000, the Company had approximately 422 holders of record of its common stock.

                                   1999                            1998
                         -------------------------      ------------------------
                            High          Low               High         Low
                            ----          ---               ----         ---
      First Quarter       $5 1/8        $1 7/8             $7 5/8       $6 7/8
      Second Quarter      $3 7/8        $2 1/4             $7 1/2       $6 5/8
      Third Quarter       $5 1/16       $3 7/32            $7 1/4       $4 7/8
      Fourth Quarter      $7            $3 1/2             $5 1/2       $3 1/4


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

ITEM 6.  SELECTED FINANCIAL DATA

      (In thousands, except per share data)

                                               SELECTED FINANCIAL DATA

                                                                1999              1998       1997       1996       1995
                                                                ----              ----       ----       ----       ----
Selected income statement data:

   Revenues                                                      $19,115        $16,403    $13,065    $10,437    $16,124
   Earnings from continuing operations before income taxes
    and minority interests
                                                                   1,732          2,255      5,984      3,006      3,007
   Net earnings                                                    1,413          1,545      2,538      1,924      2,024
Per share amounts - diluted:
   Net earnings                                                     $.45           $.31       $.59       $.46       $.53
Diluted weighted average shares outstanding                        3,168          4,692      4,241      4,219      3,798
Selected balance sheet data:
   Total assets                                                  $32,924        $33,126    $30,737    $24,468    $23,740
   Long-term obligations                                           3,298             --         --         --        574
   Total liabilities                                              11,647          8,471      7,458      4,086      6,146
   Minority interests                                                 48             53        175         --         --
   Total equity                                                   21,229         24,602     23,104     20,382     17,594
   Book value per share                                             7.73           5.91       5.55       5.03       4.80



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

RESULTS OF OPERATIONS

1999 COMPARED TO 1998

      Revenues from continuing operations increased 17% in 1999 compared to 1998. Net income decreased 9% and diluted earnings per share increased 45%. The reasons for these changes are described below.

FINANCIAL SERVICES

      Financial services revenues increased 9% in 1999 compared to 1998. The increase resulted from greater commissions earned at APS Financial, the broker/dealer division of Investment Services, resulting from greater volatility in world bond markets which caused clients to realign portfolios. This activity created more transactions and thus more commissions. Also contributing to the increase was a greater emphasis on internally generated market research and continued success at recruiting experienced, proven producers. Internal market research contributes to higher commissions by providing additional investment ideas to be marketed by the brokers to a greater number of customers. Finally, inventory losses, which lower revenues, were greater in 1998 than in 1999.

      Financial services expenses increased 8% in 1999 compared to 1998. The large increase in transaction activity at APS Financial resulted in proportionately greater sales commission expense, support personnel expense, transaction charges and financial information services expense. Greater profits in 1999 also increased expenses under the incentive compensation plan. Personnel costs also increased in 1999 primarily as a result of incurring a full year of personnel costs at APS Asset Management, the portfolio management division of Investment Services. Only six months of personnel costs were incurred in 1998, as the subsidiary was formed in June, 1998.

      Results in this segment can vary from year to year. The broker/dealer, primarily a provider of fixed income securities, is subject to general market conditions as well as interest rates and is in an industry characterized by competition for top producing brokers. In an effort to add to the segment's overall profitability, and to add stability from year to year, the Company entered the asset management business in 1998. As a registered investment advisor, Asset Management, seeks to manage the portfolios of institutions and high net worth individuals. Asset Management is in a competitive business and was not profitable in 1999, incurring a loss of $169,000. The Company cannot predict when or if it will achieve profitability.

INSURANCE SERVICES

      Insurance Service's revenues decreased 17% in 1999 compared to 1998. The primary reason for the decrease in 1999 was due to lower profit sharing. The insurance management fee contract between Insurance Services and APIE contains a provision to share in the profits of APIE. Due to an overall increase in competition in medical professional liability insurance in Texas as well as a continued trend of rising claims against the insureds, profits, and consequently, profit sharing, were lower in 1999.

      Insurance Services' expenses increased 10% in 1999 compared to 1998. The increase was primarily due to higher commission rates paid to sales agents as well as to increased business received through agents requiring commissions to be paid. Personnel costs also increased in 1999, primarily due to normal annual merit raises.

     Due to the profit sharing provision in Insurance Services most significant contract, results can vary from year to year. In the last five years under the contract, profit sharing has ranged from 7% to 31% of the segment's revenues.

CONSULTING

      The Company began consolidating the earnings of APS Consulting in September, 1999. No comparison to prior year, therefore, is possible. Unaudited pro-forma financials show that revenues decreased 28% in 1999 due primarily to the loss of a major client resulting from the uncertainty that arose with the breakup of Con-Eco.

      Expenses at Consulting decreased 4% in 1999 primarily as a result of fewer personnel. The uncertainty that arose with the breakup of Con-Eco caused some personnel to seek other employment opportunities.

REAL ESTATE

      Revenue decreased less than 1% compared to 1998. The decrease reflects a higher vacancy rate, partially offset by higher lease rates.

     The 4% increase in real estate expenses resulted from increased property taxes due to higher real estate taxable values and increased fees paid for building maintenance and improvements.

INVESTMENT AND OTHER

      The substantial rise in investment and other income was primarily due to gains from the exchanges of Prime Medical common stock for the Company's common stock. As part of a buy-back strategy, the Company exchanged 720,700 shares of Prime Medical common stock for 1,441,400 shares of the Company's common stock held by two mutual fund companies. The Company's common stock was then retired and gains totaling $1,635,000 were recorded. In addition, interest of $349,000 was earned from line of credit loans granted by the Company to its former physician practice management affiliate, Syntera and to Uncommon Care.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses increased 98% over 1998. The increases resulted primarily from recognizing $1,293,000 of bad debt expense related to the write-off of the Con-Eco note receivable and from expenses related to the merger of Syntera with FemPartners. Partially offsetting these expense increases was lower legal fees in 1999. Work performed in 1998 related to the Uncommon Care preferred stock investment increased legal fees in 1998.

INTEREST

      Interest expense increased 330% over 1998 as a result of an increase in notes payable. Draws taken from the Company's line of credit with Bank of America to fund the Company's investments in Syntera and Uncommon Care resulted in an ending balance of $3,275,000 at December 31, 1999 compared to zero at December 31, 1998.

AFFILIATES

      The Company has one affiliate accounted for on the equity basis, Prime Medical, as of December 31, 1999. Prime Medical's operating income increased in 1999 but the Company recognized a smaller percentage (18% in 1998 vs. 14% in 1999) as a result of its exchange of Prime Medical shares to acquire shares of the Company's common stock. Even with this drop in ownership percentage, equity earnings from Prime Medical increased 23% in 1999. The Company, through its status as Prime Medical's largest shareholder and through its representation on PrimeMedical's board, continues to have significant influence at Prime Medical and continues to account for its investment using the equity method.

      Also included in equity in earnings of unconsolidated affiliates are losses totaling $119,000 which represents the Company's portion of losses of Syntera. from January 1 to June 30, 1999. Subsequent to the merger with FemPartner's, the Company began accounting for it's resulting 12% interest in FemPartners on the cost basis.

1998 COMPARED TO 1997

      Revenues from continuing operations increased 26% in 1998 compared to 1997. Net income decreased 39% and diluted earnings per share decreased 48%. The reasons for these changes are described below.

INVESTMENT SERVICES

      Investment services' revenues increased 73% in 1998 compared to 1997. The increase resulted from volatility in world bond markets which caused clients to realign portfolios. This activity created more transactions and thus more commissions. Also contributing to the increase was the full development of a second office, which opened in 1997. Revenues at this office in 1998 increased approximately 90% over 1997.

      Investment services' expenses increased 71% from 1997. 94% of the increase was at APS Financial and was transaction volume-related. The large increase in revenues resulted in proportionately greater sales commission expense, support personnel expense, transaction charges and financial information services expense. Lower legal fees partially offset these increases. Greater profits in 1998 also increased expenses under the incentive compensation plan. The remainder of the increase in expenses was the result of starting Asset Management in 1998.

INSURANCE SERVICES

      Insurance Services' revenues decreased 10% in 1998 compared to 1997. The loss of one significant client by APIE caused most of the variance. The client purchased extended reporting period or "tail" coverage, which increased premiums in 1997. 1998 revenues were lower by both the standard premium and the extra tail premiums lost in 1997. The Company's premium-based management fee was also proportionately lower. The remainder of the decrease was related to profit sharing. The insurance management fee contract contains a provision to share in the profits of the managed insurance exchange. Due to the loss of the client mentioned above and an overall increase in competition in medical professional liability insurance in Texas, profits, and consequently, profit sharing, were lower in 1998.

      Insurance Services' expenses increased 8% over 1997. The increase was the result of increased commission expense and was due to the greater utilization of commissioned outside sales agents, compared to salaried internal personnel in prior years. Lower salary expense, primarily due to lower incentive payments, partially offset the increased commissions.

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

AFFILIATES

      The Company had two affiliates accounted for on the equity basis, Prime Medical and Syntera. Prime Medical's operating income increased in 1998 but net earnings were reduced by non-recurring financing and development costs. This resulted in a 23% decrease in equity earnings compared to 1997. Syntera, which was started in 1997, continued in the development phase and reported a loss in 1998. The Company's share of Syntera's loss increased approximately 5% in 1998.

      Prime had issued additional shares in 1996 reducing the Company's ownership from 21% to 16%. In 1998 Prime established a stock repurchase plan and reduced its shares outstanding, increasing the Company's ownership percentage to approximately 18%.

LIQUIDITY AND CAPITAL RESOURCES

      Net working capital was $1,582,000 and $1,782,000 at December 31, 1999 and 1998, respectively. The decrease in the current year is due primarily to payments for purchases of property and equipment. Historically, the Company has maintained a strong working capital position and, using that base, has been able to satisfy its operational and capital expenditure requirements with cash generated from its operating and investing activities. These same sources of funds have also allowed the Company to pursue investment and expansion opportunities consistent with its growth plans. In 1999, the Company supplemented these traditional sources of funds with short-term bank borrowings. Although it is uncertain that operating activities will provide positive cash flow in the year 2000, the Company has sufficient borrowing capacity as well as ample liquidity in its holdings of Prime Medical shares to meet its working capital requirements for the foreseeable future.

      In 1998, the Company entered into a three year $10,000,000 revolving credit agreement with NationsBank of Texas, N.A. (subsequently acquired by Bank of America, N.A.). Funds advanced under the agreement bear interest at the prime rate less 1/4 %, such interest to be payable quarterly. The Company will pledge shares of Prime Medical to the bank as funds are advanced under the line. In May 1999, as a result of the exchange of Prime Medical shares for common stock of the Company, the revolving credit agreement was amended to lower the total funds available to the Company from $10,000,000 to $7,500,000. Funds totaling $3,275,000 and $2,625,000 had been advanced as of December 31, 1999 and March 15, 2000, respectively.

      Capital expenditures for equipment were $413,000, $206,000, and $312,000, in 1999, 1998, and 1997, respectively. Capital expenditures were higher in 1999 due to purchases necessary to reach compliance with Year 2000 computer issues as well as to higher expenditures for improved office space and leasing fees. The Company expects capital expenditures in 2000 to be significantly less than 1999.

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

NEW ACCOUNTING PRONOUNCEMENTS

      In April 1998, the AICPA issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities, which is effective for financial statements for fiscal years beginning after December 15, 1998. The SOP requires costs of start-up activities and organization costs to be expensed as incurred. No start-up costs were incurred by the Company or its affiliate during 1999. The Company does not have any significant capitalized start-up costs that would be required to be expensed in 2000.

ITEM 7 (a)    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company has some exposure to cash flow and fair value risk from changes in interest rates, which may affect its financial position, results of operation and cash flows. The Company does not use financial instruments for speculative purposes, but does maintain a trading account inventory to facilitate the business of its broker/dealer subsidiary. At the end of 1999 the inventory balance was $635,000. Historically, the Company has turned this inventory rapidly and has neither significant realized gains nor losses.

      The Company has notes receivable, in the form of lines of credit to related companies, which are at fixed rates ranging from 8% to 12%. Their fair value will increase and decrease inversely with interest rates.

      The Company has debt totaling $3,310,000, most of which was drawn on a $7,500,000 revolving line of credit with a floating interest rate. For each $1 million that the Company should borrow in 2000, a 1% increase in interest rate would result in a $10,000 annual increase in interest expense.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this item is contained in Appendix A attached hereto.

      Financial information and schedules relating to Prime Medical Services, Inc. are contained in Item 14(a) of the Annual Report on Form 10-K for the year ended December 31, 1999 of Prime Medical Services, Inc., which Item 14(a) is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item is contained in the definitive proxy material of the Company to be filed in connection with its 2000 annual meeting of shareholders, except for the information regarding executive officers of the Company, which is presented below. The information required by this item contained in such definitive proxy material is incorporated herein by reference.

      As of March 15, 2000, the executive officers of the Company are as follows:

Name                           Age          Position
----                           ---          --------
Kenneth S. Shifrin              50          Chairman of the Board, President
                                              and Chief Executive Officer

Duane K. Boyd, Jr.              55          Senior Vice President - Insurance

William H. Hayes                52          Senior Vice President - Finance
                                              and Secretary

George S. Conwill               43          Vice President - Investment Services

Thomas R. Solimine              41          Controller

      All officers serve until the next annual meeting of directors and until their successors are elected and qualified.

      Mr. Shifrin has been Chairman of the Board since March 1990. He has been President and Chief Executive Officer since March 1989 and was President and Chief Operating Officer from June 1987 to February 1989. He has been a Director of the Company since February 1987. From February 1985 until June 1987, Mr. Shifrin served as Senior Vice President - Finance and Treasurer. He has been Chairman of the Board of Prime Medical since October 1989. Mr. Shifrin has been a member of the Board of Directors of Uncommon Care since January 1998. Mr. Shifrin became a member of the Board of Directors of EarthSports.com in January, 2000 and is a member of the World Presidents Organization.

     Mr. Boyd has been Senior Vice President - Insurance since July 1991 and has also been President and Chief Operating Officer of FMI since July 1991. Mr. Boyd has been a Director of Uncommon Care since January 1998 and a Director of Grand Adventures Tour and Travel Publishing Corp. since July 1998. Mr. Boyd is a Certified Public Accountant and was with KPMG LLP from 1974 until June 1991. He was a partner specializing in the insurance industry prior to joining the Company.

     Mr. Hayes has been Senior Vice President - Finance since June 1995. Mr. Hayes was Vice President from June 1988 to June 1995 and was Controller from June 1985 to June 1988. He has been Secretary of the Company since February 1987 and Chief Financial Officer since June 1987. Mr. Hayes is a Certified Public Accountant.

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

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item is contained in the definitive proxy statement of the Company to be filed in connection with its 2000 annual meeting of shareholders, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is contained in the definitive proxy statement of the Company to be filed in connection with its 2000 annual meeting of shareholders, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is contained in the definitive proxy statement of the Company to be filed in connection with its 2000 annual meeting of shareholders, which information is incorporated herein by reference.

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

(c)      Exhibits (1)

         3.1      Restated Articles of Incorporation of the Company,
                             as amended. (5)

         3.2      Amended and Restated Bylaws of the Company. (5)

         4.1      Specimen of Common Stock Certificate. (2)

         4.2               Rights  Agreement,  dated as of  August  15,
                                    1999,  between American  Physicians  Service
                                    Group,  Inc. and American  Stock  Transfer &
                                    Trust  Company  which  includes  the form of
                                    Statement of  Resolutions  setting forth the
                                    terms of the Junior Participating  Preferred
                                    Stock,   Series   A,  the  form  of   Rights
                                    Certificate  as Exhibit B and the Summary of
                                    Rights  to  Purchase   Preferred  Shares  as
                                    Exhibit C. (10)

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

        *10.8       1995 Incentive and Non-Qualified Stock Option Plan of
                      American Physicians Service Group, Inc. (6)

        *10.9       Form of Stock Option Agreement (ISO). (6)

        *10.10        Form of Stock Option Agreement (Non-Qualified). (6)

         10.11      Management Agreement of Attorney-in-Fact, dated  August 13,
                      1975, between FMI and American Physicians Insurance Exchange. (2)

        *10.14      Profit Sharing Plan and Trust, effective December 1, 1984, of the Company. (3)

         10.17      Stock  Purchase  Agreement dated  September 30, 1996 between the Company and Exsorbet  Industries, Inc. (7)

         10.18      Stock Put Agreement dated September 30, 1996 between the
                      Company and Exsorbet Industries, Inc. (7)

         10.19      Shareholder Rights Agreement dated September 30, 1996
                      between the Company and Exsorbet  Industries, Inc. (7)

         10.20      Warrant  dated  September  30,  1996 for shares of common
                     stock issued to the Company by Exsorbet Industries, Inc.(7)

         10.21      Contingent  Warrant  Agreement  dated  September  30, 1996 for shares of common stock issued to the Company by Exsorbet Industries, Inc. (7)

         10.22      Option  Agreements  dated  September  30, 1996 for shares of
                      Exsorbet common stock issued to the Company by officers and directors of Exsorbet Industries, Inc. (7)

         10.23      Agreement dated September 30, 1996 with Exsorbet Industries,
                      Inc. related to options issued by officers and directors of Exsorbet Industries. (7)

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

        10.54    Revolving Credit Note dated February 10, 1998 between the
                   Company and NationsBank of Texas, N.A. in the amount of $10,000,000. (9)

        10.55    Pledge Agreement dated February 10, 1998 between the Company and NationsBank of Texas, N.A. (9)

        10.56    Continuing and Unconditional Guaranty dated February 10, 1998 between the Company and NationsBank of Texas, N.A. (9)

        10.57    Restructuring Agreement dated March 25, 1999 between the
                   Company and Consolidated Eco-Systems, Inc., and all of the wholly or partially owned subsidiaries of Consolidated Eco-Systems, Inc. (except for 7-7, Inc.). (9)

        10.58    Assignment and Security Agreement dated March 25, 1999 between the Company and Consolidated Eco-Systems, Inc. (9)

        10.59    Security Agreement dated March 25, 1999 between the Company and
                   Consolidated Eco-Systems, Inc. (9)

        10.60    Security Agreement dated March 25, 1999 between the Company and
                   Eco-Acquisition,  Inc. (9)

        10.61    Security Agreement dated March 25, 1999 between the Company and
                   Exsorbet Technical Services,  Inc. (9)

        10.62    Security Agreement dated March 25, 1999 between the Company and
                   KR Industrial Service of Alabama,  Inc. (9)

        10.63    Agreement of Plan of Merger dated August 31, 1999 between
                   FemPartners, Inc. and Syntera HealthCare Corporation. (11)

        10.64    Share Exchange Agreement dated August 31, 1999 between the
                   Company and David L. Berry, M.D. (11)

        10.65    Share Exchange Agreement dated August 31, 1999 between the
                   Company and Michael T. Breen, M.D. (11)

        10.66    Share Exchange Agreement dated August 31, 1999 between the
                   Company and Jonathan B. Buten, M.D. (11)

        10.67    Share Exchange Agreement dated August 31, 1999 between the
                   Company and Robert Casanova, M.D. (11)

        10.68    Share Exchange Agreement dated August 31, 1999 between the
                   Company and Antonio Cavazos, III, M.D. (11)

        10.69    Share Exchange Agreement dated August 31, 1999 between the
                   Company and Joe R. Childress, M.D. (11)

        10.70    Share Exchange Agreement dated August 31, 1999 between the
                   Company and Donald Columbus, M.D. (11)

        10.71    Share Exchange Agreement dated August 31, 1999 between the
                   Company and Devin Garza, M.D. (11)

        10.72    Share Exchange Agreement dated August 31, 1999 between the
                   Company and M. Reza Jafarnia, M.D. (11)

        10.73    Share Exchange Agreement dated August 31, 1999 between the
                   Company and Gary L. Jones, M.D. (11)

        10.74    Share Exchange Agreement dated August 31, 1999 between the
                   Company and Shelley Nielson, M.D. (11)

        10.75    Share Exchange Agreement dated August 31, 1999 between the
                   Company and Lawrence M. Slocki, M.D. (11)

        10.76    Loan Agreement dated June 16, 1999 between APS Consulting, Inc.
                   and APSC, Inc. (11)

        10.77    Promissory Note dated June 16, 1999 between APS Consulting,
                   Inc. and APSC, Inc. (11)

        10.78    Security Agreement dated June 16, 1999 between APS Consulting,
                   Inc. and APSC, Inc. (11)

        10.79    Subordination Agreement dated June 16, 1999 between the Company and APSC, Inc. (11)

        10.80    Convertible Promissory Note dated April 27, 1999 between the
                   Company and Uncommon Care, Inc. (11)

        10.81    Replacement Convertible Promissory Note dated September 30,
                   1999 between the Company and Uncommon Care, Inc. (11)

        10.82    Liquidity Promissory Note dated September 30, 1999 between the
                   Company and Uncommon Care, Inc. (11)

        10.83    Replacement Liquidity Note dated October 15, 1999 between the
                   Company and Uncommon Care, Inc. (11)

        10.84    Co-Sale Rights Agreement dated August 31, 1999 between the
                   Company and FemPartners, Inc. (11)

        10.85    Replacement Promissory Note dated August 31, 1999 between the
                   Company and FemPartners, Inc. (11)

        10.86    Guaranty Agreement dated August 31, 1999 between the Company and FemPartners, Inc.  (11)

         21.1     List of subsidiaries of the Company. (11)

         23.1        Independent Auditors Consent of KPMG LLP. (11)

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

(9) Filed as an Exhibit to the Annual Report on Form 10-K of the Company for the year ended December 31, 1998 and incorporated herein by reference.

(10) Filed as an Exhibit to the Current Report on Form 8-K of the Company dated September 22, 1999 and incorporated by reference herein.

(11)     Filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AMERICAN PHYSICIANS SERVICE GROUP, INC.


                                   By: /s/ Kenneth S. Shifrin
                                       -------------------------------
                                       Kenneth S. Shifrin, Chairman of the
                                         Board and Chief Executive Officer

                                   Date:  March 29, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Kenneth S. Shifrin

    ------------------------
     Kenneth S. Shifrin
     Chairman of the Board and
     Chief Executive Officer
     (Principal Executive Officer)

Date:    March 29, 2000



By: /s/ W. H. Hayes
    ----------------------
     W. H. Hayes
     Senior Vice President - Finance, Secretary
     and Chief Financial Officer
     (Principal Financial Officer)

Date:    March 29, 2000

By: /s/ Thomas R. Solimine

    -----------------------
     Thomas R. Solimine
     Controller

     (Principal Accounting Officer)

Date:    March 29, 2000



By: /s/ Robert L. Myer

    -----------------------
     Robert L. Myer, Director

Date:    March 29, 2000



By: /s/ William A. Searles

    -------------------------
     William A. Searles, Director

Date:    March 29, 2000



By: /s/ Brad A. Hummel

    ----------------------
     Brad A. Hummel, Director

Date:    March 29, 2000

                                   APPENDIX A

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

Independent Auditors' Report                                                A-2

Financial Statements

         Consolidated Statements of Operations for the years
         ended December 31, 1999, 1998, and 1997                            A-3

         Consolidated Balance Sheets at December 31, 1999
         and December 31, 1998                                              A-5

         Consolidated Statements of Cash Flows for the years
         ended December 31, 1999, 1998 and 1997                             A-7

         Consolidated Statements of Shareholders' Equity
         for the years ended December 31, 1999, 1998 and 1997               A-9

         Notes to Consolidated Financial Statements                         A-10

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Physicians Service Group, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                                             /s/ KPMG, LLP
                                                             -------------
         Austin, Texas
         March 28, 2000

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

                                                                                 Year Ended December 31,
                                                                     -------------------------------------------------
                                                                         1999              1998              1997
                                                                    ------------    ---------------     ------------
REVENUES:

  Financial services                                                    $10,835             $9,914           $5,726
  Insurance services (Note 2)                                             4,683              5,655            6,287
  Consulting                                                                768                ---              ---
  Real estate (Note 5)                                                      710                713              704
  Investments and other                                                   2,119                121              348
                                                                         ------             ------           ------
    Total revenues                                                       19,115             16,403           13,065
EXPENSES:

  Financial services                                                      9,764              9,039            5,299
  Insurance services                                                      4,558              4,129            3,819
  Consulting                                                                712                ---              ---
  Real estate                                                               548                527              503
  General and administrative (Note 18)                                    3,663              1,851            1,352
  Interest                                                                  254                 59               21
                                                                         ------              -----           ------
    Total expenses                                                       19,499             15,605           10,994
                                                                         ------             ------           ------
Operating income (loss)                                                    (384)               798            2,071
Equity in earnings of unconsolidated
  affiliates (Note 13)                                                    2,116              1,457            2,014


Gain on sale of portion of subsidiary                                       ---                ---            1,899
                                                                          -----             ------           ------
   Earnings from continuing operations before
     income taxes                                                         1,732              2,255            5,984

Income tax expense (Note 9)                                                 621                863            2,341
Minority interest                                                             5               (178)            (175)
                                                                          -----             ------           ------
Earnings from continuing operations                                       1,116              1,214            3,468
DISCONTINUED OPERATIONS: (Note 12)

  Profit/(loss) from discontinued  operations of income
  tax expense/(benefit) of $153, $171 and ($48) in 1999,
  1998 and 1997, respectively                                               297                331             (94)
Loss on disposal of computer software segment,
   net of income tax benefit of $431 in 1997                                ---                ---            (836)
                                                                         ------             ------           ------
Net gain / (loss) from discontinued operations                              297                331            (930)
                                                                         ------             ------           ------
    NET EARNINGS                                                         $1,413             $1,545           $2,538
                                                                         ======            =======           ======


See accompanying notes to consolidated financial statements

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.

(In thousands, except per share data)

                                                                                 Year Ended December 31,
                                                                     -------------------------------------------------
                                                                         1999              1998              1997
                                                                       --------          ---------    -------------
Earnings per common share: (Note 15)
Basic:
   Earnings from continuing operations                                    $0.36              $0.29           $0.84
   Discontinued operations                                                 0.09               0.08           (0.22)
                                                                          -----              -----           ------
      Net earnings                                                        $0.45              $0.37           $0.62
                                                                         ======              =====           =====
Diluted:
   Earnings from continuing operations                                    $0.35              $0.24           $0.81
   Discontinued operations                                                 0.09               0.07           (0.22)
                                                                         ------              -----           -----
      Net earnings                                                        $0.45              $0.31           $0.59
                                                                         ======              =====           =====
Basic weighted average shares outstanding                                 3,142              4,163           4,106
                                                                         ======              =====           =====
Diluted weighted average shares outstanding                               3,168              4,692           4,241
                                                                         ======              =====           =====


See accompanying notes to consolidated financial statements

           AMERICAN PHYSICIANS SERVICE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

(In thousands except share data)
                                                        December 31,
                                              ----------------------------------
                                                   1999                  1998
                                               -----------            ----------
ASSETS
Current Assets:

  Cash and cash investments                     $2,275                   $3,214
  Cash - restricted (Note 16)                      376                       --
  Trading account securities                       635                      641
  Management fees and other
   receivables     (Note 2)                      1,344                      968
  Notes receivable, net - current (Note 3)         270                      196
  Deposit with clearing broker                   1,042                    1,036
  Receivable from clearing broker                  147                      106
  Prepaid expenses and other                       279                      339
  Income taxes receivable                          200                       --
  Deferred income tax asset (Note 9)               633                    1,279
                                                ------                   ------
     Total current assets                        7,201                    7,779
Notes receivable, net - less current
  portion (Note 3)                               4,937                    4,287
Property and equipment (Note 5)                  1,820                    1,653
Investment in affiliate (Note 13)               12,096                   13,089
Other investments (Note 17)                      6,078                    6,052
Goodwill (Note 18)                                 573                       --
Other assets                                       219                      266
                                                ------                  -------

     Total Assets                              $32,924                  $33,126
                                               =======                  =======

See accompanying notes to consolidated financial statements

            AMERICAN PHYSICIANS SERVICE GROUP, INC. AND SUBSIDIARIES

(In thousands, except share data)
                                                         December 31,

                                                --------------------------------
                                                     1999                  1998
                                                --------------       -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable - trade                          $1,242                $910
   Payable to clearing broker                           624                 593
   Notes payable - short term (Note 7)                   12                  --
   Income taxes payable                                  --                 292
   Accrued incentive compensation                       818                 823
   Accrued expenses and other
    liabilities (Note 6)                              2,923               3,379
                                                      -----               -----
       Total current liabilities                      5,619               5,997
   Net deferred income tax liability
      (Note 9)                                        2,730               2,474
   Notes payable - long term (Note 7)                 3,298                  --
                                                      -----               ------
       Total liabilities                             11,647               8,471

Minority interest                                        48                  53

Shareholders' Equity:
   Preferred stock, $1.00 par value, 1,000,000
     shares authorized                                   --                  --
   Common stock, $0.10 par value, 20,000,000;
     issued 2,745,233 at 12/31/99 and
     4,160,083 at 12/31/98                              278                 416
   Additional paid-in capital                         5,549               5,481
   Retained earnings                                 15,402              18,705
                                                     ------              ------
       Total shareholders' equity                    21,229              24,602
Commitments and contingencies
   (Notes 5, 7, 8, 10, 11, 12,16)
       Total Liabilities and Shareholders'
       Equity                                       $32,924             $33,126
                                                    =======             =======

See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)


                                                                                    Year Ended December 31,
                                                                          ------------------------------------------
                                                                           1999              1998               1997
                                                                           ----              ----               ----
Cash flows from operating activities:

  Cash received from customers                                          $17,205            $16,017            $13,080
  Cash paid to suppliers and employees                                  (16,770)           (14,390)            (9,247)
  Change in trading account securities                                        6                (86)               250
  Change in receivable from clearing broker                                  16               (447)              (177)
  Interest paid                                                            (254)               (59)               (21)
  Income taxes paid                                                        (385)              (439)              (772)
  Interest and other investment proceeds                                    484                234                219
                                                                        --------          ---------          ---------
      Net cash provided by operating activities                             302                830              3,332

Cash flows from investing activities:

  Proceeds from the sale of property and equipment                          ---                 13                 55
  Payments for purchase property and equipment                             (413)              (206)              (312)
  Net change in marketable securities                                      (100)               ---                  5
  Proceeds from equity owners investment                                    ---                259                ---
  Investment in preferred stock                                             ---             (2,073)            (5,292)
  Proceeds from sale of insurance exchange                                  ---                ---              1,000
  Proceeds from sale of 20% of Insurance Serv                               ---                ---              2,000
  Proceeds received in acquisition                                           75                ---                ---
  Proceeds from prior year disposition                                       40                ---                ---
  Funds loaned to others                                                 (4,992)            (3,020)              (834)
  Collection of notes receivable                                          1,488              2,085                109
  Discontinued Operations                                                  (578)               502                ---
  Other                                                                     (59)               ---                (82)
                                                                        --------          ---------          ---------
    Net cash used in by investing activities                             (4,539)            (2,440)            (3,351)

Cash flows from financing activities:

  Repayment of long term obligations                                        ---                ---               (542)
  Proceeds from long-term obligations                                     3,825                  8                ---
  Payment of long-term debt                                                (577)               ---                ---
  Funds held for others                                                     376                ---                ---
  Purchase/retire treasury stock                                            (25)              (147)              (337)
  Exercise of stock options                                                  75                 75                316
  Distribution to minority interest                                         ---               (300)               ---
                                                                        --------          ---------          ---------
    Net cash (used in)/ provided by financing activities                  3,674               (364)              (563)
                                                                        --------          ---------          ---------
Net change in cash and cash equivalents                                   ($563)           ($1,974)             ($582)
                                                                        --------          ---------          ---------
Cash and cash equivalents at beginning of period                          3,214              5,188              5,770
                                                                        --------          ---------          ---------
Cash and cash equivalents at end of period, including
    restricted cash                                                      $2,651             $3,214             $5,188
                                                                        ========          =========          =========


See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.

(In thousands)

                                                                                    Year Ended December 31,
                                                                          -----------------------------------------
                                                                          1999              1998               1997
                                                                          ----              ----               ----
Reconciliation of net earnings to net cash from operating activities:

Net earnings                                                             $1,413           $1,545             $2,538
Adjustments to reconcile net earnings to net cash from
   operating activities:
Depreciation and amortization                                               733              618                436
(Earnings)/loss from discontinued operations                               (450)            (502)               200
Loss on disposal of discontinued operations                                 ---              ---              1,209
Minority interest in consolidated earnings/(loss)                            (5)             178                175
Undistributed earnings of affiliate                                      (2,116)          (1,457)           (2,014)
Provision for bad debts                                                   2,023              361                ---
Gain on exchange of stock                                                (1,635)             ---                ---
Stock warrants received                                                     (45)             ---                ---
Gain on sale of fixed assets                                                 ---              (1)               ---
Gain on sale or disposition of assets                                        ---             ---            (2,032)
(Gain) loss on sale of securities                                            ---             ---                 41
Change in federal income tax payable                                       (492)              66                876
Provision for deferred taxes                                                826              373                 56
Change in trading securities                                                  6              (86)               250
Change in receivable from clearing broker                                    16             (447)               177
Change in management fees & other receivables                               209             (153)              (26)
Change in prepaids & other current assets                                    96              169              (191)
Change in long term assets                                                  ---               52                ---
Change in trade payables                                                    202                9                 90
Change in accrued expenses & other liabilities                             (479)             105              1,547
                                                                          ------           -----              -----

   Net cash from operating activities                                      $302             $830             $3,332
                                                                           =====           =====             ======


Summary of non-cash transactions:

  During  1999,  the  Company   acquired  100%  of  the  outstanding   stock  of
   Eco-Systems, Inc. in a non-cash foreclosure transaction. The acquired assets and liabilities were as follows:

               Current assets increased by                          $ 588,000
               Non-current assets increased by                        149,000
               Goodwill increased by                                  573,000
               Current liabilities increased by                       239,000
               Non-current liabilities increased by                   120,000


  During 1999, non-qualified employee stock options were exercised which resulted in a reduction of income tax payable and a corresponding addition to paid-in-capital of $20.

  During 1998, non-qualified employee stock options were exercised which resulted in a reduction of income tax payable and a corresponding addition to paid-in-capital of $25.

  During 1997, non-qualified employee stock options were exercised which resulted in a reduction of income tax payable and a corresponding addition to paid-in-capital of $194.

See  accompanying  notes to  consolidated  financial statements

            AMERICAN PHYSICIANS SERVICE GROUP, INC., AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              For the years ended December 31, 1999, 1998 and 1997


(In thousands, except share data)

                                                                 Additional      Unrealized                      Total
                                            Common Stock           Paid-In        Holding        Retained    Shareholders'
                                         Shares       Amount       Capital         Gains         Earnings       Equity
                                      ------------- ----------- -------------- --------------- ------------- --------------
                                      ------------- ----------- -------------- --------------- ------------- --------------
Balance January 1, 1997                  4,049,195        $405          5,366             (11)       14,622         20,382
Net earnings                                    --          --             --              --         2,538          2,538
Unrealized loss on securities
 available for sale, net of tax                 --          --             --              11            --             11
Shares issued (Note 11)                    164,666          16            300              --            --            316
Shares repurchased & cancelled             (53,000)         (5)          (332)             --            --          ( 337)
Income tax benefit of non-qualified
 option exercises                               --          --            194              --            --            194
                                      ------------- ----------- -------------- --------------- ------------- --------------
Balance December 31, 1997                4,160,861         416          5,528              --        17,160         23,104
Net earnings                                    --          --             --              --         1,545          1,545
Shares issued (Note 11)                     25,833           3             72              --            --             75
Shares repurchased & cancelled             (26,611)         (3)          (144)             --            --           (147)
Income tax benefit of non-qualified
 option exercises                               --          --             25              --            --             25
                                      ------------- ----------- -------------- --------------- ------------- --------------
Balance December 31, 1998                4,160,083         416          5,481              --        18,705         24,602
Net earnings                                    --          --             --              --         1,413          1,413
Shares issued (Note 11)                     32,950           3             72              --            --             75
Shares repurchased & cancelled          (1,447,800)       (141)           (24)             --        (4,716)        (4,881)
Income tax benefit of non-qualified
 option exercises                               --          --             20              --            --             20
                                      ------------- ----------- -------------- --------------- ------------- --------------
Balance December 31, 1999                2,745,233        $278          5,549              --        15,402         21,229
                                      =====================================================================================


See accompanying notes to consolidated financial statements.

            AMERICAN PHYSICIANS SERVICE GROUP, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997


(1)      Summary of Significant Accounting Policies

(a)      General

         American Physicians Service Group, Inc. through its subsidiaries, provides financial services that include brokerage and asset management services to individuals and institutions, and insurance services that consist of management services for malpractice insurance companies. The financial services business has clients nationally. Insurance management is a service provided primarily in Texas, but is available to clients nationally. American Physicians Service Group, Inc. also owns space in the office building which serves as its headquarters. Through its real estate subsidiary it leases space that is surplus to its needs. During the three years presented in the financial statements, financial services generated 57% of total revenues and insurance services generated 24%.

         American Physicians Services Group, Inc. has one affiliate; Prime Medical Services, Inc., of which it owns approximately 14%. Prime Medical is the country's largest provider of lithotripsy (non-invasive kidney stone fracturing) services. The Company also has a preferred stock investment in a company which develops and operates Alzheimer's care facilities.

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

(c)      Principles of Consolidation

         The consolidated financial statements include the accounts of American Physicians Service Group, Inc. and of subsidiary companies more than 50% owned ("Company"). Investments in affiliated companies and other entities in which the Company's investment is less than 50% of the common shares outstanding and where the Company exerts significant influence are accounted for by the equity method. Investments in other entities in which the Company's investment is less than 20% is accounted for by the cost method.

         All significant intercompany transactions and balances have been eliminated from the accompanying consolidated financial statements.

           AMERICAN PHYSICIANS SERVICE GROUP, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

         Summary of Significant Accounting Policies, continued

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

         Consulting revenues related to environmental engineering/consulting is recognized monthly based upon billable hours.

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

           AMERICAN PHYSICIANS SERVICE GROUP, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

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

         (h)      Goodwill

         Goodwill represents the excess of consideration paid over the net assets acquired in purchase business combinations. It is amortized using the straight-line method over a period of ten years.

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

           AMERICAN PHYSICIANS SERVICE GROUP, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

(1)      Summary of Significant Accounting Policies, continued

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

         (n)      Reclassification

         Certain reclassifications have been made to amounts presented in previous years to be consistent with the 1999 presentation.

         (o)      Other Comprehensive Income

         For the three years ended December 31, 1999, the Company did not have any significant other comprehensive income.

           AMERICAN PHYSICIANS SERVICE GROUP, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997


(2)      Management Fees and Other Receivables

         Management fees and other receivables consist of the following:

                                                              December 31,
                                                        1999               1998
                                                    --------            -------
         Management fees receivable                 $304,000            501,000
         Trade accounts receivable                   778,000            173,000
         Less:  allowance for doubtful
                accounts                             (20,000)            (8,000)
         Accrued interest receivable                 162,000             21,000
         Other receivables                           120,000            281,000
                                                     -------            -------
                                                  $1,344,000            968,000
                                                  ==========            =======


         The Company earns management fees by providing management services to American Physicians Insurance Exchange ("APIE") under the direction of APIE's Board of Directors. Subject to the direction of this Board, FMI sells and issues policies, investigates, settles and defends claims, and otherwise manages APIE's affairs. The Company has previously managed other insurance companies.

         The Company earned management fees and other related income of $4,683,000, $5,655,000 and $6,287,000 and received expense reimbursements of $1,454,000, $1,420,000 and $664,000 for the years ended December 31, 1999, 1998 and 1997, respectively, related to these agreements.

           AMERICAN PHYSICIANS SERVICE GROUP, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

(3)      Notes Receivable

         Notes receivable consist of the following:


                                                                                                            December 31,

                                                                                                        1999            1998
                                                                                                        ----            ----
Reagan Publishing Company

This  unsecured  note had an original  rate of 7% and a maturity of December 31,
1997.  The  borrower  defaulted in 1998 and the Company  litigated.  The Company
collected $41,000 as payment in full during 1999.                                                        --         $156,000
Consolidated Eco-Systems, Inc.

This note  originated  on  November  26, 1996 in the amount of  $3,300,000.  The
Company   declared  the  note  in  default  in  1998  and  negotiated   multiple
restructuring agreements thereafter. In 1999, the Company foreclosed 100% of the assets of Eco-Systems (See note 18).

                                                                                                         --        3,709,000
Uncommon Care, Inc.

Revolving Line of Credit: This note is unsecured with a maximum of $1,250,000.  The note is interest only at 12%, payable semi-annually.  The note matures April 30, 2000, but may be
extended until November 30, 2001.  Maturity may be accelerated if the borrower obtains specific     730,000              --
levels of equity financing. The borrower may at that time pay off the loan in full or convert it into non-voting preferred stock of the borrower.

Revolving Line of Credit:  This note is secured by substantially all of the assets of
Uncommon Care and is subordinated to bank loans for various real estate purchases.  The
maximum allowed on this note is $2,400,000. This note is interest only at 10%, payable            2,141,000         745,000
quarterly.  Any outstanding principal is due June 30, 2005.

FemPartners, Inc. (Formerly Syntera HealthCare Corporation)

Upon  the  merger  of  Syntera  HealthCare  Corporation  with  FemPartners,  APS restructured  the line of credit,  which now bears interest at 8%.  Payments are interest only,  paid quarterly  through  November 30, 2001.  Quarterly  combined principal  and interest  payments  begin  December 1, 2001 and continue  through
September  1, 2004,  at which  time the total  outstanding  balance is due.  The maturity date of this note can be accelerated if FemPartners conducts an initial public  offering or other public sale of its common stock.  If such occurs,  the note shall mature and become due and payable the latter of September 1, 2002 or the
5th business day after the date of such initial public offering or other public sale.             2,193,000          580,000

Employees

Three employees have loans from the Company as employment inducements, totaling $200,000.
The notes are non-interest bearing and are being forgiven and amortized monthly over three to four year periods.  The notes are due and payable should the employees terminate employment.
A fourth employee note in the amount of $50,000 was issued in December 1999 and paid in full on March 2, 2000. In addition, loans totaling $86,000 were granted to a key employee for advanced education fees. $20,000 is due June 30, 2000 while an additional $32,850 payment is due at June 30, 2003 and 2004, respectively.The latter two notes are forgivable in the amount
of approximately $14,000 on each December 31st that the employee is employed by the Company        336,000          437,000
beginning in 2000 and continuing through 2004.                                                     -------          -------


                                                                                                 5,400,000        5,627,000
Less allowance for doubtful accounts                                                              (193,000)      (1,144,000)
                                                                                                 ---------       ----------
                                                                                                 5,207,000        4,483,000
Less current portion                                                                               270,000          196,000
                                                                                                 ---------       ----------
Long term portion                                                                               $4,937,000       $4,287,000
                                                                                                ==========       ==========


                                      A-15

           AMERICAN PHYSICIANS SERVICE GROUP, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

(3)      Notes Receivable, continued

         Various officers and directors of the Company participated in the $2,400,000 line of credit to Uncommon Care. For financial purposes this participation has been treated as the sale of a financial asset. In the aggregate these officers and directors contributed approximately $259,000 to fund a 10.8% interest in the loan. They participated in the earnings from the loan on a pro-rata basis.

         On October 31, 1996, the Company invested $3,300,000 in common stock of Exsorbet Industries, Inc. ("Exsorbet") (NASDAQ:EXSO) with a put option. Exsorbet was a diversified environmental and technical services company. On November 26, 1996, the Company exercised its put in exchange for a note receivable from Exsorbet. The note was secured by the shares that were subject to the put option plus all the stock and substantially all of the assets of a wholly owned subsidiary of Exsorbet. Subsequently, Exsorbet became known as Consolidated Eco-Systems, Inc. ("Con-Eco").

         On June 17, 1998 the Company filed suit against Con-Eco, and its directors and officers alleging breach of contract, negligent misrepresentation and conspiracy. In February, 1999 the Company settled this litigation with the directors and officers of Con-Eco. The Company recovered $950,000 for the full release of all claims against the directors of Con-Eco.

         In April, 1999, the Company's wholly owned subsidiary, APS Consulting ("APS Consulting"), acquired the business of Eco-Systems, Inc. ("Eco-Systems"), a subsidiary of Con-Eco, in connection with a debt restructuring agreement with Con-Eco. Under the terms of the restructuring agreement, Con-Eco had the right to purchase back the business of Eco-Systems for a nominal amount upon the occurrence of certain conditions. Accordingly, the Company did not initially consolidate the operations of APS Consulting. In addition, the Company dismissed its lawsuit against Con-Eco, but retained the right to reinstitute the litigation at a later date.

         Subsequently, the Company concluded that it was not probable that Con-Eco would exercise its option to reacquire the stock and, effective September 1, 1999, the Company began consolidating APS Consulting. The acquisition was recorded using the purchase method of accounting. In addition, the Company wrote off the remaining balance of the note due from Con-Eco. During the year ended December 31, 1999 the Company wrote off to bad debt expense a total of $1,293,000 bringing the total written off since inception to $1,685,000.

           AMERICAN PHYSICIANS SERVICE GROUP, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

(3)      Notes Receivable, continued

         At December 31, 1998, the Company's note receivable from Consolidated Eco-Systems, Inc. was in excess of 10% of stockholder's equity and represented a concentration of credit risk. No interest income had been recognized by the Company as of December 31, 1998.

         Following a renegotiation of the debt in November 1997, Con-Eco defaulted on the note. Con-Eco's stock was delisted during 1998 as the Company considered the loan to be impaired. A portion of the note receivable was written off in 1999 prior to the acquisition of Eco-Systems (See Note 18) and has been recorded as follows:

                                                              December 31,

                                                     1999                  1998
                                                     ----                  ----

Recorded loan amount                                $ --             $3,709,000

Less allowance for impairment                         --                880,000
                                                    -----            ----------

                                                    $ --             $2,829,000
                                                   ======            ==========



         A reconciliation of the allowance for impairment of the Company's notes receivable follows:

                                                         Year Ended December 31,

                                                         1999              1998
                                                         ----              ----

Balance at the beginning of the period              $1,144,000       $  653,000

Amounts charged off                                 (1,144,000)        (100,000)

Additional provision                                   193,000          591,000
                                                    ----------       ----------

Balance at the end of period                         $ 193,000       $1,144,000
                                                      =========      ==========

           AMERICAN PHYSICIANS SERVICE GROUP, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

(4)      FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statements of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" (Statement 107), requires that the Company disclose estimated fair values for its financial instruments as of December 31, 1999 and 1998.

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

           AMERICAN PHYSICIANS SERVICE GROUP, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

(4)      Fair Value of Financial Instruments, continued

         OTHER INVESTMENTS

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

(5)      PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                                December 31,
                                                       -------------------------
                                                         1999              1998
                                                       ---------        --------
         Office condominium                            $1,574,000      1,796,000
         Furniture and equipment                        2,582,000      3,173,000
                                                        ---------      ---------
                                                        4,156,000      4,969,000
         Accumulated depreciation and amortization      2,336,000      3,316,000
                                                        ---------      ---------
                                                        1,820,000      1,653,000
                                                        =========      =========

           AMERICAN PHYSICIANS SERVICE GROUP, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

(5)      Property and Equipment, continued

         The Company owns approximately 53,000 square feet in the condominium building in which its principal offices are located. The Company, its subsidiaries and affiliate occupy approximately 31,000 square feet and the remainder is leased to third parties. Rental income received from third parties during the years ended December 31, 1999, 1998 and 1997 totaled approximately $255,000, $355,000 and $385,000 respectively. Future minimum lease payments to be received under the terms of the office condominium leases are as follows: 2000 - $369,000; 2001 - $327,000; 2002 - $238,000; 2003 - $153,000; and 2004 - $78,000.

(6)      Accrued Expenses and Other Liabilities

         Accrued expenses and other liabilities consists of the following:

                                                     1999                  1998
                                                ---------            ----------

        APS Systems disposition costs
         (discontinued operations)
                                                  $10,000            $1,026,000
        Taxes payable - other                     160,000               115,000
        Deferred income                           528,000               740,000
        Contractual/legal claims                1,409,000             1,202,000
        Vacation payable                          116,000               134,000
        Funds held for others                     402,000                20,000
        Other                                     298,000               142,000
                                                  -------               -------
                                               $2,923,000            $3,379,000
                                               ==========             =========


(7)      Notes Payable

         The Company has a $7,500,000 line of credit with Bank of America, N. A. The Company has pledged shares of Prime Medical to the bank as funds are advanced under the line. Funds advanced under the agreement were $3,275,000 at December 31, 1999. Funds advanced under the agreement will bear interest at the prime rate less 1/4 %. The unused portion of the line carries a 1/4 % commitment fee. All interest is to be paid quarterly. Any outstanding principal is to be paid at maturity in February 2001.

         In order to receive advances under the line, the Company must maintain certain levels of liquidity and net worth. In addition, the market value of the collateral must exceed a certain multiple of the funds advanced under the line and there must be no occurrence which would have a material adverse effect on the Company's ability to meet its obligations to the bank. As of December 31, 1999, the Company is in Compliance with all covenants of its loan agreements.

           AMERICAN PHYSICIANS SERVICE GROUP, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

(8)      Commitments and Contingencies

         In connection with the development of Syntera HealthCare Corporation, the Company entered into Share Exchange Agreements ("Agreements") with the physician shareholders of Syntera. The Agreements provide that the Syntera shareholders may, at their option, exchange their shares for a fixed dollar amount of the Company's common stock in the event that the Syntera shares are not publicly traded by certain dates.The Company has the option of purchasing any or all of the shares at the weighted average dollar amount of $5.26 per share rather than exchanging for its common stock. As a result of Syntera's merger with FemPartners, Inc. in 1999, the Syntera shares were converted to FemPartners shares, with such shares retaining all of the conversion features. These shares begin to become eligible to exchange in the first quarter of 2000 and continue to become eligible into the first quarter of 2002. Should all eligible FemPartners shares (248,000) be presented for exchange and the Company elected to purchase the shares for cash, the amount would be approximately $3,900,000. If the Company elected to issue its common shares, the quantity would be determined by the market price of its shares at the time of the exchange. For example, at the closing price at December 31, 1999 ($3.688) approximately 1,100,000 shares would be issued in the exchange. Since it is unknown how many, if any, of the shares will be presented for exchange or what the value of privately-held FemPartners shares will be in the future, the Company has made no provision related to potential exchanges in its financial statements. The Company will record the effect, if any, of share exchanges in the quarter in which it is notified by FemPartners shareholders of their intent to exchange.

         The Company has extended three lines of credit to Uncommon Care, Inc. The first is to a maximum amount of $2,400,000. The note is interest only at 10%, payable quarterly. The note matures June 30, 2005, at which time all principal and accrued but unpaid interest are due. The second is to a maximum of $1,250,000 with interest at 12%, payable semi-annually. The note matures April 30, 2000, but may be extended until November 30, 2001. The maturity may be accelerated by Uncommon Care securing certain equity capital. The third is to a maximum of $1,200,000 with interest at 10%, payable semi-annually. The note matures the earlier of September 30, 2001, or upon Uncommon Care securing certain equity capital. Advances under the lines are subject to Uncommon Care meeting certain qualifications at the date of each advance request.

           AMERICAN PHYSICIANS SERVICE GROUP, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

(8)      Commitments and Contingencies, continued

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

         The Company had guaranteed a loan in the amount of $85,000 for one of its directors at December 31, 1999. The guarantee was collateralized by securities the Company believed sufficient to cover its potential liability. The loan was paid in full and the Company was released from its guarantee on March 5, 2000.

         Rent expense under all operating leases for the years ended December 31, 1999, 1998 and 1997 was $84,000, $44,000 and $89,000 respectively.
         Future minimum payments for leases which extend for more than one year were $334,000 at December 31, 1999.

         The Company is involved in various claims and legal actions that have arisen in the ordinary course of business. Management believes that any liabilities arising from these actions will not have a significant adverse effect on the financial condition of the Company.

(9)      Income Taxes

         Income tax expense (benefit) consists of the following:

                                                 Year Ended December 31,
                                            -----------------------------------
                                               1999          1998         1997
                                               ----          ----         ----
         Continuing Operations
         Federal

           Current                         $(245,000)     $332,000   $1,394,000
           Deferred                          826,000       399,000      777,000
         State                                40,000       132,000      170,000
         Discontinued Operations             153,000       171,000     (479,000)
                                             -------       -------    ---------
                                            $774,000    $1,034,000   $1,862,000
                                            ========     =========   ==========


A reconciliation of expected income tax expense (computed by applying the United States statutory income tax rate of 34% to earnings before income taxes) to total tax expense in the accompanying consolidated statements of earnings follows:

            AMERICAN PHYSICIANS SERVICE GROUP, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997


(9)      Income Taxes, continued

                                                   Year Ended December 31,
                                          --------------------------------------
                                            1999         1998             1997
                                            ----         ----             ----
         Expected federal income tax
            expense
                                          $744,000     $877,000       $1,556,000
         State taxes                        40,000      132,000          170,000
         Other, net                        (10,000)      25,000          136,000
                                            ------     --------        ---------
                                          $774,000   $1,034,000       $1,862,000
                                          ========   ==========       ==========

         The tax effect of temporary differences that gives rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:

                                                      Year Ended December 31,
                                               ---------------------------------

                                                      1999                1998
                                                      ----                ----
        Deferred tax assets:
        Net operating loss carryforwards          $172,000            $186,000
        Accrued expenses                           537,000             774,000
        Accounts receivable, principally due
          to allowance for doubtful accounts        96,000              94,000
        Deferred income                            (26,000)             378,000
        Market value allowance                       2,000              17,000
        Other                                       56,000              48,000
                                                    ------              ------
        Total gross deferred tax assets            837,000           1,497,000
        Less valuation allowance                  (172,000)           (186,000)
                                                 ---------           ---------
        Net deferred tax assets                    665,000           1,311,000
                                                   -------           ---------
        Deferred tax liabilities:
        Investment in Prime Medical Services,
         Inc. due to use of equity method for
         financial reporting
                                                (2,730,000)         (2,474,000)
        Capitalized expenses, principally
         due to deductibility for tax
         purposes                                  (32,000)            (32,000)
                                                  --------            --------
        Total gross deferred tax liabilities    (2,762,000)         (2,506,000)
                                                ----------         -----------
        Net deferred tax liability             $(2,097,000)        $(1,195,000)
                                               ============        ============

           AMERICAN PHYSICIANS SERVICE GROUP, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

(9)      Income Taxes, continued

         The net change in the total valuation allowance for the years ended December 31, 1999 and 1998 was a decrease of $14,000 and $2,000, respectively. The Company believes that the valuation allowance at December 31, 1999 is necessary due to uncertainties regarding the use of the net operating loss carryforwards from separate return years of a subsidiary acquired in 1997.

         At December 31, 1999, net operating loss carryforwards available to reduce future taxable income amounted to approximately $505,000 and expire in 2011 and 2012.

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realiza-tion of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary defferences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upin the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, manage-ment believes it is more likely than not that the Company will realize the benefits of these deductible differences net of existing valuation allowances at December 31, 1999 and 1998.

(10)     Employee Benefit Plans

         The Company has an employee benefit plan qualifying under Section 401(k) of the Internal Revenue Code for all eligible employees. Employees become eligible upon meeting certain service and age requirements. Employees may defer up to 15% (not to exceed $10,000 in
         1999) of their annual compensation under the plan. The Company, at its discretion, may contribute up to 200% of the employees' deferred amount. For the years ended December 31, 1999, 1998 and 1997, contributions by the Company aggregated, $121,000, $126,000 and $92,000, respectively.

(11)     Stock Options

         The Company has adopted, with shareholder approval, the "1995 Non-Employee Directors Stock Option Plan" ("Directors Plan") and the "1995 Incentive and Non-Qualified Stock Option Plan" ("Incentive Plan"). The Directors Plan provides for the issuance of up to 200,000 shares of common stock to non-employee directors who serve on the Compensation Committee. The Directors Plan is inactive and it is assumed the remaining 50,000 shares will not be granted. The Incentive Plan, as amended with shareholder approval in 1998, provides for the issuance of up to 1,200,000 share of common stock to directors and key employees.

           AMERICAN PHYSICIANS SERVICE GROUP, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

(11)     Stock Options, continued

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

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"), but applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plans. No cost from stock-based compensation awards was recognized in 1999, 1998 or 1997. If the Company had elected to recognize compensation cost of options granted based on the fair value at the grant dates, consistent with Statement 123, net income and earnings per share would have changed to the pro forma amounts indicated below:

                                                                        Year Ended December 31,
                                                          ----------------------------------------------------
                                                               1999              1998              1997
                                                               ----              ----              ----
         Pro forma net income                                $859,000           $810,000       $1,989,000
         Pro forma earnings per share - basic                    0.27               0.19             0.48
                                        - diluted                0.27               0.16             0.46


         The fair value of the options used to compute the pro forma amounts is estimated using the Black Scholes option-pricing model with the following assumptions:

                                          1999          1998          1997
                                          ----          ----          ----
            Risk-free interest rate       5.60%         5.21%         6.16%
            Expected holding period       3.90 years    3.90 years    3.90 years
            Expected volatility           .689           .401         .480
            Expected dividend yield         -0-            -0-          -0-


         Presented below is a summary of the stock options held by the Company's employees and directors and the related transactions for the years ended December 31, 1999, 1998 and 1997. Remaining options outstanding from the Company's previous 1983 plans are included.

           AMERICAN PHYSICIANS SERVICE GROUP, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997



(11)     Stock Options, continued

                                                            Year Ended December 31,
                                --------------------------------------------------------------------------------
                                          1999                       1998                     1997
                                ------------------------   ------------------------     ------------------------

                                                Weighted                   Weighted                  Weighted
                                                 Average                    Average                   Average
                                                Exercise                   Exercise                  Exercise
                                   Shares         Price        Shares        Price       Shares        Price
                                   ------         -----        ------        -----       ------        -----
   Balance at January 1            1,345,000       6.36      774,000        $6.60       651,000        $5.64
   Options granted                   215,000       4.01      597,000         5.92       293,000         9.32
   Options exercised                  33,000       2.28       26,000         2.90       165,000         1.92
   Options forfeited/expired         245,000       6.30           --           --         5,000         7.13
   Balance at December 31          1,282,000       6.09    1,345,000         6.36       774,000         6.60
                                   =========       ====    =========         ====       =======         ====
   Options exercisable               668,000       6.72      460,000        $6.44       244,000        $5.84
                                     =======       ====      =======        =====       =======        =====



         The weighted average fair value of Company stock options, calculated using the Black Scholes option pricing model, granted during the years ended December 31, 1999, 1998 and 1997 is $2.23, $2.33 and $2.68 per
         option, respectively.

         The following table summarizes the Company's options outstanding and exercisable options at December 31, 1999:

                                             Stock Options                      Stock Options Exercisable
                                              Outstanding
                              --------------------------------------------      ----------------------------
                                               Average        Weighted                          Weighted
                                              Remaining        Average                           Average
              Range of                       Contractual      Exercise                          Exercise
          Exercise Prices         Shares         Life           Price                Shares       Price
                                 ---------    ---------        ------                -------     ------
        $3.25 to $5.00             487,000    3.7 years        $ 3.93                170,000     $ 3.76
        $5.01 to $7.75             617,000    2.8 years        $ 6.71                322,000     $ 6.57
        $7.76 to $10.50            178,000    1.5 years        $ 9.85                176,000     $ 9.87
                                   -------    ---------        ------                -------     ------
        Total                    1,282,000                                           668,000
                                 =========                                           =======


(12)     Discontinued Operations

         The Company, through its wholly owned subsidiary, APS Systems, Inc. ("APS Systems"), had previously developed software and marketed it to medical clinics and medical schools. This business segment became unprofitable in 1996. A joint venture with a software developer was formed in 1996 with a plan to develop new products, but was discontinued in 1997 when it was determined that the high cost of developing competitive products precluded an adequate return on investment. Subsequently, the Company ceased marketing the software and reduced the scope of APS Systems' operations to a level adequate to service

           AMERICAN PHYSICIANS SERVICE GROUP, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

(12)     Discontinued Operations, continued

         existing clients through the terms of their contracts. The Company originally assumed that all clients would have migrated to other software products by the end of 1999 and reflected the expected financial impact of discontinuing this segment on that date in the 1997 financial statements. The measurement date for determining expected losses from the disposal was May 15, 1997. Support for all clients was terminated as of December 31, 1999 including two clients whose original support contracts extended beyond 1999. These clients have successfully migrated to other software platforms and have signed documents releasing the Company of any support obligations beyond December 31, 1999.

         Net assets/(liabilities) of the discontinued computer systems and software segment as of December 31, 1999 consisted of the following:

                  Cash and cash investments                             $31,000
                  Trade accounts receivable                               9,000
                  Intercompany receivables                                1,000
                  Accrued expenses                                      (16,000)
                                                                        -------
                  Net assets                                            $25,000
                                                                        =======


         Summary operating data for the year ended December 31, 1999 is as follows:

                  Total revenue                                        $266,000
                  Cost of sales                                         (12,000)
                  Other operating expenses                             (296,000)
                  Reversal of allowance                                 492,000
                  Income taxes                                         (153,000)
                                                                       --------
                  Net income                                           $297,000
                                                                       ========

(13)     Investment in Affiliate

         On October 12, 1989, the Company purchased 3,540,000 shares (42%) of the common stock of Prime Medical Services, Inc. ("Prime Medical").
         Members of the Company's Board currently serve as two of the seven directors of Prime Medical, and Mr. Hummel, executive vice president and chief operating officer of Prime Medical, is a member of the Company's Board of Directors. Prime Medical provides non-medical management services to lithotripsy centers. In conjunction with the acquisition of additional lithotripsy operations in June 1992, October 1993, and May 1996, the outstanding shares of Prime Medical increased. These increases, the sale of Prime Medical shares owned by the Company under an option agreement, the repurchase by Prime Medical of its own shares, and the exchange of Prime Medical shares for common stock of the Company, in the

           AMERICAN PHYSICIANS SERVICE GROUP, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

(13)     Investment in Affiliate, continued

         aggregate, have reduced the Company's ownership to 14% of the outstanding common stock of Prime Medical. The Company's investment in Prime Medical is accounted for using the equity method. The 2,344,000 shares of Prime Medical common stock held by the Company had an approximate market value of $21,387,000 (carrying amount of $12,096,000) at December 31, 1999 based on the market closing price of $9.125 per share.

         At December 31, 1999 and 1998, the Company's retained earnings included undistributed earnings, net of deferred tax, of Prime Medical totaling $7,058,000 and $5,583,000, respectively.

         The condensed balance sheet and statement of operations for Prime Medical follows:

              Condensed balance sheet at December 31, 1999 and 1998
              -----------------------------------------------------
                                                    1999                 1998
                                                    ----                 ----
              Current assets                   $58,012,000           70,006,000
              Long-term assets                 188,815,000          171,320,000
                                               -----------          -----------
              Total assets                     246,827,000          241,326,000
                                               ===========          ===========
              Current liabilities              $20,493,000           28,465,000
              Long-term liabilities            129,651,000          123,111,000
              Shareholders' equity              96,683,000           89,750,000
                                               ----------            ----------
              Total liabilities and equity    $246,827,000          241,326,000
                                              ============          ===========

              Condensed statement of operations for the years
              -----------------------------------------------
              ended December 31, 1999 and 1998
              --------------------------------

                                                   1999                   1998
                                                   ----                   ----
              Total revenue                  $112,174,000            104,636,000
                                             ============            ===========
              Net income                      $15,039,000             10,794,000
                                              ===========             ==========


(14)     Segment Information

         The Company's segments are distinct by type of service provided. Each segment has its own management team and separate financial reporting. The Company's Chief Executive Officer allocates resources and provides overall management based on the segments' financial results.

         The financial services segment includes brokerage and asset management services to individuals and institutions.

           AMERICAN PHYSICIANS SERVICE GROUP, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

(14)     Segment Information, continued

         The insurance services segment includes financial management for an insurance company that provides professional liability insurance to doctors.

         The   consulting   segment   includes   environmental   consulting  and
         engineering services to private and public institutions.

         Real Estate income is derived from the leasing of office space.

         Corporate is the parent company and derives its income from interest and investments.

         Discontinued operations include medical software sales.



                                                                       1999              1998             1997
                                                                       ----              ----             ----
        Operating Revenues:
          Financial services                                    $10,835,000        $9,914,000       $5,726,000
          Insurance services                                      4,683,000         5,655,000        6,287,000
          Consulting                                                768,000                --               --
          Real estate                                               853,000           865,000          867,000
          Corporate                                               4,839,000         1,721,000          982,000
                                                                  ---------         ---------          -------
                                                                $21,978,000        18,155,000       13,862,000
                                                                ===========        ==========       ==========
        Reconciliation to Consolidated
         Statement of Earnings:

          Total segment revenues                                $21,978,000        18,155,000       13,862,000
          Less: intercompany profits                               (143,000)         (152,000)        (163,000)
                intercompany dividends                           (2,720,000)       (1,600,000)        (634,000)
                                                                -----------       -----------        ---------
                 Total Revenues                                 $19,115,000       $16,403,000      $13,065,000
                                                                ===========       ===========      ===========
        Operating Profit (Loss):
          Financial services                                       $998,000          $810,000          372,000
          Insurance services                                         40,000         1,437,000        2,385,000
          Consulting                                                 58,000                --               --
          Real estate                                               305,000           338,000          362,000
          Corporate                                                 935,000          (187,000)        (389,000)
                                                                    -------         ---------        ---------
                                                                 $2,336,000        $2,398,000       $2,730,000
                                                                 ==========        ==========       ==========
        Reconciliation to Consolidated
         Statement of Earnings:

          Total segment operating profits                         2,336,000         2,398,000        2,730,000
          Less:   intercompany dividends                         (2,720,000)       (1,600,000)        (634,000)
                  other                                                  --                --          (25,000)
                                                            ---------------- ----------------         --------

                 Operating Income                                 $(384,000)         $798,000       $2,071,000

           AMERICAN PHYSICIANS SERVICE GROUP, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

(14)     Segment Information, continued

                                                                      1999              1998             1997
                                                                      ----              ----             ----
        Equity in earnings of affiliates                          2,116,000         1,457,000        2,014,000
        Gain on sale of interest in subsidiary                                             --        1,899,000
                                                            ---------------- ----------------        ---------
                                                                         --
        Earnings from continuing operations before income
         taxes and minority interests
                                                                  1,732,000         2,255,000        5,984,000
        Income tax expense                                          621,000           863,000        2,341,000
        Minority interests                                            5,000          (178,000)        (175,000)
                                                                      -----         ---------        ---------
        Earnings from continuing operations                       1,116,000         1,214,000        3,468,000
                                                                  ---------         ---------        ---------
        Net profit(loss) from discontinued operations,
         net of income tax                                          297,000           331,000         (930,000)
                                                                    -------           -------        ---------
        Net earnings                                             $1,413,000        $1,545,000       $2,538,000
                                                                 ==========        ==========       ==========
        Identifiable assets:
          Financial Services                                     $4,480,000         3,964,000        2,346,000
          Insurance Services                                      1,281,000         1,640,000        2,585,000
          Consulting                                              1,155,000                --               --
          Real Estate                                             1,286,000         1,324,000        1,283,000
          Corporate:
             Investment in equity

               method investees                                  12,096,000        17,064,000       15,606,000
             Other                                               12,586,000         8,928,000        8,561,000
          Discontinued Operations                                    40,000           206,000          356,000
                                                                     ------           -------          -------
                                                                $32,924,000       $33,126,000      $30,737,000
                                                                ===========       ===========      ===========
        Capital expenditures:
          Financial Services                                        $47,000            55,000          154,000
          Insurance Services                                         44,000            44,000           33,000
          Consulting                                                     --                --               --
          Real Estate                                               129,000            58,000               --
          Corporate                                                 193,000            49,000           26,000
          Discontinued Operations                                        --                --           99,000
                                                               ------------       -----------           ------
                                                                   $413,000          $206,000         $312,000
                                                                   ========           =======          =======


           AMERICAN PHYSICIANS SERVICE GROUP, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

(14)      Segment Information, continued

                                                                       1999              1998             1997
                                                                       ----              ----             ----
        Depreciation/amortization expenses:
          Financial Services                                       $413,000          $279,000         $118,000
          Insurance Services                                         94,000            90,000           90,000
          Consulting                                                 31,000                --               --
          Real Estate                                               103,000           107,000          110,000
          Corporate                                                  74,000            78,000           62,000
          Discontinued Operations                                    18,000            64,000           56,000
                                                            ---------------            ------           ------
                                                                   $733,000          $618,000         $436,000
                                                                   ========          ========         ========


        Revenues attributable to customers generating greater than 10% of the consolidated revenues of the Company:

          Insurance services

            Company A                                            $2,454,000        $3,970,000       $4,659,000


         At December 31, 1999 the Company had long-term contracts with company A and was therefore not vulnerable to the risk of a near-term severe impact from a reasonably possible loss of the revenue.

         Operating profit is operating revenues less related expenses and is all derived from domestic operations. Identifiable assets are those assets that are used in the operations of each business segment (after elimination of investments in other segments). Corporate assets consist primarily of cash and cash investments, notes receivable and investments in affiliates and preferred stock.

(15)     Earnings Per Share

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

           AMERICAN PHYSICIANS SERVICE GROUP, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997


(15)     Earnings Per Share, cont.




                                                               For the Year Ended December 31, 1999
                                                               ------------------------------------
                                                              Income             Shares           Per-Share
                                                            (Numerator)        (Denominator)        Amount
                                                            ----------          -----------       ---------
         Earnings from continuing operations
                                                             $1,116,000

         Basic EPS

         Income available to common stockholders
                                                              1,116,000            3,142,000           $.36
                                                                                                       ====
         Effect of Dilutive Securities

         Options                                                     --               26,000
                                                              ---------            ---------
         Diluted EPS
         Income available to common stockholders and
         assumed conversions
                                                             $1,116,000            3,168,000           $.35
                                                             ==========            =========           ====




                                                               For the Year Ended December 31, 1998
                                                               ------------------------------------
                                                             Income              Shares           Per-Share
                                                           (Numerator)        (Denominator)        Amount
                                                           ----------         ------------         ------
         Earnings from continuing operations
                                                            $1,214,000

         Basic EPS

         Income available to common stockholders
                                                            $1,214,000            4,163,000           $.29
                                                                                                       ====
         Effect of Dilutive Securities

         Options                                                    --               74,000
         Contingently issuable shares                          (76,000)             456,000
                                                               --------              -------
         Diluted EPS

         Income available to common stockholders and
         assumed conversions
                                                             $1,138,000           4,692,000           $.24
                                                             ==========           =========           ====

        AMERICAN PHYSICIANS SERVICE GROUP, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

                                                               For the Year Ended December 31, 1997
                                                               ------------------------------------
                                                            Income             Shares           Per-Share
                                                         (Numerator)        (Denominator)        Amount
                                                         ----------                              ------
         Earnings from continuing operations
                                                         $3,468,000

         Basic EPS

         Income available to common stockholders
                                                          3,468,000             4,106,000           $.84
                                                                                                   ====
         Effect of Dilutive Securities

         Options                                                --                114,000
         Contingently issuable shares                      (18,000)                21,000
                                                           --------                ------
         Diluted EPS

         Income available to common stockholders and
         assumed conversions
                                                         $3,450,000              4,241,000           $.81
                                                         ==========              =========           ====


         Unexercised employee stock options to purchase 815,000, 295,000 and 295,000 shares of the Company's common stock as of December 31, 1999, 1998 and 1997, respectively, were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the Company's common stock during the respective periods.

(16)     Cash - Restricted

         APS Financial acted as the placement agent for a private offering of 500,000 shares of preferred stock for one of its customers during 1999. The customer acted as its own underwriter and APS Financial placed the securities on a best effort basis. The private offering closed December 15, 1999. In association with this transaction, APS Financial acted in a trustee capacity and established an escrow fund that was used to account for funds received from participating investors. These funds were subsequently disbursed to the customer based on the satisfaction of certain criteria. As of December 31, 1999, there was $3,494 maintained in the escrow fund related to interest earnings on escrow fund balances that are payable to the customer. In addition to establishing the escrow fund, the customer was required to deposit a specified amount with APS Financial as part of the private offering agreement. As of December 31, 1999, APS Financial was holding $372,922 as a deposit for the customer.

           AMERICAN PHYSICIANS SERVICE GROUP, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997


(17)     Other Investments

         Other investments consists of the
          following investments:                        1999            1998
                                                     ----------      -----------

         Investment in Uncommon Care, Inc.           $2,078,000      $2,078,000

         Investment in FemPartners, Inc.              3,855,000              --

         Investment in Syntera HealthCare                    --       3,974,000

         Investment in Probex                           100,000              --

         Stock warrants in Probex                        45,000              --
                                                     ----------      -----------

                  Total                              $6,078,000      $6,052,000
                                                      =========       =========



         On January 1, 1998 the Company invested approximately $2,078,000 in the Convertible Preferred Stock of Uncommon Care, Inc. ("Uncommon Care"). Uncommon Care is a developer and operator of dedicated Alzheimer's care facilities. The preferred shares owned by the Company are convertible into approximately a 34% interest in the equity of Uncommon Care.

         On June 30, 1999 the Company merged Syntera with another unaffiliated practice management company, FemPartners, Inc., resulting in the Company owning approximately 12% of the total equity of FemPartners, Inc. Prior to June 30, 1999 the Company has accounted for its ownership in Syntera on the equity basis. Beginning July 1, 1999, as a result of the merger with FemPartners, Inc., the Company began recording its interest on the cost basis.

         In addition to acting as the placing agent for the private offering as described in Note 16, APS Financial purchased 10,000 shares which has been recorded as a preferred stock investment with a cost basis of $100,000 at December 31, 1999.

         In addition to receiving commission revenue for acting as the placement agent for the private offering, APS Financial received warrants to purchase 251,325 shares of restricted common capital stock exercisable at a price of $1.875 per share of common stock. The warrants expire on December 15, 2004 and have been recorded at a fair value of $45,000 at December 31, 1999. None of the warrants have been exercised as of December 31, 1999.

           AMERICAN PHYSICIANS SERVICE GROUP, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

(18)     Acquisition Through Foreclosure

         Effective September 1, 1999 the Company began consolidating Eco-Systems as a wholly-owned subsidiary . The Company's basis in its
         investment represents   the   remainder   of  the  note   due  from
         Eco-Systems, approximately $630,000 as of September, 1999. The Company has accounted for the transaction using the purchase method of accounting. Goodwill is amortized using the straight line method of amortization over a period of ten years. At December 31, 1999 the Company has amortized a total of $20,000.

         Unaudited proforma combined income data for the years ended December 31, 1999 and 1998 of the Company, assuming the purchase was effective January 1, 1998 is as follows:

                  ($ in thousands, except per share data)

                                                         1999             1998
                                                        ------            ----

                       Total revenues                 $20,798           $19,819

                       Total expenses                  19,619            17,895
                                                       ------            ------

                       Net income                      $1,179            $1,924
                                                       ======            ======

                       Diluted earnings per share        $.37              $.39
                                                         ====              ====