Form 10-Q
period 2000-03-31
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 2000-05-12
CIK 724024

=====================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE PERIOD ENDED MARCH 31, 2000

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

                                NUMBER OF SHARES
                                 OUTSTANDING AT
     TITLE OF EACH CLASS                         APRIL 30, 2000
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

============================================================================

                                     PART I

                              FINANCIAL INFORMATION

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands)

                                                     Three Months Ended
                                                           March 31,
                                                   ------------------------
                                                      2000          1999
                                                   ----------    ----------
REVENUES:

  Financial services                                 $4,319        $2,909
  Insurance services                                  1,275         1,194
  Consulting                                            655            --
  Real estate                                           213           189
  Investments and other                                  95            79
                                                   ----------    ----------
    Total revenue                                     6,557         4,371

EXPENSES:

  Financial services                                  3,711         2,558
  Insurance services                                  1,275         1,346
  Consulting                                            589            --
  Real estate                                           139           141
  General and administrative                            436           441
  Interest                                               78            34
                                                   ----------    ----------
    Total expenses                                    6,228         4,520
                                                   ----------    ----------

Operating income (loss)                                 329          (149)

Equity in earnings of
  unconsolidated affiliates (Note 3)                    471           518
                                                   ----------    ----------
Earnings from continuing
  operations before income taxes
  and minority interest                                 800           369

Income tax expense                                      286           126

Minority interest                                         9            25
                                                   ---------      ---------
Earnings from continuing

  operations                                            523           268

Discontinued operations:
  Earnings from discontinued operations
   net of income tax of $0 and $32 in
   2000 and 1999, respectively.                          --            63

                                                   ----------    ----------
NET EARNINGS                                          $ 523         $ 331
                                                   ==========    ==========


See accompanying notes to consolidated financial statements

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
            CONSOLIDATED STATEMENT OF EARNINGS PER SHARE (UNAUDITED)

(In thousands, except per share amounts)

EARNINGS PER COMMON SHARE:

                                                      Three Months Ended
                                                           March 31,
                                                   ------------------------
                                                      2000           1999
                                                   ---------      ---------
Basic:
 Earnings from continuing

  operations                                         $ 0.20        $ 0.07

 Discontinued operations                                 --          0.01
                                                   ---------     ---------
  Net earnings                                       $ 0.20          0.08
                                                   =========     =========

Diluted:
 Earnings from continuing

  opertions                                          $ 0.19          0.05

 Discontinued operations                                 --          0.01
                                                   ---------     ---------
  Net earnings                                       $ 0.19        $ 0.06
                                                   =========     =========


Basic weighted average shares outstanding             2,667         4,080
                                                   =========     =========

Diluted weighted average shares outstanding           2,750         5,133
                                                   =========     =========





See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


(In thousands)

                                             March 31,             December 31,
                                               2000                    1999
                                           -------------          -------------
ASSETS

Current Assets:
  Cash and cash investments                      $3,194                 $2,275
  Cash - restricted                                  --                    376
  Trading account securities                        434                    372
  Management fees and other receivables           1,486                  1,344
  Notes receivable, net - current                   158                    270
  Deposit with clearing broker                    1,036                  1,042
  Receivable from clearing broker                   101                    147
  Prepaid expenses and other                        358                    279
  Federal income tax receivable                      --                    200
  Deferred income tax asset                         763                    633
                                           -------------          -------------
      Total current assets                        7,530                  6,938



Notes receivable, less current portion            4,322                  4,937
Property and equipment                            1,745                  1,820
Investment in affiliates (Note 3)                12,567                 12,096
Other investments                                 6,081                  6,078
Goodwill                                            558                    573
Other assets                                        217                    219
                                           -------------          -------------
Total Assets                                    $33,020                $32,661
                                           =============          =============





See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

                                                 March 31,         December 31,
                                                   2000                 1999
                                                -----------         -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable - trade                          $1,729               $1,242
  Payable to clearing broker                         1,003                  624
  Notes payable - short term                            --                   12
  Income taxes payable                                  22                   --
  Accrued incentive compensation                       311                  818
  Accrued expenses and other
     liabilities (Note 4)                            2,627                2,923
                                                 -----------        -----------
      Total current liabilities                      5,692                5,619

Net deferred income tax liability                    2,916                2,730
Notes payable - long term                            2,854                3,298
                                               -----------          -----------
      Total liabilities                             11,462               11,647

Minority interest                                       39                   48

Shareholders' Equity:
  Preferred stock, $1.00 par value,
    1,000,000 shares authorized                         --                   --
  Common stock, $0.10 par value, shares
    authorized 20,000,000; issued 2,745,233
    at 3/31/00 and 2,745,033 at 12/31/99               278                  278
  Additional paid-in capital                         5,869                5,845
  Retained earnings                                 15,931               15,402
  Less: Common stock of parent company
        held by a subsidiary                          (559)                (559)
                                               -----------          -----------
      Total shareholders' equity                    21,519               20,966

Total Liabilities and Shareholders' Equity         $33,020              $32,661
                                               ===========          ===========




See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)
                                                         Three Months Ended
                                                              March 31,
                                                      2000               1999
                                                  -----------        -----------
Cash flows from operating activities:

  Cash received from customers                        $6,317             $4,962
  Cash paid to suppliers and employees                (6,372)            (5,328)
  Change in trading account securities                   (62)               104
  Change in receivable from clearing broker              431                (62)
  Interest paid                                          (78)               (34)
  Income taxes paid                                       --               (330)
  Interest, dividends and other investment
    proceeds                                              98                 79
                                                  -----------        -----------
      Net cash provided by (used in)
        operating activities                             334               (609)

Cash flows from investing activities:

  Proceeds from sale of property and equipment            13                 --
  Payments for purchase property and equipment           (24)               (12)
  Discontinued operations                                 --                 96
  Funds loaned to others                                (670)            (2,503)
  Collection of notes receivable                       1,340                963
  Other                                                    7                (14)
                                                  -----------        -----------
    Net cash provided by/(used in)
      investing activities                               666             (1,470)

Cash flows from financing activities:

  Proceeds from borrowings                               307              1,600
  Payment of long term debt                             (764)                --
  Purchase/retire treasury stock                          --                (25)
                                                  -----------        -----------
    Net cash provided by/(used in)
      financiang activities                             (457)             1,575
                                                  -----------        -----------

Net change in cash and cash equivalents                 $543              ($504)
                                                  -----------        -----------

Cash and cash equivalents at beginning of period       2,651              3,214
                                                  -----------        -----------
Cash and cash equivalents at end of period            $3,194             $2,710
                                                  ===========        ===========





See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In thousands)
                                                          Three Months Ended
                                                                March 31,
                                                         2000            1999
                                                      ---------        ---------
Reconciliation of net earnings to net cash from operating activities:

Net earnings                                             $523              $331

Adjustments to reconcile net earnings to net cash from operating activities:

Depreciation and amortization                             157               150
Provision for bad debts                                   129                42
Earnings from discontinued operations                      --               (96)
Minority interest in consolidated earnings                 (9)              (25)
Undistributed earnings of affiliate                      (471)             (518)
Write-off of fixed assets                                   2                --
Change in federal income tax payable                      222              (405)
Provision for deferred tax asset                           56               233
Change in trading securities                              (62)              104
Change in payable to clearing broker                      431               (62)
Change in management fees & other receivables            (142)              669
Change in prepaids & other current assets                 (79)               77
Change in trade payables                                  487               (71)
Change in accrued expenses & other liabilities           (910)           (1,038)
                                                     ---------         ---------

   Net cash from operating activities                  $  334             ($609)
                                                     =========         =========



See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000
                                   (Unaudited)



1.  GENERAL

The accompanying unaudited consolidated financial statements have been prepared in conformity with the generally accepted accounting principles described in the audited financial statements for the year ended December 31, 1999 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of March 31, 2000 and the results of operations for the periods presented. These statements have not been audited by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities Exchange Commission should be read in conjunction with this Quarterly Report on Form 10-Q. There have been no significant changes in the information reported in those notes other than from normal business activities of the Company.

Certain reclassifications have been made to amounts presented in prior periods to be consistent with the 2000 presentation.

2.  CONTINGENCIES

In  conjunction  with  a  settlement  agreement,   the  Company's  broker/dealer
subsidiary, APS Financial, guaranteed the future yield of a customer's investment portfolio beginning in November 1994 for up to a five and one-half year period ending in May, 2000. On April 28, 2000 the Company liquidated the holdings in the customer's investment portfolio and tendered payment to the customer. Reflected in this period's Form 10-Q is a charge to income totaling $129,000 which represents the shortfall in the portfolio after liquidation.

3.  EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES

At March 31, 2000 the Company owned 14.4% (2,344,000 shares) of the outstanding common stock of Prime Medical Services, Inc. ("Prime"). The Company records its pro-rata share of Prime's results on the equity method. Prime is primarily in the business of providing lithotripsy and refractive vision surgery services. The common stock of Prime is traded in the over-the-counter market under the symbol "PMSI". Prime is a Delaware corporation which is required to file annual, quarterly and other reports and documents with the Securities and Exchange Commission, which reports and documents contain financial and other information regarding Prime. Such reports and documents may be examined and copies may be obtained from the offices of the Securities and Exchange Commission.

Effective June 30, 1999 the Company merged its interest in Syntera HealthCare Corporation ("Syntera") with FemPartners, Inc. As a result the Company no longer accounts for its pro-rata share of Syntera on the equity basis, but rather, now accounts for its twelve percent interest in the merged companies on the cost basis.

4.  ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consists of the following:

                                               March 31          December 31
                                                 2000                1999
                                                 ----                ----
Taxes payable                               $   64,000              160,000
Deferred income (Note 7)                       549,000              528,000
Contractual/legal claims                     1,537,000            1,409,000
Vacation payable                               116,000              116,000
Funds held for others                           25,000              402,000
APS Systems disposition costs
  discontinued operations )                     10,000               10,000
Other                                          326,000              298,000
                                             ---------             --------
                                            $2,627,000            2,923,000
                                             =========            =========



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

                                      For the Three Months Ended March 31, 2000
                                     ------------------------------------------
                                      Income          Shares          Per Share
                                    (Numerator)    (Denominator)        Amount

Earnings from
 continuing operations              $ 523,000

Basic EPS
 Income available to
    common stockholders               523,000        2,667,000           $0.20

Effect of Dilutive Securities              --           83,000
                                      -------        ---------

Diluted EPS
 Income available to
    common stockholders and
    assumed conversions             $ 523,000        2,750,000           $0.19
                                     ========        =========            ====



                                     For the Three Months Ended March 31, 1999
                                    -------------------------------------------
                                     Income            Shares         Per Share
                                   (Numerator)       (Denominator)      Amount
Earnings from continuing
   operations                      $ 268,000

Discontinued Operations               63,000
                                     --------
Basic EPS
   Income available to               331,000           4,080,000        $ 0.08
    Common stockholders

Effect of dilutive securities
   Options                                --              32,000
   Contingently issuable shares      (14,000)          1,021,000
                                     --------          ---------

Diluted EPS
   Income available to common
    stockholders and assumed
    conversions                    $ 317,000           5,133,000        $ 0.06
                                     =======           =========          ====

         Unexercised employee stock options to purchase 649,900 and 985,500 shares of the Company's common stock as of March 31, 2000 and 1999, respectively, were not included in the computations of diluted EPS because the effect would be antidilutive.

7.       DEFERRED INCOME

         The Company collects commissions on certain medical malpractice insurance policies. Such commissions are collected in advance. Income is earned ratably on the policy over the course of the life of the policy, typically twelve months. Commissions which are not yet earned are recorded as deferred income on the balance sheet.

8.       Segment Information

         The Company's segments are distinct by type of service provided. Comparative financial data for the three month periods ended March 31, 2000 and 1999 are shown as follows:

                                                          March 31,
                                              ----------------------------------
                                                  2000                 1999
         Operating Revenues:                   ------------       --------------
             Investment services                 4,319,000           2,909,000
             Insurance services                  1,275,000           1,194,000
             Consulting                            655,000                  --
             Real estate                           263,000             232,000
             Corporate                              96,000              79,000
                                                 ----------          ----------
                                                $6,607,000          $4,414,000
                                                 ==========          ==========
         Reconciliation to Consolidated
           Statement of Earnings:

             Total segment revenues             $6,607,000          $4,414,000
             Less:  Intercompany profits           (50,000)            (43,000)
                                                -----------          ----------
                  Total Revenues                $6,557,000           $4,371,000
                                                ===========           =========

    -------------------

    Operating Profit (Loss)
        Investment services                        595,000             349,000
        Insurance services                              --            (152,000)
        Consulting                                  65,000                  --
        Real estate                                 74,000              48,000
        Corporate                                 (405,000)           (394,000)
                                                  --------             -------
                                                 $ 329,000           $(149,000)
                                                  ========             =======

    Total segment operating profits/(loss)         329,000            (149,000)


    Equity in earnings of affiliates               471,000             518,000
                                                   -------             -------
    Earnings from continuing operations
      before income taxes and minority
      interests                                    800,000             369,000

    Income tax expense                            (286,000)           (126,000)
    Minority interests                               9,000              25,000
                                                  --------             -------
    Earnings from continuing operations            523,000             268,000
                                                  --------             -------
    Net profit from discontinued
      operations, net of income tax                     --              63,000
                                                  --------             -------

    Net income                                   $ 523,000            $331,000
                                                   =======             =======

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

RESULTS OF OPERATIONS

REVENUES

         Revenues from operations increased $2,186,000 (50.0%) for the three month period ended March 31, 2000 compared to the same period in 1999. Revenues increased at all segments in the current period compared to the same period in 1999.

         Financial services revenues increased $1,410,000 (48.5%) for the three month period ended March 31, 2000 compared to the same period in 1999. The increase was due to greater commission income at APS Financial Corp., a broker/dealer division of APS Investment Services, Inc. The increase in current quarter commission income is the result of successfully producing additional business through broker sales efforts aided by internally generated market research. The Company's brokers have achieved an increased number of accounts as they have become more established in the business, through referrals and direct solicitation marketing. Internal market research contributes to higher commissions by providing additional investment ideas to be marketed by the brokers to a greater number of customers. During the first three months of 2000, APS Financial employed two research analysts compared to one in the same period in 1999.

         Insurance services revenues from premium-based insurance management fees increased $81,000 (6.7%) for the three month period ended March 31, 2000 compared to the same period in 1999. The increase in the current year was due to an increase in commissions earned on a higher volume of new business. Partially offsetting the revenue increase was lower commissions earned on renewal business. Renewal business declined as a result of raising premiums to reduce the effective underwriting loss ratio. Although the premium increase will result in fewer renewals and lower revenues, the profitability per renewed policy will be greater.

         Consulting revenue increased $655,000 for the three month period ended March 31, 2000 compared to the same period in 1999. Since the Company did not begin consolidating the financial results of APS Consulting until the third quarter of 1999, no revenues were recorded during the first three months of 1999.

         Real estate revenues increased $24,000 (12.4%) for the three period ended March 31, 2000 compared to the same period in 1999. The current year increase is primarily the result of an increase in rent charged to the Company's tenants. As of March 31, 2000 the occupancy rate of the building space owned by the Company was 100%. With the continued strength of the Austin real estate market, rent revenues should be secure for the foreseeable future.

         Investment and other income increased $17,000 (21.9%) for the three month period ended March 31, 2000 compared to the same period in 1999. The increase in the current quarter was the result of a rise in interest income resulting from line of credit loans granted to the Company's former OB/GYN management affiliate, Syntera HealthCare Corporation, and to Uncommon Care, Inc., a privately-held developer and operator of dedicated Alzheimer's care facilities in which the Company has a preferred stock investment.

EXPENSES

         Total operating expenses increased $1,664,000 (37.1%) for the three month period ended March 31, 2000 compared to the same period in 1999. Expenses at the financial services and consulting segments increased while expenses at the insurance services, real estate and investments segments decreased in the current period.

         Financial services expense increased $1,153,000 (45.1%) for the three month period ended March 31, 2000 compared to the same period in 1999. The primary reason for the current year three month increase is higher commission expense resulting from an increase in commission revenue at APS Financial, the broker/dealer division of APS Investment Services, Inc.

         Insurance services expenses at the insurance management subsidiary decreased $71,000 (5.3%) for the three month period March 31, 2000 compared to the same period in 1999. The current period decrease is due primarily to lower personnel costs resulting from charging out a greater amount of Information Services' payroll costs internally to the other Company subsidiaries. In addition, a reduction in the amount of incentive compensation accrued in the first three months of 2000 further decreased personnel costs.

         Real estate expenses decreased $2,000 (1.4%) for the three month period March 31, 2000 compared to the same period in 1999 primarily due to lower depreciation resulting from some assets becoming fully depreciated since the first quarter of 1999.

         General and administrative expense decreased $5,000 (1.2%) for the three month period ended March 31, 2000 compared to the same period in 1999. Personnel costs were lower in the current period due to a decrease in management incentive paid. Professional fees were also lower as legal fees associated with the Consolidated Eco-Systems note were incurred during the first three months of 1999. Partially offsetting these decreases was a charge incurred in the current period to cover a shortfall in the portfolio of a certain investor whose return on investment was guaranteed by the Company.

         Interest expense increased $44,000 (130.4%) for the three month period ended March 31, 2000 compared to the same period in 1999. The primary cause of the current period rise is an increase of $1,225,000 in the Company's line of credit payable.

EQUITY IN EARNINGS/(LOSS) OF UNCONSOLIDATED AFFILIATES

         The Company's equity in earnings of Prime Medical Services, Inc. ("Prime") decreased $88,000 (15.7%) for the three month period ended March 31, 2000 compared to the same period in 1999. Although earnings at Prime were up approximately 4% in the current period, the Company holds a smaller percentage ownership in Prime resulting from the common stock exchanges to acquire treasury shares that occurred in the second quarter of 1999. As a result of these exchanges, the Company's percentage ownership of Prime dropped from an average of 17.8% during the first three months of 1999 to an average of 14.2% during the first three months of 2000.

         During the first three months of 1999, the Company recorded losses from its equity investment in Syntera HealthCare ("Syntera") totaling $41,000. As of June 30, 1999 the Company merged its OB/GYN practice management affiliate with another unaffiliated practice management company, FemPartners, Inc. and no longer records its share of the gain or loss of Syntera on the equity basis. Since the Company's ownership percentage in the merged companies is currently 12%, it now accounts for its interest on the cost basis.

MINORITY INTEREST

         Minority interest represents the combination of two outside interests in subsidiaries of the Company: a twenty percent interest of Insurance Services owned by Florida Physicians Insurance Group, Inc., an A- (Excellent) rated insurance company as rated by AM Best; and a five percent interest of APS Asset Management, a division of the financial services subsidiary of the Company (APS Investment Services), owned by key individuals within APS Asset Management.

LIQUIDITY AND CAPITAL RESOURCES

         Current assets exceeded current liabilities by $1,838,000 and $1,319,000 at March 31, 2000, and December 31, 1999, respectively. The primary cause of the rise in working capital is cash collected from prior period loans to Uncommon Care. This loan is recorded as a long-term receivable. In addition, working capital was higher as a result of cash provided by operating activities.

         Capital expenditures through the three month period ended March 31, 2000 were approximately $24,000. Total capital expenditures are expected to be approximately $125,000 in 2000.

         Historically, the Company has maintained a positive working capital position and, has been able to satisfy its operational and capital expenditure requirements with cash generated from its operating and investing activities. These same sources of funds have also allowed the Company to pursue investment and expansion opportunities consistent with its growth plans. To further its ability to meet its liquidity requirements and to accelerate its growth, the Company established a revolving line of credit with Bank of America. In May, 1999 the amended total funds available to the Company was lowered from $10,000,000 to $7,500,000. Funds advanced under the agreement bear interest at the prime rate less 1/4%. The Company will pledge shares of Prime Medical to the bank as funds are advanced under the line. A balance of $2,825,000 was owed under this credit line as of March 31, 2000. The Company believes that its positive working capital position together with its ability to draw upon its line of credit will provide sufficient working capital for its foreseeable future needs.

New Accounting Pronouncements

None

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

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.




Date: May 12, 2000               By:  /s/     William H. Hayes
                                      --------------------------------------
                                      William H. Hayes, Vice President
                                       and Chief Financial Officer