Form 10-Q
period 2000-06-30
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 2000-08-14
CIK 724024

=====================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE PERIOD ENDED JUNE 30, 2000

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

     TITLE OF EACH CLASS                          JULY 31, 2000
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

============================================================================

                                     PART I

                              FINANCIAL INFORMATION

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands)

                                                     Three Months Ended                Six Months Ended
                                                          June 30,                          June 30,
                                                   ------------------------        ------------------------
                                                      2000          1999             2000            1999
                                                   ----------    ----------        ---------       --------
REVENUES:

  Financial services                                 $1,289        $2,754           $5,608         $5,664
  Insurance services                                  1,141           915            2,416          2,109
  Consulting                                            661            --            1,316             --
  Real estate                                           980           166            1,193            356
  Investments and other                                 138         1,738              233          1,816
                                                   ----------    ----------        --------        -------
    Total revenue                                     4,209         5,573           10,766          9,945

EXPENSES:

  Financial services                                  1,347         2,411            5,058          4,969
  Insurance services                                  1,079         1,010            2,354          2,356
  Consulting                                            620            --            1,209             --
  Real estate                                           127           130              266            271
  General and administrative                            399         1,856              835          2,298
  Interest                                               77            56              155             90
                                                   ----------    ----------        --------        -------
    Total expenses                                    3,649         5,463            9,877          9,984
                                                   ----------    ----------        --------        -------

Operating income/(loss)                                 560           110              889            (39)

Equity in earnings of
  unconsolidated affiliates (Note 3)                    482           474              953            992
                                                   ----------    ----------        --------       --------
Earnings from continuing
  operations before income taxes
  and minority interest                               1,042           584            1,842            953

Income tax expense                                      394           215              680            341

Minority interest                                        (6)           12                3             37
                                                   ---------      ---------        --------       --------
Earnings from continuing

  operations                                            642           381            1,165            649

Discontinued operations:
  Earnings from discontinued operations
   net of income tax $31 for the
   six months ended June 30, 1999.                       --            --               --             63

                                                   ----------    ----------        --------       -------
NET EARNINGS                                          $ 642          $381           $1,165           $712
                                                   ==========    ==========        ========       =======


See accompanying notes to consolidated financial statements

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
            CONSOLIDATED STATEMENT OF EARNINGS PER SHARE (UNAUDITED)

(In thousands, except per share amounts)

EARNINGS PER COMMON SHARE:

                                                      Three Months Ended                  Six Months Ended
                                                           June 30,                            June 30,
                                                   ------------------------         ----------------------------
                                                      2000           1999               2000              1999
                                                   ---------      ---------          ---------         ---------

Basic:
 Earnings from continuing

  operations                                         $ 0.25        $ 0.13             $ 0.45            $ 0.18

 Discontinued operations                               0.00          0.00               0.00              0.02
                                                   ---------     ---------           --------          --------
  Net earnings                                       $ 0.25        $ 0.13             $ 0.45            $ 0.20
                                                   =========     =========           ========          ========

Diluted:
 Earnings from continuing

  opertions                                          $ 0.23        $ 0.13             $ 0.42            $ 0.18


 Discontinued operations                               0.00          0.00               0.00              0.02
                                                   ---------     ---------           --------          --------
  Net earnings                                       $ 0.23        $ 0.13             $ 0.42            $ 0.20
                                                   =========     =========           ========          ========


Basic weighted average shares outstanding             2,611         2,952              2,600             3,548
                                                   =========     =========           ========          ========

Diluted weighted average shares outstanding           2,745         2,962              2,750             3,569
                                                   =========     =========           ========          ========




See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


(In thousands)

                                             June 30,             December 31,
                                               2000                   1999
                                           -------------          -------------
ASSETS

Current Assets:
  Cash and cash investments                      $2,842                 $2,275
  Cash - restricted                                  --                    376
  Trading account securities                        215                    372
  Management fees and other receivables           1,680                  1,344
  Notes receivable, net - current                    88                    270
  Deposit with clearing broker                      779                  1,042
  Receivable from clearing broker                   101                    147
  Prepaid expenses and other                        382                    279
  Income taxes receivable                           375                    200
  Deferred income tax asset                         241                    633
                                           -------------          -------------
      Total current assets                        6,703                  6,938



Notes receivable, net, less current portion       4,707                  4,937
Property and equipment                            1,488                  1,820
Investment in affiliates (Note 3)                13,049                 12,096
Other investments                                 6,081                  6,078
Goodwill                                            543                    573
Other assets                                        217                    219
                                           -------------          -------------
Total Assets                                    $32,788                $32,661
                                           =============          =============





See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

                                                June 30,           December 31,
                                                  2000                  1999
                                               -----------          -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable - trade                           $ 959               $1,242
  Payable to clearing broker                           870                  624
  Notes payable - short term                            --                   12
  Accrued incentive compensation                       304                  818
  Accrued expenses and other
     liabilities (Note 4)                            1,519                2,923
                                                 -----------        -----------
      Total current liabilities                      3,652                5,619

Net deferred income tax liability                    3,083                2,730
Notes payable - long term                            4,407                3,298
                                                 -----------        -----------
      Total liabilities                             11,142               11,647

Minority interest                                       45                   48

Shareholders' Equity:
  Preferred stock, $1.00 par value,
    1,000,000 shares authorized                         --                   --
  Common stock, $0.10 par value, shares
    authorized 20,000,000; issued 2,745,233
    at 6/30/00 and 2,745,233 at 12/31/99               278                  278
  Additional paid-in capital                         5,569                5,525
  Retained earnings                                 16,892               15,722
  Less: Treasury stock                              (1,138)                (559)
                                                 -----------         ----------
      Total shareholders' equity                    21,601               20,966

Total Liabilities and Shareholders' Equity         $32,788              $32,661
                                                 ===========         ==========




See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)
                                                       Six Months Ended
                                                            June 30,
                                                      2000               1999
                                                  -----------        -----------
Cash flows from operating activities:

  Cash received from customers                        $9,427             $8,908
  Cash paid to suppliers and employees               (11,767)            (9,782)
  Change in trading account securities                   157                  8
  Change in receivable from clearing broker              555                 53
  Interest paid                                         (155)               (90)
  Income taxes paid                                      (72)              (385)
  Interest, dividends and other investment
    proceeds                                             233                198
                                                  -----------        -----------
      Net cash used in operating
        activities                                    (1,622)            (1,090)

Cash flows from investing activities:

  Proceeds from sale of property and equipment           966                 --
  Payments for purchase property and equipment           (40)               (68)
  Discontinued operations                                 --                 96
  Funds loaned to others                              (1,154)            (3,804)
  Collection of notes receivable                       1,454                963
  Other                                                   69                 --
                                                  -----------        -----------
    Net cash provided by/ (used in)
      investing activities                             1,295             (2,813)

Cash flows from financing activities:

  Proceeds from borrowings                             1,862              2,360
  Payment of long term debt                             (765)                --
  Purchase/retire treasury stock                        (579)               (25)
                                                   -----------        ----------
    Net cash provided by financing
      activities                                         518              2,335
                                                  -----------        -----------

Net change in cash and cash equivalents                 $191            ($1,568)
                                                  -----------        -----------

Cash and cash equivalents at beginning of period       2,651              3,214
                                                  -----------        -----------
Cash and cash equivalents at end of period            $2,842             $1,646
                                                  ===========        ===========





See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In thousands)
                                                          Six Months Ended
                                                               June 30,
                                                         2000             1999
                                                      ---------        ---------
Reconciliation of net earnings to net
  cash from operating activities:

Net earnings                                           $1,165              $712

Adjustments to reconcile net earnings to net cash from operating activities:

Depreciation and amortization                             309               307
Provision for bad debts                                    --             1,479
Earnings from discontinued operations                      --               (96)
Minority interest in consolidated earnings                 (3)              (37)
Undistributed earnings of affiliate                      (953)             (992)
Undistributed loss of other investment                     (3)               --
Gain on sale of fixed assets                             (770)               --
Gain on exchange of common stock                           --            (1,635)
Change in federal income tax receivable                  (175)              569
Provision for deferred tax asset                          745              (593)
Change in trading securities                              157                 8
Change in payable to clearing broker                      555                53
Change in management fees & other receivables            (336)              795
Change in prepaids & other current assets                (103)               87
Change in trade payables                                 (283)             (485)
Change in accrued expenses & other liabilities         (1,927)           (1,262)
                                                     ---------         ---------

   Net cash from operating activities                 $(1,622)          $(1,090)
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

See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2000

                                   (Unaudited)

1.  GENERAL

The accompanying unaudited consolidated financial statements have been prepared in conformity with the generally accepted accounting principles described in the audited financial statements for the year ended December 31, 1999 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of June 30, 2000 and the results of operations for the periods presented. These statements have not been audited by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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


2.  CONTINGENCIES

In  conjunction  with  a  settlement  agreement,   the  Company's  broker/dealer
subsidiary, APS Financial, guaranteed the future yield of a customer's investment portfolio beginning in November 1994 for up to a five and one-half year period ending in May, 2000. On April 28, 2000 the Company liquidated the holdings in the customer's investment portfolio and tendered payment to the customer. Reflected in the earnings for the first six months of 2000 is a charge to income totaling $192,000 which represents the shortfall in the portfolio after liquidation.

In connection with the development of Syntera HealthCare Corporation, the Company entered into Share Exchange Agreements ("Agreements") with the physician shareholders of Syntera. The Agreements provide that the Syntera shareholders may, at their option, exchange their shares for a fixed dollar amount of the Company's common stock in the event that the Syntera shares are not publicly traded by certain dates. The Company has the option of purchasing any or all of the shares at the weighted average dollar amount of $5.26 per share rather than exchanging its common stock. As a result of Syntera's merger with FemPartners, Inc. in 1999, the Syntera shares were converted to FemPartners shares, with such shares retaining all of the conversion features. These shares began to become eligible to exchange in the first quarter of 2000 and continue to become eligible into the first quarter of 2002. Should all eligible FemPartners shares (248,000) be presented for exchange and the Company elected to purchase the shares for cash, the amount would be approximately $3,900,000.

During the second quarter of 2000, four doctors have notified the Company that they will exercise options to convert 94,000 shares of FemPartners common stock at a cost to the Company of approximately $1,600,000.


3.  EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES

At June 30, 2000 the Company owned 14.6% (2,344,000 shares) of the outstanding common stock of Prime Medical Services, Inc. ("Prime"). The Company records its pro-rata share of Prime's results on the equity method. Prime is primarily in the business of providing lithotripsy and refractive vision surgery services. The common stock of Prime is traded in the over-the-counter market under the symbol "PMSI". Prime is a Delaware corporation which is required to file annual, quarterly and other reports and documents with the Securities and Exchange Commission, which reports and documents contain financial and other information regarding Prime. Such reports and documents may be examined and copies may be obtained from the offices of the Securities and Exchange Commission.

Effective June 30, 1999 the Company merged its interest in Syntera HealthCare Corporation ("Syntera") with FemPartners, Inc. As a result the Company no longer accounts for its pro-rata share of Syntera on the equity basis, but rather, now accounts for its interest in the total equity of the merged companies on the cost basis.

4.  ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consists of the following:

                                             June 30                December 31
                                               2000                     1999
                                               ----                     ----
Taxes payable                               $ 116,000                $ 160,000
Deferred income (Note 7)                      780,000                  528,000
Contractual/legal claims                      369,000                1,409,000
Vacation payable                              118,000                  116,000
Funds held for others                          15,000                  402,000
APS Systems disposition costs
   discontinued operations )                   10,000                   10,000
Other                                         111,000                  298,000
                                            ---------                 --------
                                           $1,519,000               $2,923,000
                                            =========                =========



6.   EARNINGS PER SHARE

Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflect dilution from all contingently issuable shares under exchangeable share agreements and employee stock option agreements. A reconciliation of income and average shares outstanding used in the calculation of basic and diluted earnings per share from continuing operations follows:

                                      For the Three Months Ended June 30, 2000
                                    -------------------------------------------
                                     Income             Shares         Per Share
                                   (Numerator)       (Denominator)      Amount
                                    ---------         -----------       -------
Earnings from
 continuing operations              $ 642,000

Basic EPS
 Income available to
     common stockholders              642,000          2,611,000         $0.25

Effect of Dilutive Securities              --            134,000
                                     --------          ---------

Diluted EPS
 Income available to

    common stockholders and
    assumed conversions             $ 642,000          2,745,000         $0.23
                                    =========          =========          ====




                                      For the Three Months Ended June 30, 1999
                                      -----------------------------------------
                                      Income            Shares         Per Share
                                     (Numerator)      (Denominator)      Amount
                                     ----------        -----------       -------
Earnings from continuing
   operations                       $ 381,000

Basic EPS
   Income available to                381,000          2,952,000        $ 0.13
    Common stockholders

Effect of dilutive securities                             10,000
                                                        --------

Diluted EPS
   Income available to common
    stockholders and assumed
    conversions                     $ 381,000         2,962,000         $ 0.13
                                      =======         =========           ====

                                        For the Six Months Ended June 30, 2000
                                       ----------------------------------------
                                       Income            Shares       Per Share
                                     (Numerator)      (Denominator)     Amount
                                      ---------        -----------    ---------
Earnings from
 continuing operations               $ 1,165,000

Basic EPS
 Income available to
     common stockholders               1,165,000         2,600,000        $0.45

Effect of Dilutive Securities                 --           150,000
                                       ----------        ---------

Diluted EPS
 Income available to

    common stockholders and
    assumed conversions               $1,165,000         2,750,000        $0.42
                                      ==========         =========         ====




                                         For the Six Months Ended June 30, 1999
                                        ---------------------------------------
                                        Income           Shares       Per Share
                                     (Numerator)      (Denominator)     Amount
                                      ---------       -----------     --------
Earnings from continuing
   operations                          $ 649,000

Discontinued Operations                   63,000
                                       ---------

Basic EPS
   Income available to                   712,000         3,548,000       $ 0.20
    Common stockholders

Effect of Dilutive Securities                               21,000
                                                          --------

Diluted EPS
   Income available to common
    stockholders and assumed
    conversions                        $ 712,000         3,569,000       $ 0.20
                                        ========         =========         ====

         Unexercised employee stock options to purchase 649,900 and 985,500 shares of the Company's common stock as of June 30, 2000 and 1999, respectively, were not included in the computations of diluted EPS because the effect would be antidilutive.

7.       DEFERRED INCOME

         The Company collects commissions on certain medical malpractice insurance policies. Such commissions are collected in advance. Income is earned ratably on the policy over the course of the life of the policy, typically twelve months. Commissions which are not yet earned are recorded as deferred income on the balance sheet.

8.       SEGMENT INFORMATION

         The Company's segments are distinct by type of service provided. Comparative financial data for the six month periods ended June 30, 2000 and 1999 are shown as follows:

                                                           June 30,
                                              ----------------------------------
                                                      2000               1999
         Operating Revenues:                       -----------       -----------
             Investment services                    5,608,000         5,664,000
             Insurance services                     2,416,000         2,109,000
             Consulting                             1,316,000                --
             Real estate                            1,193,000           356,000
             Corporate                                669,000         1,816,000
                                                    ---------         ---------
                                                  $11,202,000        $9,945,000
                                                   ==========        ==========
         Reconciliation to Consolidated
           Statement of Earnings:

             Total segment revenues               $11,202,000        $9,945,000
             Less:  Intercompany dividends           (436,000)               --
                                                   ----------         ---------
                  Total Revenues                  $10,766,000        $9,945,000
                                                   ==========        ==========

        Operating Profit (Loss)
             Investment services                      552,000           684,000
             Insurance services                        62,000          (247,000)
             Consulting                               106,000                --
             Real estate                              927,000            85,000
             Corporate                               (758,000)         (561,000)
                                                     ---------         --------
         Total segments operating profits/(loss)     $889,000          $(39,000)

         -------------------

         Equity in earnings of affiliates             953,000           992,000
                                                      -------           -------
         Earnings from continuing operations
           before income taxes and minority
           interests                                1,842,000           953,000

         Income tax expense                          (680,000)         (341,000)
         Minority interests                             3,000            37,000
                                                    ---------          --------
         Earnings from continuing operations        1,165,000           649,000
                                                    ---------          --------
         Net profit from discontinued
           operations, net of income tax                   --            63,000
                                                    ---------          --------

         Net income                                $1,165,000          $712,000
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

RESULTS OF OPERATIONS

REVENUES

         Revenues from operations decreased $1,364,000 (24.4%) for the three month period but increased $821,000 (8.3%) for the six month period ended June 30, 2000 compared to the same periods in 1999. For the current year three month and six month periods revenues increased at the insurance services, consulting and real estate segments while the investment services and corporate segments revenues decreased when compared to the same periods in 1999.

         Financial services revenues decreased $1,465,000 (53.2%) and $56,000 (1.0%) for the three and six month periods ended June 30, 2000, respectively, compared to the same periods in 1999. The decrease in the second quarter of 2000 was due to lower commission income at APS Financial Corp., a broker/dealer division of APS Investment Services, Inc. The April, 2000 general market sell-off of high-tech and e-commerce equity securities had an adverse effect on the bond market as well. This, coupled with interest rate tightening by the Federal Reserve Board, resulted in investor uncertainty leading to a reduction of activity in the bond market.

         Insurance services revenues from premium-based insurance management fees increased $226,000 (24.7%) and $307,000 (14.5%) for the three and six month periods ended June 30, 2000, respectively, compared to the same periods in 1999. The increase in both periods of the current year was due to an increase in commissions earned on a higher volume of new business. Partially offsetting the revenue increase was lower commissions earned on renewal business. Renewal business declined as a result of raising premiums to reduce the effective underwriting loss ratio. Although the premium increase will result in fewer renewals and lower revenues, the profitability per renewed policy is expected to be greater.

         Consulting revenue increased $661,000 and $1,316,000 for the three and six month periods ended June 30, 2000, respectively, compared to the same periods in 1999. Since the Company did not begin consolidating the financial results of APS Consulting until the third quarter of 1999, no revenues were recorded during the first six months of 1999.

         Real estate revenues  increased $814,000 (489.7%) and $837,000 (235.5%)
for the three and six month periods ended June 30, 2000, respectively, compared to the same periods in 1999. The current year three month increase is primarily the result of gains on the sales of office space formerly leased to the Company's outside tenants. The sales amounted to a total of approximately 8,000 square feet of the 53,000 total square feet owned by the Company and resulted in gains of approximately $770,000. Revenues in the six month period ending June 30, 2000 were also higher due to an increase in rent charged to the Company's tenants. As of June 30, 2000 the occupancy rate of the building space owned by the Company was 100%. With the continued strength of the Austin real estate market, rent revenues should be robust for the foreseeable future.

         Investment and other income decreased $1,601,000 (92.1%) and $1,584,000 (87.2%) for the three and six month periods ended June 30, 2000, respectively, compared to the same periods in 1999. During the second quarter of 1999 the Company recorded gains totaling $1,635,000 from the exchanges of Prime Medical Services, Inc. (NASDAQ:PMSI) common stock for American Physicians Service Group, Inc. (NASDAQ:AMPH) common stock. No such gains were recorded in 2000. Partially offsetting this decrease in revenue was a rise in interest income resulting from line of credit loans granted to the Company's former OB/GYN management affiliate, Syntera HealthCare Corporation, and to Uncommon Care, Inc., a privately-held developer and operator of dedicated Alzheimer's care facilities in which the Company has a preferred stock investment.

EXPENSES

         Total operating expenses decreased $1,814,000 (33.2%) and $107,000 (1.1%) for the three and six month periods ended June 30, 2000, respectively, compared to the same periods in 1999. For the current year three month period, expenses at the investment services, real estate and corporate segments decreased while expenses at the insurance services and consulting segments increased compared to the same three months in 1999. For the current year six month period, expenses at the insurance services, real estate and corporate segments decreased while those at the investment services and consulting segments increased compared to the same six months in 1999.

         Financial services expense decreased $1,064,000 (44.1%) but increased $89,000 (1.8%) for the three and six month periods ended June 30, 2000, respectively, compared to the same periods in 1999. The primary reason for the current year three month decrease is lower commission expense resulting from a decrease in commission revenue at APS Financial, the broker/dealer division of APS Investment Services, Inc. The opposite was true in the 1st quarter of 2000 where commission revenues, and subsequently commission expenses, were up substantially over the 1st quarter of 1999. This accounts for the small six month increase in expenses in the current year compared to 1999.

         Insurance services expenses at the insurance management subsidiary increased $69,000 (6.8%) but decreased $2,000 (0.1%) for the three and six month periods June 30, 2000, respectively, compared to the same periods in 1999. The current period three month increase is due primarily to higher personnel costs resulting from annual merit increases and higher advertising expenses within the business development department.

         Consulting expense increased $620,000 and $1,209,000 for the three and six month periods ended June 30, 2000, respectively, compared to the same periods in 1999. Since the Company did not begin consolidating the financial results of APS Consulting until the third quarter of 1999, no expenses were recorded during the first six months of 1999.

         Real estate expenses decreased $3,000 (2.3%) and $5,000 (1.8%) for the three and six month periods ended June 30, 2000, respectively, compared to the same periods in 1999. The cause for the decline in expenses in both the three and six month periods of 2000 was primarily due to lower depreciation resulting from some assets becoming fully depreciated since the first six months of 1999. In addition, the sale of office space mentioned above lowered depreciation, taxes and building maintenance fees.

         General and administrative expense decreased $1,457,000 (78.5%) and $1,463,000 (63.7%) for the three and six month periods ended June 30, 2000, respectively, compared to the same periods in 1999. The 2nd quarter of 1999 contained charges to bad bebt resulting from a write-down of a note receivable ($996,000) as well as a separate charge to bad debt ($536,000) pertaining to receivables from Syntera HealthCare, Inc. (now FemPartners, Inc.). No such bad debt write-offs occurred in 2000.

         Interest expense increased $21,000 (36.4%) and $65,000 (71.7%) for the three and six month periods ended June 30, 2000, respectively, compared to the same periods in 1999. The primary cause of the current year rise is additional draws taken by the Company on its line of credit increasing the balance due the bank by $1,100,000.

EQUITY IN EARNINGS/(LOSS) OF UNCONSOLIDATED AFFILIATES

         The Company's equity in earnings of Prime Medical Services, Inc. ("Prime") decreased $127,000 (20.1%) and $215,000 (18.4%) for the three and six month periods ended June 30, 2000, respectively, compared to the same periods in 1999. Although net income before non-recurring items was up at Prime for both periods in 2000 compared to the same periods in 1999, Prime recorded $1.1 million of non-recurring income in 1999 which caused net earnings after non-recurring items to be lower in 2000. In addition, the Company holds a smaller percentage ownership in Prime resulting from the common stock exchanges to acquire treasury shares that occurred in the second quarter of 1999. As a result of these exchanges, the Company's percentage ownership of Prime dropped from an average of 15.9% during the first six months of 1999 to an average of 14.4% during the first six months of 2000.

         During the first six months of 1999, the Company recorded losses from its equity investment in Syntera HealthCare ("Syntera") totaling $176,000. As of June 30, 1999 the Company merged its OB/GYN practice management affiliate with another unaffiliated practice management company, FemPartners, Inc. and no longer records its share of the gain or loss of Syntera on the equity basis. The Company now accounts for its interest in the total equity of the merged companys on the cost basis.

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

LIQUIDITY AND CAPITAL RESOURCES

         Current assets exceeded current liabilities by $3,051,000 and $1,319,000 at June 30, 2000, and December 31, 1999, respectively. The primary cause of the rise in working capital is cash received from the sale of office space formerly leased by the Company's outside tenants.

         Capital expenditures through the three month period ended June 30, 2000 were approximately $40,000. Total capital expenditures are expected to be approximately $125,000 in 2000.

         Historically, the Company has maintained a positive working capital position and, has been able to satisfy its operational and capital expenditure requirements with cash generated from its operating and investing activities. These same sources of funds have also allowed the Company to pursue investment and expansion opportunities consistent with its growth plans. To further its ability to meet its liquidity requirements and to accelerate its growth, the Company established a $7,500,000 revolving line of credit with Bank of America. Funds advanced under the agreement bear interest at the prime rate less 1/4%. The Company will pledge shares of Prime Medical to the bank as funds are advanced under the line. A balance of $4,400,000 was owed under this credit line as of June 30, 2000. The Company believes that its positive working capital position together with its ability to draw upon its line of credit will provide sufficient working capital for its foreseeable future needs.

NEW ACCOUNTING PRONOUNCEMENTS

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No.133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, in June 2000. The Company is required to implement these standards effective with our 2001 fiscal year (after deferral by SFAS No. 137). SFAS No. 133 and 138 address the accounting for derivative instruments, including certain instruments embedded in other contracts, and for hedging activities. Under these statements, the Company will be required to recognize all derivative instruments as either assets or liabilities and measure those at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-dominated forecasted transaction. The Company does not believe that these statements will have a material effect on our financial condition or results of operations.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No.44, Accounting for Certain Transactions involving Stock Compensation. FIN No. 44 clarifies the application of APB Opinion No. 25, Accounting for Stock Issued to Employees. This interpretation is effective July 1, 2000. We do ot believe that this interpretation will have a material effect on our financial condition or results of operations.

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

Item 4. RESULTS OF VOTES OF SECURITY HOLDERS

         On June 12, 2000 the annual meeting of shareholders of American Physicians Service Group, Inc. was held in Austin, Texas. Shareholders voted on the following item:

  Election of Directors

  The names of the directors elected at the meeting along with numbers of votes for, against and withheld are as follows:

  Name                         For               Against            Withheld
  -------------------        -----------       -----------         -----------
  Brad A. Hummel             2,535,501           55,214                ---
  Robert L. Myer             2,535,501           55,214                ---
  William A. Searles         2,535,501           55,214                ---
  Kenneth S. Shifrin         2,535,501           55,214                ---



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

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.




Date: August 14, 2000               By:  /s/     William H. Hayes
                                      --------------------------------------
                                      William H. Hayes, Vice President
                                       and Chief Financial Officer