Form 10-Q
period 2000-09-30
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 2000-11-20
CIK 724024

=====================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2000

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

     TITLE OF EACH CLASS                        OCTOBER 31, 2000
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

============================================================================

                                     PART I

                              FINANCIAL INFORMATION

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands)

                                                     Three Months Ended                Nine Months Ended
                                                        September 30,                    September 30,
                                                   ------------------------        ------------------------
                                                      2000          1999             2000            1999
                                                   ----------    ----------        ---------       --------
REVENUES:

  Financial services                                 $2,334        $2,505           $7,943         $8,168
  Insurance services                                  1,699         1,098            4,115          3,207
  Consulting                                            536           163            1,852            163
  Real estate                                           177           169            1,370            525
  Investments and other                                 132           169              364          1,985
                                                   ----------    ----------        --------        -------
    Total revenue                                     4,878         4,104           15,644         14,048

EXPENSES:

  Financial services                                  2,177         2,275            7,235          7,246
  Insurance services                                  1,493         1,070            3,847          3,427
  Consulting                                            557           162            1,765            162
  Real estate                                           118           142              384            421
  General and administrative                            315           803            1,150          3,101
  Interest                                              116            80              271            170
                                                   ----------    ----------        --------        -------
    Total expenses                                    4,775         4,532           14,652         14,527
                                                   ----------    ----------        --------        -------

Operating income/(loss)                                 103          (428)             992           (480)

Equity in earnings of
  unconsolidated affiliates (Note 3)                    435           608            1,388          1,600
                                                   ----------    ----------        --------       --------
Earnings from continuing
  operations before income taxes
  and minority interest                                 538           180            2,380          1,121

Income tax expense                                      189            52              869            381

Minority interest                                       (22)           --              (19)            37
                                                   ---------      ---------        --------       --------
Earnings from continuing

  operations                                            327           128            1,492            777

Discontinued operations:
  Earnings from discontinued operations
   net of income tax of $100 and $131 for
   the three and nine months in 1999.                    --           194               --            257

                                                   ----------    ----------        --------       -------
NET EARNINGS                                          $ 327          $322           $1,492         $1,034
                                                   ==========    ==========        ========       =======


See accompanying notes to consolidated financial statements

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
            CONSOLIDATED STATEMENT OF EARNINGS PER SHARE (UNAUDITED)

(In thousands, except per share amounts)

EARNINGS PER COMMON SHARE:

                                                      Three Months Ended                  Nine Months Ended
                                                         September 30,                      September 30,
                                                   ------------------------         ----------------------------
                                                      2000           1999               2000              1999
                                                   ---------      ---------          ---------         ---------

Basic:
 Earnings from continuing
  operations                                         $ 0.12        $ 0.05             $ 0.59            $ 0.24

 Discontinued operations                                 --          0.07                 --              0.08
                                                   ---------     ---------           --------          --------
  Net earnings                                       $ 0.12        $ 0.12             $ 0.59            $ 0.32
                                                   =========     =========           ========          ========

Diluted:
 Earnings from continuing
  opertions                                          $ 0.12        $ 0.05             $ 0.54            $ 0.24

 Discontinued operations                                 --          0.07                 --              0.08
                                                   ---------     ---------           --------          --------
  Net earnings                                       $ 0.12        $ 0.12             $ 0.54            $ 0.31
                                                   =========     =========           ========          ========


Basic weighted average shares outstanding             2,706         2,738              2,535             3,275
                                                   =========     =========           ========          ========

Diluted weighted average shares outstanding           2,746         2,768              2,747             3,299
                                                   =========     =========           ========          ========




See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


(In thousands)

                                          September 30,             December 31,
                                               2000                   1999
                                           -------------          -------------
ASSETS

Current Assets:
  Cash and cash investments                      $2,994                 $2,275
  Cash - restricted                                  --                    376
  Trading account securities                        171                    372
  Management fees and other receivables           1,295                  1,344
  Notes receivable, net - current                    58                    270
  Deposit with clearing broker                      495                  1,042
  Receivable from clearing broker                   150                    147
  Prepaid expenses and other                        396                    279
  Income taxes receivable                           394                    200
  Deferred income tax asset                         176                    633
                                           -------------          -------------
      Total current assets                        6,129                  6,938



Notes receivable, net, less current portion       4,982                  4,937
Property and equipment                            1,483                  1,820
Investment in affiliates (Note 3)                13,484                 12,096
Other investments                                 6,321                  6,078
Goodwill                                            592                    573
Other assets                                        217                    219
                                           -------------          -------------
Total Assets                                    $33,208                $32,661
                                           =============          =============





See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

                                              September 30,         December 31,
                                                  2000                  1999
                                               -----------          -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable - trade                          $1,177               $1,242
  Payable to clearing broker                           593                  624
  Notes payable - short term                            --                   12
  Accrued incentive compensation                       499                  818
  Accrued expenses and other
     liabilities (Note 4)                            1,118                2,923
                                                 -----------        -----------
      Total current liabilities                      3,387                5,619

Net deferred income tax liability                    3,257                2,730
Notes payable - long term                            4,816                3,298
                                                 -----------        -----------
      Total liabilities                             11,460               11,647

Minority interest                                       67                   48

Shareholders' Equity:
  Preferred stock, $1.00 par value,
    1,000,000 shares authorized                         --                   --
  Common stock, $0.10 par value, shares
    authorized 20,000,000; issued 2,745,233
    at 9/30/00 and 2,745,233 at 12/31/99               278                  278
  Additional paid-in capital                         5,569                5,525
  Retained earnings                                 17,252               15,722
  Unrealized holding gains                              34                   --
  Less: Treasury stock                              (1,452)                (559)
                                                 -----------         ----------
      Total shareholders' equity                    21,681               20,966

Total Liabilities and Shareholders' Equity         $33,208              $32,661
                                                 ===========         ==========




See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)
                                                       Nine Months Ended
                                                          September 30,
                                                      2000               1999
                                                  -----------        -----------
Cash flows from operating activities:

  Cash received from customers                       $14,561            $12,668
  Cash paid to suppliers and employees               (15,895)           (13,509)
  Change in trading account securities                   235                 42
  Change in receivable from clearing broker              513                114
  Interest paid                                         (271)              (170)
  Income taxes paid                                      (72)              (385)
  Interest, dividends and other investment
    proceeds                                             361                309
                                                  -----------        -----------
      Net cash used in operating
        activities                                      (568)              (931)

Cash flows from investing activities:

  Proceeds from the sale of fixed assets                 966                 --
  Payments for purchase property and equipment          (111)              (148)
  Proceeds from prior year disposition                    --                 40
  Discontinued operations                                 --                (62)
  Proceeds from subsidiary acquisition                    --                149
  Funds loaned to others                              (1,451)            (4,437)
  Payments for purchse of equity investment             (188)                --
  Collection of notes receivable                       1,455              1,138
  Other                                                   46                 32
                                                  -----------        -----------
    Net cash provided by/ (used in)
      investing activities                               717             (3,288)

Cash flows from financing activities:

  Proceeds from borrowings                             2,285              3,050
  Payment of long term debt                             (766)                --
  Exercise of stock options                               --                 75
  Purchase/retire treasury stock                        (949)               (25)
                                                   -----------        ----------
    Net cash provided by financing
      activities                                         570              3,100
                                                  -----------        -----------

Net change in cash and cash equivalents                 $343            ($1,119)
                                                  -----------        -----------

Cash and cash equivalents at beginning of period       2,651              3,214
                                                  -----------        -----------
Cash and cash equivalents at end of period            $2,994             $2,095
                                                  ===========        ===========





See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In thousands)
                                                          Nine Months Ended
                                                             September 30,
                                                         2000             1999
                                                      ---------        ---------
Reconciliation of net earnings to net cash from operating activities:

Net earnings                                           $1,492            $1,034

Adjustments to reconcile net earnings to net cash from operating activities:

Depreciation and amortization                             471               494
Provision for bad debts                                    --             1,869
Earnings from discontinued operations                      --              (257)
Minority interest in consolidated earnings                 19               (37)
Undistributed earnings of affiliate                    (1,388)           (1,600)
Undistributed gain of other investment                    (18)               --
Gain on sale of fixed assets                             (770)               --
Gain on exchange of common stock                           --            (1,635)
Change in federal income tax receivable                  (194)             (431)
Provision for deferred tax asset                          984               743
Change in trading securities                              235                42
Change in payable to clearing broker                      513               114
Change in management fees & other receivables              48               564
Change in prepaids & other current assets                (117)             (265)
Change in trade payables                                  311              (161)
Change in accrued expenses & other liabilities         (2,154)           (1,405)
                                                     ---------          --------

   Net cash from operating activities                  $ (568)            $(931)
                                                     =========          ========

Summary of non-cash transactions:

   During the second quarter, 1999, the Company acquired $4,862,000 in treasury stock by exchanging $4,862,000 in Prime Medical Services, Inc. common stock. The treasury stock was subsequently retired and the amount in excess of par was charged to Retained Earnings.

See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)


1.  GENERAL

The accompanying unaudited consolidated financial statements have been prepared in conformity with the generally accepted accounting principles described in the audited financial statements for the year ended December 31, 1999 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of September 30, 2000 and the results of operations for the periods presented. These statements have not been audited by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities Exchange Commission should be read in conjunction with this Quarterly Report on Form 10-Q. There have been no significant changes in the information reported in those notes, explained as explained in Note 3 to these financial statements, other than from normal business activities of the Company.

Certain reclassifications have been made to amounts presented in prior periods to be consistent with the 2000 presentation.


2.  CONTINGENCIES

In  conjunction  with  a  settlement  agreement,   the  Company's  broker/dealer
subsidiary, APS Financial, guaranteed the future yield of a customer's investment portfolio beginning in November 1994 for up to a five and one-half year period ending in May, 2000. On April 28, 2000 the Company liquidated the holdings in the customer's investment portfolio and tendered payment to the customer. Reflected in the earnings for the first nine months of 2000 is a charge to income totaling $192,000 which represents the shortfall in the portfolio after liquidation.

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

As of September 30, 2000 six doctors have notified the Company of their intent to exercise options to convert a total of 125,000 shares of FemPartners common stock. If the Company elects to purchase the shares for cash the amount would be approximately $1,670,000.


3.  EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES

At September 30, 2000 the Company owned 14.8% (2,344,000 shares) of the outstanding common stock of Prime Medical Services, Inc. ("Prime"). The Company records its pro-rata share of Prime's results on the equity method, as the Company continues to exercise significant influence over Prime's operating and financial policies, primarily through the Board of Directors and senior officers. Two of Prime Medical's seven member board are also members of American Physicians' board. Mr. Shifrin is CEO of American Physicians and chairman of the board of both companies. Mr. Hummel is a director of American Physicians and is CEO and President of Prime Medical. Mr. Searles is a director of both companies. American Physicians continues to be Prime's largest shareholder. According to information in Prime's most recent Proxy statement, American Physicians and its two directors who are also Prime directors have 18.5% beneficial ownership in Prime. Prime is primarily in the business of providing lithotripsy and refractive vision surgery services. The common stock of Prime is traded in the over-the-counter market under the symbol "PMSI". Prime is a Delaware corporation which is required to file annual, quarterly and other reports and documents with the Securities and Exchange Commission, which reports and documents contain financial and other information regarding Prime. Such reports and documents may be examined and copies may be obtained from the offices of the Securities and Exchange Commission.

Effective September 30, 1999 the Company merged its interest in Syntera HealthCare Corporation ("Syntera") with FemPartners, Inc. As a result the Company no longer accounts for its pro-rata share of Syntera on the equity basis, but rather, now accounts for its interest in FemPartners, Inc. on the cost basis.

On June 23, 2000 the company filed a registration statement on Form S-4 with the Securities and Exchange Commission (the "SEC"), which is currently under review by the SEC. In connection with this review the SEC has raised issues concerning the company's treatment of its minority investments in other companies. The company has been unable to resolve these issues with the SEC as of the date of this report and, accordingly, the company's independent auditors have not completed their required review of the interim financial information included in this Form 10-Q.

The company expects that, in order to resolve these issues with the SEC, it will be required to restate its audited financial statements for 1998 and 1999, and the current year's interim financial statements through September 30, 2000, to reflect a change in its method of accounting for one or more of its minority investments. The final effects of such changes have not yet been quantified, but it is anticipated that the expected restatement would decrease the company's net earnings by approximately $375,000 and $950,000 for the years ended December 31, 1998 and 1999, respectively, and $1,800,000 for the nine months ended September 30, 2000.


4.  ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consists of the following:

                                               September 30          December 31
                                                   2000                 1999
                                                   ----                 ----
Taxes payable                                    $ 86,000             $ 160,000
Deferred income (Note 7)                          300,000               528,000
Contractual/legal claims                          370,000             1,409,000
Vacation payable                                  124,000               116,000
Funds held for others                              26,000               402,000
APS Systems disposition costs (discontinued
  operations )                                        ---                10,000
Other                                             212,000               298,000
                                                 --------              --------
                                               $1,118,000           $ 2,923,000
                                               ==========           ===========


6.   EARNINGS PER SHARE

Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflect dilution from all contingently issuable shares under exchangeable share agreements and employee stock option agreements. A reconciliation of income and weighted average shares outstanding used in the calculation of basic and diluted earnings per share from continuing operations follows:

                                   For the Three Months Ended September 30, 2000
                                  ----------------------------------------------
                                   Income            Shares           Per Share
                                 (Numerator)      (Denominator)         Amount
                                  ---------        -----------        ----------
Earnings from
 continuing operations           $  327,000

Basic EPS
 Income available to
     common stockholders            327,000         2,707,000           $ 0.12

Effect of Dilutive Securities           ---            40,000
                                    -------         ---------

Diluted EPS
 Income available to
    common stockholders and
    assumed conversions          $  327,000         2,747,000           $ 0.12
                                  =========         =========            =====




                                   For the Three Months Ended September 30, 1999
                                  ----------------------------------------------
                                      Income            Shares         Per Share
                                    (Numerator)      (Denominator)       Amount
                                     ----------      ------------      --------
Earnings from continuing
   operations                        $ 128,000

Discontinued Operations                194,000
                                       -------

Basic EPS
   Income available to                 322,000         2,738,000         $ 0.12
    Common stockholders

Effect of dilutive securities              ---            30,000
                                       -------         ---------

Diluted EPS
   Income available to common
    stockholders and assumed
    conversions                      $ 322,000         2,768,000         $ 0.12
                                     =========         =========         ======

                                    For the Nine Months Ended September 30, 2000
                                   ---------------------------------------------
                                       Income            Shares        Per Share
                                     (Numerator)      (Denominator)      Amount
                                    -----------        -----------     ---------
Earnings from
 continuing operations              $ 1,492,000

Basic EPS
 Income available to
     common stockholders              1,492,000         2,535,000        $ 0.59

Effect of Dilutive Securities               ---           212,000
                                      ---------         ---------

Diluted EPS
 Income available to
    common stockholders and
    assumed conversions             $ 1,492,000         2,747,000        $ 0.54
                                    ===========        ==========        ======




                                    For the Nine Months Ended September 30, 1999
                                   ---------------------------------------------
                                      Income             Shares        Per Share
                                    (Numerator)       (Denominator)      Amount
                                   ------------       ------------     ---------
Earnings from continuing
   operations                        $ 777,000

Discontinued Operations                257,000
                                     ---------

Basic EPS
   Income available to               1,034,000          3,275,000        $ 0.32
    Common stockholders

Effect of Dilutive Securities                              24,000
                                                        ---------

Diluted EPS
   Income available to common
    stockholders and assumed
    conversions                     $1,034,000          3,299,000        $ 0.31
                                    ==========          =========        ======



         Unexercised employee stock options to purchase 1,054,900 and 649,900 shares of the Company's common stock as of September 30, 2000 and 1999, respectively, were not included in the computations of diluted EPS because the effect would be antidilutive.

7.       DEFERRED INCOME

         The Company collects commissions on certain medical malpractice insurance policies. Such commissions are collected in advance. Income is earned ratably on the policy over the course of the life of the policy, typically twelve months. Commissions which are not yet earned are recorded as deferred income on the balance sheet.


8.       SEGMENT INFORMATION

         The Company's segments are distinct by type of service provided. Comparative financial data for the nine month periods ended September 30, 2000 and 1999 are shown as follows:



                                                      September 30,
                                            ------------------------------------
                                                 2000                  1999
  Operating Revenues:                       --------------       --------------
      Investment services                      7,943,000              8,168,000
      Insurance services                       4,115,000              3,207,000
      Consulting                               1,852,000                163,000
      Real estate                              1,509,000                632,000
      Corporate                                1,052,000              3,435,000
                                               ---------             ----------
                                             $16,471,000            $15,605,000
                                             ===========            ===========
  Reconciliation to Consolidated
    Statement of Earnings:
      Total segment revenues                 $16,471,000            $15,605,000
      Less:Intercompany profits                 (139,000)              (107,000)
           Intercompany dividends               (688,000)            (1,450,000)
                                              ----------            -----------
           Total Revenues                    $15,644,000            $14,048,000
                                             ===========            ===========

  Operating Profit (Loss)
      Investment services                        710,000                892,000
      Insurance services                         267,000               (220,000)
      Consulting                                  88,000                  1,000
      Real estate                                986,000                104,000
      Corporate                                 (371,000)               194,000
                                                --------              ---------
  Total segments operating profits           $ 1,680,000              $ 971,000

  Reconciliation to consolidated statement of earnings:
     Total segment operating profits           1,680,000                971,000
      Less:intercompany dividends               (688,000)            (1,450,000)
                                               ---------             ----------
           Operating income/(loss)               992,000               (479,000)

  Equity in earnings of affiliates             1,388,000              1,600,000
                                               ---------              ---------
  Earnings from continuing operations
     before income taxes and
     minority interests                        2,379,000              1,121,000

  Income tax expense                            (869,000)              (381,000)
  Minority interests                             (19,000)                37,000
                                                --------               --------
  Earnings from continuing operations          1,492,000                777,000
                                               ---------               --------
  Net profit from discontinued
    operations, net of income tax                    ---                257,000
                                             -----------               --------

  Net income                                 $ 1,492,000             $1,034,000
                                             ===========             ==========

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


RESULTS OF OPERATIONS

REVENUES

         Revenues from operations increased $774,000 (18.9%) and $1,596,000 (11.4%) for the three and nine month periods ended September 30, 2000 compared to the same periods in 1999. For the current year three and nine month periods revenues increased at the insurance services, consulting and real estate segments while the investment services and corporate segments revenues decreased when compared to the same periods in 1999.

         Financial services revenues decreased $171,000 (6.8%) and $225,000 (2.8%) for the three and nine month periods ended September 30, 2000, respectively, compared to the same periods in 1999. The decrease in the third quarter of 2000 was due to lower commission income at APS Financial Corp., a broker/dealer division of APS Investment Services, Inc. Speculation over further interest rate tightening by the Federal Reserve Board resulted in investor uncertainty leading to a reduction of activity in the bond market.

         Insurance services revenues from premium-based insurance management fees increased $601,000 (54.8%) and $908,000 (28.3%) for the three and nine month periods ended September 30, 2000, respectively, compared to the same periods in 1999. The increase in both periods of the current year was due to an increase in commissions earned on a higher volume of new business as well as from a premium increase implemented in July, 2000. The number of new insureds has increased steadily during the past twelve months, raising total premiums written and consequently, the total monthly premiums earned.

         Consulting revenue increased $373,000 and $1,689,000 for the three and nine month periods ended September 30, 2000, respectively, compared to the same periods in 1999. Since the Company did not begin consolidating the financial results of APS Consulting until September 1, 1999, no revenues were recorded during the first eight months of 1999.

         Real estate revenues increased $8,000 (4.7%) and $845,000 (161.0%) for the three and nine month periods ended September 30, 2000, respectively, compared to the same periods in 1999. The current year nine month increase is primarily the result of gains on the sales of office space formerly leased to the Company's outside tenants. The sales amounted to a total of approximately 8,000 square feet of the 53,000 total square feet owned by the Company and resulted in gains of approximately $770,000. Revenues in the nine month period ending September 30, 2000 were also higher despite the Company's reduced ownership due to an increase in rent charged to the Company's tenants. As of September 30, 2000 the occupancy rate of the building space owned by the Company was 100%.

         Investment and other income decreased $37,000 (22.0%) and $1,621,000 (81.7%) for the three and nine month periods ended September 30, 2000, respectively, compared to the same periods in 1999. The current year three month decrease was due to a one-time receipt in 1999 from the settlement of a disputed prior year note receivable. The current year nine month decrease was due to the Company recording gains in 1999 totaling $1,635,000 from the exchanges of Prime Medical Services, Inc. (NASDAQ:PMSI) common stock for American Physicians Service Group, Inc. (NASDAQ:AMPH) common stock. No such gains were recorded in 2000.

EXPENSES

         Total operating expenses increased $243,000 (5.4%) and $125,000 (0.9%) for the three and nine month periods ended September 30, 2000, respectively, compared to the same periods in 1999. For both the current year three and nine month periods, expenses at the investment services, real estate and corporate segments decreased while expenses at the insurance services and consulting segments increased compared to the same three months in 1999.

         Financial services expense decreased $198,000 (4.3%) and $11,000 (0.2%) for the three and nine month periods ended September 30, 2000, respectively, compared to the same periods in 1999. The primary reason for the current year three month decrease is lower commission expense resulting from a decrease in commission revenue at APS Financial, the broker/dealer division of APS Investment Services, Inc.

         Insurance services expenses at the insurance management subsidiary increased $423,000 (39.5%) and $421,000 (12.3%) for the three and nine month periods September 30, 2000, respectively, compared to the same periods in 1999. The current period three month increase is due primarily to commission expenses paid to agents being 74% higher than the same three months in 1999. This is the result of the increase in commissioned revenue mentioned above.

         Consulting expense increased $395,000 and $1,603,000 for the three and nine month periods ended September 30, 2000, respectively, compared to the same periods in 1999. Since the Company did not acquire APS Consulting until the third quarter of 1999, no expenses were recorded during the first eight months of 1999.

         Real estate expenses decreased $24,000 (16.9%) and $37,000 (8.8%) for the three and nine month periods ended September 30, 2000, respectively, compared to the same periods in 1999. The cause for the decline in expenses in both the three and nine month periods of 2000 was primarily due to lower depreciation resulting from some assets becoming fully depreciated since the first nine months of 1999. In addition, the sale of office space during the second quarter of 2000 lowered depreciation by $9,000 (32.0%) and building maintenance fees by $4,000.

         General and administrative expense decreased $488,000 (60.8%) and $1,951,000 (62.9%) for the three and nine month periods ended September 30, 2000, respectively, compared to the same periods in 1999. The 2nd quarter of 1999 contained charges to bad bebt expense resulting from a write-down of a note receivable ($996,000) as well as a separate charge to bad debt expense
($536,000) pertaining to receivables from Syntera HealthCare, Inc. (now FemPartners, Inc.). No such bad debt write-offs occurred in 2000.

         Interest expense increased $36,000 (45.0%) and $101,000 (59.4%) for the three and nine month periods ended September 30, 2000, respectively, compared to the same periods in 1999. The primary cause of the current year rise is additional draws taken by the Company on its line of credit increasing the balance due the bank at September 30, 2000 by $1,735,000 compared to the year-ago total.

EQUITY IN EARNINGS/(LOSS) OF UNCONSOLIDATED AFFILIATES

         The Company's equity in earnings of Prime Medical Services, Inc. ("Prime") decreased $173,000 (28.5%) and $389,000 (21.9%) for the three and nine month periods ended September 30, 2000, respectively, compared to the same periods in 1999. Depreciation and amortization expense increased $1.1 million (38.0%) during the current three month period compared to the same three month period in 1999 as a result of acquisitions of refractive surgery centers. For the nine month period, Prime recorded $1.1 million of non-recurring income in 1999 which caused net earnings after non-recurring items to be lower in 2000. In addition, the Company holds a smaller percentage ownership in Prime resulting from the common stock exchanges to acquire treasury shares that occurred in the third quarter of 1999. As a result of these exchanges, the Company's percentage ownership of Prime dropped from an average of 15.3% during the first nine months of 1999 to an average of 14.5% during the first nine months of 2000.

         During the first nine months of 1999, the Company recorded losses from its equity investment in Syntera HealthCare ("Syntera") totaling $176,000. As of June 30, 1999 the Company merged Syntera with another unaffiliated practice management company, FemPartners, Inc. and no longer records its share of the gain or loss of Syntera on the equity basis. The Company now accounts for its interest in the merged companys on the cost basis.

        On June 23, 2000 the company filed a registration statement on Form S-4 with the Securities and Exchange Commission (the "SEC"), which is currently under review by the SEC. In connection with this review the SEC has raised issues concerning the company's treatment of its minority investments in other companies. The company has been unable to resolve these issues with the SEC as of the date of this report and, accordingly, the company's independent auditors have not completed their required review of the interim financial information included in this Form 10-Q.

        The company expects that, in order to resolve these issues with the SEC, it will be required to restate its audited financial statements for 1998 and 1999, and the current year's interim financial statements through September 30, 2000, to reflect a change in its method of accounting for one or more of its minority investments. The final effects of such changes have not yet been quantified, but it is anticipated that the expected restatement would decrease the company's net earnings by approximately $375,000 and $950,000 for the years ended December 31, 1998 and 1999, respectively, and $1,800,000 for the nine months ended September 30, 2000.


MINORITY INTEREST

         Minority interest represents the outside ownership interests in subsidiaries of the Company: a twenty percent interest of Insurance Services owned is by Florida Physicians Insurance Group, Inc., an A- (Excellent) rated insurance company as rated by AM Best; and a five percent interest of APS Asset Management, a division of the financial services subsidiary of the Company (APS Investment Services), is owned by key individuals within APS Asset Management.

LIQUIDITY AND CAPITAL RESOURCES

         Current assets exceeded current liabilities by $2,742,000 and $1,319,000 at September 30, 2000, and December 31, 1999, respectively. The primary cause of the rise in working capital is cash received from the sale of office space formerly leased by the Company's outside tenants.

         Capital expenditures through the nine month period ended September 30, 2000 were approximately $99,000. Total capital expenditures are expected to be approximately $125,000 in 2000.

         Historically, the Company has maintained a positive working capital position and, has been able to satisfy its operational and capital expenditure requirements with cash generated from its operating and investing activities. These same sources of funds have also allowed the Company to pursue investment and expansion opportunities consistent with its growth plans. To further its ability to meet its liquidity requirements and to accelerate its growth, the Company established a $7,500,000 revolving line of credit with Bank of America. Funds advanced under the agreement bear interest at the prime rate less 1/4%. The Company will pledge shares of Prime Medical to the bank as funds are advanced under the line. A balance of $4,810,000 was owed under this credit line as of September 30, 2000. The Company believes that its positive working capital position together with its ability to draw upon its line of credit will provide sufficient working capital for its foreseeable future needs.


NEW ACCOUNTING PRONOUNCEMENTS

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No.133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, in September 2000. The Company is required to implement these standards effective with our 2001 fiscal year (after deferral by SFAS No. 137). SFAS No. 133 and 138 address the accounting for derivative instruments, including certain instruments embedded in other contracts, and for hedging activities. Under these statements, the Company will be required to recognize all derivative instruments as either assets or liabilities and measure those at fair value. The Company does not engage in hedging activities or hold any derivative instruments and does not believe that these statements will have a material effect on our financial condition or results of operations.

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

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.




Date: November 20, 2000               By:  /s/     William H. Hayes
                                      --------------------------------------
                                      William H. Hayes, Vice President
                                       and Chief Financial Officer