Form 10-K/A
period 1999-12-31
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 2001-03-23
CIK 724024

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       Commission File Number:  0-11453

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
            (Exact name of registrant as specified in its charter)

                          Texas                                                      75-1458323
(State or other jurisdiction of incorporation or organization)           (I.R.S. employer Identification No.)

     1301 Capital of Texas Highway, Austin Texas                                      78746
      (Address of principal executive offices)                                      (Zip Code)

      Registrant's telephone number, including area code:  (512) 328-0888
          Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange
               Title of each class              on which registered
               -------------------          ---------------------------
                      None                              None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.10 par value

                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

             Aggregate Market Value at March 27, 2000: $7,530,176

Indicate the number of shares outstanding of each of the registrant's class of common stock, as of the latest practicable date.

                                                Number of Shares
                                                 Outstanding At
                 Title of Each Class             March 27, 2000
                 -------------------           ------------------
             Common Stock, $.10 par value           2,745,233

                      Documents Incorporated By Reference

Selected portions of the Registrant's definitive proxy material for the 1997 annual meeting of shareholders are incorporated by reference into Part III of the Form 10-K. In addition, Item14(a) of Prime Medical Services, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999 is incorporated by reference.

1. The undersigned registrant hereby amends its Annual Report on Form 10-K for the calendar year ended December 31, 1999 by replacing the original Annual Report in its entirety with the following:

           AMERICAN PHYSICIANS SERVICE GROUP, INC., AND SUBSIDIARIES

                   AMENDMENT TO ANNUAL REPORT ON FORM 10-K/A

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

Financial Services

     APS Investment Services, Inc. ("Investment Services"), is a wholly-owned subsidiary of the Company. Through its subsidiaries, APS Financial Corporation ("APS Financial"), and APS Asset Management, Inc. ("Asset Management"), Investment Services provides investment and investment advisory services to institutions and individuals throughout the United States. Revenues from this segment were 58%, 60% and 44% of Company revenues in 1999, 1998 and 1997, respectively.

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

     Every registered broker/dealer doing business with the public is subject to stringent rules with respect to net capital requirements promulgated by the Securities and Exchange Commission (the "SEC"). These rules, which are designed to measure the financial soundness and liquidity of broker dealers, specify minimum net capital requirements. Since the Company is not itself a registered broker dealer, it is not subject to these rules. However, APS Financial is subject to these rules. Compliance with applicable net capital requirements could limit operations of APS Financial such as trading activities that require the use of significant amounts of capital and limit its ability to pay dividends. A significant operating loss or an extraordinary charge against net capital could adversely affect the ability of APS Financial to expand or even maintain its present levels of business. At February 29, 2000, APS Financial was in compliance with all net capital requirements.

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

Insurance Services

     APS Insurance Services, Inc., ("Insurance Services"), an 80% owned subsidiary of the Company through its wholly-owned subsidiaries APS Facilities Management, Inc. ("FMI") and American Physicians Insurance Agency, Inc. ("Agency"), provides management and agency services to medical malpractice insurance companies. Revenues from this segment contributed 25%, 34% and 48% of Company revenues in 1999, 1998 and 1997, respectively. Substantially all of the revenue was attributable to American Physicians Insurance Exchange ("APIE"), a reciprocal insurance exchange managed by FMI. A reciprocal insurance exchange is an organization which sells insurance only to its subscribers, who pay, in addition to their annual insurance premiums, a contribution to the exchange's surplus. Such exchanges generally have no paid employees but instead enter into a contract with an "attorney-in-fact", that provides all management and administrative services for the exchange. As the attorney-in-fact for APIE, FMI receives a percentage of the earned premiums of APIE, as well as a portion of APIE's profits. The amount of these premiums can be adversely affected by competition. Substantial underwriting losses or investment performance, which might result in a curtailment or cessation of operations by APIE, would also adversely affect FMI's revenue. To limit possible underwriting losses or adverse investment performance, APIE currently reinsures its risk in excess of $250,000 per medical incident. APIE offers medical professional liability insurance for physicians in Texas and Arkansas. FMI's assets are not subject to any insurance claims by policyholders of APIE.

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

     (In thousands, except for number of insureds)

                                                           Years Ended December 31,
                                                           ------------------------
                                         1999          1998          1997          1996           1995
                                        -------       -------       -------       -------       --------
Earned premiums before
 reinsurance premiums                   $24,529       $22,931       $25,899       $28,754       $ 30,857
Total assets                             66,377        75,173        81,594        90,193        101,251
Total surplus                            13,925        13,592        11,854        10,017          9,402
Management fees (including
 profit sharing) and commissions
 to FMI and Agency                        3,645  (2)    4,835  (2)    5,854  (2)  $ 5,281  (2)  $  5,010  (2)
Number of insureds                        2,882         2,743         2,629  (1)    3,019          3,226

________________

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

Consulting

     On September 30, 1996, the Company invested $3,300,000 in common stock of Exsorbet Industries, Inc. ("Exsorbet") (NASDAQ:EXSO) with a put option. Exsorbet was a diversified environmental and technical services company. On November 26, 1996, the Company exercised its put in exchange for a $3,300,000 note receivable from Exsorbet. The note was secured by the shares that were subject to the put option plus all the stock and substantially all of the assets of Eco Acquisition, Inc. ("Eco-Systems"), a wholly owned subsidiary of Exsorbet. Subsequently, Exsorbet became known as Consolidated Eco-Systems, Inc. ("Con-Eco"). Prior to the foreclosure discussed below, this note had been restructured in November, 1997 and again in March, 1999.

     On June 17, 1998 the Company filed suit against Con-Eco, and its directors and officers alleging breach of contract, negligent misrepresentation and conspiracy. In February 1999 the Company settled the litigation related to the directors and officers of Con-Eco. The Company recovered $950,000 for the full release of all claims against the directors of Con-Eco. This payment was applied against the outstanding debt.

     In April, 1999, the Company's wholly owned subsidiary, APS Consulting ("APS Consulting"), foreclosed on the stock of Eco-Systems. Prior to the foreclosure, the Company had entered into a settlement agreement with Con-Eco to resolve the litigation described above. In connection with this agreement, Con-Eco had the right to purchase back the business of Eco-Systems for a nominal amount if it complied with the following terms:

(1)  Con-Eco would pay American Physicians $375,000 within 18 months.

(2)  Con-Eco could not declare bankruptcy during the 18 month period.

(3) Con-Eco would pay to American Physicians' 75% of the proceeds from any litigation recovery against an investment banking firm.

(4) Con-Eco would pay the balance of the restructured $2.5 million note with interest on the due date of the note.

     American Physicians' management expected that its ownership of Eco-Systems stock would be temporary based on management's assessment of Con-Eco's net worth, cash flow, and prospects for securing additional financing. Management believed that Con-Eco would meet the revised terms and reacquire the Eco-Systems stock for a nominal payment. Accordingly, the Company did not initially consolidate the operations of APS Consulting. In addition, the Company dismissed its lawsuit against Con-Eco, but retained the right to reinstitute the litigation at a later date.

     Subsequently, on September 1, 1999, the Company concluded that it was not probable that Con-Eco would exercise its option to reacquire the stock and began consolidating APS Consulting. The acquisition was recorded using the purchase method of accounting. Prior to the foreclosure described above, American Physicians wrote off to bad debt expense a total of $1,293,000 in 1999 related to the restructured Con-Eco note bringing the total write off related to this note since inception to $2,174,000.

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

Other Investments

     The Company owns 2,344,000 shares of common stock of Prime Medical Services, Inc. ("Prime Medical"), representing at March 15, 2000 approximately 14% of Prime Medical's outstanding shares of common stock. Two of Prime Medical's seven directors are members of the Company's four-member board of directors. In addition, Mr. Hummel, executive vice president and chief operating officer of Prime Medical, is a member of the Company's Board of Directors. The Company records its pro-rata share of Prime Medical's results utilizing the equity method. Prime Medical is the largest provider of lithotripsy services in the United States, currently servicing over 450 hospitals and surgery centers in 34 states. Lithotripsy is a non-invasive method of treating kidney stones through the use of shock waves. During 1999, Prime Medical also entered into the refractive surgery field through two acquisitions. LASIK refractive surgery, one of the most advanced forms of laser vision correction, is designed to improve vision and reduce dependence on glasses and contacts by correcting nearsightedness, farsightedness and astigmatism. The common stock of Prime Medical is traded on the NASDAQ National Market under the symbol "PMSI". Prime Medical is a Delaware corporation which is required to file annual, quarterly and other reports and documents with the Securities and Exchange Commission (the "SEC"), which reports and documents contain financial and other information regarding Prime Medical. The summary information regarding Prime Medical contained herein is qualified in its entirety by reference to such reports and documents. Such reports and documents may be examined and copies may be obtained from the SEC.

     On January 1, 1998 the Company invested $2,078,000 in the Convertible Preferred Stock of Uncommon Care, Inc. ("Uncommon Care"). The Company has also made available to Uncommon Care three lines of credit totaling $4,850,000. The loans are at interest rates varying from ten percent to twelve percent, payable quarterly until June 30, 2005, at which time the outstanding principal and any accrued but unpaid interest are due and payable. Uncommon Care is a developer and operator of dedicated Alzheimer's care facilities. The preferred shares owned by the Company are convertible into approximately a 34% interest in the equity of Uncommon Care. Three of Uncommon Care's five directors are officers or directors of the Company. The Company had recorded its investment at cost. However, in this amended Annual Report, the Company has restated its consolidated financial statements to reflect its investment in and advances to Uncommon Care on the equity method, effective January 1, 1998. See discussion of restatement in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 19 to the consolidated financial statements.

Discontinued Operations

     In the fourth quarter of 1997, the Company formed APS Practice Management, Inc., later renamed Syntera HealthCare Corporation ("Syntera") with an initial ownership of 85%. Syntera specialized in the management of OB/GYN and related medical practices. In a typical transaction, Syntera acquired the non-medical assets of a physician's practice and signed a long-term management contract with the physician to provide the majority of the non-medical requirements of the practice, such as non-professional personnel, office space, billing and collection, and other day-to-day non-medical operating functions. In turn, Syntera was paid a variable management fee that rewarded the efficient operation and the expansion of the practice. On August 31, 1999 Syntera was acquired by another unaffiliated practice management company, FemPartners, Inc., ("FemPartners") resulting in the Company owning approximately 8% of the total equity of FemPartners, Inc. The Company had accounted for its ownership in Syntera on the equity basis. However, in this amended Annual Report, the Company has restated its financial statements to reflect its investment in Syntera on a consolidated basis effective with the Company's investment in the fourth quarter of 1997. The Company disposed of Syntera in August 1999. The results of operations of Syntera have been reflected in the accompanying consolidated financial statements as discontinued operations. The merger of Syntera and FemPartners was treated as a non-monetary exchange. See discussion of restatement in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 19 to the consolidated financial statements.

     The Company, through its wholly owned subsidiary, APS Systems, Inc. ("APS Systems"), had previously developed software and marketed it to medical clinics and medical schools. This business segment became unprofitable in 1996. A joint venture with a software developer was formed in 1996 with a plan to develop new products, but was discontinued in 1997 when it was determined that the high cost of developing competitive products precluded an adequate return on investment. Subsequently, the Company ceased marketing the software and reduced the scope of APS Systems' operations to a level adequate to service existing clients through the terms of their contracts. The results of operations of APS Systems have been reflected in the accompanying financial statements as discontinued operations.

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

Regulation

     APS Financial and Asset Management are subject to extensive regulation under both federal and state laws. The SEC is the federal agency charged with administration of the federal securities and investment advisor laws. Much of the regulation of broker/dealers, however, has been delegated to self-regulatory organizations, principally the NASD and the national securities exchanges. These self-regulatory organizations adopt rules (subject to approval by the SEC) which govern the industry and conduct periodic examinations of member broker/dealers. APS Financial is also subject to regulation by state and District of Columbia securities commissions.

     The regulations to which APS Financial is subject cover all aspects of the securities business, including sales methods, trade practices among broker/dealers, uses and safekeeping of customers' funds and securities, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the method of operation and profitability of APS Financial. The SEC, self regulatory organizations and state securities commissions may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of APS Financial, its officers or employees. The principal purpose of regulation and discipline of broker/dealers is the protection of customers and the securities markets, rather than protection of creditors and shareholders of broker/dealers.

     APS Financial, as a registered broker/dealer and NASD member organization, is required by federal law to belong to the SIPC. When the SIPC fund falls below a certain minimum amount, members are required to pay annual assessments in varying amounts not to exceed .5% of their adjusted gross revenues to restore the fund. The last assessment of APS Financial by the SIPC was in 1995 and amounted to approximately $7,300. The SIPC fund provides protection for customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances.

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

                                     1999                    1998
                             ---------------------   ---------------------
                               High        Low          High        Low
                               ----        ---          ----        ---
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

ITEM 6.   SELECTED FINANCIAL DATA

     (In thousands, except per share data)

                                   SELECTED FINANCIAL DATA
                                                            1999         1998         1997       1996      1995
                                                         ----------   ----------   ----------   -------   -------
                                                         (Restated)  (Restated)  (Restated)
Selected income statement data:

 Revenues                                                  $18,751      $16,403      $13,065    $10,437   $16,124

 Earnings (loss) from continuing operations before
  income taxes and minority interests                         (235)       1,764        6,330      3,006     3,007

 Earnings (loss) from continuing operations                   (113)       1,015        3,814      1,948     2,061

 Net earnings (loss)                                           (55)         979        2,538      1,924     2,024

Per share amounts:

 Basic: Earnings (loss) from continuing operations         $  (.04)     $   .24      $   .93    $   .48   $   .59

     Net earnings (loss)                                      (.02)         .23          .62        .48       .58

 Diluted: Earnings (loss) from continuing operations          (.04)         .20          .90        .46       .54

     Net earnings (loss)                                      (.02)         .19          .60        .46       .53

 Diluted weighted average shares outstanding                 3,168        4,692        4,241      4,219     3,798

 Selected balance sheet data:

   Total assets                                            $29,835      $35,496      $32,652    $24,468   $23,740

   Long-term obligations                                     3,298           --           --         --       574

   Total liabilities                                        10,875        8,773        7,998      4,086     6,146

   Minority interests                                           48        2,687        1,550         --        --

   Total equity                                             18,912       24,036       23,104     20,382    17,594

   Book value per share                                       7.09         5.78         5.55       5.03      4.80

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

Restatement

     The following discussion and analysis is based upon consolidated financial statements which have been restated to reflect changes in accounting for Syntera and Uncommon Care. In the previously reported consolidated financial statements, the Company had accounted for its ownership of Syntera on the equity method because of management's belief that majority control of Syntera was temporary based on management's initial business plan. This plan anticipated that the Company's ownership would decrease to a minority position as physician practices were acquired over a relatively short period of time. Syntera was not able to acquire the number of practices originally anticipated, accordingly Syntera has been consolidated in these restated consolidated financial statements. The results of operations of Syntera are reflected as loss from discontinued operations as Syntera was acquired by an unrelated company effective August 31, 1999.

     In addition, in the previously reported consolidated financial statements, the Company had accounted for its ownership of Uncommon Care on the cost basis. The restated consolidated financial statements account for the investment in Uncommon Care on the equity method. The change from the cost to the equity method is based on management's ability to exert significant influence over the operations of Uncommon Care.

     See Note 19 to the consolidated financial statements for a summary of changes made to the 1999 and 1998 consolidated financial statements as a result of the restatement.

Results of Operations

1999 Compared to 1998
---------------------

     Revenues from continuing operations increased 14% in 1999 compared to 1998. Net earnings decreased 106% and diluted earnings per share decreased 110%. The reasons for these changes are described below.

Financial Services

     Financial services revenues increased 9% in 1999 compared to 1998. The increase resulted from greater commissions earned at APS Financial, the broker/dealer division of Investment Services, resulting from greater volatility in world bond markets which caused clients to realign portfolios. This activity created more transactions and thus more commissions. Also contributing to the increase was a greater emphasis on internally generated market research and continued success at recruiting experienced, proven producers. Internal market research contributes to higher commissions by providing additional investment ideas to be marketed by the brokers to a greater number of customers. Finally, inventory losses, which lower revenues, were greater in 1998 than in 1999. Inventory losses were $329,000 in 1998 as compared to inventory gains of $8,000 in 1999.

     Financial services expenses increased 8% in 1999 compared to 1998. The large increase in transaction activity at APS Financial was primarily responsible for a 2% increase in sales commission expense, a 9% increase in support personnel costs, a 5% increase in transaction charges and a 16% increase in financial information services. Greater profits in 1999 also increased expenses under the incentive compensation plan by 56% over 1998. Personnel costs also increased in 1999 primarily as a result of incurring a full year of personnel costs at APS Asset Management, the portfolio management division of Investment Services. Only six months of personnel costs were incurred in 1998, as the subsidiary was formed in June, 1998.

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

Insurance Services

     Insurance Services' revenues decreased 17% in 1999 compared to 1998. The primary reason for the decrease in 1999 was due to lower profit sharing. The insurance management fee contract between Insurance Services and APIE contains a provision to share in the profits of APIE. Due to an overall increase in competition in medical professional liability insurance in Texas as well as a continued trend of rising claims against the insureds, profits, and consequently, profit sharing, were lower in 1999.

     Insurance Services' expenses increased 10% in 1999 compared to 1998. The increase was primarily due to commission rates paid to sales agents which were 20% to 25% higher in 1999. In addition, business received through agents increased 18% in 1999 compared to 1998. Lastly, personnel costs increased 7% in 1999, primarily due to normal annual merit raises.

     Due to the profit sharing provision in Insurance Services most significant contract, results can vary from year to year. In the last five years under the contract, profit sharing has ranged from 7% to 31% of the segment's revenues.

Consulting

     The Company began consolidating the earnings of APS Consulting in September, 1999. No comparison to prior year, therefore, is possible. Revenues of Eco-Systems (now APS Consulting) decreased 28% in 1999 compared to 1998 due primarily to the loss of a major client resulting from the uncertainty that arose with the breakup of Con-Eco.

     Expenses at Consulting decreased 4% in 1999 primarily as a result of fewer personnel. The uncertainty that arose with the breakup of Con-Eco caused some personnel to seek other employment opportunities.

Real Estate

     Revenue decreased less than 1% compared to 1998. The decrease reflects a higher vacancy rate, partially offset by higher lease rates.

     The 4% increase in real estate expenses resulted from a 4% increase in property taxes due to higher real estate taxable values and a 177% ($7,000) increase in fees paid for building maintenance.

Investment and Other

     The substantial rise in investment and other income was primarily due to gains from the exchanges of Prime Medical common stock for the Company's common stock. As part of a buy-back strategy, the Company exchanged 720,700 shares of Prime Medical common stock for 1,441,400 shares of the Company's common stock held by two mutual fund companies. The Company's common stock was then retired and gains on the Prime Medical stock totaling $1,635,000 were recorded. The gain was based on the difference between the Company's carrying value of the Prime stock and the market value of Company stock on the date of the transactions. Based on an independent evaluation, the market value of Company stock was discounted 6%, due to the large size of the transaction.

General and Administrative Expenses

     General and administrative expenses increased 87% over 1998. The increases resulted primarily from recognizing $1,293,000 of bad debt expense related to the write-off of the Con-Eco note receivable and from expenses totaling $386,000 related to the merger of Syntera with FemPartners. Partially offsetting these expense increases was lower legal fees in 1999. Legal fees in 1998 totaling $81,000 related to the Uncommon Care preferred stock investment.

Interest

     Interest expense increased 330% over 1998 as a result of an increase in notes payable. Draws taken from the Company's line of credit with Bank of America to fund the Company's investments in Syntera and Uncommon Care resulted in an ending balance of $3,275,000 at December 31, 1999 compared to zero at December 31, 1998.

Affiliates

     The Company has two affiliates accounted for on the equity basis. Prime Medical's operating income increased in 1999 but the Company recognized a smaller percentage (18% in 1998 vs. 14% in 1999) as a result of its exchange of Prime Medical shares to acquire shares of the Company's common stock. Even with this drop in ownership percentage, equity earnings from Prime Medical increased 23% in 1999. The Company, through its status as Prime Medical's largest shareholder and through its representation on Prime Medical's board, continues to have significant influence at Prime Medical and accounts for its investment using the equity method.

     The Company also reflects its investment in Uncommon Care on the equity method. Losses on this investment recorded by the Company in 1999 totaled approximately $1,914,000 versus approximately $860,000 in 1998. Such losses were expected during Uncommon Care's growth stage. The cost of developing new facilities and the time to bring them to full occupancy will continue to result in losses until the established operating base is large and profitable enough to cover the expenses of new development or until there is a slowdown in development of new facilities. The increased losses in 1999 were attributable to the ramp up of construction at Uncommon Care during 1999.

1998 Compared to 1997
---------------------

     Revenues from continuing operations increased 26% in 1998 compared to 1997. Net earnings decreased 61% and diluted earnings per share decreased 68%. The reasons for these changes are described below.

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

     Investment Services' expenses increased 71% from 1997. 94% of the increase was at APS Financial and was transaction related. The large increase in revenues resulted in a 92% increase in sales commission expense in 1998, a 44% increase in support personnel expense, a 37% increase in transaction charges and an 18% increase in financial information services expense. Greater profits in 1998 resulted in management incentive compensation increasing from $19,000 in 1997 to $351,000 in 1998. The remainder of the increase in expenses was the result of starting Asset Management in 1998. Payroll expenses were $82,000 in 1998 compared to zero in 1997. Partially offsetting these expenses was a 72% decrease in legal fees, the result of fewer suits brought to arbitration.

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

     Insurance Services' expenses increased 8% in 1998 compared to 1997. The increase was primarily due to a 60% increase in commission expense and was due to greater utilization of commissioned outside sales agents, compared to salaried internal personnel in prior years. Partially offsetting this increase was a 21% decrease in salary expense in 1998, primarily due to a 32% decline in management incentive payments.

     Due to the profit sharing provision in this segment's major contract, results can vary from year to year. In the last five years under the contract, profit sharing has ranged from 12% to 31% of the segment's revenues.

Real Estate

     Revenue increased 1% compared to 1997. The increase reflects higher lease rates, partially offset by a higher vacancy rate.

     The 5% increase in real estate expenses resulted from a 28% increase in property taxes due to higher real estate taxable values.

Investment and Other

     The decline in investment and other income was primarily due to lower interest income as a result of available cash being invested in Uncommon Care rather than in investments with a current cash return.

General and Administrative Expenses

     General and administrative expenses increased 37% over 1997. The increases resulted primarily from recognizing $392,000 of bad debt expense related to the impairment of Con-Eco note receivable. Partially offsetting this increase was a $44,000 severance payment in 1997 that did not recur as well as a 15% decrease in management incentive expenses.

     Interest expense increased from $21,000 in 1997 to $59,000 in 1998. The increase reflects funds borrowed under the line of credit to fund the Company's investments Syntera and Uncommon Care.

Affiliates

     The Company had two affiliates accounted for on the equity basis, Prime Medical and Uncommon Care. Prime Medical's operating income increased in 1998 but net earnings were reduced by non-recurring financing and development costs. This resulted in a 23% decrease in equity earnings compared to 1997. Uncommon Care, which was started in 1998, is in the development phase and reported a loss in 1998 of approximately $860,000.

     Prime had issued additional shares in 1996 reducing the Company's ownership from 21% to 16%. In 1998 Prime established a stock repurchase plan and reduced its shares outstanding, increasing the Company's ownership percentage to approximately 18%.

Liquidity and Capital Resources

     Net working capital was $1,036,000 and $3,538,000 at December 31, 1999 and 1998, respectively. The decrease in the current year is due primarily to the sale of Syntera for shares of FemPartners in which assets classified as current in 1998, primarily patient receivables ($2,095,000), were replaced with the investment in FemPartners and classified as long-term assets. Historically, the Company has maintained a strong working capital position and, using that base, has been able to satisfy its operational and capital expenditure requirements with cash generated from its operating and investing activities. These same sources of funds have also allowed the Company to pursue investment and expansion opportunities consistent with its growth plans. In 1999, the Company supplemented these traditional sources of funds with short-term bank borrowings. Although it is uncertain that operating activities will provide positive cash flow in the year 2000, the Company has sufficient borrowing capacity as well as ample liquidity in its holdings of Prime Medical shares to meet its working capital requirements for the foreseeable future.

     In 1998, the Company entered into a three year $10,000,000 revolving credit agreement with NationsBank of Texas, N.A. (subsequently acquired by Bank of America, N.A.). Funds advanced under the agreement bear interest at the prime rate less 1/4%, such interest to be payable quarterly. The Company will pledge shares of Prime Medical to the bank as funds are advanced under the line. In May 1999, as a result of the exchange of Prime Medical shares for common stock of the Company, the revolving credit agreement was amended to lower the total funds available to the Company from $10,000,000 to $7,500,000. Funds totaling $3,275,000 and $2,625,000 had been advanced as of December 31, 1999 and March 15, 2000, respectively.

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

Inflation

     The operations of the Company are not significantly affected by inflation having no manufacturing operations, the Company is not required to make large investments in fixed assets. However, the rate of inflation will affect certain of the Company's expenses, such as employee compensation and benefits.

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

ITEM 7 (a)  Quantitative and Qualitative Disclosures about Market Risk

     The Company has some exposure to cash flow and fair value risk from changes in interest rates, which may affect its financial position, results of operation and cash flows. The Company does not use financial instruments for speculative purposes, but does maintain a trading account inventory to facilitate the business of its broker/dealer subsidiary. At the end of 1999 the inventory balance was $348,000. Historically, the Company has turned this inventory rapidly and has neither significant realized gains nor losses.

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

     Mr. Boyd has been Senior Vice President - Insurance since July 1991 and has also been President and Chief Operating Officer of FMI since July 1991. Mr. Boyd has been a Director of Uncommon Care since January 1998 and a Director of Grand Adventures Tour and Travel Publishing Corp. since July 1998. Mr. Boyd is a Certified Public Accountant and was with KPMG, LLP from 1974 until June 1991. He was a partner specializing in the insurance industry prior to joining the Company.

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

(a)            Reports on Form 8-K

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

             10.25 Promissory Note dated November 26, 1996 executed by Exsorbet Industries, Inc. and payable to the Company in the amount of $3,300,000. (7)

             10.26 Stock Purchase Agreement dated October 1, 1997 between the Company, APS Practice Management, Inc., Michael Beck, John Hedrick, and et al. (8)

             10.27   Bylaws of APS Practice Management, Inc. (8)

             10.28 Amended and Restated Articles of Incorporation APS Practice Management, Inc. (8)

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

             10.55 Pledge Agreement dated February 10, 1998 between the Company and NationsBank of Texas, N.A. (9)

             10.56 Continuing and Unconditional Guaranty dated February 10, 1998 between the Company and NationsBank of Texas, N.A. (9)

             10.57 Restructuring Agreement dated March 25, 1999 between the Company and Consolidated Eco-Systems, Inc., and all of the wholly or partially owned subsidiaries of Consolidated Eco-Systems, Inc., (except for 7-7, Inc.). (9)

             10.58 Assignment and Security Agreement dated March 25, 1999 between the Company and Consolidated Eco-Systems, Inc. (9)

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

             10.83 Replacement Liquidity Note dated October 15, 1999 between the Company and Uncommon Care, Inc.

             10.84 Co-Sale Rights Agreement dated August 31, 1999 between the Company and FemPartners, Inc.

             10.85 Replacement Promissory Note dated August 31, 1999 between the Company and FemPartners, Inc.

             10.86 Guaranty Agreement dated August 31, 1999 between the Company and FemPartners, Inc.

              21.1   List of subsidiaries of the Company.

              23.1   Independent Auditors Consent of KPMG, LLP.

     (*)    Executive Compensation plans and arrangements.

_________________

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

                                        AMERICAN PHYSICIANS SERVICE GROUP, INC.


                                        By: /s/ Kenneth S. Shifrin
                                           ---------------------------------

                                           Kenneth S. Shifrin, Chairman of the
                                              Board and Chief Executive Officer

                                        Date: March 23, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Kenneth S. Shifrin
    --------------------------------

    Kenneth S. Shifrin
    Chairman of the Board and
    Chief Executive Officer
    (Principal Executive Officer)
Date:  March 23, 2001

By: /s/ W. H. Hayes
    --------------------------------

    W. H. Hayes
    Senior Vice President - Finance, Secretary and Chief Financial Officer
    (Principal Financial Officer)
Date:  March 23, 2001

By: /s/ Thomas R. Solimine
    --------------------------------

    Thomas R. Solimine
    Controller
    (Principal Accounting Officer)
Date:  March 23, 2001

By: /s/ Robert L. Myer
    --------------------------------

    Robert L. Myer, Director
Date:  March 23, 2001

By: /s/ William A. Searles
    --------------------------------

    William A. Searles, Director
Date:  March 23, 2001

By: /s/ Brad A. Hummel
    --------------------------------

    Brad A. Hummel, Director
Date:  March 23, 2001

                                  APPENDIX A





                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Physicians Service Group, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

         As discussed in note 19 to the consolidated financial statements, the accompanying consolidated financial statements as of December 31, 1999 and 1998 and for the years then ended, have been restated to reflect the Company's change in accounting for two investments. The Company changed its method of accounting for one investment from the equity method to the consolidated method of accounting. In addition, the Company changed its method of accounting for one investment from the cost method to the equity method of accounting.

                                                     /s/ KPMG, LLP
                                                     -------------------

         Austin, Texas

         March 28, 2000

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                                                    Year Ended December 31,
                                                                         1999              1998               1997
                                                                      (Restated)        (Restated)         (Restated)
                                                                      ----------        ----------         ----------
Revenues:
  Financial services                                                      $10,835           $ 9,914            $ 5,726
  Insurance services (Note 2)                                               4,683             5,655              6,287
  Consulting                                                                  768                --                 --
  Real estate (Note 5)                                                        710               713                704
  Investments and other                                                     1,755               121                348
                                                                       ----------        ----------         ----------
    Total revenues                                                         18,751            16,403             13,065
Expenses:
  Financial services                                                        9,764             9,039              5,299
  Insurance services                                                        4,558             4,129              3,819
  Consulting                                                                  712                --                 --
  Real estate                                                                 548               527                503
  General and administrative (Note 18)                                      3,470             1,851              1,352
  Interest                                                                    254                59                 21
                                                                       ----------        ----------         ----------
    Total expenses                                                         19,306            15,605             10,994
                                                                       ----------        ----------         ----------
Operating income (loss)                                                      (555)              798              2,071
Equity in earnings of unconsolidated
  affiliates (Note 13)                                                       320                966              2,360
Gain on sale of portion of subsidiary                                         --                 --              1,899
                                                                       ----------        ----------         ----------
   Earnings (loss) from continuing operations
     before income taxes and minority interest                              (235)             1,764              6,330

Income tax expense (benefit) (Note 9)                                       (117)               571              2,341
Minority interest                                                              5               (178)              (175)
                                                                       ----------        ----------         ----------
Earnings (loss) from continuing operations                                  (113)             1,015              3,814
Discontinued operations: (Note 12)
  Profit/(loss) from discontinued operations net
    of income tax expense/(benefit) of $30,
    ($19) and ($27) in 1999, 1998 and 1997,
    respectively                                                               58               (36)              (440)
                                                                       ----------        ----------         ----------
Loss on disposal of computer software segment,
   net of income tax benefit of $431 in 1997                                   --                --               (836)
Net gain / (loss) from discontinued operations                                 58               (36)            (1,276)
                                                                       ----------        ----------         ----------
    Net earnings (loss)                                                   $   (55)          $   979            $ 2,538
                                                                       ==========        ==========         ==========

See accompanying notes to consolidated financial statements

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.

(In thousands, except per share data)

                                                                                  Year Ended December 31,
                                                                         1999              1998              1997
                                                                      (Restated)        (Restated)        (Restated)
                                                                      ----------        ----------        ----------
Earnings per common share: (Note 15)
Basic:
   Earnings (loss) from continuing operations                             $(0.04)           $ 0.24            $ 0.93
   Discontinued operations                                                  0.02             (0.01)            (0.31)
                                                                      ----------        ----------        ----------
      Net earnings (loss)                                                 $(0.02)           $ 0.23            $ 0.62
                                                                      ==========        ==========        ==========
Diluted:
   Earnings (loss) from continuing operations                             $(0.04)           $ 0.20            $ 0.90
   Discontinued operations                                                  0.02             (0.01)            (0.30)
                                                                      ----------        ----------        ----------
      Net earnings (loss)                                                 $(0.02)           $ 0.19            $ 0.60
                                                                      ==========        ==========        ==========
Basic weighted average shares outstanding                                  3,142             4,163             4,106
                                                                      ==========        ==========        ==========
Diluted weighted average shares outstanding                                3,168             4,692             4,241
                                                                      ==========        ==========        ==========

See accompanying notes to consolidated financial statements

           AMERICAN PHYSICIANS SERVICE GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

                                                                                  December 31,
                                                                    ----------------------------------------
                                                                       1999                          1998
                                                                    (Restated)                    (Restated)
                                                                    ----------                    ----------
ASSETS
Current Assets:

  Cash and cash investments                                            $ 2,275                       $ 3,214
  Cash - restricted (Note 16)                                              376                            --
  Trading account securities                                               348                           641
  Patient receivables                                                       --                         2,095
  Management fees and other receivables (Note 2)                         1,344                         1,126
  Notes receivable, net - current (Note 3)                                 270                           196
  Deposit with clearing broker                                           1,042                         1,036
  Receivable from clearing broker                                          147                           106
  Prepaid expenses and other                                               279                           436
  Income taxes receivable                                                  200                            --
  Deferred income tax asset (Note 9)                                       633                         1,279
                                                                    ----------                    ----------
Total current assets                                                     6,914                        10,129

Notes receivable, net - less current
   portion (Note 3)                                                      2,066                         2,962
Property and equipment (Note 5)                                          1,820                         2,267
Investment in and advances to affiliates (Note 13)                      14,274                        15,054
Other investments (Note 17)                                              3,969                            --
Management service contracts                                                --                         4,557
Goodwill (Note 18)                                                         573                            --
Other assets                                                               219                           527
                                                                    ----------                    ----------
Total Assets                                                           $29,835                       $35,496
                                                                    ==========                    ==========

See accompanying notes to consolidated financial statements

           AMERICAN PHYSICIANS SERVICE GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS, continued

(In thousands, except share data)

                                                                                                December 31,
                                                                                       1999                      1998
                                                                                    (Restated)                (Restated)
                                                                                    ----------                ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable - trade                                                              $ 1,242                  $ 1,333
   Payable to clearing broker                                                                624                      593
   Notes payable - short term (Note 7)                                                        12                       --
   Payable under loan participation agreements (Note 13)                                     259                      259
   Income taxes payable                                                                       --                      292
   Accrued incentive compensation                                                            818                      823
   Accrued expenses and other liabilities (Note 6)                                         2,923                    3,291
                                                                                      ----------               ----------
       Total current liabilities                                                           5,878                    6,591

   Net deferred income tax liability (Note 9)                                              1,699                    2,182
   Notes payable - long term (Note 7)                                                      3,298                       --
                                                                                      ----------               ----------

       Total liabilities                                                                  10,875                    8,773

Minority interest                                                                             48                    2,687

Shareholders' Equity:
   Preferred stock, $1.00 par value, 1,000,000 shares authorized                              --                       --
   Common stock, $0.10 par value, 20,000,000; issued 2,667,233
     at 12/31/99 and 4,160,083 at 12/31/98                                                   278                      416
   Additional paid-in capital                                                              5,549                    5,481
   Retained earnings                                                                      13,644                   18,139
   Less:  Common stock of parent company held by subsidiary                                 (559)                      --
                                                                                      ----------               ----------

       Total shareholders' equity                                                         18,912                   24,036
                                                                                      ----------               ----------
Commitments and contingencies (Notes 5, 7, 8, 10, 11, 12, 16)

       Total Liabilities and Shareholders' Equity                                        $29,835                  $35,496
                                                                                      ==========               ==========

See accompanying notes to consolidated financial statements

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

      (In thousands)

                                                                                    Year Ended December 31,
                                                                           1999              1998               1997
                                                                        (Restated)        (Restated)         (Restated)
                                                                        ----------        ----------         ----------
Cash flows from operating activities:

  Cash received from customers                                            $ 17,205           $ 16,017            $13,080
  Cash paid to suppliers and employees                                     (16,770)           (14,390)            (9,247)
  Change in trading account securities                                           6                (86)               250
  Change in receivable from clearing broker                                     16               (447)              (177)
  Interest paid                                                               (254)               (59)               (21)
  Income taxes paid                                                           (385)              (439)              (772)
  Interest and other investment proceeds                                       484                234                219
                                                                        ----------         ----------         ----------
      Net cash provided by operating activities                                302                830              3,332
Cash flows from investing activities:
  Proceeds from the sale of property and equipment                              --                 13                 55
  Payments for purchase of property and equipment                             (413)              (206)              (312)
  Net decrease in marketable securities                                       (100)                --                  5
  Proceeds from equity owners investment                                        --                259                 --
  Investment in and advances to affiliates                                  (4,467)            (3,408)              (605)
  Proceeds from sale of insurance exchange                                      --                 --              1,000
  Proceeds from sale of 20% of Insurance Services                               --                 --              2,000
  Proceeds received in acquisition                                              75                 --                 --
  Proceeds from prior year disposition                                          40                 --                 --
  Funds loaned to others                                                        --                 --               (834)
  Collection of notes receivable                                               963                400                109
  Discontinued Operations                                                     (578)            (3,699)              (486)
  Other                                                                        (59)                --                (82)
                                                                        ----------         ----------         ----------
    Net cash used in investing activities                                   (4,539)            (6,641)               850

Cash flows from financing activities:
  Repayment of long term obligations                                            --                 --               (542)
  Proceeds from long-term obligations                                        3,825                  8                 --
  Payment of long-term debt                                                   (577)                --                 --
  Purchase/retire treasury stock                                               (25)              (147)              (337)
  Exercise of stock options                                                     75                 75                316
  Distribution to minority interest                                             --               (300)                --
    Net cash (used in)/provided by financing activities                      3,298               (364)              (563)

Net change in cash and cash equivalents                                      ($939)           ($6,175)           $ 3,619

                                                                        ----------         ----------         ----------
Cash and cash equivalents at beginning of period                             3,214              9,389              5,770
                                                                        ----------         ----------         ----------
Cash and cash equivalents at end of period                                $  2,275             $3,214            $ 9,389
                                                                        ==========         ==========         ==========

See accompanying notes to consolidated financial statements

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

     (In thousands)

                                                                                     Year Ended December 31,
                                                                           1999               1998               1997
                                                                        (Restated)         (Restated)         (Restated)
                                                                        ----------         ----------         ----------
Reconciliation of net earnings to net cash from operating activities:

Net earnings                                                               $   (55)             $ 979           $ 2,538

Adjustments to reconcile net earnings to net cash from operating activities:

Depreciation and amortization                                                  733                618               436
(Earnings)/loss from discontinued operations                                  (211)              (135)              546
Loss on disposal of discontinued operations                                     --                 --             1,209
Minority interest in consolidated earnings/(loss)                               (5)               178               175
Undistributed earnings of affiliate                                           (149)              (966)           (2,360)
Provision for bad debts                                                      2,023                361                --
Gain on exchange of stock                                                   (1,635)                --                --
Stock warrants received                                                        (45)                --                --
Gain on sale of fixed assets                                                    --                 (1)               --
Gain on sale or disposition of assets                                           --                 --            (2,032)
Loss on sale of securities                                                      --                 --                41
Change in federal income tax payable                                          (492)                66               876
Provision for deferred taxes                                                    88                 81                56
Change in trading securities                                                     6                (86)              250
Change in receivable from clearing broker                                       16               (447)              177
Change in management fees & other receivables                                  209               (153)              (26)
Change in prepaids & other current assets                                       96                169              (191)
Change in long term assets                                                      --                 52                --
Change in trade payables                                                        91                  9                90
Change in loan participations                                                   --                259                --
Change in accrued expenses & other liabilities                                (368)              (154)            1,547
                                                                        ----------         ----------        ----------
   Net cash from operating activities                                      $   302              $ 830           $ 3,332
                                                                        ==========         ==========        ==========

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

During 1999, the Company exchanged 721,000 shares of the Prime Medical stock, which it owned, for 1,441,000 shares of its own stock. The Company recognized a gain of $1,635,000 based on the difference between its carrying value of the Prime shares and the market value of its own shares on the exchange dates. Based on an independent evaluation, the Company shares were discounted by 6% due to the size of the transaction. The Company subsequently retired its own shares received in the exchange.

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

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

             For the years ended December 31, 1999, 1998, and 1997


(In thousands, except share data)

                                                                                           Common Stock
                                                                    Additional  Unrealized   of Parent                     Total
                                                 Common Stock         Paid-In    Holding    Company Held     Retained  Shareholders
                                               Shares    Amount       Capital     Gains    By Subsidiary     Earnings     Equity
                                             --------------------------------------------------------------------------------------
Balance January 1, 1997                      4,049,195    $405         5,366       (11)              --        14,622        20,382
Net earnings                                        --      --            --        --               --         2,538         2,538
Unrealized loss on securities
   available for sale, net of tax                   --      --            --        11               --            --            11
Shares issued (Note 11)                        164,666      16           300        --               --            --           316
Shares repurchased & cancelled                 (53,000)     (5)         (332)       --               --            --          (337)
Income tax benefit of non-qualified
   option exercises                                 --      --           194        --               --            --           194
                                             --------------------------------------------------------------------------------------
Balance December 31, 1997                    4,160,861     416         5,528        --               --        17,160        23,104

Net earnings (restated)                             --      --            --        --               --           979           979
Shares issued (Note 11)                         25,833       3            72        --               --            --            75
Shares repurchased & cancelled                 (26,611)     (3)         (144)       --               --            --          (147)
Income tax benefit of non-qualified
   option exercises                                 --      --            25        --               --            --            25
                                             --------------------------------------------------------------------------------------
Balance December 31, 1998 (restated)         4,160,083     416         5,481        --               --        18,139        24,036

Net earnings (restated)                             --      --            --        --               --           (55)          (55)
Shares issued (Note 11)                         32,950       3            72        --               --            --            75
Shares repurchased & cancelled              (1,447,800)   (141)          (24)       --               --        (4,716)       (4,881)
Reclassification to common stock of
   parent company held by
   subsidiary (restated)                       (78,000)     --            --        --             (559)          276          (283)
Income tax benefit of non-qualified
   option exercises                                 --      --            20        --               --            --            20
                                             --------------------------------------------------------------------------------------
Balance December 31,1999 (restated)          2,667,233    $278         5,549        --             (559)       13,644        18,912
                                             ======================================================================================

See accompanying notes to consolidated financial statements.

           AMERICAN PHYSICIANS SERVICE GROUP, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1999, 1998 and 1997

(1)  Summary of Significant Accounting Policies

     (a)  General

     These consolidated financial statements have been restated. See footnote 19 for additional information. American Physicians Service Group, Inc. through its subsidiaries, provides financial services that include brokerage and asset management services to individuals and institutions, and insurance services that consist of management services for malpractice insurance companies. The financial services business has clients nationally. Insurance management is a service provided primarily in Texas, but is available to clients nationally. Through a subsidiary, Syntera HealthCare Corporation ("Syntera"), the Company also provided medical practice management services to various OB/GYN practices in Texas. Syntera was sold on August 31, 1999. American Physicians Service Group, Inc. also owns space in the office building which serves as its headquarters. Through its real estate subsidiary it leases space that is surplus to its needs. During the three years presented in the financial statements, financial services generated 55% of total revenues and insurance services generated 34%.

     American Physicians Services Group, Inc. has two affiliates; Prime Medical Services, Inc., of which it owns approximately 14%, and Uncommon Care, Inc. ("Uncommon Care") of which it owns convertible preferred stock equivalent to a 34% ownership on a fully converted basis. Prime Medical is the country's largest provider of lithotripsy (non-invasive kidney stone fracturing) services. Uncommon Care develops and operates Alzheimers' care facilities.

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

     (c)  Principles of Consolidation

     The consolidated financial statements include the accounts of American Physicians Service Group, Inc. and of subsidiary companies more than 50% owned ("Company"). Investments in affiliated companies and other entities in which the Company's investment is less than 50% of the common shares outstanding and where the Company exerts significant influence are accounted for by the equity method. Investments in other entities in which the Company's investment is less than 20%, and in which it does not have the ability to exercise significant influence over operating and financial policies, are accounted for by the cost method.

     All significant intercompany transactions and balances have been eliminated from the accompanying consolidated financial statements.

           AMERICAN PHYSICIANS SERVICE GROUP, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1999, 1998 and 1997


(1)  Summary of Significant Accounting Policies, continued

     (d)  Revenue Recognition

     Investment services revenues related to securities transactions are recognized on a trade date basis. Asset management revenues are recognized monthly based on the amount of funds under management.

     Insurance services revenues related to management fees are recognized monthly as a percentage of the earned premiums of the managed company. The profit sharing component of these fees is recognized when it is reasonably certain that the managed company will have an annual profit, generally in the fourth quarter of each year. Expense reimbursements are recorded as a reduction in expenses.

     Consulting revenues result from the work of scientists and engineers in the areas of remedial investigations, remediation engineering, air and water quality analysis, regulatory compliance, solid waste engineering, litigation support/ expert testimony and industrial hygiene and safety. Substantially all of the projects in these areas are undertaken on a time and expenses basis. Clients are billed, and revenue is recognized, monthly based on hours worked and expenses incurred toward completing the assignments.

     Real estate rental income is recognized monthly over the term of the lease. Costs of leasehold improvements are capitalized and amortized monthly over the term of the lease.

     Physician practice management revenue consists of management fees which are contractually agreed upon and are paid monthly.

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

     Investments in the common stock of companies not accounted for using the equity method and for which there is no readily determinable fair value will be evaluated for impairment in the event of a material change in the underlying business. Such evaluation takes into consideration the Company's intent and time frame to hold or to dispose of the investment and takes into consideration available information, including recent transactions in the stock, expected changes in the operations or cash flows of the investee, or a combination of these and other factors.

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

     (l)  Notes Receivable

     Notes receivable are recorded at cost, less allowances for doubtful accounts when deemed necessary. Management, considering current information and events regarding the borrowers ability to repay their obligations, considers a note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. Impairment losses are included in the allowance for doubtful accounts through a charge to bad debt expense. The present value of the impaired loan will change with the passage of time and may change because of revised estimates of cash flows or timing of cash flows. Such value changes shall be reported as bad debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that would be reported. No interest income is accrued on impaired loans. Cash receipts on impaired loans are recorded as reductions of the principal amount.

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

           AMERICAN PHYSICIANS SERVICE GROUP, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1999, 1998 and 1997


(2)  Management Fees and Other Receivables

     Management fees and other receivables consist of the following:

                                                                              December 31,
                                                                       1999                   1998
                                                                       ----                   ----
         Management fees receivable                                  $304,000               $501,000
         Trade accounts receivable                                    778,000                173,000
         Less: allowance for doubtful accounts
                                                                      (20,000)                (8,000)
         Accrued interest receivable                                  162,000                 21,000
         Other receivables, physician practice
              management                                                   --                158,000
         Other receivables                                            120,000                281,000
                                                                   ----------             ----------
                                                                   $1,344,000             $1,126,000
                                                                   ==========             ==========

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

           AMERICAN PHYSICIANS SERVICE GROUP, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1999, 1998 and 1997

     (3)  Notes Receivable

     Notes receivable consist of the following:

                                                                                                             December 31,
                                                                                                             ------------
                                                                                                       1999              1998
                                                                                                       ----              ----
     Reagan Publishing Company

This unsecured note had an original rate of 7% and a maturity of December 31,
1997. The borrower defaulted in 1998 and the Company litigated. The Company
collected $41,000 as payment in full during 1999.                                                        --        $   156,000

     Consolidated Eco-Systems, Inc.
This note  originated on November 26, 1996 in the amount of $3,300,000.
The Company  declared the note in default in 1998 and negotiated multiple restructuring  agreements  thereafter.  In 1999, the Company foreclosed
100% of the assets of Eco-Systems (See note 18).                                                         --          3,709,000

     FemPartners, Inc. (Formerly Syntera HealthCare Corporation)

Upon the merger of Syntera HealthCare Corporation with FemPartners, APS restructured the line of credit, which now bears interest at 8%. Payments are interest only, paid quarterly through November 30, 2001. Quarterly combined principal and interest payments begin December 1, 2001 and continue through
September 1, 2004, at which time the total outstanding balance is due. The maturity date of this note can be accelerated if FemPartners conducts an initial public offering or other public sale of its common stock. If such occurs, the note shall mature and become due and payable the latter of September 1, 2002 or the 5th business day after the date of such initial public offering or other
public sale.                                                                                      2,193,000                 --

     Employees

Three employees have loans from the Company as employment inducements, totaling
$200,000. The notes are non-interest bearing and are being forgiven and amortized monthly over three to four year periods. The notes are due and payable should the employees terminate employment. A fourth employee note in the amount of $50,000 was issued in December 1999 and paid in full on March 2, 2000. In addition, loans totaling $86,000 were granted to a key employee for advanced education fees. $20,000 is due June 30, 2000 while an additional $32,850 payment is due at June 30, 2003 and 2004, respectively. The latter two notes are forgivable in the amount of approximately $14,000 on each December 31st that the
employee is employed by the Company beginning in 2000 and continuing through 2004.                  336,000            437,000
                                                                                                 ----------        -----------
                                                                                                  2,529,000          4,302,000
Less allowance for doubtful accounts                                                               (193,000)        (1,144,000)
                                                                                                 ----------        -----------
                                                                                                  2,336,000          3,158,000
Less current portion                                                                                270,000            196,000
                                                                                                 ----------        -----------
Long term portion                                                                                $2,066,000        $ 2,962,000
                                                                                                 ==========        ===========

           AMERICAN PHYSICIANS SERVICE GROUP, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1999, 1998 and 1997

(3)  Notes Receivable, continued

     On September 30, 1996, the Company invested $3,300,000 in common stock of Exsorbet Industries, Inc. ("Exsorbet") (NASDAQ:EXSO) with a put option. Exsorbet was a diversified environmental and technical services company. On November 26, 1996, the Company exercised its put in exchange for a $3,300,000 note receivable from Exsorbet. The note was secured by the shares that were subject to the put option plus all the stock and substantially all of the assets of Eco Acquisition, Inc. ("Eco-Systems"), a wholly owned subsidiary of Exsorbet. Subsequently, Exsorbet became known as Consolidated Eco-Systems, Inc. ("Con-Eco"). Prior to the foreclosure discussed below, this note had been restructured in November, 1997 and again in March, 1999.

     On June 17, 1998 the Company filed suit against Con-Eco, and its directors and officers alleging breach of contract, negligent misrepresentation and conspiracy. In February 1999 the Company settled the litigation related to the directors and officers of Con-Eco. The Company recovered $950,000 for the full release of all claims against the directors of Con-Eco. This payment was applied against the outstanding debt.

     In April, 1999, the Company's wholly owned subsidiary, APS Consulting ("APS Consulting"), foreclosed on the stock of Eco-Systems. Prior to the foreclosure, the Company had entered into a settlement agreement with Con-Eco to resolve the litigation described above. In connection with this agreement, Con-Eco had the right to purchase back the business of Eco-Systems for a nominal amount if it complied with the following terms:

     (1)  Con-Eco would pay American Physicians $375,000 within 18 months.

     (2)  Con-Eco could not declare bankruptcy during the 18 month period.

     (3) Con-Eco would pay to American Physicians' 75% of the proceeds from any litigation recovery against an investment banking firm.

     (4) Con-Eco would pay the balance of the restructured $2.5 million note with interest on the due date of the note.

     American Physicians' management expected that its ownership of Eco-Systems stock would be temporary based on management's assessment of Con-Eco's net worth, cash flow, and prospects for securing additional financing. Management believed that Con-Eco would meet the revised terms and reacquire the Eco-Systems stock for a nominal payment. Accordingly, the Company did not initially consolidate the operations of APS Consulting. In addition, the Company dismissed its lawsuit against Con-Eco, but retained the right to reinstitute the litigation at a later date.

     Subsequently, on September 1, 1999, the Company concluded that it was not probable that Con-Eco would exercise its option to reacquire the stock and began consolidating APS Consulting (see Note 18). The acquisition was recorded using the purchase method of accounting. Prior to the foreclosure described above, American Physicians wrote off to bad debt expense a total of $1,293,000 in 1999 related to the restructured Con-Eco note bringing the total write off related to this note since inception to $2,174,000.

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

     Following a renegotiation of the debt in November 1997, Con-Eco defaulted on the note and the Company took a $488,000 charge to earnings. Con-Eco's stock was delisted during 1998 and the Company considered the loan to be impaired. At December 31, 1998 this note totaled $3,709,000 with a valuation allowance allocated to this note of $880,000 and at December 31, 1997 it totaled $3,788,000 with a valuation allowance of $488,000.

A reconciliation of the allowance for impairment of all notes receivable follows:

                                                             Year Ended December 31,

                                                     1999               1998           1997
                                                                                     C>
Balance at the beginning of the period           $ 1,144,000         $  653,000      $     --
Amounts charged off                               (2,437,000)          (100,000)      (76,000)
Additional provision                               1,486,000            591,000       729,000
                                                 -----------         ----------      --------
Balance at the end of period                     $   193,000         $1,144,000      $653,000
                                                 ===========         ==========      ========

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

     Trading Account Securities
     --------------------------

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

(5)  Property and Equipment

     Property and equipment consists of the following:

                                                                       December 31,
                                                          -------------------------------------
                                                             1999                       1998
                                                          ----------                 ----------
     Office condominium                                   $1,574,000                 $1,796,000
     Furniture and equipment                               2,582,000                  3,801,000
                                                          ----------                 ----------
                                                           4,156,000                  5,597,000
     Accumulated depreciation and
          amortization                                     2,336,000                  3,330,000
                                                          ----------                 ----------
                                                          $1,820,000                 $2,267,000
                                                          ==========                 ==========

           AMERICAN PHYSICIANS SERVICE GROUP, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1999, 1998 and 1997


(5)  Property and Equipment, continued

     The Company owns approximately 53,000 square feet in the condominium building in which its principal offices are located. The Company, its subsidiaries and affiliate occupy approximately 31,000 square feet and the remainder is leased to third parties. Rental income received from third parties during the years ended December 31, 1999, 1998 and 1997 totaled approximately $255,000, $355,000 and $385,000 respectively. Future minimum lease payments to be received under the terms of the office condominium leases are as follows: 2000 - $369,000; 2001 -$327,000; 2002 - $238,000;
     2003 - $153,000; and 2004 - $78,000.

(6)  Accrued Expenses and Other Liabilities

     Accrued expenses and other liabilities consists of the following:

                                                                  1999                       1998
                                                             -----------                  -----------
     APS Systems disposition costs
     (discontinued operations)                               $    10,000                  $ 1,026,000
     Taxes payable - other                                       160,000                      115,000
     Deferred income                                             528,000                      740,000
     Contractual/legal claims                                  1,409,000                    1,085,000
     Vacation payable                                            116,000                      134,000
     Funds held for others                                       402,000                       20,000
     Physician practice management                                    --                      171,000
     Other                                                       298,000                           --
                                                             -----------                  -----------
                                                             $ 2,923,000                  $ 3,291,000
                                                             ===========                  ===========

(7)  Notes Payable

     The Company has a $7,500,000 line of credit with Bank of America, N. A. The Company has pledged shares of Prime Medical to the bank as funds are advanced under the line. Funds advanced under the agreement were $3,275,000 at December 31, 1999. Funds advanced under the agreement will bear interest at the prime rate less 1/4%. The unused portion of the line carries a 1/4% commitment fee. All interest is to be paid quarterly. Any outstanding principal is to be paid at maturity in February 2001.

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

     AMERICAN PHYSICIANS SERVICE GROUP, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1999, 1998 and 1997

(8)      Commitments and Contingencies

         In connection with the development of Syntera HealthCare Corporation, the Company entered into Share Exchange Agreements ("Agreements") with the physician shareholders of Syntera. The Agreements provide that the Syntera shareholders may, at their option, exchange their shares for a fixed dollar amount of the Company's common stock in the event that the Syntera shares are not publicly traded by certain dates. The Company has the option of purchasing any or all of the shares at the weighted average dollar amount of $5.26 per share rather than exchanging for its common stock. As a result of Syntera's merger with FemPartners, Inc. in 1999, the Syntera shares were converted to FemPartners shares, with such shares retaining all of the conversion features. These shares begin to become eligible to exchange in the first quarter of 2000 and continue to become eligible into the first quarter of 2002. Most of the agreements were modified at the time of merger to also allow cash or the Company's shares of Prime to be used in the exchange, at the Company's option. The Company does not presently intend to exchange any shares of Prime Medical. The exchanges, whether for cash, or the shares of American Physicians will increase the Company's investment in FemPartners by the amount of the cash or the fair value of the stock consideration, as indicated by NASDAQ Stock Market prices on the exchange dates. Exchanges for the common stock of American Physicians will be accounted for as a re-issuance of treasury stock. Should all eligible FemPartners shares (248,000) be presented for exchange and the Company elected to purchase the shares for cash, the amount would be approximately $3,900,000. If the Company elected to issue its common shares, the quantity would be determined by the market price of its shares at the time of the exchange. For example, at the closing price at December 31, 1999 ($3.688) approximately 1,100,000 shares would be issued in the exchange. Since it is unknown how many, if any, of the shares will be presented for exchange or what the value of privately-held FemPartners shares will be in the future, the Company has made no provision related to potential exchanges in its financial statements. The Company will record the effect, if any, of share exchanges in the quarter in which it is notified by FemPartners shareholders of their intent to exchange.

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

           AMERICAN PHYSICIANS SERVICE GROUP, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1999, 1998 and 1997


(8)      Commitments and Contingencies, continued

         The Company has guaranteed the future yield of a customer's investment portfolio beginning in January 1995 for up to a five and one-half year period. In 1995, the Company established a liability and charged to expense $1,200,000 for potential losses resulting from this guarantee. This allowance was adjusted to $1,040,000 in 1996, $1,084,000 in 1998, and $1,000,000 in 1999 as the expected value of the portfolio changed. The initial expense and subsequent adjustments were estimated at each reporting period by comparing the current market value of the portfolio, the expected yield over the remaining time, and the known required value at the settlement date.

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

(9)      Income Taxes

         Income tax expense (benefit) consists of the following:

                                                                           Year Ended December 31,
                                                             ------------------------------------------------------
                                                               1999                   1998                  1997
                                                               ----                   ----                  ----
              Continuing Operations
              Federal
                Current                                        $(245,000)             $332,000           $1,394,000
                Deferred                                          88,000               107,000              777,000
              State                                               40,000               132,000              170,000
              Discontinued Operations                            153,000               171,000             (479,000)
                                                               ---------              --------           ----------
                                                               $  36,000              $742,000           $1,862,000
                                                               =========              ========           ==========

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

           AMERICAN PHYSICIANS SERVICE GROUP, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1999, 1998 and 1997


(9)      Income Taxes, continued

                                                                         Year Ended December 31,
                                                              --------------------------------------------------
                                                                 1999                 1998                1997
                                                                 ----                 ----                ----
         Expected   federal   income  tax  expense
          (benefit)                                           $  (6,000)            $585,000          $1,556,000
         State taxes                                             40,000              132,000             170,000
         Other, net                                               2,000               25,000             136,000
                                                              ---------             --------          ----------
                                                              $  36,000             $742,000          $1,862,000
                                                              =========             ========          ==========

         The tax effect of temporary differences that gives rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:


                                                                                   Year Ended December 31,
                                                                               ----------------------------
                                                                                 1999               1998
                                                                                 ----               ----
        Deferred tax assets:
        Net operating loss carryforwards                                   $    172,000        $    186,000
        Accrued expenses                                                        537,000             774,000
        Accounts  receivable,  principally  due to allowance  for
         doubtful accounts                                                       96,000              94,000
        Deferred income                                                         (26,000)           378,000
        Market value allowance                                                    2,000              17,000
        Investment  in Uncommon  Care due to use of equity method
         for financial reporting                                              1,031,000             292,000

        Other                                                                    56,000              48,000
                                                                           ------------        ------------
        Total gross deferred tax assets                                       1,868,000           1,789,000

             Less valuation allowance                                          (172,000)           (186,000)
                                                                           ------------        ------------
             Net deferred tax assets                                          1,696,000           1,603,000
                                                                           ------------        ------------
        Deferred tax liabilities:
        Investment in Prime Medical Services,  Inc. due to use of
         equity method for financial reporting                               (2,730,000)         (2,474,000)

        Capitalized expenses, principally due to deductibility
         for tax purposes                                                       (32,000)            (32,000)
                                                                           ------------        ------------
             Total gross deferred tax liabilities                            (2,762,000)         (2,506,000)
                                                                           ------------        ------------
             Net deferred tax liability                                    $ (1,066,000)       $   (903,000)
                                                                           ============        ============

           AMERICAN PHYSICIANS SERVICE GROUP, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1999, 1998 and 1997

(9)      Income Taxes, continued

         The net change in the total valuation allowance for the years ended December 31, 1999 and 1998 was a decrease of $14,000 and $2,000, respectively. The management believes that the valuation allowance at December 31, 1999 is necessary due to uncertainties regarding the use of the net operating loss carryforwards from separate return years of a subsidiary acquired in 1997.

         At December 31, 1999, net operating loss carryforwards available to reduce future taxable income amounted to approximately $505,000 and expire in 2011 and 2012.

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asses will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences net of existing valuation allowances at December 31, 1999 and 1998.

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

                                                       Year Ended December 31,
                                                ------------------------------------------------------
                                                       1999                1998              1997
                                                ----------------     ------------         ------------
         Pro forma net earnings (loss)                 $(609,000)        $244,000           $1,989,000
         Pro forma earnings (loss) per share

                                       - basic             (0.19)            0.06                 0.48
                                       - diluted           (0.19)            0.04                 0.46

         The fair value of the options used to compute the pro forma amounts is estimated using the Black Scholes option-pricing model with the following assumptions:

                                                           1999              1998             1997
                                                          ------            ------           -----
                        Risk-free interest rate             5.60%           5.21%             6.16%
                        Expected holding period             3.90 years      3.90 years        3.90 years
                        Expected volatility                 .689            .401              .480
                        Expected dividend yield              -0-             -0-               -0-

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

           AMERICAN PHYSICIANS SERVICE GROUP, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1999, 1998 and 1997



(11)     Stock Options, continued

                                                                     Year Ended December 31,
                              ------------------------------------------------------------------------------------------
                                            1999                                1998                     1997
                              ------------------------------         -----------------------     -----------------------
                                                 Weighted                         Weighted                    Weighted
                                                  Average                          Average                     Average
                                                 Exercise                         Exercise                    Exercise
                                    Shares         Price             Shares         Price         Shares        Price
                                    ------         -----             ------         -----         ------        -----
Balance at January 1                1,345,000           6.36          774,000          $6.60       651,000         $5.64
Options granted                       215,000           4.01          597,000           5.92       293,000          9.32
Options exercised                      33,000           2.28           26,000           2.90       165,000          1.92
Options forfeited/expired             245,000           6.30               --             --         5,000          7.13
Balance at December 31              1,282,000           6.09        1,345,000           6.36       774,000          6.60
                                    =========           ====        =========          =====       =======         =====
Options exercisable                   668,000           6.72          460,000          $6.44       244,000         $5.84
                                    =========           ====        =========          =====       =======         =====

         The weighted average fair value of Company stock options, calculated using the Black Scholes option pricing model, granted during the years ended December 31, 1999, 1998 and 1997 is $2.23, $2.33 and $2.68 per
         option, respectively.

         The following table summarizes the Company's options outstanding and exercisable options at December 31, 1999:

                                               Stock Options                          Stock Options Exercisable
                                                Outstanding
                         --------------------------------------------------------------------------------------
                                                 Average        Weighted                             Weighted
                                                Remaining       Average                              Average
          Range of                             Contractual      Exercise                             Exercise
       Exercise Prices          Shares            Life           Price             Shares             Price
       ---------------          ----------     ------------      --------          -----------       --------
        $3.25 to $5.00             487,000        3.7 years        $ 3.93              170,000          $ 3.76
        $5.01 to $7.75             617,000        2.8 years        $ 6.71              322,000          $ 6.57
        $7.76 to $10.50            178,000        1.5 years        $ 9.85              176,000          $ 9.87
                                 ---------                                             -------

        Total                    1,282,000                                             668,000
                                 =========                                             =======

(12)     Discontinued Operations

         The Company, through its majority owned subsidiary, Syntera, had previously managed medical practices. The Company initially invested in Syntera in late 1997. Syntera was acquired by FemPartners in August 1999 and the results of operations have been restated to reflect the operations of Syntera as discontinued operations in the accompanying consolidated financial statements.

           AMERICAN PHYSICIANS SERVICE GROUP, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1999, 1998 and 1997

(12)     Discontinued Operations, continued

         Assets and liabilities of the discontinued medical practice management segment as of December 31, 1998 are reflected on a consolidated basis in the accompanying consolidated balance sheet and are summarized as follows (in thousands):

                           Patient receivables                        $   2,095
                           Other receivables                                158
                           Prepaid and other current assets                  97
                           Fixed assets, net of depreciation                614
                           Management service contracts                   4,557
                           Other assets                                     261
                           Trade accounts payable                          (423)
                           Accrued expenses                                (171)
                           Minority interest                             (2,634)
                                                                      ---------
                           Net assets                                 $   4,554
                                                                      =========

         Summary operating data for Syntera is as follows:

                                                        Year Ended December 31,
                                              ------------------------------------------------------
                                                   1999                  1998               1997
                                              ------------            --------            ----------
         Medical Practice Management
         Revenues                                   $3,481              $2,962                 $189
         Medical Practice Management
         Expenses                                   (3,824)             (3,581)                (697)
         Other Income                                   14                  82                   48
         Minority Interest                              92                 170                  114
              Net Loss                                (237)               (367)                (346)

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

         Net assets/(liabilities) of the discontinued computer systems and software segment as of December 31, 1999 consisted of the following:

                      Cash and cash investments            $ 31,000
                      Trade accounts receivable               9,000
                      Intercompany receivables                1,000
                      Accrued expenses                      (16,000)
                                                          ---------
                      Net assets                           $ 25,000
                                                          =========

         Summary operating data for the year ended December 31, 1999 is as follows (in thousands):

                      Total revenue                        $    266
                      Cost of sales                             (12)
                      Other operating expenses                 (296)
                      (Allowance) reversal of allowance
                           for future client support            492
                      Income taxes                             (153)
                                                           --------
                      Net income                           $    297
                                                           ========



(13)     Investment in Affiliates

         On October 12, 1989, the Company purchased 3,540,000 shares (42%) of the common stock of Prime Medical Services, Inc. ("Prime Medical"). Members of the Company's Board currently serve as two of the seven directors of Prime Medical, and Mr. Hummel, executive vice president and chief operating officer of Prime Medical, is a member of the Company's Board of Directors. Prime Medical provides non-medical management services to lithotripsy centers. In conjunction with the acquisition of additional lithotripsy operations in June 1992, October 1993, and May 1996, the outstanding shares of Prime Medical increased. These increases, the sale of Prime Medical shares owned by the Company under an option agreement, the repurchase by Prime Medical of its own shares, and the exchange of Prime Medical shares for common stock of the Company, in the aggregate, have reduced the Company's ownership to 14% of the outstanding common stock of Prime Medical.

           AMERICAN PHYSICIANS SERVICE GROUP, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1999, 1998 and 1997

(13)      Investment in Affiliates, continued

          The Company's investment in Prime Medical is accounted for using the equity method, as the Company continues to exercise significant influence over operating and financial policies, primarily through the Board of Directors and senior officers. Two of Prime Medical's seven member board are also members of American Physicians' board. Mr. Shifrin is CEO of American Physicians and chairman of the board of both companies. Mr. Hummel is a director of American Physicians and is CEO and President of Prime Medical. Mr. Searles is a director of both companies. American Physicians continues to be Prime's largest shareholder. According to information in Prime's most recent Proxy statement, American Physicians and its two directors who are also Prime directors have 18.5% beneficial ownership in Prime. The 2,344,000 shares of Prime Medical common stock held by the Company had an approximate market value of $21,387,000 (carrying amount of $12,096,000) at December 31, 1999 based on the market closing price of $9.125 per share.

          At December 31, 1999 and 1998, the Company's retained earnings included undistributed earnings, net of deferred tax, of Prime Medical totaling $7,058,000 and $5,583,000, respectively.

          The condensed balance sheet and statement of operations for Prime Medical follows (in thousands):

           Condensed balance sheet at December 31, 1999 and 1998:
           ------------------------------------------------------

                                                         1999           1998
                                                         ----           ----
               Current assets                          $ 58,012       $ 70,006
               Long-term assets                         188,815        171,320
                                                       --------       --------
               Total assets                             246,827        241,326
                                                       ========       ========
               Current liabilities                      $20,493        $28,465
               Long-term liabilities                    129,651        123,111
               Shareholders' equity                      96,683         89,750
                                                       --------       --------
               Total liabilities and equity            $246,827       $241,326
                                                       ========       ========

           Condensed statement of operations for the years ended December 31,
           ------------------------------------------------------------------
           1999 and 1998
           -------------

                                                         1999           1998
                                                         ----           ----
              Total revenue                            $112,174       $104,636
                                                       ========       ========
              Net income                               $ 15,039       $ 10,794
                                                       ========       ========

           AMERICAN PHYSICIANS SERVICE GROUP, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1999, 1998 and 1997

(13)      Investment in Affiliates, continued

          On January 1, 1998 the Company invested approximately $2,078,000 in the Convertible Preferred Stock of Uncommon Care. Uncommon Care is a developer and operator of dedicated Alzheimer's care facilities. The preferred shares owned by the Company are convertible into approximately a 34% common stock interest in the equity of Uncommon Care on a fully converted basis. The Company's investment entitles it to vote in certain instances and to elect two of the five members of the board of directors of Uncommon Care. In addition, pursuant to a shareholders agreement between Uncommon Care and its shareholders, one of the directors elected by the holders of the preferred stock must consent to Uncommon Care's taking certain important corporate actions specified in the shareholders agreement. As a result, APSG accounts for this investment on the equity method. See discussion of restatement in Note 19.

          The Company has applied the guidance of EITF 99-10, specifically the percentage of ownership method, in applying the equity method to its investment in Uncommon Care. Uncommon Care's common stock equity had been reduced to zero prior to the Company's investment and, accordingly, the Company has recognized 100% of the losses of Uncommon Care based on its ownership of 100% of Uncommon Care's preferred stock equity. At December 31, 1999 and 1998, the Company's consolidated retained earnings included losses of Uncommon Care totaling $1,742,000 and $566,000 respectively.

          The condensed balance sheets and statements of operations for Uncommon Care follows (in thousands):

                    Condensed balance sheets at December 31, 1999 and 1998:
                    -------------------------------------------------------

                                                           1999        1998
                                                           ----        ----
               Current assets                            $   142      $  103
               Long-term assets                           13,859       7,831
                                                         -------      ------
                    Total assets                         $14,001      $7,934
                                                         =======      ======
               Current liabilities                         1,130         789
               Long-term liabilities                      13,189       6,026
               Shareholders' equity (deficit)               (318)      1,119
                                                         -------      ------
                    Total liabilities and equity         $14,001      $7,934
                                                         =======      ======

           AMERICAN PHYSICIANS SERVICE GROUP, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1999, 1998 and 1997

(13)      Investment in Affiliates, continued

          Condensed statements of operations for the years ended December 31, 1999 and 1998 follow (in thousands):

                                            1999                  1998
                                            ----                  ----
               Total revenue              $ 2,743                $1,478
                                          =======                ======
               Net loss                   $(2,173)               $ (858)
                                          =======                ======

          The Company has extended three lines of credit to Uncommon Care, Inc. The first is to a maximum amount of $2,400,000. The note is interest only at 10%, payable quarterly. The note matures June 30, 2005, at which time all principal and accrued but unpaid interest are due. The second is to a maximum of $1,250,000 with interest at 12%, payable semi-annually. The note matures April 30, 2000, but may be extended until November 30, 2001. The maturity may be accelerated by Uncommon Care securing certain equity capital. The third is to a maximum of $1,200,000 with interest at 10%, payable semi-annually. The note matures the earlier of September 30, 2001, or upon Uncommon Care securing certain equity capital. Advances under the lines are subject to Uncommon Care meeting certain qualifications at the date of each advance request. Amounts outstanding under these lines of credit and December 31, 1999 and 1998 are as follows (in thousands):

                                                                    1999   1998
                                                                    ----   ----
          Revolving Line of Credit: This note is unsecured with a
          maximum of $1,250,000. The note is interest only at
          12%, payable semi-annually. The note matures April 30,
          2000, but may be extended until November 30, 2001.
          Maturity may be accelerated if the borrower obtains
          specific levels of equity financing. The borrower may
          at that time pay off the loan in full or convert it
          into non-voting preferred stock of the borrower.           730     --

          Revolving Line of Credit: This note is secured by
          substantially all of the assets of Uncommon Care and is
          subordinated to bank loans for various real estate
          purchases. The maximum allowed on this note is
          $2,400,000. This note is interest only at 10%, payable
          quarterly. Any outstanding principal is due June 30,
          2005.                                                    2,141    745

          Various officers and directors of the Company participated in the $2,400,000 line of credit to Uncommon Care. For financial purposes this participation has been treated as a secured borrowing. In the aggregate these officers and directors contributed approximately $259,000 to fund a 10.8% interest in the loan. They participated in the loan under the same terms as the Company.

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

          Real Estate income is derived from the leasing of office space.

          Corporate is the parent company and derives its income from interest and investments.

          Discontinued operations include medical software sales and medical practice management.

                                                                     1999                  1998                  1997
                                                                     ----                  ----                  ----
    Operating Revenues:
           Financial services                                 $10,835,000           $ 9,914,000           $ 5,726,000
           Insurance services                                   4,683,000             5,655,000             6,287,000
           Consulting                                             768,000                    --                    --
           Real estate                                            853,000               865,000               867,000
           Corporate                                            4,475,000             1,721,000               982,000
                                                              -----------           -----------           -----------
                                                              $21,614,000           $18,155,000           $13,862,000
                                                              ===========           ===========           ===========
    Reconciliation to Consolidated Statement of
     Earnings:

           Total segment revenues                             $21,614,000           $18,155,000           $13,862,000
           Less:   intercompany profits                          (143,000)             (152,000)             (163,000)
                   intercompany dividends                      (2,720,000)           (1,600,000)             (634,000)
                                                              -----------           -----------           -----------
                  Total Revenues                              $18,751,000           $16,403,000           $13,065,000
                                                              ===========           ===========           ===========
    Operating Profit (Loss):
           Financial services                                 $   998,000           $   810,000           $   372,000
           Insurance services                                      40,000             1,437,000             2,385,000
           Consulting                                              58,000                    --                    --
           Real estate                                            305,000               338,000               362,000
           Corporate                                              764,000              (187,000)             (389,000)
                                                              -----------           -----------           -----------
                                                              $ 2,165,000           $ 2,398,000           $ 2,730,000
                                                              ===========           ===========           ===========
    Reconciliation to Consolidated Statement of
     Earnings:

           Total segment operating profits                      2,165,000             2,398,000             2,730,000
           Less:   intercompany dividends                      (2,720,000)           (1,600,000)             (634,000)
                   other                                               --                    --               (25,000)
                                                              -----------           -----------           -----------
                  Operating Income (loss)                     $  (555,000)          $   798,000           $ 2,071,000

           AMERICAN PHYSICIANS SERVICE GROUP, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1999, 1998 and 1997

(14)      Segment Information, continued

                                                               1999                  1998                  1997
                                                               ----                  ----                  ----
    Equity in earnings of affiliates                              320,000               966,000             2,360,000
    Gain on sale of interest in subsidiary                             --                    --             1,899,000
                                                              -----------           -----------           -----------
    Earnings (loss) from continuing operations
         before income taxes and minority interests
                                                                 (235,000)            1,764,000             6,330,000
    Income tax expense                                           (117,000)              571,000             2,341,000
    Minority interests                                              5,000              (178,000)             (175,000)
                                                              -----------           -----------           -----------
    Earnings (loss) from continuing operations                   (113,000)            1,015,000             3,814,000
                                                              -----------           -----------           -----------
    Net profit (loss) from discontinued
         operations, net of income tax                             58,000               (36,000)           (1,276,000)
                                                              -----------           -----------           -----------
    Net earnings (loss)                                       $   (55,000)          $   979,000           $ 2,538,000
                                                              ===========           ===========           ===========
    Identifiable assets:
    Financial Services                                        $ 4,424,000           $ 3,964,000           $ 2,346,000
    Insurance Services                                          1,281,000             1,640,000             2,585,000
    Consulting                                                  1,155,000                    --                    --
    Real Estate                                                 1,286,000             1,324,000             1,283,000
    Corporate:
    Investment in and advances to equity method
         investees                                             14,015,000            15,054,000            11,265,000
    Other                                                       7,602,000             5,526,000             8,556,000
    Discontinued Operations                                        72,000             7,988,000             6,617,000
                                                              -----------           -----------           -----------
                                                              $29,835,000           $35,496,000           $32,652,000
                                                              ===========           ===========           ===========
    Capital expenditures:
    Financial Services                                        $    47,000           $    55,000           $   154,000
    Insurance Services                                             44,000                44,000                33,000
    Consulting                                                         --                    --                    --
    Real Estate                                                   129,000                58,000                    --
    Corporate                                                     193,000                49,000                26,000
    Discontinued Operations                                            --                    --                99,000
                                                              -----------           -----------           -----------
                                                              $   413,000           $   206,000           $   312,000
                                                              ===========           ===========           ===========

           AMERICAN PHYSICIANS SERVICE GROUP, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1999, 1998 and 1997


(14) Segment Information, continued

                                                              1999                  1998                  1997
                                                              ----                  ----                  ----
     Depreciation/amortization expenses:
     Financial Services                                     $413,000              $279,000              $118,000

     Insurance Services                                       94,000                90,000                90,000
     Consulting                                               31,000                    --                    --
     Real Estate                                             103,000               107,000               110,000
     Corporate                                                74,000                78,000                62,000
     Discontinued Operations                                  18,000                64,000                56,000
                                                            --------              --------              --------
                                                            $733,000              $618,000              $436,000
                                                            ========              ========              ========

     Revenues attributable to customers generating greater than 10% of the consolidated revenues of the Company:

             Insurance services
                 Company A                                $2,454,000            $3,970,000            $4,659,000

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

           AMERICAN PHYSICIANS SERVICE GROUP, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1999, 1998 and 1997


(15) Earnings Per Share, continued

                                                                     For the Year Ended December 31, 1999
                                                                     ------------------------------------
                                                                Income                Shares           Per-Share
                                                              (Numerator)          (Denominator)         Amount
                                                              -----------          -------------         ------
         Earnings (loss) from continuing operations           $ (113,000)

         Basic EPS
         Earnings (loss) available to common
             stockholders                                       (113,000)            3,142,000          $(.04)
                                                                                                        =====
         Effect of Dilutive Securities
         Options                                                      --                26,000
                                                              ----------             ---------
         Diluted EPS
         Earnings (loss) available to common
             stockholders and assumed conversions
                                                              $ (113,000)            3,168,000          $(.04)
                                                              ==========             =========          =====

                                                                  For the Year Ended December 31, 1998
                                                                  ------------------------------------
                                                                Income                   Shares        Per-Share
                                                              (Numerator)          (Denominator)         Amount
                                                              -----------          -------------         ------
         Earnings from continuing operations                  $ 1,015,000

         Basic EPS
         Earnings available to common stockholders              1,015,000            4,163,000          $ .24
                                                                                                        =====
         Effect of Dilutive Securities
         Options                                                       --               74,000
         Contingently issuable shares                             (76,000)             455,000
                                                              -----------            ---------
         Diluted EPS
         Earnings available to common stockholders
             and assumed conversions
                                                              $   939,000            4,692,000          $ .20
                                                              ===========            =========          =====

           AMERICAN PHYSICIANS SERVICE GROUP, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1999, 1998 and 1997


(15) Earning Per Share, continued


                                                                      For the Year Ended December 31, 1997
                                                                      ------------------------------------
                                                                 Income               Shares           Per-Share
                                                               (Numerator)         (Denominator)         Amount
                                                               -----------         -------------         ------
         Earnings from continuing operations                   $3,814,000

         Basic EPS
         Earnings available to common stockholders              3,814,000            4,106,000            $.93
                                                                                                          ====
         Effect of Dilutive Securities
         Options                                                       --              114,000
         Contingently issuable shares                             (18,000)              21,000
                                                               ----------            ---------
         Diluted EPS
         Earnings available to common stockholders
             and assumed conversions
                                                               $3,796,000            4,241,000            $.90
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

           AMERICAN PHYSICIANS SERVICE GROUP, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1999, 1998 and 1997


(17) Other Investments

     Other investments consists of the following investments:

                                                              1999
                                                           ----------
     Investment in FemPartners, Inc.                        3,824,000
     Investment in Probex                                     100,000
     Stock warrants in Probex                                  45,000
                                                           ----------
     Total                                                 $3,969,000
                                                           ==========

     Under the merger agreement with FemPartners, the Company may receive additional FemPartners shares if certain earnings targets are met and if there are no undisclosed liabilities. The Company does not believe that it will receive the shares related to the earnings targets. In the event that any contingent shares are received in the future, the Company does not plan to increase its carrying basis of the FemPartners stock due to the lack of reliable market information on this non-traded private stock.

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

(18) Acquisition Through Foreclosure

     Effective September 1, 1999 the Company began consolidating Eco-Systems as a wholly-owned subsidiary. The Company's basis in its investment, represents the remainder of the note due from Eco-Systems, which had been adjusted to its net present value of approximately $630,000 as of April, 1999. As discussed in note 3, Eco-Systems was acquired through foreclosure in April, 1999, however, the Company did not consolidate Eco-Systems for the period April through August, 1999 because it believed that control would be temporary. The Company has accounted for the transaction using the purchase method of accounting. Goodwill is amortized using the straight line method of amortization over a period of ten years. At December 31, 1999, the Company has amortized a total of $20,000.

           AMERICAN PHYSICIANS SERVICE GROUP, INC., AND SUBSIDIARIES
                  NOTEES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1999, 1998 and 1997


         Unaudited proforma combined income data for the years ended December 31, 1999 and 1998 of the Company, assuming the purchase was effective January 1, 1998 is as follows ($ in thousands, except per share data):

                                                        1999         1998
                                                        ----         ----

                   Total revenues                     $ 20,434     $ 19,819

                   Total expenses                       19,426       17,895
                                                      --------     --------

                   Net income                         $   (289)    $  1,358
                                                      ========     ========

                   Diluted earnings per share         $   (.09)    $    .29
                                                      ========     ========

(19)     Restatement

         The accompanying consolidated financial statements have been restated to reflect changes in accounting for Syntera and Uncommon Care.

         In the previously reported consolidated financial statements as of December 31, 1999 and 1998 and for the periods then ended, the Company had accounted for its ownership of Syntera on the equity method because of management's belief that majority control of Syntera was temporary based on management's initial business plan. This plan anticipated that the Company's ownership would decrease to a minority position as physician practices were acquired over a relatively short period of time. Syntera was not able to acquire the number of practices originally anticipated, accordingly Syntera has been consolidated in these restated consolidated financial statements. Syntera's business was distinct from other services offered by the Company and it had separate management that reported directly to the Company's CEO; accordingly, the results of operations of Syntera are reflected as loss from discontinued operations as Syntera was acquired by an unrelated company effective August 31, 1999. The Company's previously filed consolidated financial statements should have reflected Syntera as a discontinued operation beginning in late 1998 when management decided to dispose of the segment.

         In addition, in the previously reported consolidated financial statements as of December 31, 1999 and 1998 and for the periods then ended, the Company had accounted for its ownership of Uncommon Care on the cost basis. The restated consolidated financial statements account for the investment in Uncommon Care on the equity method. The change from the cost to the equity method is based on management's ability to exert significant influence over the operations of Uncommon Care.

           AMERICAN PHYSICIANS SERVICE GROUP, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1999, 1998 and 1997

A summary of the effects of these restatements on the accompanying consolidated financial statements is as follows (in thousands):

                                                  December 31, 1999                   December 31, 1998
                                                  -----------------                   -----------------

                                          As Previously                        As Previously
                                          -------------                        -------------
                                             Reported        As Restated         Reported         As Restated
                                             --------        -----------         --------         -----------
        Assets                               $32,924           $29,835            $33,126           $35,496
        Liabilities                           11,647            10,875              8,471             8,773
        Minority interest                         48                48                 53             2,687
        Shareholders' equity                  21,229            18,912             24,602            24,036

                                                     Year Ended                          Year Ended
                                                     ----------                          ----------
                                                  December 31, 1999                   December 31, 1998
                                                  -----------------                   -----------------

                                          As Previously                        As Previously
                                          -------------                        -------------
                                             Reported        As Restated         Reported         As Restated
                                             --------        -----------         --------         -----------
        Revenue                              $19,115           $18,751            $16,403           $16,403
        Operating income (loss)                 (384)             (555)               798               798
        Equity in earnings of
        unconsolidated affiliates              2,116               320              1,457               966
        Earnings (loss) from continuing
        operations                             1,116              (113)             1,214             1,015
        Net gain (loss) from
        discontinued operations                  297                58                331               (36)
        Net earnings (loss)                    1,413               (55)             1,545               979
        Earnings (loss) per
        common share:
           Basic:
             Continuing Operations           $  0.36           $ (0.04)           $  0.29           $  0.24
             Discontinued Operations         $  0.09           $  0.02            $  0.08           $ (0.01)
             Net Earnings                    $  0.45           $ (0.02)           $  0.37           $  0.23

           Diluted:
             Continuing Operations
             Discontinued Operations         $  0.35           $ (0.04)           $  0.24           $  0.20
             Net Earnings                    $  0.09           $  0.02            $  0.07           $ (0.01)
                                             $  0.45           $ (0.02)           $  0.31           $  0.19

           AMERICAN PHYSICIANS SERVICE GROUP, INC., AND SUBSIDIARIES
                  NOTEES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1999, 1998 and 1997

(19)     Restatement (continued)


                                                 Year Ended December 31, 1997
                                                 ----------------------------
                                                 As Previously
                                                 -------------
                                                    Reported   As Restated
                                                    --------   -----------
          Revenue                                    $13,065     $13,065
          Operating income                             2,071       2,071
          Equity in earnings of unconsolidated         2,014       2,360
               affiliates

          Earnings from continuing operations          3,468       3,814
          Net loss from discontinued operations         (930)     (1,276)
          Net earnings                                 2,538       2,538

           Earnings (loss) per common share:

             Basic:
                Continuing Operations                $  0.84     $  0.93
                Discontinued Operations              $ (0.22)    $ (0.31)
                Net Earnings                         $  0.62     $  0.62

              Diluted:
                Continuing Operations                $  0.81     $  0.90
                Discontinued Operations              $ (0.22)    $ (0.30)
                Net Earnings                         $  0.59     $  0.60