Form 10-Q/A
period 2000-03-31
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 2001-03-23
CIK 724024

=====================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q/A

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

                                NUMBER OF SHARES
                                 OUTSTANDING AT
     TITLE OF EACH CLASS                         APRIL 30, 2000
     --------------------                       ----------------
Common Stock, $.10 par value                        2,667,233

============================================================================

                                     PART I

                              FINANCIAL INFORMATION

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands)

                                                     Three Months Ended
                                                           March 31,
                                                   ------------------------
                                                      2000          1999
                                                   (Restated)    (Restated)
                                                   ----------    ----------
REVENUES:

  Financial services                                 $4,319        $2,909
  Insurance services                                  1,275         1,194
  Consulting                                            655            --
  Real estate                                           213           189
  Investments and other                                  40             5
                                                   ----------    ----------
    Total revenue                                     6,502         4,297

EXPENSES:

  Financial services                                  3,711         2,558
  Insurance services                                  1,275         1,346
  Consulting                                            589            --
  Real estate                                           139           141
  General and administrative                            436           441
  Interest                                               78            34
                                                   ----------    ----------
    Total expenses                                    6,228         4,520
                                                   ----------    ----------

Operating income (loss)                                 274          (223)

Equity in earnings of
  unconsolidated affiliates (Note 4)                      4           187
                                                   ----------    ----------
Earnings (loss) from continuing
  operations before income taxes
  and minority interest                                 278           (36)

Income tax expense (benefit)                            109           (15)

Minority interest                                         9            25
                                                   ---------      ---------
Earnings from continuing
  operations                                            178             4

Discontinued operations:
  Earnings from discontinued operations
   net of income tax of $0 and $28 in
   2000 and 1999, respectively.                          --            54

                                                   ----------    ----------
NET EARNINGS                                          $ 178          $ 58
                                                   ==========    ==========


See accompanying notes to consolidated financial statements

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
            CONSOLIDATED STATEMENT OF EARNINGS PER SHARE (UNAUDITED)

(In thousands, except per share amounts)

EARNINGS PER COMMON SHARE:

                                                      Three Months Ended
                                                           March 31,
                                                   ------------------------
                                                      2000           1999
                                                   (Restated)     (Restated)
                                                   ---------      ---------
Basic:
 Earnings from continuing
  operations                                         $ 0.07        $   --

 Discontinued operations                                 --          0.01
                                                   ---------     ---------
  Net earnings                                       $ 0.07          0.01
                                                   =========     =========

Diluted:
 Earnings from continuing
  opertions                                          $ 0.06            --

 Discontinued operations                                 --          0.01
                                                   ---------     ---------
  Net earnings                                       $ 0.06        $ 0.01
                                                   =========     =========


Basic weighted average shares outstanding             2,667         4,080
                                                   =========     =========

Diluted weighted average shares outstanding           2,750         5,133
                                                   =========     =========





See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


(In thousands)

                                             March 31,             December 31,
                                               2000                    1999
                                            (Restated)              (Restated)
                                           -------------          -------------
ASSETS

Current Assets:
  Cash and cash investments                      $3,194                 $2,275
  Cash - restricted                                  --                    376
  Trading account securities                        380                    348
  Management fees and other receivables           1,486                  1,344
  Notes receivable, net - current                   158                    270
  Deposit with clearing broker                    1,036                  1,042
  Receivable from clearing broker                   101                    147
  Prepaid expenses and other                        358                    279
  Federal income tax receivable                      --                    200
  Deferred income tax asset                         763                    633
                                           -------------          -------------
      Total current assets                        7,476                  6,914



Notes receivable, less current portion            2,066                  2,066
Property and equipment                            1,745                  1,820
Investment in and advances to
  affiliates (Note 4)                            13,608                 14,274
Other investments                                 3,972                  3,969
Goodwill                                            558                    573
Other assets                                        217                    219
                                           -------------          -------------
Total Assets                                    $29,642                $29,835
                                           =============          =============





See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

                                                 March 31,         December 31,
                                                   2000                 1999
                                                (Restated)          (Restated)
                                                -----------         -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable - trade                          $1,729               $1,242
  Payable to clearing broker                         1,003                  624
  Notes payable - short term                            --                   12
  Payable under loan participation
    agreements                                         259                  259
  Income taxes payable                                  22                   --
  Accrued incentive compensation                       311                  818
  Accrued expenses and other
     liabilities (Note 5)                            2,627                2,923
                                                 -----------        -----------
      Total current liabilities                      5,951                5,878
Net deferred income tax liability                    1,708                1,699
Notes payable - long term                            2,854                3,298
                                               -----------          -----------
      Total liabilities                             10,513               10,875

Minority interest                                       39                   48

Shareholders' Equity:
  Preferred stock, $1.00 par value,
    1,000,000 shares authorized                         --                   --
  Common stock, $0.10 par value, shares
    authorized 20,000,000; issued 2,667,233
    at 3/31/00 and 2,667,033 at 12/31/99               278                  278
  Additional paid-in capital                         5,549                5,549
  Retained earnings                                 13,822               13,644
  Less: Common stock of parent company
        held by a subsidiary                          (559)                (559)
                                               -----------          -----------
      Total shareholders' equity                    19,090               18,912

Total Liabilities and Shareholders' Equity         $29,642              $29,835
                                               ===========          ===========




See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)
                                                         Three Months Ended
                                                              March 31,
                                                      2000               1999
                                                   (Restated)         (Restated)
                                                  -----------        -----------
Cash flows from operating activities:

  Cash received from customers                        $6,317             $4,962
  Cash paid to suppliers and employees                (5,996)            (5,328)
  Change in trading account securities                   (62)               104
  Change in receivable from clearing broker              431                (62)
  Interest paid                                          (78)               (34)
  Income taxes paid                                       --               (330)
  Interest, dividends and other investment
    proceeds                                              98                 79
                                                  -----------        -----------
      Net cash provided by (used in)
        operating activities                             710               (609)

Cash flows from investing activities:

  Proceeds from sale of property and equipment            13                 --
  Payments for purchase property and equipment           (24)               (12)
  Discontinued operations                                 --                 98
  Funds loaned to others                                (670)            (2,503)
  Collection of notes receivable                       1,340                963
  Other                                                    7                (14)
                                                  -----------        -----------
    Net cash provided by/(used in)
      investing activities                               666             (1,468)

Cash flows from financing activities:

  Proceeds from borrowings                               307              1,600
  Payment of long term debt                             (764)                --
  Purchase/retire treasury stock                          --                (25)
                                                  -----------        -----------
    Net cash provided by/(used in)
      financiang activities                             (457)             1,575
                                                  -----------        -----------

Net change in cash and cash equivalents                 $919              ($502)
                                                  -----------        -----------

Cash and cash equivalents at beginning of period       2,275              3,214
                                                  -----------        -----------
Cash and cash equivalents at end of period            $3,194             $2,712
                                                  ===========        ===========





See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In thousands)
                                                          Three Months Ended
                                                                March 31,
                                                         2000            1999
                                                      ---------        ---------
                                                      (Restated)      (Restated)
Reconciliation of net earnings to net cash from operating activities:

Net earnings                                             $178               $58

Adjustments to reconcile net earnings to net cash from operating activities:

Depreciation and amortization                             157               150
Provision for bad debts                                   129                42
Earnings from discontinued operations                      --               (57)
Minority interest in consolidated earnings                 (9)              (25)
Undistributed earnings of affiliate                        51              (145)
Write-off of fixed assets                                   2                --
Change in federal income tax payable                      222              (405)
Provision for deferred tax asset                         (121)               92
Change in trading securities                              (62)              104
Change in payable to clearing broker                      431               (62)
Change in management fees & other receivables            (142)              669
Change in prepaids & other current assets                 (79)               79
Change in trade payables                                  863               (71)
Change in accrued expenses & other liabilities           (910)           (1,038)
                                                     ---------         ---------

   Net cash from operating activities                  $  710             ($609)
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

In the previously reported consolidated financial statements for the three month period ended March 31, 1999, the Company had accounted for its ownership of Syntera on the equity method because of management's belief that majority control of Syntera was temporary based on management's initial business plan. This plan anticipated that the Company's ownership would decrease to a minority position as physician practices were acquired over a relatively short period of time. Syntera was not able to acquire the number of practices originally anticipated, accordingly Syntera has been consolidated in these restated consolidated financial statements. Syntera's business was distinct from other services offered by the Company and it had separate management that reported directly to the Company's CEO; accordingly, the results of operations of Syntera are reflected as loss from discontinued operations as Syntera was acquired by an unrelated company effective August 31, 1999. The Company's previously filed consolidated financial statements should have reflected Syntera as a discontinued operation beginning in late 1998 when management decided to dispose of the segment.

In addition, in the previously reported consolidated financial statements as of March 31, 2000 and December 31, 1999 and for the three month periods ended March 31, 2000 and March 31, 1999, the Company had accounted for its ownership of Uncommon Care on the cost basis. The restated consolidated financial statements account for the investment in Uncommon Care on the equity method. The change from the cost to the equity method is based on management's ability to exert significant influence over the operations of Uncommon Care.

A summary of the effects of these restatements on the accompanying consolidated financial statements is as follows (in thousands):

                              March 31, 2000             December 31, 1999

                              --------------             -----------------

                        As Previously                 As Previously

                         Reported      As Restated      Reported     As Restated

                       -------------   -----------   -------------   -----------

Assets                     $ 33,020      $ 29,642        $ 32,661      $ 29,835

Liabilities                  11,462        10,513          11,647        10,875

Minority interest                39            39              48            48

Shareholders equity          21,519        19,090          20,966        18,912

                               Three Months Ended          Three Months Ended

                                 March 31, 2000              March 31, 1999

                               ------------------          ------------------

                       As Previously                 As Previously

                         Reported      As Restated      Reported     As Restated

                       -------------   -----------   -------------   -----------

Revenue                    $  6,557      $  6,502        $  4,371      $  4,297

Operating income (loss)         329           274            (149)         (223)

Equity in earnings
  of unconsolidated
  affiliates                    471             4             518           187

Earnings from
  continuing operations         523           178             268             4

Earnings from
  discontinued operations        --            --              63            54

Net earnings                    523           178             331            58

Earnings per common share:

  Basic:

    Continuing operations     $0.20         $0.07           $0.07          $ --

    Discontinued operations    $ --          $ --           $0.01         $0.01

    Net earnings              $0.20         $0.07           $0.08         $0.01

  Diluted:

    Continuing operations     $0.19         $0.06           $0.05          $ --

    Discontinued operations    $ --          $ --           $0.01         $0.01

    Net earnings              $0.19         $0.06           $0.06         $0.01


2. GENERAL

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

4.  EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES

At March 31, 2000 the Company owned 14.4% (2,344,000 shares) of the outstanding common stock of Prime Medical Services, Inc. ("Prime"). The Company records its pro-rata share of Prime's results on the equity method, as the Company continues to exercise significant influence over operating and financial policies, primarily through Board of Directors and senior officers. Two of Prime Medical's seven member board are also member of American Physicians' board. Mr. Shifrin is CEO of American Physicians and chairman of the board of both companies. Mr. Hummel is a director of American Physicians and is CEO and President of Prime Medical. Mr. Searles is a director of both companies. American Physicians continues to be Prime's largest shareholder. According to information in Prime's most recent Proxy statement, American Physicians and its two directors who are also Prime directors have 18.5% beneficial ownership in Prime. Prime is primarily in the business of providing lithotripsy and refractive vision surgery services. The common stock of Prime is traded in the over-the-counter market under the symbol "PMSI". Prime is a Delaware corporation which is required to file annual, quarterly and other reports and documents with the Securities and Exchange Commission, which reports and documents contain financial and other information regarding Prime. Such reports and documents may be examined and copies may be obtained from the offices of the Securities and Exchange Commission.

At March 31, 2000 the Company owned preferred shares of Uncommon Care, a developer and operator of dedicated Alzheimer's care facilities. The preferred shares owned by the Company are convertible into approximately a 34% common stock interest in the equity of Uncommon Care on a fully converted basis. The Company's investment entitles it to vote in certain instances and to elect two of the five members of the board of directors of Uncommon Care. In addition, pursuant to a shareholders agreement between Uncommon Care and its shareholders, one of the directors elected by the holders of the preferred stock must consent to Uncommon Care's taking certain important corporate actions specified in the shareholders agreement. As a result, APSG accounts for this investment on the equity method. The Company has applied the guidance of EITF 99-10, specifically the percentage of ownership method, in applying the equity method to its investment in Uncommon Care. Uncommon Care's common stock equity had been reduced to zero prior to the Company's investment and, accordingly, the Company has recognized 100% of the losses of Uncommon Care based on its ownership of 100% of Uncommon Care's preferred stock equity. At March 31, 2000 and 1999, the Company's consolidated retained earnings included losses of Uncommon Care totaling $2,032,000 and $797,000 respectively.

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

                                      For the Three Months Ended March 31, 2000
                                     ------------------------------------------
                                      Income          Shares          Per Share
                                    (Numerator)    (Denominator)        Amount

Earnings from
 continuing operations              $ 178,000

Basic EPS
 Earnings available to
    common stockholders               178,000        2,667,000            0.07

Effect of Dilutive Securities              --           83,000
                                      -------        ---------

Diluted EPS
 Earnings available to
    common stockholders and
    assumed conversions             $ 178,000        2,750,000            0.06
                                     ========        =========            ====



                                     For the Three Months Ended March 31, 1999
                                    -------------------------------------------
                                  Income (loss)         Shares         Per Share
                                   (Numerator)       (Denominator)      Amount
Earnings from
   continuing operations           $   4,000

Basic EPS
   Earnings available to
    Common stockholders                4,000           4,080,000         $0.00

Effect of dilutive securities
   Options                                --              32,000
   Contingently issuable shares      (14,000)          1,021,000
                                     --------          ---------

Diluted EPS
   Earnings (loss) available to
    common stockholders and
    assumed conversions            $ (10,000)          5,133,000         $0.00
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

8.       Segment Information

              The Company's segments are distinct by type of service provided. Comparative financial data for the three month periods ended March 31, 2000 and 1999 are shown as follows (in thousands):

                                                          March 31,
                                              ----------------------------------
                                                  2000                 1999
         Operating Revenues:                   ------------       --------------
             Financial services                      4,319               2,909
             Insurance services                      1,275               1,194
             Consulting                                655                  --
             Real estate                               263                 232
             Corporate                                  40                   5
                                                 ----------          ----------
                                                    $6,552              $4,340
                                                 ==========          ==========
         Reconciliation to Consolidated
           Statement of Earnings:

             Total segment revenues                 $6,552              $4,340
             Less:  Intercompany profits               (50)                (43)
                                                -----------          ----------
                  Total Revenues                    $6,502               $4,297
                                                ===========           =========

    -------------------

    Operating Profit (Loss)
        Financial services                             595                 349
        Insurance services                              --                (152)
        Consulting                                      65                  --
        Real estate                                     74                  48
        Corporate                                     (460)               (468)
                                                  --------             -------
                                                     $ 274               $(223)
                                                  ========             =======

    Total segments operating profits/(loss)            274                (223)


    Equity in earnings of affiliates                     4                 187
                                                   -------             -------
    Earnings (loss) from continuing                    278                 (36)
      operations before income taxes
      and minority interests

    Income tax expense (benefit)                       109                 (15)
    Minority interests                                   9                  25
                                                  --------             -------
    Earnings from continuing                           178                   4
      operations
                                                  --------             -------
    Net profit from discontinued
      operations, net of income tax                     --                  54
                                                  --------             -------

    Net earnings                                     $ 178                $ 58
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

RESULTS OF OPERATIONS

REVENUES

         Revenues from operations increased $2,205,000 (51%) for the three month period ended March 31, 2000 compared to the same period in 1999. Revenues increased at all segments in the current period compared to the same period in 1999.

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

         Insurance services revenues from premium-based insurance management fees increased $81,000 (6.8%) for the three month period ended March 31, 2000 compared to the same period in 1999. The increase in the current year was due to a 58% increase in commissions earned on a higher volume of new business. Partially offsetting the revenue increase was a 5% decline in commissions earned on renewal business. Renewal business declined as a result of raising premiums to reduce the effective underwriting loss ratio. Although the premium increase will result in fewer renewals and lower revenues, the profitability per renewed policy will be greater.

         Consulting revenue increased $655,000 for the three month period ended March 31, 2000 compared to the same period in 1999. Since the Company did not begin consolidating the financial results of APS Consulting until the third quarter of 1999, no revenues were recorded during the first three months of 1999.

         Real estate revenues increased $24,000 (12.7%) for the three period ended March 31, 2000 compared to the same period in 1999. The current year increase is primarily the result of an increase in rent charged to the Company's tenants. As of March 31, 2000 the occupancy rate of the building space owned by the Company was 100%. With the continued strength of the Austin real estate market, rent revenues should be secure for the foreseeable future.

         Investment and other income increased $35,000 for the three month period ended March 31, 2000 compared to the same period in 1999. The increase in the current quarter was the result of a rise in interest income resulting from line of credit loans granted to FemPartners, Inc.

EXPENSES

         Total operating expenses increased $1,708,000 (37.8%) for the three month period ended March 31, 2000 compared to the same period in 1999. Expenses at the financial services and consulting segments increased while expenses at the insurance services, real estate and investments segments decreased in the current period.

         Financial services expense increased $1,153,000 (45.1%) for the three month period ended March 31, 2000 compared to the same period in 1999. The primary reason for the current year three month increase is higher commission expense resulting from an increase in commission revenue at APS Financial, the broker/dealer division of APS Investment Services, Inc.

         Insurance services expenses at the insurance management subsidiary decreased $71,000 (5.3%) for the three month period March 31, 2000 compared to the same period in 1999. The current period decrease is due primarily to a 31% reduction in the amount of incentive compensation expensed in the first three months of 2000 compared to the same three months in 1999.

         Real estate expenses decreased $2,000 (1.4%) for the three month period March 31, 2000 compared to the same period in 1999 primarily due to lower depreciation resulting from some assets becoming fully depreciated since the first quarter of 1999.

General and administrative expense decreased $5,000 (1.1%) for the three month period ended March 31, 2000 compared to the same period in 1999. Personnel costs were lower in the current period due to a 32% decrease in management incentive paid. Professional fees were 92% lower in 2000 as legal fees associated with the Consolidated Eco-Systems note were incurred during the first three months of 1999. Partially offsetting these decreases was a $129,000 charge incurred in the current period to cover a shortfall in the portfolio of a certain investor whose return on investment was guaranteed by the Company.

         Interest expense increased $44,000 (129.4%) for the three month period ended March 31, 2000 compared to the same period in 1999. The primary cause of the current period rise is an increase of $1,225,000 in the Company's line of credit payable.

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

         During the first three months of 2000 and 1999, the Company recorded losses from its equity investment in Uncommon Care of ($467,000) and ($372,000), respectively. These losses were expected during Uncommon Care's early growth stage. The expenses incurred to develop new facilities and to bring them to full occupancy exceed profits from the limited early operations and will continue to do so until the operations are sufficiently large to cover the development expenses, or until a slowdown in development of new facilities. Uncommon Care continues to develop new projects and plans to do so through the end of 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

         Current assets exceeded current liabilities by $1,525,000 and $1,036,000 at March 31, 2000, and December 31, 1999, respectively. The primary cause of the rise in working capital is cash collected from prior period loans to Uncommon Care. This loan is recorded as an investment in/advance to an affiliate. In addition, working capital was higher as a result of cash provided by operating activities.

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

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.




Date: March 23, 2001               By:  /s/     William H. Hayes
                                      --------------------------------------
                                      William H. Hayes, Vice President
                                       and Chief Financial Officer