Form 10-Q/A
period 2000-06-30
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 2001-03-23
CIK 724024

=====================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                AMENDMENT NO. 1 TO
                                    FORM 10-Q/A

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

                                NUMBER OF SHARES

                                 OUTSTANDING AT

     TITLE OF EACH CLASS                          JULY 31, 2000
     --------------------                       ----------------
Common Stock, $.10 par value                        2,414,233

============================================================================

                                     PART I

                              FINANCIAL INFORMATION

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands)



                                                     Three Months Ended                Six Months Ended
                                                          June 30,                          June 30,
                                                   ------------------------        ------------------------
                                                      2000          1999             2000            1999
                                                   (Restated)    (Restated)       (Restated)      (Restated)
                                                   ----------    ----------        ---------       --------

REVENUES:

  Financial services                                 $1,289        $2,754           $5,608         $5,664
  Insurance services                                  1,141           915            2,416          2,109
  Consulting                                            661            --            1,316             --
  Real estate                                           980           166            1,193            356
  Investments and other                                  77         1,632              117          1,637
                                                   ----------    ----------        --------        -------
    Total revenue                                     4,148         5,467           10,650          9,766

EXPENSES:

  Financial services                                  1,347         2,415            5,058          4,969
  Insurance services                                  1,079         1,011            2,354          2,356
  Consulting                                            620            --            1,209             --
  Real estate                                           127           137              266            271
  General and administrative                            399         1,663              835          2,118
  Interest                                               77            56              155             90
                                                   ----------    ----------        --------        -------
    Total expenses                                    3,649         5,282            9,877          9,804
                                                   ----------    ----------        --------        -------

Operating income(loss)                                  499           185              773            (38)

Equity in earnings of
  unconsolidated affiliates (Note 4)                     24           207               28            394
                                                   ----------    ----------        --------       --------
Earnings from continuing
  operations before income taxes
  and minority interest                                 523           392              801            356

Income tax expense                                      218            45              327             30

Minority interest                                        (6)           12                3             37
                                                   ---------      ---------        --------       --------
Earnings from continuing
  operations                                            299           359              477            363

Discontinued operations:
  Loss from discontinued operations net
   of income tax of $0 and $118 for the
   three months and $0 and $90 for the six
   months in 2000 and 1999, respectively.                --          (229)              --           (175)

                                                   ----------    ----------        --------       -------
NET EARNINGS (LOSS)                                   $ 299          $130             $477           $188
                                                   ==========    ==========        ========       =======



See accompanying notes to consolidated financial statements

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
            CONSOLIDATED STATEMENT OF EARNINGS PER SHARE (UNAUDITED)

(In thousands, except per share amounts)

EARNINGS PER COMMON SHARE:



                                                      Three Months Ended                  Six Months Ended
                                                           June 30,                            June 30,
                                                   ------------------------         ----------------------------
                                                      2000           1999               2000              1999
                                                   (Restated)     (Restated)         (Restated)        (Restated)
                                                   ---------      ---------          ---------         ---------


Basic:
 Earnings from continuing
  operations                                         $ 0.11        $ 0.12             $ 0.18            $ 0.10

 Discontinued operations                               0.00         (0.08)              0.00             (0.05)
                                                   ---------     ---------           --------          --------
  Net earnings                                       $ 0.11        $ 0.04             $ 0.18            $ 0.05
                                                   =========     =========           ========          ========

Diluted:
 Earnings from continuing
  operations                                          $ 0.11        $ 0.12             $ 0.17            $ 0.10


 Discontinued operations                               0.00         (0.08)              0.00             (0.05)
                                                   ---------     ---------           --------          --------
  Net earnings                                       $ 0.11        $ 0.04             $ 0.17            $ 0.05
                                                   =========     =========           ========          ========


Basic weighted average shares outstanding             2,611         2,952              2,600             3,548
                                                   =========     =========           ========          ========

Diluted weighted average shares outstanding           2,745         2,962              2,750             3,569
                                                   =========     =========           ========          ========



See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


(In thousands)

                                             June 30,             December 31,
                                               2000                   1999
                                            (Restated)             (Restated)
                                           -------------          -------------
ASSETS

Current Assets:
  Cash and cash investments                      $2,842                 $2,275
  Cash - restricted                                  --                    376
  Trading account securities                        161                    348
  Management fees and other receivables           1,680                  1,344
  Notes receivable, net - current                    88                    270
  Deposit with clearing broker                      779                  1,042
  Receivable from clearing broker                   101                    147
  Prepaid expenses and other                        382                    279
  Income taxes receivable                           375                    200
  Deferred income tax asset                         241                    633
                                           -------------          -------------
      Total current assets                        6,649                  6,914



Notes receivable, net, less current portion       2,066                  2,066
Property and equipment                            1,488                  1,820
Investment in and advances
   to affiliates (Note 4)                        13,956                 14,274
Other investments                                 3,972                  3,969
Goodwill                                            543                    573
Other assets                                        217                    219
                                           -------------          -------------
Total Assets                                    $28,891                $29,835
                                           =============          =============





See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

                                                June 30,           December 31,
                                                  2000                  1999
                                               (Restated)            (Restated)
                                               -----------          -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable - trade                           $ 959               $1,242
  Payable to clearing broker                           870                  624
  Notes payable - short term                            --                   12
  Payable under loan participation agreements          259                  259
  Accrued incentive compensation                       304                  818
  Accrued expenses and other
     liabilities (Note 5)                            1,519                2,923
                                                 -----------        -----------
      Total current liabilities                      3,911                5,878

Net deferred income tax liability                    1,699                1,699
Notes payable - long term                            4,407                3,298
                                                 -----------        -----------
      Total liabilities                             10,017               10,875

Minority interest                                       64                   48

Shareholders' Equity:
  Preferred stock, $1.00 par value,
    1,000,000 shares authorized                         --                   --
  Common stock, $0.10 par value, shares
    authorized 20,000,000; issued 2,444,233
    at 6/30/00 and 2,667,233 at 12/31/99               278                  278
  Additional paid-in capital                         5,549                5,549
  Retained earnings                                 14,121               13,644
  Less: Treasury stock                              (1,138)                (559)
                                                 -----------         ----------
      Total shareholders' equity                    18,810               18,912

Total Liabilities and Shareholders' Equity         $28,891              $29,835
                                                 ===========         ==========




See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)
                                                       Six Months Ended
                                                            June 30,
                                                      2000               1999
                                                   (Restated)         (Restated)
                                                  -----------        -----------
Cash flows from operating activities:

  Cash received from customers                        $9,427             $8,908
  Cash paid to suppliers and employees               (11,391)            (9,782)
  Change in trading account securities                   157                  8
  Change in receivable from clearing broker              555                 53
  Interest paid                                         (155)               (90)
  Income taxes paid                                      (72)              (385)
  Discontinued operations                                 --                 --
  Interest, dividends and other investment
    proceeds                                             233                198
                                                  -----------        -----------
      Net cash used in operating
        activities                                    (1,246)            (1,090)

Cash flows from investing activities:

  Proceeds from sale of property and equipment           966                 --
  Payments for purchase property and equipment           (40)               (68)
  Discontinued operations                                 --                149
  Funds loaned to others                              (1,154)            (3,804)
  Collection of notes receivable                       1,454                963
  Other                                                   69                 --
                                                  -----------        -----------
    Net cash provided by/ (used in)
      investing activities                             1,295             (2,760)

Cash flows from financing activities:

  Proceeds from borrowings                             1,862              2,360
  Payment of long term debt                             (765)                --
  Purchase/retire treasury stock                        (579)               (25)
                                                   -----------        ----------
    Net cash provided by financing
      activities                                         518              2,335
                                                  -----------        -----------

Net change in cash and cash equivalents                 $567            ($1,515)
                                                  -----------        -----------

Cash and cash equivalents at beginning of period       2,275              3,214
                                                  -----------        -----------
Cash and cash equivalents at end of period            $2,842             $1,699
                                                  ===========        ===========





See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In thousands)
                                Six Months Ended
                                    June 30,
                                                        2000             1999
                                                     (Restated)       (Restated)
                                                      ---------        ---------
Reconciliation of net earnings to net cash from operating activities:

Net earnings                                           $  477              $188

Adjustments to reconcile net earnings to net cash from operating activities:

Depreciation and amortization                             309               307
Provision for bad debts                                    --             1,479
Loss from discontinued operations                          --                27
Minority interest in consolidated earnings                 (3)              (37)
Undistributed earnings of affiliate                        88              (292)
Undistributed loss of other investment                     (3)               --
Gain on sale of fixed assets                             (770)               --
Gain on exchange of common stock                           --            (1,635)
Change in federal income tax receivable                  (175)              569
Provision for deferred tax asset                          392              (892)
Change in trading securities                              157                 8
Change in payable to clearing broker                      555                53
Change in management fees & other receivables            (336)              795
Change in prepaids & other current assets                (103)               87
Change in trade payables                                   93              (485)
Change in accrued expenses & other liabilities         (1,927)           (1,262)
                                                     ---------         ---------

   Net cash from operating activities                 $(1,246)          $(1,090)
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

In the previously reported consolidated financial statements for the six month period ended June 30, 1999, the Company had accounted for its ownership of Syntera on the equity method because of management's belief that majority control of Syntera was temporary based on management's initial business plan. This plan anticipated that the Company's ownership would decrease to a minority position as physician practices were acquired over a relatively short period of time. Syntera was not able to acquire the number of practices originally anticipated, accordingly Syntera has been consolidated in these restated consolidated financial statements. Syntera's business was distinct from other services offered by the Company and it had separate management that reported directly to the Company's CEO; accordingly, the results of operations of Syntera are reflected as loss from discontinued operations as Syntera was acquired by an unrelated company effective August 31, 1999. The Company's previously filed consolidated financial statements should have reflected Syntera as a discontinued operation beginning in late 1998 when management decided to dispose of the segment.

In addition, in the previously reported consolidated financial statements as of June 30, 2000 and December 31, 1999 and for the six month periods ended June 30, 2000 and June 30, 1999, the Company had accounted for its ownership of Uncommon Care on the cost basis. The restated consolidated financial statements account for the investment in Uncommon Care on the equity method. The change from the cost to the equity method is based on management's ability to exert significant influence over the operations of Uncommon Care.

A summary of the effects of these restatements on the accompanying consolidated financial statements is as follows (in thousands):

                               June 30, 2000             December 31, 1999
                               -------------             -----------------
                       As Previously                 As Previously
                         Reported      As Restated      Reported     As Restated
                       -------------   -----------   -------------   -----------
Assets                     $ 32,788      $ 28,891        $ 32,661      $ 29,835
Liabilities                  11,142        10,017          11,647        10,875
Minority interest                45            64              48            48
Shareholders equity          21,601        18,810          20,966        18,912

                               Three Months Ended          Three Months Ended
                                 June 30, 2000               June 30, 1999
                               ------------------          ------------------
                       As Previously                 As Previously
                         Reported      As Restated      Reported     As Restated
                       -------------   -----------   -------------   -----------
Revenue                    $  4,209      $  4,148        $  5,573      $  5,467
Operating income                560           499             110           185
Equity in earnings
  of unconsolidated
  affiliates                    482            24             474           207
Earnings from
  continuing operations         642           299             381           359
Earnings (loss) from
  discontinued operations        --            --              --          (229)
Net earnings                    642           299             381           130
Earnings per common share:
  Basic:
    Continuing operations     $0.25         $0.11           $0.13         $0.12
    Discontinued operations    $ --          $ --            $ --        ($0.08)
    Net earnings              $0.25         $0.11           $0.13         $0.04
  Diluted:
    Continuing operations     $0.23         $0.11           $0.13         $0.12
    Discontinued operations    $ --          $ --            $ --        ($0.08)
    Net earnings              $0.23         $0.11           $0.13         $0.04


                                Six Months Ended            Six Months Ended
                                 June 30, 2000               June 30, 1999
                               ------------------          ------------------
                       As Previously                 As Previously
                         Reported      As Restated      Reported     As Restated
                       -------------   -----------   -------------   -----------
Revenue                    $ 10,766      $ 10,650        $  9,945      $  9,766
Operating income (loss)         889           773             (39)          (38)
Equity in earnings
  of unconsolidated
  affiliates                    953            28             992           394
Earnings from
  continuing operations       1,165           477             649           363
Earnings (loss) from
  discontinued operations        --            --              63          (175)
Net earnings                  1,165           477             712           188
Earnings per common share:
  Basic:
    Continuing operations     $0.45         $0.18           $0.18         $0.10
    Discontinued operations    $ --          $ --           $0.02        ($0.05)
    Net earnings              $0.45         $0.18           $0.20         $0.05
  Diluted:
    Continuing operations     $0.42         $0.17           $0.18         $0.10
    Discontinued operations    $ --          $ --           $0.02        ($0.05)
    Net earnings              $0.42         $0.17           $0.20         $0.05

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

4. EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES

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

At June 30, 2000 the Company owned preferred shares of Uncommon Care, a developer and operator of dedicated Alzheimer's care facilities. The preferred shares owned by the Company are convertible into approximately a 34% common stock interest in the equity of Uncommon Care on a fully converted basis. The Company's investment entitles it to vote in certain instances and to elect two of the five members of the board of directors of Uncommon Care. In addition, pursuant to a shareholders agreement between Uncommon Care and its shareholders, one of the directors elected by the holders of the preferred stock must consent to Uncommon Care's taking certain important corporate actions specified in the shareholders agreement. As a result, APSG accounts for this investment on the equity method. The Company has applied the guidance of EITF 99-10, specifically the percentage of ownership method, in applying the equity method to its investment in Uncommon Care. Uncommon Care's common stock equity had been reduced to zero prior to the Company's investment and, accordingly, the Company has recognized 100% of the losses of Uncommon Care based on its ownership of 100% of Uncommon Care's preferred stock equity. At June 30, 2000 and 1999, the Company's consolidated retained earnings included losses of Uncommon Care totaling $2,314,000 and $1,041,000 respectively.

5. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consists of the following:

                                             June 30                December 31
                                               2000                     1999
                                               ----                     ----
Taxes payable                               $ 116,000                $ 160,000
Deferred income (Note 7)                      780,000                  528,000
Contractual/legal claims                      369,000                1,409,000
Vacation payable                              118,000                  116,000
Funds held for others                          15,000                  402,000
APS Systems disposition costs
  discontinued operations)                    10,000                   10,000
Other                                         111,000                  298,000
                                            ---------                 --------
                                           $1,519,000               $2,923,000
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

                                      For the Three Months Ended June 30, 2000
                                    -------------------------------------------
                                     Income             Shares         Per Share
                                   (Numerator)       (Denominator)      Amount
                                    ---------         -----------       -------
Earnings from
 continuing operations              $ 299,000

Basic EPS
 Earnings available to
     common stockholders              299,000          2,611,000         $0.11

Effect of Dilutive Securities              --            134,000
                                     --------          ---------

Diluted EPS
 Earnings available to
    common stockholders and
    assumed conversions             $ 299,000          2,745,000         $0.11
                                    =========          =========          ====




                                      For the Three Months Ended June 30, 1999
                                      -----------------------------------------
                                      Income            Shares         Per Share
                                     (Numerator)      (Denominator)      Amount
                                     ----------        -----------       -------
Earnings from continuing
   operations                       $ 359,000

Basic EPS
   Earnings available to              359,000          2,952,000         $ 0.12
    common stockholders

Effect of dilutive securities                             10,000
                                                        --------

Diluted EPS
   Earnings available to
    common stockholders and
    assumed conversions             $ 359,000          2,962,000         $ 0.12
                                      =======          =========           ====

                                        For the Six Months Ended June 30, 2000
                                       ----------------------------------------
                                       Income            Shares       Per Share
                                     (Numerator)      (Denominator)     Amount
                                      ---------        -----------    ---------
Earnings from
 continuing operations                $  477,000

Basic EPS
 Earnings available to
     common stockholders                 477,000         2,600,000        $0.18

Effect of Dilutive Securities                 --           150,000
                                       ----------        ---------

Diluted EPS
 Earnings available to
    common stockholders and
    assumed conversions               $  477,000         2,750,000        $0.17
                                      ==========         =========         ====




                                         For the Six Months Ended June 30, 1999
                                        ---------------------------------------
                                        Income           Shares       Per Share
                                     (Numerator)      (Denominator)     Amount
                                      ---------       -----------     --------
Earnings from continuing
   operations                          $ 363,000

Basic EPS
   Earnings available to
    common stockholders                  363,000         3,548,000       $ 0.10

Effect of Dilutive Securities                               21,000
                                                          --------

Diluted EPS
   Earnings available to
    common stockholders and
    assumed conversions                $ 363,000         3,569,000       $ 0.10
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

8.       SEGMENT INFORMATION

         The Company's segments are distinct by type of service provided. Comparative financial data for the six month periods ended June 30, 2000 and 1999 are shown as follows (in thousands):

                                                           June 30,
                                              ----------------------------------
                                                      2000               1999
         Operating Revenues:                       -----------       -----------
             Financial services                         5,608             5,664
             Insurance services                         2,416             2,109
             Consulting                                 1,316                --
             Real estate                                1,193               356
             Corporate                                    553             1,637
                                                    ---------         ---------
                                                      $11,086            $9,766
                                                   ==========        ==========
         Reconciliation to Consolidated
           Statement of Earnings:

             Total segment revenues                   $11,086            $9,766
             Less:  Intercompany dividends               (436)               --
                                                   ----------         ---------
                  Total Revenues                      $10,650            $9,766
                                                   ==========        ==========

        Operating Profit (Loss)
             Financial services                           552               684
             Insurance services                            62              (247)
             Consulting                                   106                --
             Real estate                                  927                85
             Corporate                                   (874)             (560)
                                                     ---------         --------
         Total segments operating profits/(loss)         $773              $(38)

         -------------------

         Equity in earnings of affiliates                  28               394
                                                      -------           -------
         Earnings from continuing operations
           before income taxes and minority
           interests                                      801               356

         Income tax expense                               327                30
         Minority interests                                 3                37
                                                    ---------          --------
         Earnings from continuing operations              477               363
                                                    ---------          --------
         Net loss from discontinued
           operations, net of income tax                   --              (175)
                                                    ---------          --------

         Net earnings                                    $477              $188
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

RESULTS OF OPERATIONS

REVENUES

         Revenues from operations decreased $1,319,000 (24%) for the three month period but increased $884,000 (9%) for the six month period ended June 30, 2000 compared to the same periods in 1999. For the current year three month and six month periods revenues increased at the insurance services, consulting and real estate segments while the investment services and corporate segments revenues decreased when compared to the same periods in 1999.

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

         Insurance services revenues from premium-based insurance management fees increased $226,000 (24.7%) and $307,000 (14.6%) for the three and six month periods ended June 30, 2000, respectively, compared to the same periods in 1999. The increase in both periods of the current year was due to an increase in commissions earned on a higher volume of new business. Partially offsetting the revenue increase was lower commissions earned on renewal business. Renewal business declined as a result of raising premiums to reduce the effective underwriting loss ratio. Although the premium increase will result in fewer renewals and lower revenues, the profitability per renewed policy is expected to be greater.

         Consulting revenue increased $661,000 and $1,316,000 for the three and six month periods ended June 30, 2000, respectively, compared to the same periods in 1999. Since the Company did not begin consolidating the financial results of APS Consulting until the third quarter of 1999, no revenues were recorded during the first six months of 1999.

         Real estate revenues  increased $814,000 (490.4%) and $837,000 (235.1%)
for the three and six month periods ended June 30, 2000, respectively, compared to the same periods in 1999. The current year three month increase is primarily the result of gains on the sales of office space formerly leased to the Company's outside tenants. The sales amounted to a total of approximately 8,000 square feet of the 53,000 total square feet owned by the Company and resulted in gains of approximately $770,000. Revenues in the six month period ending June 30, 2000 were also higher due to an increase in rent charged to the Company's tenants. As of June 30, 2000 the occupancy rate of the building space owned by the Company was 100%. With the continued strength of the Austin real estate market, rent revenues should be robust for the foreseeable future.

         Investment and other income decreased $1,555,000 (95.3%) and $1,520,000 (92.9%) for the three and six month periods ended June 30, 2000, respectively, compared to the same periods in 1999. During the second quarter of 1999 the Company recorded gains totaling $1,635,000 from the exchanges of Prime Medical Services, Inc. (NASDAQ:PMSI) common stock for American Physicians Service Group, Inc. (NASDAQ:AMPH) common stock. No such gains were recorded in 2000.

EXPENSES

         Total operating expenses decreased $1,633,000 (31%) and increased $73,000 (1.0%) for the three and six month periods ended June 30, 2000, respectively, compared to the same periods in 1999. For the current year three month period, expenses at the investment services, real estate and corporate segments decreased while expenses at the insurance services and consulting segments increased compared to the same three months in 1999. For the current year six month period, expenses at the insurance services, real estate and corporate segments decreased while those at the investment services and consulting segments increased compared to the same six months in 1999.

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

         Insurance services expenses at the insurance management subsidiary increased $69,000 (7.0%) but decreased $2,000 (0.1%) for the three and six month periods June 30, 2000, respectively, compared to the same periods in 1999. The current period three month increase is due primarily to higher personnel costs resulting from annual merit increases and higher advertising expenses within the business development department.

         Consulting expense increased $620,000 and $1,209,000 for the three and six month periods ended June 30, 2000, respectively, compared to the same periods in 1999. Since the Company did not begin consolidating the financial results of APS Consulting until the third quarter of 1999, no expenses were recorded during the first six months of 1999.

         Real estate expenses decreased $3,000 (2.3%) and $5,000 (1.9%) for the three and six month periods ended June 30, 2000, respectively, compared to the same periods in 1999. The cause for the decline in expenses in both the three and six month periods of 2000 was primarily due to lower depreciation resulting from some assets becoming fully depreciated since the first six months of 1999. In addition, the sale of office space mentioned above lowered depreciation, taxes and building maintenance fees.

         General and administrative expense decreased $1,264,000 (76%) and $1,283,000 (61%) for the three and six month periods ended June 30, 2000, respectively, compared to the same periods in 1999. The 2nd quarter of 1999 contained charges to bad bebt resulting from a write-down of a note receivable ($996,000) as well as a separate charge to bad debt ($343,000) pertaining to receivables from Syntera HealthCare, Inc. (now FemPartners, Inc.). No such bad debt write-offs occurred in 2000.

         Interest expense increased $21,000 (38%) and $65,000 (72.2%) for the three and six month periods ended June 30, 2000, respectively, compared to the same periods in 1999. The primary cause of the current year rise is additional draws taken by the Company on its line of credit increasing the balance due the bank by $1,100,000.

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

         During the first six months of 2000 and 1999, the Company recorded losses from its equity investment in Uncommon Care of $(925,000) and $(774,000), respectively. These losses were expected during Uncommon Care's early growth stage. The expenses incurred to develop new facilities and to bring them to full occupancy exceed profits from the limited early operations and will continue to do so until the operations are sufficiently large to cover the development expenses, or until a slowdown in development of new facilities. Uncommon Care continues to develop new projects and plans to do so through the end of 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

         Current assets exceeded current liabilities by $2,738,000 and $1,036,000 at June 30, 2000, and December 31, 1999, respectively. The primary cause of the rise in working capital is cash received from the sale of office space formerly leased by the Company's outside tenants.

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

         In March 2000, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No.44, Accounting for Certain Transactions involving Stock Compensation. FIN No. 44 clarifies the application of APB Opinion No. 25, Accounting for Stock Issued to Employees. This interpretation is effective July 1, 2000. We do not believe that this interpretation will have a material effect on our financial condition or results of operations.

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