Form 10-Q/A
period 2000-09-30
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 2001-03-23
CIK 724024

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

                                NUMBER OF SHARES

                                 OUTSTANDING AT

     TITLE OF EACH CLASS                        OCTOBER 31, 2000
     --------------------                       ----------------
Common Stock, $.10 par value                        2,361,233

============================================================================

                                     PART I

                              FINANCIAL INFORMATION

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands)



                                                     Three Months Ended                Nine Months Ended
                                                        September 30,                    September 30,
                                                   ------------------------        ------------------------
                                                      2000          1999             2000            1999
                                                   (Restated)    (Restated)       (Restated)      (Restated)
                                                   ----------    ----------        ---------       --------

REVENUES:

    Financial services                                  $2,334        $2,505            $7,942         $8,168
    Insurance services                                   1,699         1,098             4,115          3,207
    Consulting                                             536           163             1,852            163
    Real estate                                            177           169             1,370            526
    Investments and other                                   60            66               177          1,703
                                                    ----------    ----------          --------        -------
       Total revenue                                     4,806         4,001            15,456         13,767

EXPENSES:

    Financial services                                   2,177         2,275             7,235          7,248
    Insurance services                                   1,493         1,070             3,847          3,427
    Consulting                                             557           162             1,765            162
    Real estate                                            118           142               384            420
    General and administrative                             314           803             1,150          2,909
    Interest                                               116            80               271            170
                                                    ----------    ----------          --------        -------
       Total expenses                                    4,775         4,532            14,652         14,336
                                                    ----------    ----------          --------        -------

Operating income(loss)                                      31         (531)               804          (569)

Equity (loss) in earnings of
    unconsolidated affiliates (Note 4)                   (117)           272              (89)            666
                                                    ----------    ----------          --------        -------
Earnings (loss) from continuing
    operations before income taxes
    and minority interest                                 (86)         (259)               715             97

Income tax expense (benefit)                              (23)          (87)               304           (57)

Minority interest                                         (22)            --              (19)             37
                                                    ----------    ----------          --------        -------
Earnings (loss) from continuing
    Operations                                            (85)         (172)               392            191

Discontinued operations:
    Earnings from discontinued operations net
       of income tax of $0 and $100 for the
       three months and $0 and $9 for the nine
       months in 2000 and 1999, respectively.               --           193                --            18

                                                    ----------    ----------          --------        -------
NET EARNINGS (LOSS)                                     $ (85)         $  21            $ 392          $ 209
                                                    ==========    ==========          ========        =======



See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
            CONSOLIDATED STATEMENT OF EARNINGS PER SHARE (UNAUDITED)

(In thousands, except per share amounts)

EARNINGS PER COMMON SHARE:



                                                      Three Months Ended                  Nine Months Ended
                                                         September 30,                      September 30,
                                                   ------------------------         ----------------------------
                                                      2000           1999               2000              1999
                                                   (Restated)     (Restated)         (Restated)        (Restated)
                                                   ---------      ---------          ---------         ---------


Basic:
Earnings (loss) from continuing
    Operations                                        $ (0.03)       $(0.06)             $ 0.15            $ 0.06

Discontinued operations                                     --          0.07                 --                 --
                                                     ---------     ---------           --------           --------
    Net earnings (loss)                               $ (0.03)       $  0.01             $ 0.15             $ 0.06
                                                     =========     =========           ========           ========

Diluted:
Earnings (loss) from continuing
    Operations                                        $ (0.03)       $(0.06)             $ 0.14             $ 0.06

Discontinued operations                                     --          0.07                 --                 --
                                                     ---------     ---------           --------           --------
    Net earnings (loss)                              $ (0.03)        $  0.01             $ 0.14             $ 0.06
                                                     =========     =========           ========           ========


Basic weighted average shares outstanding                2,706         2,738              2,535              3,275
                                                     =========     =========           ========           ========

Diluted weighted average shares outstanding              2,746         2,768              2,747              3,299
                                                     =========     =========           ========           ========





See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


(In thousands)

                                           September 30,           December 31,
                                               2000                   1999
                                            (Restated)             (Restated)
                                           -------------          -------------
ASSETS

Current Assets:
    Cash and cash investments                 $2,994                  $2,275
    Cash - restricted                             --                     376
    Trading account securities                   117                     348
    Management fees and other receivables      1,295                   1,344
    Notes receivable, net - current               58                     270
    Deposit with clearing broker                 495                   1,042
    Receivable from clearing broker              150                     147
    Prepaid expenses and other                   396                     279
    Income taxes receivable                      394                     200
    Deferred income tax asset                    176                     633
                                           -------------          -------------
       Total current assets                    6,075                   6,914



Notes receivable, net, less
  current portion                              2,066                   2,066
Property and equipment                         1,483                   1,820
Investment in and advances
    to affiliates (Note 4)                    14,042                  14,274
Other investments                              4,212                   3,969
Goodwill                                         592                     573
Other assets                                     217                     219
                                           -------------          -------------
Total Assets                                 $28,687                 $29,835
                                           =============          =============



See accompanying notes to consolidated financial statements

                                       AMERICAN PHYSICIANS SERVICE GROUP, INC.
                                       CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

                                              September 30,         December 31,
                                                  2000                  1999
                                               (Restated)            (Restated)
                                               -----------          -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable - trade                      $1,177               $1,242
    Payable to clearing broker                       593                  624
    Notes payable - short term                        --                   12
    Payable under loan participation
      agreements                                     259                  259
    Accrued incentive compensation                   499                  818
    Accrued expenses and other
       liabilities (Note 5)                        1,118                2,923
                                                -----------        -----------
       Total current liabilities                   3,646                5,878

Net deferred income tax liability                  1,661                1,699
Notes payable - long term                          4,816                3,298
                                                -----------        -----------
       Total liabilities                          10,123               10,875

Minority interest                                     86                   48

Shareholders' Equity:
    Preferred stock, $1.00 par value,
       1,000,000 shares authorized                    --                   --
    Common stock, $0.10 par value, shares
       authorized 20,000,000; issued 2,377,233
       at 9/30/00 and 2,667,233 at 12/31/99          278                  278
    Additional paid-in capital                     5,549                5,549
    Retained earnings                             14,069               13,644
    Unrealized holding gains                          34                   --
    Less: Treasury stock                          (1,452)                (559)
                                                -----------         ----------
       Total shareholders' equity                 18,478               18,912

Total Liabilities and Shareholders' Equity       $28,687              $29,835
                                                ===========         ==========




See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)
                                                       Nine Months Ended
                                                          September 30,
                                                      2000               1999
                                                   (Restated)         (Restated)
                                                  -----------        -----------
Cash flows from operating activities:

    Cash received from customers                     $14,561           $12,668
    Cash paid to suppliers and employees             (15,895)          (13,509)
    Change in trading account securities                 235                42
    Change in receivable from clearing broker            513               114
    Interest paid                                       (271)             (170)
    Income taxes paid                                    (72)             (385)
    Interest, dividends and other investment
       Proceeds                                          361               309
                                                  -----------        -----------
       Net cash used in operating
          Activities                                    (568)             (931)

Cash flows from investing activities:

    Proceeds from the sale of fixed assets               966                --
    Payments for purchase property and equipment        (111)             (148)
    Proceeds from prior year disposition                  --                40
    Discontinued operations                               --               (62)
    Proceeds from subsidiary acquisition                  --               149
    Funds loaned to others                            (1,451)           (4,437)
    Payments for purchse of equity investment           (188)               --
    Collection of notes receivable                     1,455             1,138
    Other                                                 46                32
                                                  -----------        -----------
       Net cash provided by/ (used in)
          investing activities                           717            (3,288)

Cash flows from financing activities:

    Proceeds from borrowings                           2,285             3,050
    Payment of long term debt                           (766)               --
    Exercise of stock options                             --                75
    Purchase/retire treasury stock                      (949)              (25)
                                                   -----------        ----------
       Net cash provided by financing
          Activities                                     570             3,100
                                                  -----------        -----------

Net change in cash and cash equivalents                 $719           ($1,119)
                                                  -----------        -----------

Cash and cash equivalents at beginning of period       2,275             3,214
                                                  -----------        -----------
Cash and cash equivalents at end of period            $2,994            $2,095
                                                  ===========        ===========




See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(In thousands)

                                                          Nine Months Ended
                                                             September 30,
                                                        2000             1999
                                                     (Restated)       (Restated)
                                                      ---------        ---------
Reconciliation of net earnings to net cash from operating activities:

Net earnings                                            $  392           $  209

Adjustments to reconcile net earnings to net cash from operating activities:

Depreciation and amortization                              471              494
Provision for bad debts                                     --            1,869
Earnings from discontinued operations                       --              (81)
Minority interest in consolidated earnings                  19              (37)
Undistributed earnings of affiliate                        277             (513)
Undistributed gain of other investment                     (18)               --
Gain on sale of fixed assets                              (770)               --
Gain on exchange of common stock                            --           (1,635)
Change in federal income tax receivable                   (194)            (431)
Provision for deferred tax asset                           419              305
Change in trading securities                               235               42
Change in payable to clearing broker                       513              114
Change in management fees & other receivables               48              564
Change in prepaids & other current assets                 (117)            (265)
Change in trade payables                                   311             (161)
Change in accrued expenses & other liabilities          (2,154)          (1,405)
                                                      ---------         --------

   Net cash from operating activities                   $ (568)           $(931)
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

In the previously reported consolidated financial statements for the nine month period ended September 30, 1999, the Company had accounted for its ownership of Syntera on the equity method because of management's belief that majority control of Syntera was temporary based on management's initial business plan. This plan anticipated that the Company's ownership would decrease to a minority position as physician practices were acquired over a relatively short period of time. Syntera was not able to acquire the number of practices originally anticipated, accordingly Syntera has been consolidated in these restated consolidated financial statements. Syntera's business was distinct from other services offered by the Company and it had separate management that reported directly to the Company's CEO; accordingly, the results of operations of Syntera are reflected as loss from discontinued operations as Syntera was acquired by an unrelated company effective August 31, 1999. The Company's previously filed consolidated financial statements should have reflected Syntera as a discontinued operation beginning in late 1998 when management decided to dispose of the segment.

In addition, in the previously reported consolidated financial statements as of September 30, 2000 and December 31, 1999 and for the nine month periods ended September 30, 2000 and September 30, 1999, the Company had accounted for its ownership of Uncommon Care on the cost basis. The restated consolidated financial statements account for the investment in Uncommon Care on the equity method. The change from the cost to the equity method is based on management's ability to exert significant influence over the operations of Uncommon Care.

A summary of the effects of these restatements on the accompanying consolidated financial statements is as follows (in thousands):

                             September 30, 2000             December 31, 1999
                             ------------------             -----------------
                       As Previously                 As Previously
                         Reported      As Restated      Reported     As Restated
                       -------------   -----------   -------------   -----------
Assets                   $ 33,208       $ 28,687        $ 32,661       $ 29,835
Liabilities                11,460         10,123          11,647         10,875
Minority interest              67             86              48             48
Shareholders equity        21,681         18,478          20,966         18,912

                               Three Months Ended          Three Months Ended
                               September 30, 2000          September 30, 1999
                               ------------------          ------------------
                       As Previously                 As Previously
                         Reported      As Restated      Reported     As Restated
                       -------------   -----------   -------------   -----------
Revenue                      $ 4,878      $ 4,806      $ 4,104         $  4,001
Operating income (loss)          103           31         (428)            (531)
Equity in earnings (loss)
    of unconsolidated            435         (117)         608              272
    affiliates
Earnings (loss) from
    continuing operations        327          (85)         128             (172)
Earnings from
    discontinued operations       --           --          194              193
Net earnings (loss)              327          (85)         322               21
Earnings per common share:
  Basic:
    Continuing operations      $0.12       ($0.03)       $0.05           ($0.06)
    Discontinued operations     $ --         $ --        $0.07            $0.07
    Net earnings               $0.12       ($0.03)       $0.12            $0.01

  Diluted:
    Continuing operations      $0.12       ($0.03)        $0.05          ($0.06)
    Discontinued operations     $ --         $ --         $0.07           $0.07
    Net earnings               $0.12       ($0.03)        $0.12           $0.01

                               Nine Months Ended           Nine Months Ended
                              September 30, 2000           September 30, 1999
                               ------------------          ------------------
                       As Previously                 As Previously
                         Reported      As Restated      Reported     As Restated
                       -------------   -----------   -------------   -----------
Revenue                    $ 15,644      $ 15,456       $ 14,048       $ 13,767
Operating income (loss)         992           804           (480)          (569)
Equity in earnings (loss)
    of unconsolidated         1,388           (89)         1,600            666
    affiliates
Earnings from
    continuing operations     1,492           392            777            191
Earnings from
    discontinued operations      --            --            257             18
Net earnings                  1,492           392          1,034            209
Earnings per common share:
 Basic:
   Continuing operations      $0.59         $0.15          $0.24          $0.06
   Discontinued operations     $ --          $ --          $0.08           $ --
   Net earnings               $0.59         $0.15          $0.32          $0.06

 Diluted:
   Continuing operations      $0.54         $0.14          $0.24          $0.06
   Discontinued operations     $ --          $ --          $0.08           $ --
   Net earnings               $0.54         $0.14          $0.31          $0.06

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

At September 30, 2000 the Company owned preferred shares of Uncommon Care, a developer and operator of dedicated Alzheimer's care facilities. The preferred shares owned by the Company are convertible into approximately a 34% common stock interest in the equity of Uncommon Care on a fully converted basis. The Company's investment entitles it to vote in certain instances and to elect two of the five members of the board of directors of Uncommon Care. In addition, pursuant to a shareholders agreement between Uncommon Care and its shareholders, one of the directors elected by the holders of the preferred stock must consent to Uncommon Care's taking certain important corporate actions specified in the shareholders agreement. As a result, APSG accounts for this investment on the equity method. The Company has applied the guidance of EITF 99-10, specifically the percentage of ownership method, in applying the equity method to its investment in Uncommon Care. Uncommon Care's common stock equity had been reduced to zero prior to the Company's investment and, accordingly, the Company has recognized 100% of the losses of Uncommon Care based on its ownership of 100% of Uncommon Care's preferred stock equity. At September 30, 2000 and 1999, the Company's consolidated retained earnings included losses of Uncommon Care totaling $2,654,000 and $1,238,000 respectively.

5. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consists of the following:

                                               September 30          December 31
                                                   2000                 1999
                                                   ----                 ----
Taxes payable                                   $ 86,000             $ 160,000
Deferred income (Note 7)                         300,000               528,000
Contractual/legal claims                         370,000             1,409,000
Vacation payable                                 124,000               116,000
Funds held for others                             26,000               402,000
APS Systems disposition costs (discontinued
    operations)                                      ---                10,000
Other                                            212,000               298,000
                                                 --------             --------
                                              $1,118,000           $ 2,923,000
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

                                  For the Three Months Ended September 30, 2000
                                  ----------------------------------------------
                                     Loss            Shares           Per Share
                                 (Numerator)      (Denominator)         Amount
                                  ---------        -----------        ----------
Earnings (loss) from
    continuing operations        $  (85,000)

Basic EPS
    Earnings (loss) available to
       common stockholders          (85,000)          2,707,000         $(0.03)

Effect of Dilutive Securities           ---              40,000
                                    -------           ---------

Diluted EPS
    Earnings (loss) available to
       common stockholders and
       assumed conversions       $  (85,000)          2,747,000         $(0.03)
                                  =========           =========           =====




                                  For the Three Months Ended September 30, 1999
                                  ----------------------------------------------
                                       (Loss)           Shares         Per Share
                                    (Numerator)      (Denominator)       Amount
                                     ----------      ------------      --------
Earnings (loss) from continuing
    Operations                       $(172,000)

Basic EPS
    Earnings (loss) available to
       Common stockholders            (172,000)         2,738,000       $(0.06)

Effect of dilutive securities              ---             30,000
                                       -------          ---------

Diluted EPS
    Earnings (loss) available to common
       stockholders and assumed
       conversions                  $ (172,000)         2,768,000       $(0.06)
                                     =========          =========        ======

                                   For the Nine Months Ended September 30, 2000
                                   ---------------------------------------------
                                       Income            Shares        Per Share
                                     (Numerator)       (Denominator)     Amount
                                    -----------        -----------     ---------
Earnings from
    continuing operations             $ 392,000

Basic EPS
    Earnings available to
       common stockholders              392,000          2,535,000       $ 0.15

Effect of Dilutive Securities               ---            212,000
                                      ---------          ---------

Diluted EPS
    Earnings available to
       common stockholders and
       assumed conversions           $  392,000          2,747,000       $ 0.14
                                     ==========          ==========       ======




                                   For the Nine Months Ended September 30, 1999
                                   ---------------------------------------------
                                      Income             Shares        Per Share
                                    (Numerator)       (Denominator)      Amount
                                   ------------       ------------     ---------
Earnings from continuing
    operations                       $ 191,000

Basic EPS
    Earnings available to
       common stockholders             191,000           3,275,000       $ 0.06

Effect of Dilutive Securities                               24,000
                                                         ---------

Diluted EPS
    Earnings available to common
       stockholders and assumed
       conversions                   $ 191,000           3,299,000       $ 0.06
                                     =========           =========       ======



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


8.       SEGMENT INFORMATION

         The Company's segments are distinct by type of service provided. Comparative financial data for the nine month periods ended September 30, 2000 and 1999 are shown as follows (in thousands):



                                                        September 30,
                                            ------------------------------------
                                                 2000                  1999
    Operating Revenues:                       --------------       -------------
       Financial services                        7,943                  8,168
       Insurance services                        4,115                  3,207
       Consulting                                1,852                    163
       Real estate                               1,509                    632
       Corporate                                   864                  3,154
                                              ---------             ----------
                                               $16,283                $15,324
                                             ===========            ===========
    Reconciliation to Consolidated
       Statement of Earnings:
          Total segment revenues               $16,283                $15,324
          Less:Intercompany profits               (139)                  (107)
              Intercompany dividends              (688)                (1,450)
                                             ----------            -----------
              Total Revenues                   $15,456                $13,767
                                             ===========            ===========

    Operating Profit (Loss)
       Financial services                          707                    890
       Insurance services                          268                   (220)
       Consulting                                   87                      1
       Real estate                                 986                    106
       Corporate                                  (556)                   104
                                                --------              ---------
    Total segments operating profits           $ 1,492                  $ 881

    Reconciliation to consolidated statement
     of earnings:
       Total segment operating profits           1,492                    881
       Less:intercompany dividends                (688)                (1,450)
                                               ---------             ----------
              Operating income(loss)               804                   (569)

    Equity in earnings (loss) of affiliates        (89)                   666
                                               ---------              ---------
    Earnings from continuing operations
       before income taxes and
       minority interests                          715                     97

    Income tax expense (benefit)                   304                    (57)
    Minority interests                             (19)                    37
                                                --------               --------
    Earnings from continuing operations            392                    191
                                               ---------               --------
    Net profit from discontinued
       operations, net of income tax               ---                     18
                                             -----------               --------

    Net earnings                                $  392                 $  209
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


RESULTS OF OPERATIONS

REVENUES

         Revenues from operations increased $805,000 (20.1%) and $1,689,000 (12.3%) for the three and nine month periods ended September 30, 2000 compared to the same periods in 1999. For the current year three and nine month periods revenues increased at the insurance services, consulting and real estate segments while the investment services and corporate segments revenues decreased when compared to the same periods in 1999.

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

         Insurance services revenues from premium-based insurance management fees increased $601,000 (54.7%) and $908,000 (28.3%) for the three and nine month periods ended September 30, 2000, respectively, compared to the same periods in 1999. The increase in both periods of the current year was due to an increase in commissions earned on a higher volume of new business as well as from a premium increase implemented in July, 2000. The number of new insureds has increased steadily during the past twelve months, raising total premiums written and consequently, the total monthly premiums earned.

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

         Investment and other income decreased $6,000 (9.1%) and $1,526,000 (90%) for the three and nine month periods ended September 30, 2000, respectively, compared to the same periods in 1999. The current year nine month decrease was due to the Company recording gains in 1999 totaling $1,635,000 from the exchanges of Prime Medical Services, Inc. (NASDAQ:PMSI) common stock for American Physicians Service Group, Inc. (NASDAQ:AMPH) common stock. No such gains were recorded in 2000.

EXPENSES

         Total operating expenses increased $243,000 (5.4%) and $316,000 (2.2%) for the three and nine month periods ended September 30, 2000, respectively, compared to the same periods in 1999. For both the current year three and nine month periods, expenses at the investment services, real estate and corporate segments decreased while expenses at the insurance services and consulting segments increased compared to the same three months in 1999.

         Financial services expense decreased $98,000 (4.3%) and $11,000 (0.2%) for the three and nine month periods ended September 30, 2000, respectively, compared to the same periods in 1999. The primary reason for the current year three month decrease is lower commission expense resulting from a decrease in commission revenue at APS Financial, the broker/dealer division of APS Investment Services, Inc.

         Insurance services expenses at the insurance management subsidiary increased $423,000 (40%) and $420,000 (12.3%) for the three and nine month periods September 30, 2000, respectively, compared to the same periods in 1999. The current period three month increase is due primarily to commission expenses paid to agents being 74% higher than the same three months in 1999. This is the result of the increase in commissioned revenue mentioned above.

         Consulting expense increased $395,000 and $1,603,000 for the three and nine month periods ended September 30, 2000, respectively, compared to the same periods in 1999. Since the Company did not acquire APS Consulting until the third quarter of 1999, no expenses were recorded during the first eight months of 1999.

         Real estate expenses decreased $24,000 (17%) and $37,000 (8.8%) for the three and nine month periods ended September 30, 2000, respectively, compared to the same periods in 1999. The cause for the decline in expenses in both the three and nine month periods of 2000 was primarily due to lower depreciation resulting from some assets becoming fully depreciated since the first nine months of 1999. In addition, the sale of office space during the second quarter of 2000 lowered depreciation by $9,000 (32.0%) and building maintenance fees by $4,000.

         General and administrative expense decreased $488,000 (61%) and $1,771,000 (61%) for the three and nine month periods ended September 30, 2000, respectively, compared to the same periods in 1999. The 2nd quarter of 1999 contained charges to bad bebt expense resulting from a write-down of a note receivable ($996,000) as well as a separate charge to bad debt expense
($343,000) pertaining to receivables from Syntera HealthCare, Inc. (now FemPartners, Inc.). No such bad debt write-offs occurred in 2000.

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

         During the first nine months of 2000 and 1999, the Company recorded losses from its equity investment in Uncommon Care of $(1,477,000) and $(1,110,000), respectively. The expenses incurred to develop new facilities and to bring them to full occupancy exceed profits from the limited early operations and will continue to do so until the operations are sufficiently large to cover the development expenses, or until a slowdown in development of new facilities. Uncommon Care continues to develop new projects and plans to do so through the end of 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

         Current assets exceeded current liabilities by $2,429,000 and $1,036,000 at September 30, 2000, and December 31, 1999, respectively. The primary cause of the rise in working capital is cash received from the sale of office space formerly leased by the Company's outside tenants.

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