Form 10-K
period 2000-12-31
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 2001-04-02
CIK 724024

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
 [X]  Annual  Report  Pursuant to Section 13 or 15(d) of the  Securities
        Exchange Act of 1934 for the fiscal year ended December 31, 2000

 [ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

                         Commission File Number: 0-11453

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
             (Exact name of registrant as specified in its charter)

       Texas                                          75-1458323
(State or other jurisdiction of            (I.R.S.  employer Identification No.)
incorporation or organization)

1301 Capital of Texas Highway, Austin Texas                  78746
  (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (512) 328-0888
           Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
 Title of each class                                       on which registered
 -------------------                                      ---------------------
       None                                                        None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $0.10 par value

                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

              Aggregate Market Value at March 20, 2001: $4,632,206

Indicate the number of shares outstanding of each of the registrant's class of common stock, as of the latest practicable date.
                                                           Number of Shares
                                                             Outstanding At
       Title of Each Class                                  March 23, 2001
       -------------------                                 ----------------
      Common Stock, $.10 par value                             2,359,233

                       Documents Incorporated By Reference
Selected portions of the Registrant's definitive proxy material for the 1997 annual meeting of shareholders are incorporated by reference into Part III of the Form 10-K. In addition, Item14(a) of Prime Medical Services, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000 is incorporated by reference.

            AMERICAN PHYSICIANS SERVICE GROUP, INC., AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                     PART I

ITEM 1.  BUSINESS

General

     American Physicians Service Group, Inc. (the "Company"), through its subsidiaries, provides services that include management services to malpractice insurance companies, brokerage and investment services to individuals and institutions and environmental consulting and engineering services. The Company also owns space in the office building, which serves as its headquarters. Through its real estate subsidiary it leases space that is surplus to its needs.
     The Company was organized in October 1974 under the laws of the State of Texas. The Company maintains its principal executive office at 1301 Capital of Texas Highway, Suite C-300, Austin, Texas 78746, and its telephone number is
(512) 328-0888. Unless the context otherwise requires, all references herein to the "Company" shall mean American Physicians Service Group, Inc. and its subsidiaries.
     Financial information about the Company's industry segments is disclosed in
Note 14 to the accompanying Consolidated Financial Statements in Appendix A.

Financial Services

     APS Investment Services, Inc. ("Investment Services"), is a wholly-owned subsidiary of the Company. Through its subsidiaries, APS Financial Corporation ("APS Financial"), and APS Asset Management, Inc. ("Asset Management"),
Investment Services provides investment and investment advisory services to institutions and individuals throughout the United States. Revenues from this segment were 50%, 58% and 60% of Company revenues in 2000, 1999 and 1998, respectively.

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

     Every registered broker/dealer doing business with the public is subject to stringent rules with respect to net capital requirements promulgated by the SEC. These rules, which are designed to measure the financial soundness and liquidity of broker dealers, specify minimum net capital requirements. Since the Company is not itself a registered broker dealer, it is not subject to these rules. However, APS Financial is subject to these rules. Compliance with applicable net capital requirements could limit operations of APS Financial such as trading activities that require the use of significant amounts of capital. A significant operating loss or an extraordinary charge against net capital could adversely affect the ability of APS Financial to expand or even maintain its present levels of business. At February 28, 2001, APS Financial was in compliance with all net capital requirements.

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

INSURANCE SERVICES

     APS Insurance Services, Inc., ("Insurance Services"), an 80% owned subsidiary of the Company, through its wholly-owned subsidiaries APS Facilities Management, Inc. ("FMI") and American Physicians Insurance Agency, Inc. ("Agency"), provides management and agency services to medical malpractice insurance companies. Revenues from this segment contributed 29%, 25% and 34% of Company revenues in 2000, 1999 and 1998, respectively. Substantially all of the revenue was attributable to American Physicians Insurance Exchange ("APIE"), a reciprocal insurance exchange. A reciprocal insurance exchange is an organization which sells insurance only to its subscribers, who pay, in addition to their annual insurance premiums, a contribution to the exchange's surplus. Such exchanges generally have no paid employees but instead enter into a contract with an "attorney-in-fact", that provides all management and administrative services for the exchange. As the attorney-in-fact for APIE, FMI receives a percentage of the earned premiums of APIE, as well as a portion of APIE's profits. The amount of these premiums can be adversely affected by competition. Substantial underwriting losses, which might result in a curtailment or cessation of operations by APIE, would also adversely affect FMI's revenue. To limit possible underwriting losses, APIE currently reinsures its risk in excess of $250,000 per medical incident. APIE offers medical professional liability insurance for physicians in Texas and Arkansas. FMI's assets are not subject to any insurance claims by policyholders of APIE.

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

     Florida Physicians, together with its affiliates, insures over 7,200 physicians nationwide. Florida Physicians is rated A- (Excellent) by AM Best.

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

     The following table presents selected financial and other data for APIE. The management agreement with FMI obligates APIE to pay management fees to FMI based on APIE's earned premiums before payment of reinsurance premiums. The fee percentage is 13.5% with the provision that any profits of APIE will be shared equally with FMI so long as the total reimbursement (fees and profit sharing) do not exceed a cap based on premium levels. In 2000, 1999, 1998, 1997, and 1996, management fees attributable to profit sharing were $0, $329,000, $1,750,000, $1,961,000, and $1,191,000, respectively. The decrease in 2000 is primarily due to an overall increase in competition in medical professional liability insurance in Texas as well as a continued trend of rising claims against the insureds.

(In thousands, except for number of insureds)

                                                  Years Ended December 31,
                                         2000            1999             1998            1997             1996
                                         ----            ----             ----            ----             ----
Earned premiums before
 reinsurance premiums                    $29,057         $24,529          $22,931         $25,899          $28,754
Total assets                              66,348          66,377           75,173          81,594           90,193
Total surplus                             10,014          13,925           13,592          11,854           10,017
Management fees (including profit
 sharing) and commissions to FMI
 and Agency                                4,002  (2)      3,645  (2)       4,835   (2)     5,854    (2)    $5,281   (2)
Number of insureds                         3,178           2,882            2,743           2,629    (1)     3,019
- ----------------


         (1) The decrease was the result of APIE's decision to raise premiums at the risk of losing members on certain unprofitable specialties. Included in the totals are physicians for which APIE provides reinsurance through a relationship with another malpractice insurance company.

         (2)      Includes commissions of $1,898, $1,191, $835, $1,214, and $860 in 2000, 1999, 1998, 1997 and 1996, respectively, from Florida Physicians and other carriers directly related to APIE's controlled business.

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

(1)      Con-Eco would pay the Company $375,000 within 18 months.

(2)      Con-Eco could not declare bankruptcy during the 18 month period.

(3) Con-Eco would pay to the Company 75% of the proceeds from any litigation recovery against an investment banking firm.

(4) Con-Eco would pay the balance of the restructured $2.5 million note with interest on the due date of the note.

     The Company's management expected that its ownership of Eco-Systems stock would be temporary based on management's assessment of Con-Eco's net worth, cash flow, and prospects for securing additional financing. Management believed that Con-Eco would meet the revised terms and reacquire the Eco-Systems stock for a nominal payment. Accordingly, the Company did not initially consolidate the operations of APS Consulting. In addition, the Company dismissed its lawsuit against Con-Eco, but retained the right to reinstitute the litigation at a later date.

      Subsequently, on September 1, 1999, the Company concluded that it was not probable that Con-Eco would exercise its option to reacquire the stock and began consolidating APS Consulting. The acquisition was recorded using the purchase method of accounting. Although no charges to bad debt expense were incurred in 2000, the Company had written off to bad debt expense a total of $2,174,000 through December 31, 1999.

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

      Because of the wide range of expertise of its consultants, APS Consulting serves clients in a broad base of industries, including: petrochemicals; agricultural chemicals; oil exploration, refining and marketing; gas pipelines; pulp and paper/forest products; manufacturing; waste disposal and management; state and local government; and law firms. Its consultants and engineers have expertise in environmental engineering, chemical engineering, hydrogeology, computer-aided drafting and design, civil engineering, geology, biology and micro biology. Revenues from APS Consulting contributed 12% and 4% of Company revenues in 2000 and 1999, respectively. As revenues and expenses of APS Consulting were not consolidated into the totals of the Company until September, 1999, the percentage for 1999 reflects only four months of revenues from APS Consulting.

      REAL ESTATE

     APS Realty, Inc., ("APS Realty"), a wholly-owned subsidiary of the Company, owns condominium space in an office project located in Austin, Texas. APS Realty leases approximately 81% of this space to the Company, its subsidiaries and affiliates. The remainder is leased to unaffiliated parties. Revenues from APS Realty contributed 8%, 4% and 4% of Company revenues in 2000, 1999 and 1998, respectively.

OTHER INVESTMENTS

     The Company owns 2,344,000 shares of common stock of Prime Medical Services, Inc. ("Prime Medical"), representing at March 15, 2001 approximately 15% of the outstanding shares of common stock of Prime Medical. Two of Prime Medical's seven directors are members of the Company's four member board of directors, and Mr. Hummel, president and chief executive officer of Prime Medical, is a member of the Company's Board of Directors. The Company records its pro-rata share of Prime Medical's results on the equity basis. Prime Medical is the largest provider of lithotripsy services in the United States, currently servicing over 450 hospitals and surgery centers in 34 states. Lithotripsy is a non-invasive method of treating kidney stones through the use of shock waves.

During 1999, Prime Medical entered into the refractive surgery field through two acquisitions. LASIK refractive surgery, one of the most advanced forms of laser vision correction, is designed to improve vision and reduce dependence on glasses and contacts by correcting nearsightedness, farsightedness and astigmatism. Prime Medical now operates fifteen laser vision correction facilities, which performed approximately 33,000 procedures on an annualized basis during 2000. In addition, Prime Medical is involved in providing manufacturing services and installation, upgrade, refurbishment and repair of major medical equipment for the mobile medical service providers. The common stock of Prime Medical is traded on the NASDAQ National Market under the symbol "PMSI". Prime Medical is a Delaware corporation which is required to file annual, quarterly and other reports and documents with the Securities and Exchange Commission (the "SEC"), which reports and documents contain financial and other information regarding Prime Medical. The summary information in the accompanying consolidated financial statements regarding Prime Medical is qualified in its entirety by reference to such reports and documents. Such reports and documents may be examined and copies may be obtained from the SEC.

      On January 1, 1998 the Company invested $2,078,000 in the Convertible Preferred Stock of Uncommon Care, Inc. ("Uncommon Care"). The Company has also made available to Uncommon Care three lines of credit totaling $4,850,000. The loans are at interest rates varying from ten percent to twelve percent, payable quarterly with various maturities through June 30, 2005, at which time any outstanding principal and any accrued but unpaid interest are due and payable. Uncommon Care is a developer and operator of dedicated Alzheimer's care facilities. The preferred shares owned by the Company are convertible into approximately a 34% interest in the common equity of Uncommon Care. Two of Uncommon Care's four directors are officers or directors of the Company. The Company records its investment in and advances to Uncommon Care on the equity basis.

DISCONTINUED OPERATIONS

      In the fourth quarter of 1997, the Company formed APS Practice Management, Inc., later renamed Syntera HealthCare Corporation ("Syntera") with an initial ownership of 85%. Syntera specialized in the management of OB/GYN and related medical practices. In a typical transaction, Syntera acquired the non-medical assets of a physician's practice and signed a long-term management contract with the physician to provide the majority of the non-medical requirements of the practice, such as non-professional personnel, office space, billing and collection, and other day-to-day non-medical operating functions. In turn, Syntera was paid a variable management fee that rewarded the efficient operation and the expansion of the practice. On August 31, 1999 Syntera was acquired by another unaffiliated practice management company, FemPartners, Inc., ("FemPartners") resulting in the Company owning approximately 8% of the total equity of FemPartners. The results of operations of Syntera have been reflected in the accompanying consolidated financial statements as discontinued operations. The merger of Syntera and FemPartners was treated as a non-monetary exchange. At this time Syntera entered into the physician practice management relationships with physicians, the Company entered into certain share exchange agreements with the physicians as an added inducement that allowed the physicians, after a certain period of time and subject to certain conditions, to exchange their Syntera shares for (at the Company's option) either cash or the Company's common stock or other securities. During 2000, the Company paid approximately $856,000 to physicians pursuant to these share exchange agreements and received approximately 51,900 additional shares of FemPartners common stock in return.

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

EMPLOYEES

     At March 1, 2001, the Company employed, on a full time basis, approximately 123 persons, including 48 by Insurance Services, 44 by APS Investment Services, 20 by APS Consulting and 11 directly by the Company. The Company considers its employee relations to be good. None of the Company's employees is represented by a labor union and the Company has experienced no work stoppages.

ITEM 2.  PROPERTIES

     APS Realty owns approximately 45,000 square feet of condominium space in an office project in Austin, Texas. The Company, its subsidiaries and affiliate use approximately 36,000 square feet of this space as their principal executive offices, and APS Realty leases the remainder to third parties. The area available for lease to third parties is 88% occupied as of March 15, 2001.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's annual meeting was held June 13, 2000. The agenda item was the election of directors. Voting results follow:

     BOARD ELECTION

 Nominee                           For           Against       Abstain
 -------                           ---           -------       -------
 Brad A. Hummel                 2,535,501         55,214          --
 Robert L. Myer                 2,535,501         55,214          --
 William A. Searles             2,535,501         55,214          --
 Kenneth S. Shifrin             2,535,501         55,214          --




                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table represents the high and low prices of the Company's common stock in the over-the-counter market as reported by the National Association of Securities Dealers, Inc., Automated Quotations System for years ended December 31, 2000 and 1999. On March 1, 2001, the Company had approximately 407 holders of record of its common stock.

                                   2000                            1999
                         -------------------------        ----------------------
                            High         Low                 High         Low
                         --------      ---------           --------    ---------
First Quarter              $4 1/16     $2 15/16             $5 1/8       $1 7/8
Second Quarter             $3 9/16      $ 2 1/4             $3 7/8      $ 2 1/4
Third Quarter                $4        $ 2 11/16            $5 1/16     $ 3 7/32
Fourth Quarter             $3 3/4         $1                  $7         $3 1/2


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


ITEM 6.  SELECTED FINANCIAL DATA

(In thousands, except per share data)

                             SELECTED FINANCIAL DATA

                                                                  2000         1999        1998       1997       1996
                                                                  ----         ----        ----       ----       ----
Selected income statement data:
   Revenues                                                      $19,902      $18,751      $16,403    $13,065    $10,437
   Earnings (loss) from continuing operations before
    income taxes and minority interests
                                                                 (1,962)        (235)        1,764      3,814      3,006
   Earnings (loss) from continuing operations                    (1,402)        (153)          890      3,814      1,948
   Net earnings (loss)                                           (1,402)         (55)          979      2,538      1,924
Per share amounts:
   Basic: Earnings (loss) from continuing operations             $(0.56)      $(0.05)        $0.21      $0.93      $0.48
   Net earnings (loss)                                            (0.56)       (0.02)         0.23       0.62       0.48
   Diluted: Earnings (loss) from continuing operations            (0.56)       (0.05)         0.17       0.90       0.46
   Net earnings (loss)                                            (0.56)       (0.02)         0.19       0.60       0.46
Diluted weighted average shares outstanding                       2,756        3,168         4,692      4,241      4,219
Selected balance sheet data:
   Total assets                                                  29,426       29,835        35,496     32,652     24,468
   Long-term obligations                                          6,147        3,557           259         --         --
   Total liabilities                                             12,692       10,875         8,773      7,998      4,086
   Minority interests                                               111           48         2,687      1,550         --
   Total equity                                                  16,623       18,912        24,036     23,104     20,382
   Book value per share                                            7.04         7.09          5.78       5.55       5.03


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

RESULTS OF OPERATIONS

2000 COMPARED TO 1999

      Revenues from continuing operations increased 6% in 2000 compared to 1999. Net losses increased from $55,000 in 1999 to $1,402,000 in 2000. Diluted losses per share increased from $(0.02) in 1999 to $(0.56) in 2000. The reasons for these changes are described below.

FINANCIAL SERVICES

      Financial services revenues decreased 8% in 2000 compared to 1999. The decrease resulted from lower commissions earned at APS Financial, the broker/dealer division of Investment Services, resulting from the uncertainty in the bond market. This uncertainty resulted from the major decline in the stock market beginning in April, 2000. Uncertainty affects the time in which investors are willing to risk their funds. Investors tend to purchase short to medium term securities during times of uncertainty while bond market dealer revenues rely on medium to long term investors. Contributing to the decline in revenues was the fact that inventory losses were $94,000 in 2000 compared to inventory gains of $8,000 in 1999.

      Financial services expenses decreased 6% in 2000 compared to 1999. The decline in transaction activity at APS Financial was primarily responsible for a 4% decrease in sales commission expense, a 7% decrease in support personnel costs, a 30% decrease in incentive compensation, a 22% decrease in transaction charges and a 6% decrease in financial information services. Partially offsetting these decreases was a 20% increase in maintenance costs as well as an increase in allocated expenses for computer and information technology support.

      Results in this segment can vary from year to year. The broker/dealer, primarily a provider of fixed income securities, is subject to general market conditions as well as interest rates and is in an industry characterized by competition for top producing brokers. In an effort to add to the segment's overall profitability, and to add stability from year to year, the Company entered the asset management business in 1998. As a registered investment advisor, Asset Management, seeks to manage the portfolios of institutions and high net worth individuals. Asset Management is in a competitive business and was not profitable in 2000 nor in 1999, incurring losses of $148,000 and $169,000, respectively. The Company cannot predict when or if it will achieve profitability.

INSURANCE SERVICES

      Insurance Services' revenues increased 22% in 2000 compared to 1999. The increase was primarily due to greater commissions earned on a higher volume of new business as evidenced by the number of insureds increasing approximately 10% during the past twelve months. APIE also implemented a 13% rate increase in July, 2000. The increase in volume and rates at APIE raised total premiums written and consequently, management fees earned by Insurance Services.

      Insurance Services' expenses increased 14% in 2000 compared to 1999. The increase was primarily due to a 48% increase in commissions paid to sales agents resulting from the above-mentioned increase in commission revenues earned. Partially offsetting this increase was a 31% decrease in advertising as well as an 8% decrease in depreciation expense. Advertising declined due to decreasing use of direct mail marketing in favor of a new internet website, most of the costs of which were capitalized in 2000. Depreciation is down due to a greater amount of assets becoming fully depreciated during the year than were purchased.

CONSULTING

      Revenues included in the consolidated earnings of the Company from APS Consulting increased 212% in 2000 compared to 1999 primarily due to the fact that earnings from this subsidiary were not consolidated until September, 1999. Taking into consideration those revenues earned during the twelve months ended December 31, 1999 regardless of ownership, there was a 2% decline in 2000. This decrease in revenues is due to the loss of a major client in early 1999 resulting from the uncertainty that arose with the dissolution of Eco-Systems' former parent, Consolidated Eco-Systems, Inc.

      Expenses increased 238% in 2000 for the same reason explained above, as no expenses were recorded during the first eight months of 1999. Were the twelve months of expenses in 1999 to be compared to 2000, there would be an 11% reduction in total expenses in 2000. The primary reason for this reduction is the fact that bad debt expense was 94% lower in 2000 compared to 1999. In early 1999, before the Company began consolidating the revenues and expenses of APS Consulting, a receivable from the then parent company (Consolidated Eco-Systems, Inc.) totaling

$224,000 was written off when it was apparent that the parent would not survive as an entity.

REAL ESTATE

      Revenues at the Company's real estate subsidiary, APS Realty, increased 119% in 2000 compared to 1999. Gains from the sales of surplus office space formerly leased to the Company's outside tenants are the reason for the increase. These sales amounted to a total of approximately 8,000 square feet of the 53,000 total square feet owned by the Company and resulted in gains of about $770,000.

      Expenses decreased 6% in 2000 compared to 1999 due again to the sale of surplus office space in 2000. As a result, building management fees and depreciation expense are lower in 2000 than in 1999.

INVESTMENT AND OTHER

      The $1.5 million decrease in current year investment and other income was primarily due to gains recorded in 1999 from the exchanges of Prime Medical common stock for the Company's common stock. As part of a buy-back strategy, the Company exchanged 720,700 shares of Prime Medical common stock for 1,441,400 shares of the Company's common stock held by two mutual fund companies. The Company's common stock was then retired and gains on the Prime Medical stock totaling $1.6 million were recorded. No such gains were recorded in 2000.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses increased 5% in 2000 compared to 1999. The increase was primarily due to normal annual merit raises.

INVESTMENTS AND INTEREST

      Investments and interest expense increased 15% in 2000 compared to 1999. Interest expense increased 61% over 1999 as a result of an increase in notes payable. Draws taken from the Company's line of credit with Bank of America, used primarily to fund the Company's investments in Syntera and Uncommon Care, resulted in an ending balance of $5,885,000 at December 31, 2000 compared to $3,275,000 at December 31, 1999. Investment expenses increased in 2000 due to a charge to operations of $1.6 million that was taken in the fourth quarter of 2000 resulting from a valuation adjustment to the Company's investment in FemPartners, Inc. This adjustment was primarily the result of the Company's obligation under certain share exchange agreements to acquire additional
FemPartners stock at a premium. Also $560,000 was charged to operations resulting from certain contingent working capital reserve requirements contained in the Company's merger agreement with FemPartners, Inc. During 1999 charges were taken to bad debt expense totaling $1,293,000 pertaining to a note receivable from Consolidated Eco-Systems. In addition, a separate charge to bad debt expense of $536,000 was taken during 1999 pertaining to receivables from Syntera HealthCare, Inc. (now FemPartners, Inc.).

AFFILIATES

      The Company has two affiliates accounted for on the equity method. Equity earnings in Prime Medical, Inc. decreased 31% in 2000 compared to 1999 as a result of lower profits generated from their lithotripter operations caused by contract renegotiations which resulted in a larger number of contracts providing for per diem pricing. In addition, there was a $1.8 million impairment charge recorded by Prime Medical resulting primarily from the sale of its Prostatherapy division. Also, Prime Medical recorded $1.1 million of non-recurring income in 1999. Lastly, the Company's ownership percentage of Prime Medical has decreased from an average of 15.0% in 1999 to an average of 14.6% in 2000 as a result of the Company's exchanges of Prime Medical stock to acquire Company stock that occurred in 1999. Partially offsetting this ownership decrease is the fact that Prime Medical continues to acquire its own treasury shares, which in turn increases the Company's ownership percentage in Prime Medical.

      The Company also reflects its investment in Uncommon Care on the equity method. Losses on this investment recorded by the Company in 2000 totaled approximately $2,009,000 versus approximately $1,914,000 in 1999. The increased losses in 2000 were attributable to construction of four new facilities at Uncommon Care during 2000 which results in initial low occupancy at the newly constructed facilities. Such losses were expected during Uncommon Care's growth stage. The burden of start-up activities associated with the time to bring the new facilities to full occupancy will continue to result in losses in 2001. By the end of 2001 it is expected that all facilities should be at planned occupancy levels. There are currently no new facilities planned for construction in 2001.

1999 COMPARED TO 1998

      Revenues from continuing operations increased 14% in 1999 compared to 1998. Net earnings decreased by $1,034,000 and diluted earnings per share decreased by $0.21 per share. The reasons for these changes are described below.

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

REAL ESTATE

      Revenues decreased less than 1% compared to 1998. The decrease reflects a higher vacancy rate, partially offset by higher lease rates.

      The 4% increase in real estate expenses resulted from a 4% increase in property taxes due to higher real estate taxable values and a 177% ($7,000) increase in fees paid for building maintenance.

INVESTMENT AND OTHER

      The substantial rise in investment and other income was primarily due to gains from the exchanges of Prime Medical common stock for the Company's common stock. As part of a buy-back strategy, the Company exchanged 720,000 shares of Prime Medical common stock for 1,441,000 shares of the Company's common stock held by two mutual fund companies. The Company's common stock was then retired and gains on the Prime Medical stock totaling $1,635,000 were recorded. The gain was based on the difference between the Company's carrying value of the Prime stock and the market value of Company stock on the date of the transactions. Based on an independent evaluation, the market value of the Company stock was discounted 6%, due to the large size of the transaction.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses decreased 1% from 1998. A 25% decrease in professional fees was partially offset by a 12% increase in personnel costs. Legal fees were incurred in 1998 totaling $81,000 related to the Uncommon Care preferred stock investment.

INVESTMENTS AND INTEREST

      Investments and interest expense increased 405% over 1998 due in part to higher interest paid on a greater note payable balance. Draws taken from the Company's line of credit with Bank of America to fund the Company's investments in Syntera and Uncommon Care resulted in an ending balance of $3,275,000 at December 31, 1999 compared to zero at December 31, 1998.

AFFILIATES

      The Company has two affiliates accounted for on the equity method. Prime Medical's operating income increased in 1999 but the Company recognized a smaller percentage (18% in 1998 vs. 14% in 1999) as a result of its exchange of Prime Medical shares to acquire shares of the Company's common stock. Even with this drop in ownership percentage, equity earnings from Prime Medical increased 23% in 1999. The Company, through its status as Prime Medical's largest shareholder and through its representation on Prime Medical's board, continues to have significant influence at Prime Medical and accounts for its investment using the equity method.

      The Company also reflects its investment in Uncommon Care on the equity method. Losses on this investment recorded by the Company in 1999 totaled approximately $1,914,000 versus approximately $860,000 in 1998. Such losses were expected during Uncommon Care's growth stage. The cost of developing new facilities and the time to bring them to full occupancy will continue to result in losses until the established operating base is large and profitable enough to cover the expenses of new development or until there is a slowdown in development of new facilities. The increased losses in 1999 were attributable to the ramp up of facilities construction at Uncommon Care during 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Net working capital was $(203,000) and $1,440,000 at December 31, 2000 and 1999, respectively. The decrease in the current year is due primarily to a loss from operating activities. In addition, the Company recorded a current liability for all expected share exchange agreements with the former Syntera doctors. The share exchange liability recorded at December 31, 2000 was $2.3 million. Historically, the Company has maintained a strong working capital position and, using that base, has been able to satisfy its operational and capital expenditure requirements with cash generated from its operating and investing activities. These same sources of funds have also allowed the Company to pursue investment and expansion opportunities consistent with its growth plans. In 1999 and 2000, the Company supplemented these traditional sources of funds with short-term bank borrowings. Although it is uncertain if operating activities will provide positive cash flow in 2001, the Company believes it has sufficient borrowing capacity as well as ample liquidity in its holdings of Prime Medical shares to meet its working capital requirements for the foreseeable future.

     In 1998, the Company entered into a three year $10,000,000 revolving credit agreement with NationsBank of Texas, N.A. (subsequently acquired by Bank of America, N.A.). Funds advanced under the agreement bear interest at the prime rate less 1/4 %, such interest to be payable quarterly. The Company pledges shares of Prime Medical to the bank as funds are advanced under the line. In May 1999, as a result of the exchange of Prime Medical shares for common stock of the Company, the revolving credit agreement was amended to lower the total funds available to the Company from $10,000,000 to $7,500,000. Funds totaling $5,885,000 and $6,000,000 had been advanced as of December 31, 2000 and March 15, 2001, respectively.

     Capital expenditures for equipment were $125,000, $413,000, and $206,000, in 2000, 1999, and 1998, respectively. Capital expenditures were higher in 1999 due to purchases necessary to remediate Year 2000 computer issues as well as to higher expenditures for improved office space and leasing fees. The Company expects capital expenditures in 2001 to be approximately equal to those of 2000.

     The Company's ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, its indebtedness, or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations and anticipated revenue growth, management believes that cash flow from operations and available cash, together with available borrowings under its bank line of credit and liquidity in its holdings of Prime Medical shares, will be adequate to meet the Company's future liquidity needs for at least the next several years. However, there can be no assurance that the Company's business will generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will be realized or that future borrowings under the line of credit or sales of Prime Medical shares will generate sufficient cash to enable the Company to service its indebtedness or to fund its other liquidity needs.

INFLATION

     The operations of the Company are not significantly affected by inflation because, having no manufacturing operations, the Company is not required to make large investments in fixed assets. However, the rate of inflation will affect certain of the Company's expenses, such as employee compensation and benefits.

NEW ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement). The Company is required to implement this statement effective with its 2001 fiscal year (after deferral by SFAS No. 137). Statement 133 addresses the accounting for derivative instruments, including certain instruments embedded in other contracts, and for hedging activities. Under this Statement, the Company will be required to recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those at fair value. If certain conditions are met a derivative may be specifically designated as a hedge, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-dominated forecasted transaction. The adoption of the Statement on January 1, 2001 had no impact on the company's financial position or results of operations. The Company did not hold any derivatives as of December 31, 2000 and 1999.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has some exposure to cash flow and fair value risk from changes in interest rates, which may affect its financial position, results of operation and cash flows. The Company does not use financial instruments for speculative purposes, but does maintain a trading account inventory to facilitate the business of its broker/dealer subsidiary. At the end of 2000 the inventory balance was $241,000. Historically, the Company has turned this inventory rapidly and has realized neither significant gains nor losses.

     The Company has notes receivable which are at an 8% fixed rate. Their fair value will increase and decrease inversely with interest rates. The Company has debt totaling $5,888,000, most of which was drawn on a $7,500,000 revolving line of credit with a floating interest rate. For each $1 million that the Company should borrow in 2001, a 1% increase in interest rate would result in a $10,000 annual increase in interest expense.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is contained in Appendix A attached hereto.

     Financial information and schedules relating to Prime Medical Services, Inc. are contained in Item 14(a) of the Annual Report on Form 10-K for the year ended December 31, 2000 of Prime Medical Services, Inc., which Item 14(a) is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is contained in the definitive proxy material of the Company to be filed in connection with its 2001 annual meeting of shareholders, except for the information regarding executive officers of the Company, which is presented below. The information required by this item contained in such definitive proxy material is incorporated herein by reference.

As of March 15, 2001, the executive officers of the Company are as follows:

Name                          Age           Position
- ----                          ---           -----------

Kenneth S. Shifrin             51           Chairman of the Board, President
                                               and Chief Executive Officer

Duane K. Boyd, Jr.             56           Senior Vice President - Insurance

William H. Hayes               53           Senior Vice President - Finance
                                               and Secretary

George S. Conwill              44           Vice President - Investment Services

Thomas R. Solimine             42           Controller

     All officers serve until the next annual meeting of directors and until their successors are elected and qualified.

     Mr. Shifrin has been Chairman of the Board since March 1990. He has been President and Chief Executive Officer since March 1989 and was President and Chief Operating Officer from June 1987 to February 1989. He has been a Director of the Company since February 1987. From February 1985 until June 1987, Mr. Shifrin served as Senior Vice President - Finance and Treasurer. He has been Chairman of the Board of Prime Medical since October 1989. Mr. Shifrin is a member of the World Presidents Organization.

     Mr. Boyd has been Senior Vice President - Insurance since July 1991 and has also been Chairman and Chief Executive Officer of FMI since March 1997. Prior to that, beginning in July 1991, he had been President of FMI. Mr. Boyd has been a Director of Uncommon Care since January 1998. Mr. Boyd is a Certified Public Accountant and was with KPMG LLP from 1974 until June 1991, where he a partner specializing in the insurance industry.

     Mr. Hayes has been Senior Vice President - Finance since June 1995. Mr. Hayes was Vice President from June 1988 to June 1995 and was Controller from June 1985 to June 1988. He has been Secretary of the Company since February 1987 and Chief Financial Officer since June 1987. Mr. Hayes is a Certified Public Accountant.

     Mr. Conwill has been Senior Vice President - Investment Services since June 2000 and had been Vice President since June 1998. He has served as Chief Operating Officer of APS Financial since May 1995, and as President and Chief Operating Officer since March 1998. In May 1998 he assumed responsibility as President of APS Investment Services.

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

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this item is contained in the definitive proxy statement of the Company to be filed in connection with its 2001 annual meeting of shareholders, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is contained in the definitive proxy statement of the Company to be filed in connection with its 2001 annual meeting of shareholders, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is contained in the definitive proxy statement of the Company to be filed in connection with its 2001 annual meeting of shareholders, which information is incorporated herein by reference.

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

                           None

(c)   Exhibits (1)

3.1     Restated Articles of Incorporation of the Company, as amended. (5)

3.2     Amended and Restated Bylaws of the Company. (5)

4.1     Specimen of Common Stock Certificate. (2)

4.2 Rights Agreement, dated as of August 15, 2000, between American Physicians Service Group, Inc. and American Stock Transfer & Trust Company which includes the form of Statement of Resolutions setting forth the terms of the Junior Participating Preferred Stock, Series A,
        the  form  of   Rights Certificate  as Exhibit B and the Summary of
        Rights  to  Purchase   Preferred  Shares  as Exhibit C. (10)

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

 10.50    Promissory Note (Line of Credit) dated January 1, 1998 between the
            Company and Barton Acquisition, Inc. in the amount of $2,400,000.(9)

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

 10.83    Replacement Liquidity Note dated October 15, 1999 between the Company and Uncommon Care, Inc. (11)

 10.84    Co-Sale Rights Agreement dated August 31, 1999 between the Company and
            FemPartners, Inc. (11)

 10.85    Replacement Promissory Note dated August 31, 1999 between the Company and FemPartners, Inc. (11)

 10.86    Guaranty Agreement dated August 31, 1999 between the Company and
            FemPartners, Inc.  (11)

 10.87    Amendment to Certificate of Incorporation dated August 29, 2000 of
            APSC, Inc. (12)

 10.88    Amended Loan Agreement dated June 28, 2000 between APS Consulting and
            APSC, Inc. (12)

 10.89    Amended Promissory Note dated June 28, 2000 between APS Consulting and
            APSC, Inc. (12)

 10.90    Amended Promissory Note dated June 28, 2000 between APS Consulting and
            APSC, Inc. (12)

 10.91    APSC, Inc. Stock Plan. (12)

 10.92    APS Asset Management Debt to equity Conversion Agreement dated June
            30, 2000. (12)

 10.93    Amendment to Revolving Credit Loan Agreement with Bank of America dated April 26, 2000. (12)

 10.94    2nd Amendment to Revolving Credit Loan Agreement with Bank of America dated February 9, 2001. (12)

 10.95    Management Services Agreement dated January 1, 2000 between APSG and
            APS Consulting. (12)

 10.96    Tax Sharing Agreement dated January 1, 2000 between APSG and APS
            Consulting. (12)

 10.97    Settlement Agreement and Release dated January 5, 2000 between APS
            Consulting and M. J. Blankenship Woodcock. (12)

 10.98    Professional Services Contract dated April 10, 2000 between APIA and
            White Lion Internet Agency. (12)

 10.99    $1.25 million 364-Day Revolving Promissory Note dated February 9, 2001 between APSG and Bank of America. (12)

 10.100   $1.25 million Promissory Note dated June 1, 2000 between APSG and
            Uncommon Care, Inc. (12)

 10.101   $1.20 million Promissory Note dated June 1, 2000 between APSG and
            Uncommon Care, Inc. (12)

          21.1        List of subsidiaries of the Company. (12)

          23.1        Independent Auditors Consent of KPMG LLP. (12)



          (*)       Executive Compensation plans and arrangements.
- -----------------




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

(10)     Filed as an Exhibit to the Current Report on Form 8-K of the Company
              dated  September 22, 2000 and  incorporated  by reference herein.

(11)     Filed as an Exhibit to the Annual  Report on Form 10-K of the Company
              for the year ended December 31, 1999 and incorporated herein by reference.

(12)     Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       AMERICAN PHYSICIANS SERVICE GROUP, INC.


                       By: /s/ Kenneth S. Shifrin
                       ---------------------------
                       Kenneth S. Shifrin, Chairman of the
                        Board and Chief Executive Officer

                       Date:  March 30, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /s/ Kenneth S. Shifrin
   ----------------------------
     Kenneth S. Shifrin
     Chairman of the Board and
     Chief Executive Officer
     (Principal Executive Officer)

Date:    March 30, 2001



By: /s/ W. H. Hayes
   ---------------------------------------------
     W. H. Hayes
     Senior Vice President - Finance, Secretary
     and Chief Financial Officer
     (Principal Financial Officer)

Date:    March 30, 2001

By: /s/ Thomas R. Solimine
   ---------------------------------
     Thomas R. Solimine
     Controller
     (Principal Accounting Officer)

Date:    March 30, 2001



By: /s/ Robert L. Myer
   ----------------------------
     Robert L. Myer, Director

Date:    March 30, 2001



By: /s/ William A. Searles
   -------------------------------
     William A. Searles, Director

Date:    March 30, 2001



By: /s/ Brad A. Hummel
   -------------------------------
     Brad A. Hummel, Director

Date:    March 30, 2001

                                   APPENDIX A



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                     Page
                                                                  ----------


Independent Auditors' Report                                          A-2

Financial Statements

 Consolidated Statements of Operations for the years
 ended December 31, 2000, 1999, and 1998                              A-3

 Consolidated Balance Sheets as of December 31, 2000
 and December 31, 1999                                                A-5

 Consolidated Statements of Cash Flows for the years
 ended December 31, 2000, 1999 and 1998                               A-7

 Consolidated Statements of Shareholders' Equity
 for the years ended December 31, 2000, 1999 and 1998                 A-9

 Notes to Consolidated Financial Statements                           A-10

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

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Physicians Service Group, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.




                                           /s/ KPMG, LLP
                                        -------------------

         Austin, Texas

         February 22, 2001

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                                            Year Ended December 31,
                                                                     -------------------------------------------------
                                                                         2000              1999              1998
                                                                     -------------    ---------------     ------------
Revenues:
  Financial services                                                       $9,962            $10,835           $9,914
  Insurance services                                                        5,692              4,683            5,655
  Consulting                                                                2,395                768              ---
  Real estate (Note 5)                                                      1,555                710              713
  Investments and other                                                       298              1,755              121
                                                                     -------------    ---------------     ------------
    Total revenues                                                         19,902             18,751           16,403
Expenses:
  Financial services                                                        9,147              9,764            9,039
  Insurance services                                                        5,197              4,558            4,129
  Consulting                                                                2,404                712              ---
  Real estate                                                                 515                548              527
  General and administrative                                                1,524              1,447            1,459
  Investments and interest (Notes 8 and 17)                                 2,610              2,277              451
                                                                     -------------       -----------       ----------
    Total expenses                                                         21,397             19,306           15,605
                                                                     -------------      ------------       ----------

Operating income (loss)                                                    (1,495)              (555)             798
Equity in earnings (loss) of unconsolidated
  affiliates (Note 13)
                                                                             (467)               320              966
                                                                           ------               ----              ---
   Earnings (loss) from continuing operations
     before income taxes and minority interests                            (1,962)              (235)           1,764

Income tax expense (benefit) (Note 9)                                        (602)               (77)             696
Minority interests                                                             42                 (5)             178
                                                                     -------------      ------------       ----------
Earnings (loss) from continuing operations                                 (1,402)              (153)             890
Discontinued operations:
  Profit/(loss) from discontinued operations net
   of income tax expense/(benefit) of $0, $113
   and $46 in 2000, 1999 and 1998,
   respectively                                                               ---                 98               89
                                                                     -------------      ------------       ----------

   Net earnings (loss)                                                   $ (1,402)            $ (55)            $ 979
                                                                     ============       ============       ==========

See accompanying notes to consolidated financial statements



                     AMERICAN PHYSICIANS SERVICE GROUP, INC.

(In thousands, except per share data)

                                                                           Year Ended December 31,
                                                                  -------------------------------------------------
                                                                      2000              1999              1998
                                                                  -------------    ---------------    -------------
Earnings (loss) per common share: (Note 15)
Basic:
   Earnings (loss) from continuing operations                         $ (0.56)           $ (0.05)           $ 0.21
   Discontinued operations                                                ---               0.03              0.02
                                                                      --------          ---------          -------
      Net earnings (loss)                                             $ (0.56)           $ (0.02)           $ 0.23
                                                                      ========            =======            =====

Diluted:
   Earnings (loss) from continuing operations                         $ (0.56)           $ (0.05)           $ 0.17
   Discontinued operations                                                ---               0.03              0.02
                                                                     ---------          ---------          -------
      Net earnings (loss)                                             $ (0.56)           $ (0.02)           $ 0.19
                                                                     =========          =========          =======

Basic weighted average shares outstanding                               2,490              3,064             4,163
                                                                        ======             ======           ======

Diluted weighted average shares outstanding                             2,490              3,064             4,692
                                                                        ======             ======           ======


See accompanying notes to consolidated financial statements

            AMERICAN PHYSICIANS SERVICE GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                                       December 31,
                                              ----------------------------------
                                                  2000                  1999
                                              -----------             ----------
ASSETS
Current Assets:
  Cash and cash investments                      $2,988                 $2,275
  Cash - restricted (Note 16)                       ---                    376
  Trading account securities                        241                    493
  Notes receivable - current (Note 3)               282                    270
  Management fees and other
    receivables (Note 2)                            682                  1,344
  Deposit with clearing organization                495                  1,042
  Receivable from clearing organization             185                    147
  Deferred income tax asset (Note 9)                ---                    633
  Income taxes receivable                           502                    200
  Prepaid expenses and other                        331                    279
                                              ----------              ---------
               Total current assets               5,706                  7,059

Notes receivable, net - less current
   portion (Note 3)                               1,986                  2,066
Property and equipment  (Note 5)                  1,422                  1,820
Investment in affiliates  (Note 13)              14,374                 14,274
Other investments  (Note 17)                      5,290                  3,824
Goodwill  (Note 18)                                 443                    573
Other assets                                        205                    219
                                              ----------              ---------
Total Assets                                    $29,426                $29,835
                                              ==========              =========

See accompanying notes to consolidated financial statements

            AMERICAN PHYSICIANS SERVICE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, continued

(In thousands, except share data)


                                                        December 31,
                                               ---------------------------------
                                                   2000                  1999
                                                ----------             ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable - trade                         $1,033               $1,242
  Payable to clearing organization                    470                  624
  Notes payable - short term  (Note 7)                 --                   12
  Net deferred taxes liability                        122                   --
  Accrued compensation                                719                  818
  Accrued expenses and other liabilities
    (Note 6)                                        3,565                2,923
                                                    -----                -----
      Total current liabilities                     5,909                5,619

  Payable under loan participation
     agreements (Note 13)                             259                  259
  Net deferred income tax liability
     (Note 9)                                         636                1,699
  Notes payable - long term  (Note 7)               5,888                3,298
                                                    -----                -----
       Total liabilities                           12,692               10,875

Minority interest                                     111                   48

Shareholders' Equity:
  Preferred stock, $1.00 par value,
    1,000,000 shares authorized                        --                   --
  Common stock, $0.10 par value, shares
    authorized 20,000,000; issued and
    outstanding 2,359,233 in 2000  and
    2,667,233 in 1999                                 275                  278
  Additional paid-in capital                        5,539                5,549
  Retained earnings                                12,259               13,644
  Accumulated other comprehensive loss                (32)                  --
   Treasury stock, at cost, 386,000 and
     78,000 in 2000 and 1999, respectively         (1,418)                (559)
                                                  -------               -------
      Total shareholders' equity                   16,623               18,912

Total Liabilities and Shareholders' Equity        $29,426              $29,835
                                                  =======               =======


See accompanying notes to consolidated financial statements

                                         AMERICAN PHYSICIANS SERVICE GROUP, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

      (In thousands)

                                                                          Year Ended December 31,

                                                                  2000              1999               1998
                                                              -------------     -----------        -----------
Cash flows from operating activities:
  Cash received from customers                                  $19,429           $17,205            $16,017
  Cash paid to suppliers and employees                          (20,225)          (16,770)           (14,390)
  Change in trading account securities                              252                 6                (86)
  Change in deposit with and receivable from
    clearing organization                                           355                16               (447)
  Interest paid                                                    (408)             (254)               (59)
  Income taxes (paid) refunded                                      122              (385)              (439)
  Interest and other investment proceeds                            377               484                234
                                                              ------------      -----------        -----------
      Net cash (used in) provided by operating
        activities                                                  (98)              302                830

Cash flows from investing activities:
  Proceeds from the sale of property and equipment                  953                --                 13
  Payments for purchase of property and equipment                  (125)             (413)              (206)
  Investment in and advances to affiliates, net                    (845)           (4,467)            (3,408)
  Other investments                                                (856)               --                 --
  Funds loaned to others                                           (206)               --                 --
  Collection of notes receivable                                     73               963                400
  Discontinued operations                                            --              (578)            (3,699)
  Other                                                              98               (44)               259
                                                                ----------      -----------         ---------
    Net cash used in investing activities                          (908)           (4,539)            (6,641)

Cash flows from financing activities:
  Proceeds from notes payable                                     3,560             3,825                  8
  Payment of notes payable                                         (982)             (577)                --
  Purchase/retire treasury stock                                   (914)              (25)              (147)
  Sale of treasury stock                                             55                --                 --
  Exercise of stock options                                          --                75                 75
  Distribution to minority interest                                  --                --               (300)
                                                                ---------       -----------        ----------
    Net cash (used in)/provided by financing
      activities                                                  1,719             3,298               (364)

Net change in cash and cash investments                            $713             ($939)           ($6,175)
                                                                ---------       -----------        ----------
Cash and cash investments at beginning of period                  2,275             3,214              9,389
                                                                ---------       -----------        ----------
Cash and cash investments at end of period                       $2,988            $2,275             $3,214
                                                                =========       ===========        ==========


See accompanying notes to consolidated financial statements

                           AMERICAN PHYSICIANS SERVICE GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS, continued


     (In thousands)

                                                                          Year Ended December 31,

                                                                    2000              1999           1998
                                                                 -----------       ----------      ---------
Reconciliation of net earnings (loss) to net cash
  provided by (used in)  operating activities:

Net earnings (loss)                                                $(1,402)            $(55)          $979

Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization                                          574              733           618
Earnings from discontinued operations                                   --             (211)         (135)
Minority interest in consolidated earnings/(loss)                       42               (5)          178
Undistributed (earnings) loss of affiliate                             467             (149)         (966)
Provision for bad debts                                                  7            2,023           361
Realized loss on investments                                         1,642               --            --
Gain on exchange of stock                                               --           (1,635)           --
Warrants received for services                                          --              (45)           --
Gain on sale of property                                              (758)              --            --
Provision for deferred taxes                                          (308)              88            81
Change in trading securities                                           252                6           (86)
Change in management fees & other receivables                          662              209          (153)
Change in receivable deposit with and receivable
  from clearing organization                                           355               16          (447)
Change in federal income tax payable                                  (285)            (492)           66
Change in prepaids & other current assets                              (52)              96           169
Change in other long term assets                                        14               --            52
Change in trade payables                                              (209)              91             9
Change in accrued expenses $ other liabilities                      (1,099)            (368)         (155)
Change in loan participations liability                                 --               --           259
                                                                     ------           ------       -------
   Net cash provided by (used in ) operating
     activities                                                      $ (98)            $302          $830
                                                                     ======           ======       =======


          Summary of non-cash transactions:

During 2000, the Company recorded a write-down in the amount of approximately $1,642,000 in relation to its investment in FemPartners, Inc. See Note 8.

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

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              For the years ended December 31, 2000, 1999, and 1998


(In thousands, except share data)


                                                                                                 Accumulated
                                                Common     Additional                               Other                   Total
                                                Stock       Paid-In   Treasury  Comprehensive   Comprehensive Retained  Shareholders
                                               (Note 19)    Capital     Stock   Income (Loss)       Loss       Earnings     Equity
                                               ---------- ---------- --------- --------------- ------------ ---------- ------------
Balance January 1, 1998                          $ 416      $ 5,528      $ --                      $ --       $ 17,160     $ 23,104
Shares issued (Note 11)                              3           72        --                        --             --           75
Shares repurchased & cancelled                      (3)        (144)       --                        --             --         (147)
Comprehensive income:
   Net earnings                                     --           --        --         $ 979          --            979          979
   Other comprehensive income                       --           --        --            --          --             --           --
                                                                                       ----
        Comprehensive income                        --           --        --           979          --             --           --
                                                                                       ----

Income tax benefit of non-qualified option          --           25        --                        --             --           25
   exercises
                                               ---------- ----------   --------- --------------- ------------ ---------- -----------
Balance December 31, 1998                          416        5,481        --                        --         18,139       24,036
Shares issued (Note 11)                              3           72        --                        --             --           75
Shares repurchased & cancelled                    (141)         (24)       --                        --         (4,716)      (4,881)
Comprehensive income:
   Net loss                                         --           --        --          (55)          --            (55)         (55)
   Other comprehensive loss                         --           --        --           --           --             --           --
                                                                                      -----
       Comprehensive loss                           --           --        --          (55)          --             --           --
                                                                                      -----

Income tax benefit of non-qualified option          --           20        --                        --             --           20
   exercises
Common stock of parent company held by
   subsidiary                                       --           --      (559)                       --            276         (283)
                                                ---------- ----------  --------  ------------- ------------ ----------  ------------
Balance December 31,1999                           278        5,549      (559)                       --         13,644       18,912
Comprehensive income:
    Net loss                                        --           --        --        (1,402)         --         (1,402)      (1,402)
    Other comprehensive loss
        Unrealized loss on  securities net
        of tax of $(17)                             --           --        --           (32)        (32)            --          (32)
                                                                                      -----
            Other comprehensive loss                --           --        --           (32)         --             --           --
                                                                                      -----
            Comprehensive loss                      --           --        --       $(1,434)         --             --           --
                                                                                      -----

Treasury stock purchases                            --           --      (914)                       --             --         (914)
Treasury stock sales                                --           --        55                        --             --           55
Dissolution of  Subsidiary                          (3)         (10)       --                        --             17            4
                                               ---------- ---------- ---------   ------------- ------------ ----------   -----------
Balance December 31, 2000                        $ 275      $ 5,539   $(1,418)                    $ (32)      $ 12,259     $ 16,623
                                               ========== ========== =========   ============= ============ ==========  ===========





See accompanying notes to consolidated financial statements.

            AMERICAN PHYSICIANS SERVICE GROUP, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

(1)      Summary of Significant Accounting Policies

(a)      General

         American Physicians Service Group, Inc. through its subsidiaries, provides financial services that include brokerage and asset management services to individuals and institutions, insurance services that consist of management services for malpractice insurance companies, and environmental consulting services that include air, water and solid waste engineering, litigation support and regulatory compliance. The financial services business has clients nationally. Insurance management is a service provided primarily in Texas, but is available to clients nationally. Consulting is a service provided primarily in the Southeastern United States, but is available to clients nationally. Through a subsidiary, Syntera HealthCare Corporation ("Syntera"), the Company also provided medical practice management services to various OB/GYN practices in Texas. Syntera was exchanged on August 31, 1999 for a common stock interest in FemPartners, Inc. American Physicians Service Group, Inc. also owns space in the office building which serves as its headquarters. Through its real estate subsidiary it leases space that is surplus to its needs. During the three years presented in the financial statements, financial services generated 56% of total revenues and insurance services generated 29%.

         American  Physicians  Services Group,  Inc. has two  affiliates;  Prime
         Medical Services, Inc., ("Prime Medical") of which it owns approximately 15%, and Uncommon Care, Inc. ("Uncommon Care") of which it owns convertible preferred stock equivalent to a 34% ownership on a fully converted basis. Prime Medical is the country's largest provider of lithotripsy (non-invasive kidney stone fracturing) services. In addition, Prime Medical operates 15 refractive surgery centers performing 33,000 LASIK procedures on annualized basis, and is also involved in the manufacturing of mobile medical and specialty equipment units. Uncommon Care develops and operates Alzheimer's care facilities.

(b)      Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(c)      Principles of Consolidation

         The consolidated financial statements include the accounts of American Physicians Service Group, Inc. and of subsidiary companies more than 50% owned ("Company"). Investments in affiliated companies and other entities, in which the Company's investment is less than 50% of the common shares outstanding and where the Company exerts significant influence over operating and financial policies, are accounted for by the equity method. Investments in other entities in which the Company's investment is less than 20%, and in which it does not have the ability to exercise significant influence over operating and financial policies, are accounted for by the cost method.

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

         Consulting revenues result from the work of scientists and engineers in the areas of remedial investigations, remediation engineering, air and water quality analysis, regulatory compliance, solid waste engineering, litigation support/expert testimony and industrial hygiene and safety. Substantially all of the projects in these areas are undertaken on a time and expenses basis. Clients are billed, and revenue is recognized, monthly based on hours worked and expenses incurred toward completing the assignments.

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

         (e)      Marketable Securities

         The Company's investments in debt and equity securities are classified in three categories and accounted for as follows:

           Classification          Accounting
           ----------------        ----------------
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

         (h)  Goodwill

         Goodwill represents the excess of consideration paid over the net assets acquired in purchase business combinations. It is amortized using the straight-line method over a period of ten years. Goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized if there is a difference between the fair value and carrying value of the asset.

         (i)  Income Taxes

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         (j)  Cash and Cash Investments

         Cash and cash investments include cash and highly liquid investments with an original maturity of 90 days or less.

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

         (m)    Reclassification

         Certain reclassifications have been made to amounts presented in previous years to be consistent with the 2000 presentation.

         (n)    New Accounting Pronouncements

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement). The Company is required to implement this statement effective with its 2001 fiscal year (after deferral by SFAS No. 137). Statement 133 addresses the accounting for derivative instruments, including certain instruments embedded in other contracts, and for hedging activities. Under this Statement, the Company will be required to recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those at fair value. If certain conditions are met a derivative may be specifically designated as a hedge, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-dominated forecasted transaction. The adoption of the Statement on January 1, 2001 had no impact on the company's financial position or results of operations. The Company did not hold any derivatives as of December 31, 2000 and 1999.

(2)      Management Fees and Other Receivables

         Management fees and other receivables consist of the following:

                                                            December 31,
                                                     -------------------------
                                                      2000               1999
                                                      ----               ----
         Management fees receivable                  $3,000           $304,000
         Trade accounts receivable                  637,000            778,000
         Less: allowance for doubtful
               accounts                             (56,000)           (20,000)
         Accrued interest receivable                 57,000            162,000
         Other receivables                           41,000            120,000
                                                     ------            -------
                                                   $682,000         $1,344,000
                                                   ========         ==========


         The Company earns management fees by providing management services to American Physicians Insurance Exchange ("APIE") under the direction of APIE's Board of Directors. Subject to the direction of this Board, FMI sells and issues policies, investigates, settles and defends claims, and otherwise manages APIE's affairs. The Company has previously managed other insurance companies.

         The  Company  earned  management  fees  and  other  related  income  of
         $5,692,000,   $4,683,000,   and   $5,655,000   and   received   expense
         reimbursements of $1,997,000,  $1,454,000, and $1,420,000 for the years ended December 31, 2000, 1999 and 1998, respectively, related to these agreements.

(3) Notes Receivable

Notes receivable consist of the following:

                                                                                                      December 31,
                                                                                               2000                1999
                                                                                               ----                ----
           FEMPARTNERS, INC. (FORMERLY SYNTERA HEALTHCARE CORPORATION)
Upon  the  merger  of  Syntera  HealthCare  Corporation  with  FemPartners,  APS restructured  the line of credit,  which now bears interest at 8%.  Payments are interest only,  paid quarterly  through  November 30, 2001.  Quarterly  combined principal  and interest  payments  begin  December 1, 2001 and continue  through
September  1, 2004,  at which  time the total  outstanding  balance is due.  The maturity date of this note can be accelerated if FemPartners conducts an initial public  offering or other public sale of its common stock.  If such occurs,  the note shall  mature and become due and payable the latter of September 1, 2002 or the 5th  business day after the date of such  initial  public  offering or other public sale.
                                                                                            $ 2,000,000         $ 2,193,000
Term note: This note is unsecured.  Principal and interest,  at 8 %, are payable monthly until maturity on March 31, 2004.
                                                                                                182,000                  --
          EMPLOYEES
Loans are periodically made to employees,  primarily as employment  inducements.
Employee notes receivable at December 31, 2000 consisted of a $20,000 note which was  repaid  in full in  March  2001 and two  loans  totaling  $66,000  to a key employee for advanced education fees. The latter two notes are forgivable in the amount  of  approximately  $13,000  on each  January  1st that the  employee  is employed by the Company beginning in 2001 and continuing  through 2005. They are due within 90 days should the employee terminate employment.
                                                                                                119,000             454,000
                                                                                                -------             -------

                                                                                              2,301,000           2,647,000
Less allowance for doubtful accounts                                                            (33,000)           (311,000)
                                                                                              ---------           ---------

                                                                                              2,268,000           2,336,000
Less current portion                                                                            282,000             270,000
                                                                                                -------           ---------
Long term portion                                                                            $1,986,000          $2,066,000
                                                                                             ==========          ==========


A reconciliation of the allowance for impairment of all notes receivable follows:

                                                  Year Ended December 31,
                                             ---------------------------------
                                                2000                     1999
                                                ----                     ----

Balance at the beginning of the period       $ 311,000              $1,255,000

Amounts charged off                           (285,000)             (2,609,000)

Additional provision                             7,000               1,665,000
                                              ---------              ---------

Balance at the end of period                  $ 33,000               $ 311,000
                                              =========              =========



(4)      Fair Value of Financial Instruments

         Statements of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" (Statement 107), requires that the Company disclose estimated fair values for its financial instruments.

         For financial instruments the estimated fair value equals the carrying value as presented in the consolidated balance sheets. Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments.

         CASH AND CASH INVESTMENTS

         The carrying amounts for cash and cash investments approximate fair value because they mature in less than 90 days and do not present unanticipated credit concerns.

         TRADING ACCOUNT SECURITIES

         The fair value of securities owned are reported at fair value. In the absence of any available market quotation, securities held by the Company are valued at estimated fair value.

         In addition to receiving commission revenue for acting as the placement agent for the private offering, APS Financial received warrants to purchase 251,325 shares of restricted common capital stock exercisable at a price of $1.875 per share of common stock. The warrants expire on December 15, 2004 and have been recorded at a fair value of $0 at December 31, 2000. None of the warrants have been exercised as of December 31, 2000.

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

         RECEIVABLE FROM CLEARING ORGANIZATION

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

(5)      Property and Equipment

         Property and equipment consists of the following:

                                                        December 31,
                                            ------------------------------------
                                               2000                      1999
                                            ------------             -----------
         Office condominium                  $1,340,000               $1,574,000
         Furniture and equipment              2,041,000                2,582,000
                                              ---------                ---------
                                              3,381,000                4,156,000
         Accumulated depreciation and
              amortization                    1,959,000                2,336,000
                                              ---------                ---------
                                             $1,422,000               $1,820,000
                                             ==========               ==========


         The Company owns approximately 45,000 square feet in the condominium building in which its principal offices are located. The Company, its subsidiaries and affiliate occupy approximately 36,720 square feet and the remainder is leased to third parties. Rental income received from third parties during the years ended December 31, 2000, 1999 and 1998 totaled approximately $273,000, $255,000 and $355,000 respectively. Future minimum lease payments to be received under the terms of the office condominium leases are as follows: 2001 - $190,000; 2002 - $167,000; 2003 - $150,000; and 2004 - $76,000.


(6)      Accrued Expenses and Other Liabilities

         Accrued expenses and other liabilities consists of the following as of December 31,:

                                               2000                     1999
                                            ---------                ----------

          Taxes payable - other              $ 71,000                 $ 160,000
          Deferred income                     459,000                   528,000
          Contractual/legal claims          2,887,000                 1,409,000
          Vacation payable                    133,000                   116,000
          Funds held for others                15,000                   402,000
          Other                                    --                   308,000
                                            ---------                ----------
                                           $3,565,000                $2,923,000
                                           ==========                ==========


(7)      Notes Payable

         The Company has a $7,500,000 line of credit with Bank of America, N. A. The Company has pledged shares of Prime Medical to the bank as funds are advanced under the line. Funds advanced under the agreement were $5,885,000 at December 31, 2000. Funds advanced under the agreement will bear interest at the prime rate less 1/4 %. The

(7)      Notes Payable continued

         average interest rate on amounts outstanding under this agreement as of December 31, 2000 was 9.1%.

         Interest expense incurred during the year ended December 31, 2000 related to the line of credit was approximately $401,000. The unused portion of the line carries a 1/4 % commitment fee. All interest is to be paid quarterly. Prior to maturity in February 2001, this note was extended to February 2003. Any outstanding principal is to be paid at maturity in February 2003.

         In order to receive advances under the line, the Company must maintain certain levels of liquidity and net worth. In addition, the market value of the collateral must exceed a certain multiple of the funds advanced under the line and there must be no occurrence which would have a material adverse effect on the Company's ability to meet its obligations to the bank. As of December 31, 2000, the Company is in compliance with all covenants of its loan agreements.

(8)      Commitments and Contingencies

         In connection with the development of Syntera, the Company entered into Share Exchange Agreements ("Agreements") with the physician shareholders of Syntera. The Agreements provide that the Syntera shareholders may, at their option, exchange their shares for a fixed dollar amount of the Company's common stock in the event that the Syntera shares are not publicly traded by certain dates. The Company has the option of purchasing any or all of the shares at the weighted average dollar amount of $5.26 per share rather than exchanging for its common stock. As a result of Syntera's merger with FemPartners in 1999, the Syntera shares were converted to FemPartners shares, with such shares retaining all of the conversion features. These shares began to become eligible to exchange in the first quarter of 2000 and continue to become eligible through 2001. Most of the agreements were modified at the time of merger to also allow the Company's shares of Prime Medical to be used in the exchange, although the Company does not presently intend to exchange any shares of Prime Medical. The exchanges, whether for cash, or the shares of the Company will increase our investment in FemPartners by the amount of the cash or the fair value of the stock consideration, as indicated by NASDAQ Stock Market prices on the exchange dates. Exchanges for the common stock of American Physicians will be accounted for as a re-issuance of treasury stock. At December 31, 2000 the Company had been notified by physician shareholders of their intent to exchange approximately 126,000 of the 151,000 shares expected to be eligible for exchange. The Company paid approximately $856,000 in cash in 2000 related to the exchanges and recorded a liability of approximately $2,250,000 to complete all remaining expected exchanges, including the 25,000 shares for which it has yet to receive notification. A $1,642,000 charge to earnings was recorded in 2000 related to the exchanges. The Company has registered 600,000 shares of its common stock which it may use in satisfying the exchange agreements. If the Company elected to issue its common shares, the quantity would be determined by the market price of its shares at the time of the exchange.

                  As part of the merger of Syntera with FemPartners it was agreed that Syntera would have working capital of an agreed upon amount measured at December 31, 2000. As a result of this agreement, the Company recorded a liability of approximately $870,000 at December 31, 2000. Management believes that this amount will be sufficient to satisfy its obligations to FemPartners. Satisfaction of the obligation will be made by offsetting the liability against future principal and/or interest payments due from FemPartners. No cash will be expended in satisfying the obligation.

         The Company has extended  various lines of credit to Uncommon Care. See
         Note 13 to these consolidated financial statements.

         Rent expense under all operating leases for the years ended December 31, 2000, 1999 and 1998 was $160,000, $84,000 and $44,000 respectively.
         Future minimum payments for leases which extend for more than one year were $285,000 at December 31, 2000.

         The Company is involved in various claims and legal actions that have arisen in the ordinary course of business. Management believes that any liabilities arising from these actions will not have a significant adverse effect on the financial condition of the Company.


(9)      Income Taxes

         Income Taxes

         The Company files a consolidated tax return. Income tax expense (benefit) consists of the following:

                                            Year Ended December 31,
                                    --------------------------------------------
                                       2000            1999               1998
                                       ----            ----               ----
          Continuing Operations
          Federal
            Current                  $(395,000)      $(245,000)         $332,000
            Deferred                  (259,000)        128,000           232,000
          State                         52,000          40,000           132,000
          Discontinued Operations           --         113,000            46,000
                                     ----------        -------          --------
                                     $(602,000)        $36,000          $742,000
                                      ========         =======           =======


         A reconciliation of expected income tax expense (benefit) (computed by applying the United States statutory income tax rate of 34% to earnings
         (loss) before income taxes to total tax expense (benefit) in the accompanying consolidated statements of earnings follows:

                                                Year Ended December 31,
                                         ---------------------------------------
                                           2000             1999          1998
                                           ----             ----          ----

         Expected federal income tax
           expense (benefit)             $(667,000)       $(6,000)      $585,000
              State taxes                   52,000         40,000        132,000
              Other, net                    13,000          2,000         25,000
                                           --------       --------       -------
                                         $(602,000)       $36,000       $742,000
                                          =========       ========       =======


         The tax effect of temporary differences that gives rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below:

                                                     Year Ended December 31,
                                               ---------------------------------

                                                     2000                1999
                                                     ----                ----
        Deferred tax assets:
        Net operating loss carryforwards           $110,000            $172,000
        Accrued expenses                             50,000             537,000
        Accounts receivable, principally due
          to allowance for doubtful accounts         28,000              96,000
        Market value allowance                       17,000               2,000
        Other investments                         1,064,000                  --
        Other                                            --              56,000
                                                  ---------             --------
        Total gross deferred tax assets           1,269,000             863,000
        Less valuation allowance                   (110,000)           (172,000)
                                                  ---------            ---------
        Net deferred tax assets                   1,159,000             691,000
                                                  ---------            ---------
        Deferred tax liabilities:
        Investment in equity investments due
         to use of equity method for
         financial reporting                     (1,684,000)         (1,699,000)
        Deferred income                             (26,000)            (26,000)
        Difference in basis of investment
         in subsidiary                             (163,000)                 --
        Capitalized  expenses,  principally
         due to deductibility for tax
         purposes                                   (44,000)            (32,000)
                                                  ----------          ----------
        Total gross deferred tax liabilities     (1,917,000)         (1,757,000)
                                                  ----------          ----------
        Net deferred tax liability                $(758,000)        $(1,066,000)
                                                  ==========          ==========

         The net change in the total valuation allowance for the years ended December 31, 2000 and 1999 was a decrease of $62,000 and $14,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asses will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences net of existing valuation allowances at December 31, 2000 and 1999. At December 31, 2000, the company had net operating loss carryforwards which are scheduled to expire in 2014.

(10)          Employee Benefit Plans

         The Company has an employee benefit plan qualifying under Section 401(k) of the Internal Revenue Code for all eligible employees. Employees become eligible upon meeting certain service and age requirements. Employees may defer up to 15% (not to exceed $10,500 in
         2000) of their annual compensation under the plan. The Company, at its discretion, may contribute up to 200% of the employees' deferred amount. For the years ended December 31, 2000, 1999 and 1998, contributions by the Company aggregated, $122,000, $121,000 and $126,000, respectively.

(11)          Stock Options

         The Company has adopted, with shareholder approval, the "1995 Non-Employee Directors Stock Option Plan" ("Directors Plan") and the "1995 Incentive and Non-Qualified Stock Option Plan" ("Incentive Plan"). The Directors Plan provides for the issuance of up to 200,000 shares of common stock to non-employee directors who serve on the Compensation Committee. The Directors Plan is inactive and it is assumed the remaining 170,000 shares will not be granted. The Incentive Plan, as amended with shareholder approval in 1998, provides for the issuance of up to 1,200,000 share of common stock to directors and key employees.

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

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"), but applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plans. No compensation expense from stock-based compensation awards was recognized in 2000, 1999 or 1998. If the Company had elected to recognize compensation expense for options granted based on the fair value at the grant dates, consistent with Statement 123, net income and earnings per share would have changed to the pro forma amounts indicated below:

                                              Year Ended December 31,
                                        ----------------------------------------
                                             2000           1999         1998
                                             ----           ----         ----
  Net earnings (loss) as reported        $(1,402,000)    $(55,000)     $ 979,000
  Pro forma net earnings (loss)          $(1,820,000)   $(609,000)      $244,000
  Pro forma earnings (loss) per share

                           - basic             (0.73)       (0.20)          0.06
                           - diluted           (0.73)       (0.20)          0.04



         The fair value of the options used to compute the pro forma amounts is estimated using the Black Scholes option-pricing model with the following assumptions:

                                         2000            1999          1998
                                         ----            ----          ----
           Risk-free interest rate       6.00%          5.60%         5.21%
           Expected holding period       3.90 years     3.90 years    3.90 years
           Expected volatility           .653           .689          .401
           Expected dividend yield        -0-            -0-           -0-


         Presented below is a summary of the stock options held by the Company's employees and directors and the related transactions for the years ended December 31, 2000, 1999 and 1998. Remaining options outstanding from the Company's previous 1983 plans are included.


                                                                   Year Ended December 31,
                             -----------------------------------------------------------------------------------------------
                                           2000                             1999                          1998
                                  -------------------------        ------------------------     ----------------------------
                                                  Weighted                        Weighted                      Weighted
                                                   Average                         Average                      Average
                                                  Exercise                        Exercise                      Exercise
                                    Shares          Price             Shares        Price            Shares       Price
                                    ------          -----             ------        -----            ------       -----
Balance at January 1                1,282,000       $6.09           1,345,000       $6.36            774,000       $6.60
Options granted                       240,000       2.14              215,000        4.01            597,000        5.92
Options exercised                          --       --                 33,000        2.28             26,000        2.90
Options forfeited/expired             371,000       6.78              245,000        6.30                 --          --
Balance at December 31              1,151,000       5.04            1,282,000        6.09          1,345,000        6.36
                                    =========       ====            =========        ====          =========        ====
Options exercisable                   719,000       5.77              668,000       $6.72            460,000       $6.44
                                      =======       ====              =======       =====           =======        =====


         The weighted average fair value of Company stock options, calculated using the Black Scholes option pricing model, granted during the years ended December 31, 2000, 1999 and 1998 is $1.15, $2.23 and $2.33 per
         option, respectively.

         The following table summarizes the Company's options outstanding and exercisable options at December 31, 2000:


                                              Stock Options                           Stock Options Exercisable
                                              Outstanding
                           ------------------------------------------------    ------------------------------------
                                                Average          Weighted                              Weighted
                                               Remaining          Average                               Average
           Range of                            Contractual        Exercise                              Exercise
       Exercise Prices              Shares       Life              Price                Shares           Price
       ---------------              ------       ----              -----                ------           -----
        $1.25 to $3.75             230,000       4.7 years         $ 2.10                9,000          $ 3.48
        $3.76 to $5.75             557,000       2.5 years         $ 4.79              450,000          $ 4.93
        $5.76 to $8.88             364,000       2.1 years         $ 7.29              260,000          $ 7.31
                                   -------                                             -------
        Total                    1,151,000                                             719,000
                                 =========                                             =======


(12)     Discontinued Operations

         The Company, through its majority owned subsidiary, Syntera, had previously managed medical practices. The Company initially invested in Syntera in late 1997. Syntera was merged with FemPartners in a non-monetary exchange in August 1999. The operations of Syntera are reflected as discontinued operations in the accompanying consolidated financial statements.

         Summary operating data for Syntera is as follows:

                                                  Year Ended December 31,
                                                 ----------------------------
                                                  1999                1998
                                                  ----                ----
         Medical Practice Management
         Revenues                                $3,481              $2,962
         Medical Practice Management
         Expenses                                (3,824)             (3,581)
         Other Income                                14                  82
         Minority Interest                           92                 170
              Net Loss                           $ (237)             $ (367)


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

(13)     Investment in Affiliates

         On October 12, 1989, the Company purchased 3,540,000 shares (42%) of the common stock of Prime Medical. Prime Medical provides non-medical management services to lithotripsy centers, operates refractive surgery centers and manufactures mobile medical specialty units. In conjunction with the acquisition of additional lithotripsy operations in June 1992, October 1993, and May 1996, the outstanding shares of Prime Medical increased. These increases, the sale of Prime Medical shares owned by the Company under an option agreement, the repurchase by Prime Medical of its own shares, and the exchange of Prime Medical shares for common stock of the Company, in the aggregate, have reduced the Company's ownership to approximately 15% of the outstanding common stock of Prime Medical at December 31, 2000.

         The Company's investment in Prime Medical is accounted for using the equity method, as the Company continues to exercise significant influence over operating and financial policies, primarily through the Board of Directors and senior officers. Two of Prime Medical's seven member board are also members of the Company's board. Mr. Shifrin is CEO of the Company and chairman of the board of both companies. Mr. Hummel is a director of the Company and is CEO and President of Prime Medical. Mr. Searles is a director of both companies. The Company continues to be Prime Medical's largest shareholder. According to information in Prime Medical's most recent Proxy statement, The Company and its two directors who are also Prime Medical directors have 18.5% beneficial ownership in Prime Medical. The 2,344,803 shares of Prime Medical common stock held by the Company had an approximate market value of $11,720,000 (carrying amount of approximately $13,638,000) at December 31, 2000 based on the market closing price of $5.00 per share.

         The condensed balance sheet and statement of operations for Prime Medical follows (in thousands):

         Condensed balance sheet at December 31, 2000 and 1999:

                                                 2000               1999
                                                 ----               ----
              Current assets                  $ 61,271           $ 58,012
              Long-term assets                 214,947            188,815
                                               -------            -------
              Total assets                   $ 276,218          $ 246,827
                                               =======            =======
              Current liabilities             $ 23,154           $ 20,493
              Long-term liabilities            153,273            129,651
              Shareholders' equity              99,791             96,683
                                               -------             ------
              Total liabilities and equity   $ 276,218          $ 246,827
                                               =======            =======

Condensed statement of operations for the years ended December 31, 2000 and 1999
- --------------------------------------------------------------------------------
                                                2000                  1999
                                                ----                  ----
              Total revenue                   $130,695              $112,174
                                              ========              ========

              Net income                       $10,657               $15,039
                                               =======               =======


         On January 1, 1998 the Company invested approximately $2,078,000 in the Convertible Preferred Stock of Uncommon Care. Uncommon Care is a developer and operator of dedicated Alzheimer's care facilities. The preferred shares owned by the Company are convertible into approximately a 34% common stock interest in the equity of Uncommon Care on a fully converted basis. The Company's investment entitles it to vote in certain instances and to elect two of the four members of the board of directors of Uncommon Care. In addition, pursuant to a shareholders agreement between Uncommon Care and its shareholders, one of the directors elected by the holders of the preferred stock must consent to Uncommon Care's taking certain important corporate actions specified in the shareholders agreement. As a result, APSG accounts for this investment on the equity method.

The Company has extended three lines of credit to Uncommon Care, Inc. The first is to a maximum amount of $2,400,000. The note is interest only at 10%, payable quarterly. The note matures June 30, 2005, at which time all principal and accrued but unpaid interest are due. The second is to a maximum of $1,250,000 with interest at 12%, payable semi-annually. The note matured April 30, 2000, but was extended until November 30, 2001 as allowed by its terms. The maturity may be accelerated by Uncommon Care securing certain equity capital. These notes are subordinated to Uncommon Care's bank debt. The third is to a maximum of $1,200,000 with interest at 10%, payable semi-annually. The note matures the earlier of September 30, 2001, or upon Uncommon Care securing certain equity capital. Advances under the lines are subject to Uncommon Care meeting certain qualifications at the date of each advance request. Amounts outstanding under these lines of credit and December 31, 2000 and 1999 are as follows (in thousands):

                                                                                          2000           1999
                                                                                        ---------      ---------
Revolving  Line of Credit:  This note is unsecured with a maximum of $1,200,000.
The note is  interest  only at 10%,  payable  semi-annually.  The  note  matures
September 30, 2001. Maturity may be accelerated if the borrower obtains specific levels of equity  financing.  The  borrower may at that time pay off the loan in
full or convert it into non-voting preferred stock of the borrower.                    $   325           $    --

Revolving  Line of Credit:  This note is unsecured with a maximum of $1,250,000.
The note is interest only at 12%, payable semi-annually.  The note matured April
30, 2000, but was extended until November 30, 2001.  Maturity may be accelerated if the borrower obtains specific levels of equity financing. The borrower may at that time pay off the loan in full or convert it into non-voting preferred stock
of the borrower.                                                                       $ 1,250           $   730

Revolving  Line of  Credit:  This note is secured  by  substantially  all of the assets of  Uncommon  Care and is  subordinated  to bank loans for  various  real estate purchases.  The maximum allowed on this note is $2,400,000.  This note is interest only at 10%, payable quarterly.  Any outstanding  principal is due June
30, 2005.                                                                              $ 2,400           $ 2,400



         Various officers and directors of the company participated in the $2,400,000 line of credit to Uncommon Care. For financial purposes this participation has been treated as the sale of a financial asset. In the aggregate these officers and directors contributed approximately $259,000 to fund a 10.8% interest in the loan. They participated in the loan under the same terms as the Company.

         The Company has applied the guidance of EITF 99-10, specifically the percentage of ownership method, in applying the equity method to its investment in Uncommon Care. Uncommon Care's common stock equity had been eliminated by losses prior to the Company's investment and, accordingly, the Company has recognized 100% of the losses of Uncommon Care based on its ownership of 100% of Uncommon Care's preferred stock equity and subordinated debt with Uncommon Care.

         The condensed balance sheets and statements of operations for Uncommon Care follows (in thousands):

               Condensed balance sheets at December 31, 2000 and 1999:
               -----------------------------------------------------------------
                                                        2000             1999
                                                        ----             ----
               Current assets                         $  174            $  142
               Long-term assets                       15,336            13,859
                                                      ------            ------
                    Total assets                     $15,510          $ 14,001
                                                     =======           =======

               Current liabilities                   $   922          $  1,130
               Long-term liabilities                  18,114            13,189
               Shareholders' equity (deficit)         (3,526)             (318)
                                                      -------           -------
                    Total liabilities and equity     $15,510           $14,001
                                                      =======           =======



         Condensed statements of operations for the years ended December 31, 2000 and 1999 follow (in thousands):

                                                2000                  1999
                                                ----                  ----
               Total revenue                  $ 4,222              $ 2,743
                                               ======              =======
               Net loss                       $(2,286)             $(2,173)
                                               ======              =======

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

         Real Estate income is derived from the leasing of office space.

         Corporate is the parent company and derives its income from interest and investments.

         Discontinued operations include medical software sales and medical practice management.




                                                                  2000                  1999                  1998
                                                                  ----                  ----                  ----
    Operating Revenues:
           Financial services                                  $9,962,000           $10,835,000            $9,914,000
           Insurance services                                   5,692,000             4,683,000             5,655,000
           Consulting                                           2,395,000               768,000                    --
           Real estate                                          1,745,000               853,000               865,000
           Corporate                                            2,812,000             4,475,000             1,721,000
                                                             ------------             ---------             ---------
                                                              $22,606,000           $21,614,000           $18,155,000
                                                              ===========           ===========           ===========
    Reconciliation to Consolidated Statements of
     Operations:
           Total segment revenues                             $22,606,000           $21,614,000           $18,155,000
           Less: intercompany profits                            (189,000)             (143,000)             (152,000)
                      intercompany dividends                   (2,515,000)           (2,720,000)           (1,600,000)
                                                              -----------           -----------           -----------
                  Total Revenues                              $19,902,000           $18,751,000           $16,403,000
                                                              ===========           ===========           ===========
    Operating Profit (Loss):
           Financial services                                    $762,000              $998,000              $810,000
           Insurance services                                     381,000                40,000             1,437,000
           Consulting                                             (12,000)               58,000                    --
           Real estate                                          1,230,000               305,000               338,000
           Corporate                                           (1,341,000)              764,000             (187,000)
                                                              -----------            ----------            ----------
                                                               $1,020,000            $2,165,000            $2,398,000
                                                               ==========            ==========            ==========
    Reconciliation to Consolidated Statements of
     Operations:
           Total segment operating profits                      1,020,000             2,165,000             2,398,000
           Less: intercompany dividends                        (2,515,000)           (2,720,000)           (1,600,000)
                                                              -----------           -----------           -----------
                  Operating Income (loss)                     $(1,495,000)            $(555,000)             $798,000




                                                                  2000                  1999                  1998
                                                                ---------            ----------             ---------
    Equity in earnings (loss) of affiliates                     (467,000)               320,000               966,000
                                                                ---------               -------               -------
    Earnings (loss) from continuing operations
         before income taxes and minority interests
                                                              (1,962,000)              (235,000)            1,764,000
    Income tax expense (benefit)                                (602,000)               (77,000)              696,000
    Minority interests                                            42,000                 (5,000)              178,000
                                                              -----------             ---------               -------
    Earnings (loss) from continuing operations                (1,402,000)              (153,000)              890,000
    Net profit (loss) from discontinued
         operations, net of income tax                                --                 98,000                89,000
                                                              -----------             ---------             ---------

    Net earnings (loss)                                      $(1,402,000)             $ (55,000)            $ 979,000
                                                             ============             =========             =========
    Identifiable assets:
    Financial Services                                        $2,859,000             $4,424,000            $3,964,000
    Insurance Services                                         1,428,000              1,281,000             1,640,000
    Consulting                                                 1,039,000              1,155,000                    --
    Real Estate                                                1,009,000              1,286,000             1,324,000
    Corporate:
    Investment in and advances to equity method
         investees                                            14,374,000             14,015,000            15,054,000
    Other                                                      7,981,000              7,602,000             5,526,000
    Discontinued Operations                                      736,000                 72,000             7,988,000
                                                            ------------             ----------             ---------
                                                             $29,426,000            $29,835,000           $35,496,000
                                                            ============            ===========            ==========
    Capital expenditures:
    Financial Services                                           $23,000                $47,000               $55,000
    Insurance Services                                            57,000                 44,000                44,000
    Consulting                                                     3,000                     --                    --
    Real Estate                                                   12,000                129,000                58,000
    Corporate                                                     30,000                193,000                49,000
    Discontinued Operations                                           --                     --                    --
                                                            ------------            -----------            ----------
                                                                $125,000               $413,000              $206,000
                                                                ========               ========              ========





                                                               2000                  1999                  1998
                                                               ----                  ----                  ----
          Depreciation/amortization expenses:
          Financial Services                                $267,000              $413,000              $279,000
          Insurance Services                                  70,000                94,000                90,000
          Consulting                                          79,000                31,000                    --
          Real Estate                                         84,000               103,000               107,000
          Corporate                                           74,000                74,000                78,000
          Discontinued Operations                                 --                18,000                64,000
                                                            --------                ------                ------
                                                            $574,000              $733,000              $618,000
                                                            ========              ========              ========

        Revenues attributable to customers generating greater than 10% of the consolidated revenues of the Company:

             Insurance services
                 Company A                                $2,103,000            $2,454,000            $3,370,000


         At December 31, 2000 the Company had long-term contracts with company A and was therefore not vulnerable to the risk of a near-term severe impact from a reasonably possible loss of the revenue.

         Operating profit (loss) is operating revenues less related expenses and is all derived from domestic operations. Identifiable assets are those assets that are used in the operations of each business segment (after elimination of investments in other segments). Corporate assets consist primarily of cash and cash investments, notes receivable and investments in affiliates and preferred stock.

(15)     Earnings Per Share

Basic earnings per share are based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares, including options and convertible debt. A reconciliation of income and average shares outstanding used in the calculation of basic and diluted earnings per share from continuing operations follows:



                                                                   For the Year Ended December 31, 2000
                                                          ---------------------------------------------------------
                                                            Income                Shares                Per-Share
                                                          (Numerator)          (Denominator)              Amount
                                                          ------------          ------------            ---------
Earnings (loss) from continuing operations
                                                          $(1,402,000)
Basic EPS
Earnings available to common stockholders
                                                           (1,402,000)            2,490,000              $(0.56)
                                                                                                           =====
Effect of Dilutive Securities
Options                                                            --                    --
Contingently issuable shares                                       --                    --
                                                           -----------            ---------

Diluted EPS
Earnings available to common stockholders
and assumed conversions
                                                           (1,402,000)            2,490,000              $(0.56)
                                                           ===========            =========               =====






                                                                  For the Year Ended December 31, 1999
                                                        ----------------------------------------------------------
                                                           Income                 Shares                  Per-Share
                                                         (Numerator)           (Denominator)                Amount
                                                        ------------           ------------              -----------
Earnings (loss) from continuing operations
                                                         $(153,000)
Basic EPS
Earnings (loss) available to common
  stockholders                                            (153,000)              3,064,000                  $(.05)
                                                                                                             =====
Effect of Dilutive Securities
Options                                                         --                      --
Contingently issuable shares                                    --                      --
                                                           --------             ----------
Diluted EPS
Earnings (loss) available to common
  stockholders and assumed conversions                   $(153,000)              3,064,000                  $(.05)
                                                          ========               =========                   =====



                                                                  For the Year Ended December 31, 1998
                                                      -------------------------------------------------------------
                                                        Income                     Shares                Per-Share
                                                     (Numerator)               (Denominator)               Amount
                                                     ------------              --------------            -----------
Earnings from continuing operations
                                                      $ 890,000
Basic EPS
Earnings available to common stockholders             $ 890,000                   4,163,000                $.21
                                                                                                            ====
Effect of Dilutive Securities
Options                                                      --                      74,000
Contingently issuable shares                            (76,000)                    455,000
                                                        -------                     -------
Diluted EPS
Earnings available to common stockholders
  and assumed conversions
                                                       $814,000                   4,692,000                $.17
                                                        =======                   =========                ====



         Unexercised employee stock options to purchase 1,151,000, 1,282,000 and 295,000 shares of the Company's common stock as of December 31, 2000, 1999 and 1998, respectively, and treasury shares of 386,000 and 78,000 as of December 31, 2000 and 1999, respectively, which were designated for possible use in the Share Exchange Agreements described in Note 8, were not included in the computations of diluted EPS. These were not included because the options' exercise prices were greater than the
         average  market  price  of  the  Company's   common  stock  during  the
         respective periods or because the effect of including the contingently issuable options would decrease the loss per share per the respective periods.

(16)     Cash - Restricted

         APS Financial Corporation acted as the placement agent for a private offering of 500,000 shares of preferred stock for one of its customers during 1999. The customer acted as its own underwriter and APS Financial Corporation placed the securities on a best effort basis. The private offering closed December 15, 1999. In association with this transaction, APS Financial Corporation acted in a trustee capacity and established an escrow fund that was used to account for funds received from participating investors. These funds were subsequently disbursed to the customer based on the satisfaction of certain criteria. As of December 31, 1999, there was $3,494 maintained in the escrow fund related to interest earnings on escrow fund balances that are payable to the customer. In addition to establishing the escrow fund, the customer was required to deposit a specified amount with APS Financial Corporation as part of the private offering agreement. As of December 31, 1999, APS Financial Corporation was holding $372,922 as a deposit for the customer.


(17)     Other Investments

         Other investments consists of an investment in FemPartners, Inc. totaling $5,290,000 and $3,824,000 at December 31, 2000 and 1999,
         respectively.

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

(18)     Acquisition Through Foreclosure

         Effective September 1, 1999 the Company began consolidating Eco-Systems as a wholly-owned subsidiary. The Company's basis in its investment, represents the remainder of the note due from Eco-Systems, which had been adjusted to its net present value of approximately $630,000 as of April, 1999 when it was acquired through foreclosure. The Company did not consolidate Eco-Systems for the period April through August, 1999 because it believed that control would be temporary. The Company has accounted for the transaction using the purchase method of accounting. Goodwill is amortized using the straight line method of amortization over a period of ten years. At December 31, 2000, the Company has amortized a total of $68,000 related to the goodwill.

         Unaudited proforma combined income data for the years ended December 31, 1999 and 1998 of the Company, assuming the purchase was effective January 1, 1998 is as follows ($ in thousands, except per share data):

                                                        1999               1998
                                                       ------              ----

             Total revenues                            $20,434           $19,819

             Total expenses                             19,426            17,895
                                                        ------            ------

             Net income (loss)                           $(289)           $1,358
                                                         ======           ======

             Diluted earnings (loss) per share           $(.09)             $.29
                                                         ======             ====

(19)     Stockholders' Equity

         The following table presents changes in shares issued and outstanding for the period from January 1, 1998 to December 31, 2000:



                                                                  Shares
                                                                Outstanding
                                                                ------------
        Balance January 1, 1998                                   4,160,861
        Shares issued (Note 11)                                      25,833
        Shares repurchased & cancelled                              (26,611)
                                                                 -----------
        Balance December 31, 1998                                 4,160,083

        Shares issued (Note 11)                                      32,950
        Shares repurchased & cancelled                           (1,447,800)
        Common stock of parent company held by subsidiary           (78,000)
                                                                 -----------
        Balance December 31,1999                                  2,667,233

        Treasury stock purchases                                   (327,000)
        Treasury stock sales                                         19,000
                                                                  ----------
        Balance December 31, 2000                                 2,359,233
                                                                  ==========


(20)     Quarterly Results (Unaudited)

Quarter to quarter comparisons of results of operations have been and may be materially impacted by bond market conditions as well as whether or not there are profits at the medical malpractice insurance company which the company manages and whose profits the company shares. We believe that the historical pattern of quarterly sales and income as a percentage of the annual total may not be indicative of the pattern in future years,. The following tables set forth selected quarterly consolidated statements of operations information for the years ended December 31, 2000 and 1999:

(In thousands, except per share date)

                                                               First        Second        Third        Fourth
                                                               Quarter      Quarter      Quarter       Quarter
                                                               -------      -------      -------       --------
2000
Revenues                                                        $6,502       $4,148       $4,806       $4,446
Earnings (loss) from continuing operations                         178          299          (85)      (1,794)
Net earnings (loss)                                                178          299          (85)      (1,794)
Basic earnings (loss) per share:

  From continuing operations                                     $0.07        $0.11       $(0.03)      $(0.07)

  Net earnings (loss)                                             0.07         0.11        (0.03)       (0.07)
Diluted earnings (loss) per share:

   From continuing operations                                    $0.06        $0.11       $(0.03)      $(0.07)

   Net earnings (loss)                                            0.06         0.11        (0.03)       (0.07)

1999
Revenues                                                        $4,297       $5,467       $4,001       $4,986
Earnings (loss) from continuing operations                          --          281         (172)        (262)
Net earnings (loss)                                                 58          130           21         (264)
Basic earnings (loss) per share:

  From continuing operations                                        --        $0.10       $(0.06)      $(0.10)

  Net earnings (loss)                                             0.01         0.04         0.01        (0.08)
Diluted earnings (loss) per share:

   From continuing operations                                       --        $0.09       $(0.06)      $(0.10)

   Net earnings (loss)                                            0.01         0.04         0.01        (0.08)



Results for the fourth quarter of 2000 include a valuation adjustment of $1.6 million to the Company's investment in FemPartners, Inc. Also $560,000 was charged to operations from certain working capital reserve requirements in the Company's merger agreement with FemPartners, Inc. Results for the fourth quarter of 1999 include a loss on the sale of land of $401,000 taken at Uncommon Care.