Form 10QSB
period 2001-03-31
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 2001-05-14
CIK 724024

=====================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE PERIOD ENDED MARCH 31, 2001

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

                                NUMBER OF SHARES
                                 OUTSTANDING AT
     TITLE OF EACH CLASS                         APRIL 30, 2001
     --------------------                       ----------------
Common Stock, $.10 par value                        2,359,233

============================================================================

                                     PART I

                              FINANCIAL INFORMATION

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands)

                                                      Three Months Ended
                                                           March 31,
                                                   ------------------------
                                                      2001          2000
                                                   ----------    ----------
REVENUES:

  Financial services                                 $3,357        $4,319
  Insurance services                                  1,633         1,275
  Consulting                                            556           655
  Real estate                                           187           213
  Investments and other                                  42            40
                                                   ----------    ----------
    Total revenue                                     5,775         6,502

EXPENSES:

  Financial services                                  2,830         3,711
  Insurance services                                  1,361         1,275
  Consulting                                            565           589
  Real estate                                           125           139
  General and administrative                            336           436
  Interest                                              140            78
                                                   ----------    ----------
    Total expenses                                    5,357         6,228
                                                   ----------    ----------

Operating income (loss)                                 418           274

Equity in earnings (loss) of
  unconsolidated affiliates (Note 3)                   (137)            4
                                                   ----------    ----------
Earnings from continuing
  operations before income taxes
  and minority interests                                281           278

Income tax expense                                      127           109

Minority interests                                      (29)            9
                                                   ---------      ---------
NET EARNINGS                                          $ 125         $ 178
                                                   ==========    ==========


See accompanying notes to consolidated financial statements

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
            CONSOLIDATED STATEMENT OF EARNINGS PER SHARE (UNAUDITED)

(In thousands, except per share amounts)



                                                      Three Months Ended
                                                           March 31,
                                                   ------------------------
                                                      2001           2000
                                                   ---------      ---------
Earnings per common share (Note5)

Basic:

  Net earnings                                       $ 0.05          0.07
                                                   =========     =========

Diluted:

  Net earnings                                       $ 0.05        $ 0.06
                                                   =========     =========


Basic weighted average shares outstanding             2,343         2,667
                                                   =========     =========

Diluted weighted average shares outstanding           2,765         2,750
                                                   =========     =========





See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC
                      CONDENSED CONSOLIDATED BALANCE SHEETS



(In thousands)


                                                    March 31,      December 31,
                                                      2001             2000
                                                   ---------       ------------
ASSETS

Current Assets:
  Cash and cash investments .....................   $ 3,259           $ 2,988
  Trading account securities ....................       261               241
  Notes receivable - current ....................       613               282
  Management fees and other receivables .........       658               682
  Deposit with clearing broker ..................       495               495
  Receivable from clearing broker ...............       133               185
  Income taxes receivable .......................       337               502
  Prepaid expenses and other ....................       331               331
                                                    --------          --------
      Total current assets .....................      6,087             5,706



Notes receivable, less current portion ..........     1,759             1,986
Property and equipment ...........................    1,402             1,422
Investment in and advances to
  affiliates (Note 3) ............................   14,352            14,374
Other investments ................................    5,290             5,290
Goodwill .........................................      430               443
Other assets ......................................     204               205
                                                    --------          --------
Total Assets ...................................... $29,524           $29,426
                                                    ========          ========




See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

                                                       March 31,    December 31,
                                                         2001           2000
                                                       --------     ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable - trade ..........................  $ 1,064        $ 1,033
  Payable to clearing broker ........................      497            470
  Notes payable - short term .......................       700             --
  Net deferred tax liability .......................       122            122
  Accrued incentive compensation ....................      263            719
  Accrued expenses and other liabilities (Note 4) ..     3,211          3,565
                                                        ------         ------
      Total current liabilities .....................    5,857          5,909

Payable under loan participation agreements .........      259            259
Net deferred income tax liability ..................       555            636
Notes payable - long term ...........................    6,052          5,888
                                                        ------         ------
      Total liabilities ..............................  12,723         12,692

Minority interest ...................................       53            111

Shareholders' Equity:
  Preferred stock, $1.00 par value, 1,000,000
    shares authorized ................................      --             --
  Common stock, $0.10 par value, shares
    authorized 20,000,000; issued 2,359,233
    at 03/31/01 and 2,359,233 at 12/31/00 ............     275            275
  Additional paid-in capital .........................   5,539          5,539
  Retained earnings ..................................  12,384         12,259
  Unrealized holding losses ..........................     (32)           (32)
  Treasury stock, at cost ............................  (1,418)        (1,418)
                                                        ------         ------
      Total shareholders' equity ....................   16,748         16,623

Total Liabilities and Shareholders' Equity .......... $ 29,524       $ 29,426
                                                      ========       ========

See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
                                                         Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                          2001           2000
                                                        -------        --------
Cash flows from operating activities:
  Cash received from customers .....................    $ 5,657        $ 6,317
  Cash paid to suppliers and employees ..............    (5,861)        (5,996)
  Change in trading account securities ..............       (20)           (62)
  Change in receivable from clearing broker .........        79            431
  Interest paid .....................................      (140)           (78)
  Income tax refund received ........................        90             --
  Interest, dividends and other investment
    proceeds ........................................       142             98
                                                        -------         -------
      Net cash provided by (used in)
        operating activities ........................       (53)           710

Cash flows from investing activities:
  Proceeds from the sale of property and equipment ...       --             13
  Payments for purchase property and equipment .......      (43)           (24)
  Funds loaned to others .............................     (928)          (670)
  Collection of notes receivable .....................      574          1,340
  Other ..............................................      (13)             7
    Net cash provided by (used in)
      investing activities ...........................     (410)           666
                                                        -------         -------
Cash flows from financing activities:
  Proceeds from borrowings ...........................      815            307
  Payment of long term debt ..........................       (1)          (764)
  Distribution to minority interest ..................      (80)            --
                                                        -------         -------
    Net cash provided by  (used in)
      financing activities ..........................       734           (457)
                                                        -------         -------
Net change in cash and cash investments .............     $ 271          $ 919

Cash and cash investments at beginning of period ....     2,988          2,275
                                                        -------         -------
Cash and cash investments at end of period ..........   $ 3,259        $ 3,194
                                                        =======         =======



See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(In thousands)
                                                             Three Months Ended
                                                                  March 31,
                                                             -------------------
                                                                2001       2000
                                                               ------    -------
Reconciliation of net earnings to net cash provided by (used in) operating activities:

Net earnings ...............................................    $ 125     $ 178

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:

Depreciation and amortization ..............................      140       157
Provision for bad debts ....................................       --       129
Minority interest in consolidated earnings .................       29        (9)
Undistributed loss of affiliates ...........................      236        51
Write-off of fixed assets ..................................       --         2
Change in federal income tax receivable ....................      165       222
Provision for deferred tax asset ...........................      (80)     (121)
Change in trading securities ...............................      (20)      (62)
Change in payable to clearing broker .......................       79       431
Change in management fees & other receivables ..............       24      (142)
Change in prepaids & other current assets ..................       --       (79)
Change in trade payables ...................................       26       863
Change in accrued expenses & other liabilities .............     (777)     (910)
                                                                ------    ------
   Net cash provided by (used in) operating activities .....    ($ 53)    $ 710
                                                                ======    ======

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)


1.  GENERAL

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America described in the audited financial statements for the year ended December 31, 2000 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of March 31, 2001 and the results of operations for the periods presented. These statements have not been audited by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities Exchange Commission should be read in conjunction with this Quarterly Report on Form 10-QSB. There have been no significant changes in the information reported in those notes other than from normal business activities of the Company.

Certain reclassifications have been made to amounts presented in prior periods to be consistent with the 2001 presentation.


2.  CONTINGENCIES

In connection with the development of Syntera HealthCare Corporation, the Company entered into Share Exchange Agreements ("Agreements") with the physician shareholders of Syntera. The Agreements provide that the Syntera shareholders may, at their option, exchange their shares for a fixed dollar amount of the Company's common stock in the event that the Syntera shares are not publicly traded by certain dates. The Company has the option of purchasing any or all of the shares at the weighted average dollar amount of $5.26 per share rather than exchanging its common stock. As a result of Syntera's merger with FemPartners, Inc. in 1999, the Syntera shares were converted to FemPartners shares, with such shares retaining all of the conversion features. These shares began to become eligible to exchange in the first quarter of 2000 and continue to become eligible through 2001. Most of the agreements were modified at the time of merger to also allow the Company's shares of Prime Medical Services, Inc. ("Prime Medical") to be used in the exchange, although the Company does not presently intend to exchange any shares of Prime Medical. The exchanges, whether for cash or the shares of the Company, will increase our investment in FemPartners by the amount of the cash or the fair value of the stock consideration, as indicated by NASDAQ Stock Market prices on the exchange dates. Exchanges for the common stock of American Physicians will be accounted for as a re-issuance of treasury stock. At March 31, 2001 the Company had been notified by physician shareholders of their intent to exchange approximately 126,000 of the 151,000 shares expected to be eligible for exchange. The Company has paid approximately $1,556,000 in cash related to the exchanges and has recorded a liability of approximately $1,550,000 to complete all remaining expected exchanges, including the 25,000 shares for which it has yet to receive notification. A $1,642,000 charge to earnings was recorded in 2000 related to the exchanges. The Company has registered 600,000 shares of its common stock which it may use in satisfying the exchange agreements. If the Company elected to issue its common shares, the quantity would be determined by the market price of its shares at the time of the exchange.

As part of the merger of Syntera with FemPartners it was agreed that Syntera would have working capital of an agreed upon amount measured at December 31, 2000. As a result of this agreement, the Company recorded a liability of approximately $870,000 at December 31, 2000. No adjustments were made to the liability during the quarter ended March 31, 2001. Management believes that this amount will be sufficient to satisfy its obligations to FemPartners. Satisfaction of the obligation will be made by offsetting the liability against future principal and/or interest payments due from FemPartners. No cash will be expended in satisfying the obligation.


3.  EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES

At March 31, 2001 the Company owned 15.1% (2,344,000 shares) of the outstanding common stock of Prime Medical. The Company records its pro-rata share of Prime Medical's results on the equity method, as the Company continues to exercise significant influence over operating and financial policies, primarily through Board of Directors and senior officers. Three of Prime Medical's six member board are also members of American Physicians' board. Mr. Shifrin is CEO of American Physicians and chairman of the board of both companies. Mr. Hummel is a director of American Physicians and is a director and CEO and President of Prime Medical. Mr. Searles is a director of both companies. American Physicians continues to be Prime Medical's largest shareholder. According to information in Prime Medical's most recent Proxy statement, American Physicians and its three directors who are also Prime Medical directors have 20.3% beneficial ownership in Prime Medical when unexercised stock options are included. Prime Medical is primarily in the business of providing lithotripsy and refractive vision surgery services as well as in providing manufacturing services and installation, upgrade, refurbishment and repair of major medical equipment for the mobile medical service providers. The common stock of Prime Medical is traded in the over-the-counter market under the symbol "PMSI". Prime Medical is a Delaware corporation which is required to file annual, quarterly and other reports and documents with the Securities and Exchange Commission, which reports and documents contain financial and other information regarding Prime Medical. Such reports and documents may be examined and copies may be obtained from the offices of the Securities and Exchange Commission.

At March 31, 2001 the Company owned Convertible Preferred Stock of Uncommon Care, Inc. ("Uncommon Care"). The Company also has made available to Uncommon Care three lines of credit totaling $4,850,000. The loans are at interest rates varying from ten percent to twelve percent, payable quarterly with various maturities through June 30, 2005, at which time any outstanding principal and any accrued but unpaid interest are due and payable. Uncommon Care is a developer and operator of dedicated Alzheimer's care facilities. The preferred shares owned by the Company are convertible into approximately a 33% interest in the common equity in Uncommon Care. One of Uncommon Care's three directors is an officer and a director of the Company. The Company records its investment in and advances to Uncommon Care on the equity method.


4.  ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consists of the following:

                                         March 31          December 31
                                           2001               2000
                                           ----               ----
Taxes payable                           $  51,000            71,000
Deferred income (Note 6)                  752,000           459,000
Contractual/legal claims                2,138,000         2,887,000
Vacation payable                          133,000           133,000
Funds held for others                      15,000            15,000
Other                                     122,000                --
                                        ----------        ----------
                                       $3,211,000         3,565,000
                                        ==========        ==========



5.   EARNINGS PER SHARE

Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflect dilution from all contingently issuable shares, including options and convertible debt. A reconciliation of income and average shares outstanding used in the calculation of basic and diluted earnings per share from continuing operations follows:

                                      For the Three Months Ended March 31, 2001
                                      -----------------------------------------
                                       Income            Shares        Per Share
                                     (Numerator)      (Denominator)      Amount
                                     ----------        -----------      -------
Earnings from
 continuing operations               $ 125,000

Basic EPS
 Income available to
     common stockholders               125,000           2,343,000        $0.05

Effect of Dilutive Securities               --             422,000
                                       --------          ---------

Diluted EPS
 Income available to
    common stockholders and
    assumed conversions               $ 125,000          2,765,000        $0.05
                                      ==========         =========        =====


                                      For the Three Months Ended March 31, 2000
                                      -----------------------------------------
                                       Income            Shares        Per Share
                                     (Numerator)      (Denominator)      Amount
                                      ---------        -----------     --------
Earnings from continuing
   operations                         $ 178,000


Basic EPS
   Income available to                  178,000         2,667,000        $ 0.07
    Common stockholders

Effect of dilutive securities                --            83,000
                                        --------        ---------

Diluted EPS
   Income available to common
    stockholders and assumed
    conversions                        $ 178,000        2,750,000        $ 0.06
                                       =========        =========        ======



Unexercised employee stock options to purchase 969,500 and 649,900 shares of the Company's common stock as of March 31, 2001 and 2000, respectively, were not included in the computations of diluted EPS because the effect would be antidilutive.

6.       DEFERRED INCOME

         The Company collects commissions on certain medical malpractice insurance policies. Such commissions are collected in advance. Income is earned ratably on the policy over the course of the life of the policy, typically twelve months. Commissions which are not yet earned are recorded as deferred income on the balance sheet.

7.       SEGMENT INFORMATION

         The Company's segments are distinct by type of service provided. Comparative financial data for the three month periods ended March 31, 2001 and 2000 are shown as follows:


                                                          March 31,
                                           -------------------------------------
                                                2001                  2000
         Operating Revenues:                --------------       --------------
             Investment services               3,357,000             4,319,000
             Insurance services                1,633,000             1,275,000
             Consulting                          556,000               655,000
             Real estate                         240,000               263,000
             Corporate                           612,000                40,000
                                              -----------           -----------
                                              $6,398,000            $6,552,000
                                              ===========           ===========
         Reconciliation to Consolidated
           Statement of Operations:
             Total segment revenues           $6,398,000            $6,552,000
             Less: Intercompany dividends       (470,000)                   --
                   Intercompany profits          (53,000)              (50,000)
                   Intercompany interest        (100,000)                   --
                                               ----------           -----------
                        Total Revenues        $5,775,000            $6,502,000
                                               ==========           ===========

         Operating Income (Loss)
             Investment services                 527,000               595,000
             Insurance services                  272,000                    --
             Consulting                           (9,000)               65,000
             Real estate                          62,000                74,000
             Corporate                          (434,000)             (460,000)
                                                ---------            ----------
                                               $ 418,000              $274,000
                                                =========            ==========

       Total segments operating profits          418,000               274,000

       Equity in earnings (loss) of
        affiliates                              (137,000)                4,000
                                                ---------             --------
       Earnings before income taxes and
        minority interests                       281,000               278,000

       Income tax expense                        127,000               109,000
       Minority interests                        (29,000)                9,000
                                                ---------             --------

       Net earnings                            $ 125,000              $178,000
                                                =========             ========

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

     All statements past and future, written or oral, made by the Company or its officers, directors, shareholders, agents, representatives or employees, including without limitation, those statements contained in this Report on Form 10-QSB, that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements may appear in this document or other documents, reports, press releases, and written or oral presentations made by officers of the Company to shareholders, analysts, news organizations or others. Readers should not place undue reliance on forward-looking statements. All forward-looking statements are based on information available to the Company and the declarant at the time the forward-looking statement is made, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those described in such forward-looking statements. In addition to any risks and uncertainties specifically identified in connection with such forward-looking statements, the reader should consult the Company's reports on previous filings under the Securities Act of 1933 and the Securities Exchange Act of 1934, for factors that could cause actual results to differ materially from those presented.

     Forward-looking statements are necessarily based on various assumptions and estimates and are inherently subject to various risks and uncertainties, including risks and uncertainties relating to the possible invalidity of the underlying assumptions and estimates and possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including customers, suppliers, business partners and competitors and legislative, judicial and other governmental authorities and officials. Assumptions relating to the foregoing involve judgements with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Any such assumptions could be inaccurate and, therefore, there can be no assurance that any forward-looking statements by the Company or its officers, directors, shareholders, agents, representatives or employees, including those forward-looking statements contained in this Report on Form 10-QSB, will prove to be accurate.

RESULTS OF OPERATIONS

REVENUES

     Revenues from operations decreased $727,000 (11.2%) for the three month period ended March 31, 2001 compared to the same period in 2000. Revenues increased in the current period at the insurance services segment and decreased at the financial services, consulting and real estate segments compared to the same period in 2000.

     Financial services revenues decreased $962,000 (22.3%) for the three month period ended March 31, 2001 compared to the same period in 2000. The decrease was due to lower commission income at APS Financial Corp., a broker/dealer division of APS Investment Services, Inc. This decrease in current quarter commission income is the result of an industry-wide drop in trading volumes brought about by fear of recession, investor apprehension and declining asset values. The opposite was true in 2000 as the markets were in a continued rally until the sudden sharp fall in April of that year.

     Insurance services revenues from premium-based insurance management fees increased $358,000 (28.1%) for the three month period ended March 31, 2001 compared to the same period in 2000. The increase in the current year was due primarily to a $257,000 (66%) increase in commissions earned on a higher volume of new business. In addition, a 19% increase in premium rates, most of which became effective in January 2001, further contributed to the increase in revenues. This rate increase was also partially responsible for offsetting some of the revenue increase as commissions earned on renewal business declined by 3% compared to the same period in 2000.

     Consulting revenue decreased $99,000 (15.1%) for the three month period ended March 31, 2001 compared to the same period in 2000. The current year decrease is due primarily to a one-time remedial implementation project that occurred in the first quarter of 2000 that was not repeated in 2001.

     Real estate revenues decreased $26,000 (12.2%) for the three period ended March 31, 2001 compared to the same period in 2000. The current year decrease is the result of the sale of approximately 8,000 square feet of surplus office space of the 53,000 total square feet owned by the Company. These sales occurred in the second quarter of 2000.


EXPENSES

     Total operating expenses decreased $871,000 (14.0%) for the three month period ended March 31, 2001 compared to the same period in 2000. Expenses at the insurance services segment as well as interest expense increased while expenses at the financial services, consulting and real estate segments decreased in the current period along with and general and administrative expense.

     Financial services expense decreased $881,000 (23.7%) for the three month period ended March 31, 2001 compared to the same period in 2000. The primary reason for the current year three month decrease is a 31% decrease in commission expense resulting from lower commission revenue at APS Financial, the broker/dealer division of APS Investment Services, Inc. Lower profits also resulted in a 29% decrease in management incentive compensation and lower commission income resulted in an 11% decrease in payroll related expenses, mainly payroll taxes and 401k matching. Partially offsetting this was a $40,000 (167%) increase in legal and professional fees resulting primarily from fees associated with a certain investment banking opportunity.

     Insurance services expenses at the insurance management subsidiary increased $86,000 (6.7%) for the three month period March 31, 2001 compared to the same period in 2000. The current period increase is due primarily to a 16% increase in commission expense arising because of the aforementioned increase in commission income. Partially offsetting this was an $11,000 (55%) decrease in advertising resulting from a timing difference between the two periods. By year end, advertising expense is expected to be higher in 2001 than in 2000.

     Real estate expenses decreased $14,000 (10.1%) for the three month period March 31, 2001 compared to the same period in 2000 primarily due to lower depreciation and lower building management fees, both the result of the sale of surplus office space during the second quarter of 2000.

     General and administrative expense decreased $100,000 (22.9%) for the three month period ended March 31, 2001 compared to the same period in 2000. The primary reason for this decrease was a $129,000 charge incurred in the first quarter of 2000 to cover a shortfall in the portfolio of a certain investor whose return on investment was guaranteed by the Company. In addition, personnel costs were lower in the current period due to a 15% decrease in management incentive. Partially offsetting these decreases was a $62,000 (258%) increase in professional fees incurred in association with with an S-4 registration as well as for share exchange agreements with the former FemPartners doctors.

     Interest expense increased $62,000 (79.5%) for the three month period ended March 31, 2001 compared to the same period in 2000. The primary cause of the current period rise is an increase of $3,175,000 in the Company's line of credit payable from $2,825,000 at March 31, 2000 to $6,000,000 at March 31, 2001. In
addition, a term note was taken during the current quarter with a March 31, 2001 balance of $700,000.


EQUITY IN EARNINGS (LOSS) OF UNCONSOLIDATED AFFILIATES

     The Company's equity in the earnings of Prime Medical decreased $174,000 (36.9%) for the three month period ended March 31, 2001 compared to the same period in 2000. Net income declined at Prime Medical for the current year period as a result of lower lithotripsy revenues and increased expenditures. The higher expenditures are principally due to higher maintenance costs and expenses related to compliance with the new Stark II regulations. The Company's equity ownership percentage rose in the current quarter from an average of 14.2% during the first three months of 2000 to an average of 15.1% during the first three months of 2001, primarily as a result of a stock buy-back program implemented at Prime Medical.

     The Company's equity in losses of Uncommon Cared decreased $33,000 (7.1%) primarily as a result of increased occupancy and an increased number of beds generating revenue at the Alzheimer's care facilities operated by Uncommon Care. The Company records 100% of the income/losses of Uncommon Care.

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


LIQUIDITY AND CAPITAL RESOURCES

     Current assets exceeded current liabilities by $213,000 at March 31, 2001 while current liabilities exceeded current assets by $203,000 at December 31, 2000. Working capital rose in the current quarter due in part to a $200,000 reclass of a note due from FemPartners from long-term to short-term. In addition, $115,000 was borrowed from the Company's long-term line of credit payable and loaned to an affiliate as a short-term note receivable.

     Capital expenditures through the three month period ended March 31, 2001 were approximately $43,000. Total capital expenditures are expected to be approximately $125,000 in 2001.

     Historically, the Company has maintained a positive working capital position and, has been able to satisfy its operational and capital expenditure requirements with cash generated from its operating and investing activities. These same sources of funds have also allowed the Company to pursue investment and expansion opportunities consistent with its growth plans. To further its ability to meet its liquidity requirements and to accelerate its growth, the Company established a $7,500,000 revolving line of credit with Bank of America. Funds advanced under the agreement bear interest at the prime rate less 1/4%. The Company will pledge shares of Prime Medical to the bank as funds are advanced under the line. A balance of $6,000,000 was owed under this credit line as of March 31, 2001. In addition, the Company obtained a term note in February of this year from Bank of America in the amount of $1,250,000 at a rate of prime plus 1/4%. The note calls for interest-only payments, due quarterly and will mature in February, 2002. As of March 31, 2001 the Company has borrowed $700,000 against this note. The Company believes that its positive working capital position together with its ability to draw upon its line of credit will provide sufficient working capital for its foreseeable future needs.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Statement). Statement 133 addresses the accounting for derivative instruments, including certain instruments embedded in other contracts, and for hedging activities. Under this Statement, the Company is required to recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those at fair value. If certain conditions are met a derivative may be specifically designated as a hedge, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-dominated forecasted transaction. The adoption of the Statement on January 1, 2001 had no impact on the Company's financial position or results of operations. The Company did not hold any derivatives as of March 31, 2001.

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

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.




Date: May 14, 2001               By:  /s/     William H. Hayes
                                      --------------------------------------
                                      William H. Hayes, Vice President
                                       and Chief Financial Officer