Form 10QSB
period 2001-06-30
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 2001-08-14
CIK 724024

=====================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE PERIOD ENDED JUNE 30, 2001

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

                                NUMBER OF SHARES

                                 OUTSTANDING AT

     TITLE OF EACH CLASS                          JULY 31, 2001
     --------------------                       ----------------
Common Stock, $.10 par value                        2,359,231

============================================================================

                                     PART I

                              FINANCIAL INFORMATION

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands)



                                                     Three Months Ended                Six Months Ended
                                                          June 30,                          June 30,
                                                   ------------------------        ------------------------
                                                      2001          2000             2001            2000
                                                   ----------    ----------        ---------       --------

REVENUES:

  Financial services                                 $3,700        $1,289           $7,057         $5,608
  Insurance services                                  1,521         1,141            3,154          2,416
  Consulting                                            730           661            1,286          1,316
  Real estate                                           188           980              375          1,193
  Investments and other                                  44            77               86            117
                                                   ----------    ----------        --------        -------
    Total revenue                                     6,183         4,148           11,958         10,650

EXPENSES:

  Financial services                                  3,278         1,347            6,108          5,058
  Insurance services                                  1,223         1,079            2,584          2,354
  Consulting                                            636           620            1,201          1,209
  Real estate                                           137           127              262            266
  General and administrative                            323           399              659            835
  Interest                                              129            77              269            155
                                                   ----------    ----------        --------        -------
    Total expenses                                    5,725         3,649           11,082          9,877
                                                   ----------    ----------        --------        -------

Operating income                                        458           499              876            773

Equity in earnings of
  unconsolidated affiliates (Note 3)                     41            24              (96)            28
                                                   ----------    ----------        --------       --------
Earnings from continuing
  operations before income taxes
  and minority interest                                 499           523              780            801

Income tax expense                                      180           218              307            327

Minority interest                                       (34)           (6)             (63)             3
                                                   ---------      ---------        --------       --------

NET EARNINGS                                          $ 285          $299             $410           $477
                                                   ==========    ==========        ========       =======



See accompanying notes to consolidated financial statements

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
            CONSOLIDATED STATEMENT OF EARNINGS PER SHARE (UNAUDITED)

(In thousands, except per share amounts)

EARNINGS PER COMMON SHARE:



                                                      Three Months Ended                  Six Months Ended
                                                           June 30,                            June 30,
                                                   ------------------------         ----------------------------
                                                      2001           2000               2001              2000
                                                   ---------      ---------          ---------         ---------

Basic:

  Net earnings                                       $ 0.12        $ 0.11             $ 0.17            $ 0.18
                                                   =========     =========           ========          ========

Diluted:

  Net earnings                                       $ 0.10        $ 0.11             $ 0.15            $ 0.17
                                                   =========     =========           ========          ========


Basic weighted average shares outstanding             2,343         2,611              2,343             2,600
                                                   =========     =========           ========          ========

Diluted weighted average shares outstanding           2,758         2,745              2,762             2,750
                                                   =========     =========           ========          ========



See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


(In thousands)

                                             June 30,             December 31,
                                               2001                   2000
                                           -------------          -------------
                                             Unaudited
ASSETS

Current Assets:
  Cash and cash investments                      $4,079                 $2,988
  Trading account securities                        211                    241
  Notes receivable - current                        768                    282
  Management fees and other receivables             797                    682
  Deposit with clearing broker                      495                    495
  Receivable from clearing broker                    90                    185
  Income taxes receivable                           318                    502
  Prepaid expenses and other                        370                    331
                                             -----------           ------------
      Total current assets                        7,128                  5,706



Notes receivable, less current portion            1,531                  1,986
Property and equipment                            1,391                  1,422
Investment in and advances
   to affiliates (Note 3)                        14,609                 14,374
Other investments                                 5,290                  5,290
Goodwill                                            417                    443
Other assets                                        203                    205
                                           -------------          -------------
Total Assets                                    $30,569                $29,426
                                           =============          =============





See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

                                                June 30,           December 31,
                                                  2001                  2000
                                              -----------          -----------
                                               Unaudited
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable - trade                          $1,383               $1,033
  Payable to clearing broker                           423                  470
  Notes payable - short term                           700                   --
  Net deferred tax liability                           122                  122
  Accrued incentive compensation                       689                  719
  Accrued expenses and other
     liabilities (Note 4)                            2,961                3,565
                                                 -----------        -----------
      Total current liabilities                      6,278                5,909

Payable under loan participation agreements            259                  259
Net deferred income tax liability                      636                  636
Notes payable - long term                            6,302                5,888
                                                 -----------        -----------
      Total liabilities                             13,475               12,692

Minority interest                                       87                  111

Shareholders' Equity:
  Preferred stock, $1.00 par value,
    1,000,000 shares authorized                         --                   --
  Common stock, $0.10 par value, shares
    authorized 20,000,000; issued 2,359,233
    at 6/30/01 and 2,359,231 at 12/31/00               275                  275
  Additional paid-in capital                         5,539                5,539
  Retained earnings                                 12,669               12,259
  Unrealized holding losses                            (58)                 (32)
  Treasury stock, at cost                           (1,418)              (1,418)
                                                 -----------         ----------
      Total shareholders' equity                    17,007               16,623

Total Liabilities and Shareholders' Equity         $30,569              $29,426
                                                 ===========         ==========




See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)
                                                       Six Months Ended
                                                            June 30,
                                                      2001               2000
                                                  -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Cash received from customers                       $11,791             $9,427
  Cash paid to suppliers and employees               (10,847)           (11,391)
  Change in trading account securities                    30                157
  Change in receivable from clearing broker               48                555
  Interest paid                                         (273)              (155)
  Income tax paid                                        (45)               (72)
  Interest, dividends and other investment
    proceeds                                              53                233
                                                  -----------        -----------
      Net cash provided by (used in)
        operating activities                             757             (1,246)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of property and equipment            --                966
  Payments for purchase property and equipment           (95)               (40)
  Funds loaned to others                              (1,898)            (1,154)
  Collection of notes receivable                       1,229              1,454
  Other                                                   69                 69
                                                  -----------        -----------
    Net cash provided by (used in)
      investing activities                              (821)             1,295

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from borrowings                             1,165              1,862
  Payment of long term debt                              (56)              (765)
  Purchase/retire treasury stock                          --               (579)
  Distribution to minority interest                      (80)                --
                                                   -----------        ----------
    Net cash provided by financing
      activities                                       1,029                518
                                                  -----------        -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS               $1,091               $567
                                                  -----------        -----------

Cash and cash equivalents at beginning of period       2,988              2,275
                                                  -----------        -----------
Cash and cash equivalents at end of period            $4,079             $2,842
                                                  ===========        ===========





See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In thousands)
                                                            Six Months Ended
                                                                June 30,
                                                        2001             2000
                                                     ---------        ---------
Reconciliation of net earnings to net cash provided by operating activities:

Net earnings                                           $  410              $477

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:

Depreciation and amortization                             277               309
Minority interest in consolidated earnings                 63                (3)
Undistributed loss of affiliate                            96                88
Undistributed loss of other investment                     --                (3)
Gain on sale of fixed assets                               --              (770)
Change in federal income tax receivable                   229               175
Provision for deferred tax asset                           --               392
Provision for bad debt                                      9                --
Change in trading securities                               30               157
Change in payable to clearing broker                       48               555
Change in management fees & other receivables            (115)             (336)
Change in prepaids & other current assets                 (39)             (103)
Change in trade payables                                  350                93
Change in accrued expenses & other liabilities           (601)           (1,927)
                                                     ---------         ---------
   Net cash provided by (used in)
      operating activities                               $757           ($1,246)
                                                     =========         =========



See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


1.  GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and in conformity with accounting principles generally accepted in the United States of America described in the audited financial statements for the year ended December 31, 2000 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of June 30, 2001 and the results of operations for the periods presented. These statements have not been audited by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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


2.  CONTINGENCIES

In connection with the development of Syntera HealthCare Corporation, the Company entered into Share Exchange Agreements ("Agreements") with the physician shareholders of Syntera. The Agreements provide that the Syntera shareholders may, at their option, exchange their shares for a fixed dollar amount of the Company's common stock in the event that the Syntera shares are not publicly traded by certain dates. The Company has the option of purchasing any or all of the shares at the weighted average dollar amount of $5.26 per share rather than exchanging its common stock. As a result of Syntera's merger with FemPartners, Inc. in 1999, the Syntera shares were converted to FemPartners shares, with such shares retaining all of the conversion features. These shares began to become eligible to exchange in the first quarter of 2000 and continue to become eligible through 2001. Most of the agreements were modified at the time of merger to also allow the Company's shares of Prime Medical Services, Inc. ("Prime Medical") to be used in the exchange, although the Company does not presently intend to exchange any shares of Prime Medical. The exchanges, whether for cash or the shares of the Company, will increase our investment in FemPartners by the amount of the cash or the fair value of the stock consideration, as indicated by NASDAQ Stock Market prices on the exchange dates. Exchanges for the common stock of American Physicians will be accounted for as a re-issuance of treasury stock. At June 30, 2001, the Company had been notified by physician shareholders of their intent to exchange approximately 143,000 of the 151,000 shares expected to be eligible for exchange. The Company had paid approximately $2,034,000 in cash related to the exchanges and had recorded a liability of approximately $1,073,000 to complete all remaining expected exchanges, including the 8,000 shares for which it had yet to receive notification. A $1,642,000 charge to earnings was recorded in 2000 related to the exchanges. The Company has registered 600,000 shares of its common stock which it may use in satisfying the exchange agreements. If the Company elected to issue its common shares, the quantity would be determined by the market price of its shares at the time of the exchange.

As part of the merger of Syntera with FemPartners it was agreed that Syntera would have working capital of an agreed upon amount measured at December 31, 2000. As a result of this agreement, the Company recorded a liability of approximately $870,000 at December 31, 2000. No adjustments were made to the liability during the six months ended June 30, 2001. Management believes that this amount will be sufficient to satisfy its obligations to FemPartners. Satisfaction of the obligation will be made by offsetting the liability against future principal and/or interest payments due from FemPartners. No cash will be expended in satisfying the obligation.


3.  EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES

At June 30, 2001 the Company owned 15.1% (2,344,000 shares) of the outstanding common stock of Prime Medical. The Company records its pro-rata share of Prime Medical's results on the equity method, as the Company continues to exercise significant influence over operating and financial policies, primarily through the Board of Directors and senior officers. Three of Prime Medical's six member board are also members of American Physicians' board. Mr. Shifrin is CEO of American Physicians and chairman of the board of both companies. Mr. Hummel is a director of American Physicians and is a director and CEO and President of Prime Medical. Mr. Searles is a director of both companies. American Physicians continues to be Prime Medical's largest shareholder. According to information in Prime Medical's most recent Proxy statement, American Physicians and its three directors who are also Prime Medical directors have 20.8% beneficial ownership in Prime Medical when unexercised stock options are included. Prime Medical is primarily in the business of providing lithotripsy and refractive vision surgery services as well as in providing manufacturing services and installation, upgrade, refurbishment and repair of major medical equipment for the mobile medical service providers. The common stock of Prime Medical is traded in the over-the-counter market under the symbol "PMSI". Prime Medical is a Delaware corporation which is required to file annual, quarterly and other reports and documents with the Securities and Exchange Commission, which reports and documents contain financial and other information regarding Prime Medical. Such reports and documents may be examined and copies may be obtained from the offices of the Securities and Exchange Commission.

At June 30, 2001 the Company owned Convertible Preferred Stock of Uncommon Care, Inc. ("Uncommon Care"). The Company also has made available to Uncommon Care three lines of credit totaling $4,850,000. The loans are at interest rates varying from ten percent to twelve percent, payable quarterly with various maturities through June 30, 2005, at which time any outstanding principal and any accrued but unpaid interest are due and payable. Uncommon Care is a developer and operator of dedicated Alzheimer's care facilities. The preferred shares owned by the Company are convertible into approximately a 33% interest in the common equity in Uncommon Care. One of Uncommon Care's three directors is an officer and a director of the Company. The Company records its investment in and advances to Uncommon Care on the equity method.


4.  ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consists of the following:

                                         June 30,               December 31,
                                           2001                     2000
                                          -----                 -----------
Taxes payable                         $   43,000                $   71,000
Deferred income (Note 6)                 478,000                   459,000
Contractual/legal claims               1,620,000                 2,887,000
Vacation payable                         133,000                   133,000
Escrow Deposit                           600,000                        --
Funds held for others                     15,000                    15,000
Other                                     72,000                        --
                                          ------               ------------
                                      $2,961,000                $3,565,000
                                      ==========               ============



5.   EARNINGS PER SHARE

Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflect dilution from all contingently issuable shares, including options. A reconciliation of income and average shares outstanding used in the calculation of basic and diluted earnings per share follows:

                                    For the Three Months Ended June 30, 2001
                                 -----------------------------------------------
                                   Income             Shares          Per Share
                                 (Numerator)       (Denominator)        Amount
                                 -----------       -------------      ---------

Earnings from operations          $ 285,000

Basic EPS
 Income available to
     common stockholders            285,000           2,343,000           $0.12

Effect of Dilutive Securities           ---             415,000
                                  ----------          ---------

Diluted EPS
 Income available to
    common stockholders and
    assumed conversions           $ 285,000           2,758,000           $0.10
                                  ==========          =========           =====



                                     For the Three Months Ended June 30, 2000
                                  ----------------------------------------------
                                    Income            Shares          Per Share
                                  (Numerator)      (Denominator)        Amount
                                 -----------       ------------       ---------

Earnings from operations          $ 299,000

Basic EPS
   Income available to              299,000          2,611,000           $ 0.11
    Common stockholders

Effect of dilutive securities           ---            134,000
                                  ----------         ---------

Diluted EPS
   Income available to common
    stockholders and assumed
    conversions                   $ 299,000          2,745,000           $ 0.11
                                  =========          =========           ======

                                       For the Six Months Ended June 30, 2001
                                    --------------------------------------------
                                      Income             Shares       Per Share
                                    (Numerator)       (Denominator)     Amount
                                    -----------       ------------    ---------

Earnings from operations            $ 410,000

Basic EPS
 Income available to
     common stockholders              410,000           2,343,000         $0.17

Effect of Dilutive Securities             ---             419,000
                                     --------           ---------

Diluted EPS
 Income available to
    common stockholders and
    assumed conversions              $ 410,000          2,762,000         $0.15
                                     =========          =========         =====



                                        For the Six Months Ended June 30, 2000
                                    --------------------------------------------
                                       Income            Shares        Per Share
                                     (Numerator)      (Denominator)      Amount
                                    ------------     --------------    ---------

Earnings from operations             $ 477,000

Basic EPS
   Income available to                 477,000          2,600,000        $ 0.18
    Common stockholders

Effect of dilutive securities              ---            150,000
                                      --------           --------

Diluted EPS
   Income available to common
    stockholders and assumed
    conversions                      $ 477,000          2,750,000        $ 0.17
                                     =========          =========        ======



Unexercised employee stock options to purchase 959,500 and 649,900 shares of the Company's common stock as of June 30, 2001 and 2000, respectively, were not included in the computations of diluted EPS because the effect would be antidilutive.

6.       Deferred Income

         The Company collects commissions on certain medical malpractice insurance policies. Such commissions are collected in advance. Income is earned ratably on the policy over the course of the life of the policy, typically twelve months. Commissions which are not yet earned are recorded as deferred income on the balance sheet.


7.       Segment Information

         The Company's segments are distinct by type of service provided. Comparative financial data for the six month periods ended June 30, 2001 and 2000 are shown as follows:


                                                         June 30,
                                                --------------------------------
                                                    2001                 2000
         Operating Revenues:                    -------------       -----------
             Financial services                  $ 7,057,000       $ 5,608,000
             Insurance services                    3,154,000         2,416,000
             Consulting                            1,286,000         1,316,000
             Real estate                             475,000         1,281,000
             Corporate                             1,068,000           553,000
                                                 -----------        -----------
                                                 $13,040,000        $11,174,000
                                                 ===========        ===========
         Reconciliation to Consolidated
           Statements of Operations:
             Total segment revenues              $13,040,000        $11,174,000
             Less: Intercompany dividends           (770,000)          (436,000)
                   Intercompany profits             (100,000)           (88,000)
                   Intercompany interest            (212,000)               ---
                                                 ------------       -----------
                        Total Revenue            $11,958,000        $10,650,000
                                                 ============       ===========

         Operating Income (Loss)
             Financial services                      975,000            552,000
             Insurance services                      628,000             62,000
             Consulting                               85,000            106,000
             Real estate                              13,000            927,000
             Corporate                              (825,000)          (874,000)
                                                  ----------           ---------
                                                    $876,000           $773,000
                                                  ==========           =========

         Total segments operating profits            876,000            773,000

         Equity in earnings (loss) of
             unconsolidated affiliates               (96,000)            28,000
                                                    ---------           -------
         Earnings before income taxes and
          minority interest                          780,000            801,000

         Income tax expense                          307,000            327,000
         Minority interest                           (63,000)             3,000
                                                     --------           -------

         Net earnings                              $ 410,000           $477,000
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


RESULTS OF OPERATIONS

REVENUES

     Revenues from operations increased $2,035,000 (49%) and $1,308,000 (12%) for the three and six month periods ended June 30, 2001, respectively, compared to the same periods in 2000. Revenues increased in the current period at the financial services, insurance services and consulting segments and decreased at the real estate and administrative segments compared to the same period in 2000. For the current six month period, revenues increased at the financial services and insurance services segments and decreased at the consulting, real estate and administrative segments compared to the same period in 2000.

     Financial services revenues increased $2,411,000 (187%) and $1,449,000 (26%) for the three and six month periods ended June 30, 2001, respectively, compared to the same periods in 2000. The increase was due to higher commission income at APS Financial Corp., a broker/dealer subsidiary of APS Investment Services, Inc. The increase in current quarter commission income is primarily the result of an expanding institutional customer base as well as increased stability in the equity and bond markets in 2001 compared to last year's sudden sharp fall. The April, 2000 general market selloff of high-tech and e-commerce securities combined with interest rate tightening by the Federal Reserve Board resulted in investor uncertainty and led to a reduction of activity in the bond market. Market conditions in 2001, while still not approaching those of the late 1990's, are much more favorable than those that befell the industry beginning in April of 2000.

     Insurance services revenues from premium-based insurance management fees increased $380,000 (33%) and $738,000 (31%) for the three and six month periods ended June 30, 2001, respectively, compared to the same periods in 2000. The increase in the current year was due primarily to a $524,000 (68%) increase in commissions earned on a higher volume of new business. In addition, a 19% increase in premium rates, most of which became effective in January 2001, further contributed to the increase in revenues. This rate increase was also partially responsible for offsetting some of the revenue increase as commissions earned on renewal business declined by 2% compared to the same six month period in 2000.

     Consulting revenue increased $69,000 (10%) but decreased $30,000 (2%) for the three and six month periods ended June 30, 2001, respectively, compared to the same periods in 2000. A 5% increase in total billable hours combined with new business involving a wetlands mitigation construction project accounted for the current quarter increase in revenues. The current year decrease is due primarily to a one-time remedial implementation project that occurred in the first quarter of 2000 that was not repeated in 2001.

     Real estate revenues decreased $792,000 (81%) and $818,000 (69%) for the three and six month periods ended June 30, 2001, respectively, compared to the same periods in 2000. The three and six month decreases in 2001 are the result of last year's sale of approximately 8,000 square feet of surplus office space of the 53,000 total square feet owned by the Company. Gains totaling approximately $770,000 were recorded as real estate revenue in the second quarter of 2000. No such sales were recorded in 2001. In addition, the monthly rental revenue base declined as a result of the prior year sale of 15% of the Company's rentable space.

EXPENSES

     Total operating expenses increased $2,076,000 (57%) and $1,205,000 (12%) for the three and six month periods ended June 30, 2001, respectively, compared to the same periods in 2000. Expenses at the financial services, insurance services, consulting and real estate segments as well as interest expense increased in the current quarter while general and administrative expense decreased. For the current six month period, expenses at the financial services and insurance services segments as well as interest expense increased while those in the consulting, real estate and general and administrative segments decreased compared to the same six month period in 2000.

     Financial services expense increased $1,931,000 (143%) and $1,050,000 (21%) for the three and six month periods ended June 30, 2001, respectively, compared to the same periods in 2000. The primary reason for the current year three month increase is a 214% increase in commission expense resulting from higher commission revenue at APS Financial, the broker/dealer subsidiary of APS Investment Services, Inc. This also explains the current year six month increase as commission expense rose 18% compared to the same six months in 2000. Higher profits also resulted in a 484% and 230% increase in accrued management incentive compensation for the three and six month periods ended June 30, 2001, respectively, compared to the same periods in 2000. Finally, legal fees rose 61% and 99% in the current three and six month periods, respectively, resulting primarily from fees associated with certain investment banking opportunities.

     Insurance services expenses at the insurance management subsidiary increased $144,000 (13%) and $230,000 (10%) for the three and six month periods June 30, 2001, respectively, compared to the same periods in 2000. The current period increase is due primarily to a 31% and 6% increase in commission expense for the current year three and six month periods, respectively, arising because of the aforementioned increase in commission income. In addition, salaries expense rose 6% and 4% in the three and six month periods ended June 30, 2001, respectively, compared to the same periods in 2000 due to normal annual merit increases.

     Real estate expenses increased $10,000 (8%) but decreased $4,000 (2%) for the three and six month periods June 30, 2001, respectively, compared to the same periods in 2000. The current three month increase was due primarily to professional fees related to tax planning issues. The current six month decrease is due to professional fees incurred in 2000 associated with the sale of surplus office space. No such fees were incurred in 2001.

     General and administrative expense decreased $76,000 (19%) and $176,000 (21%) for the three and six month periods ended June 30, 2001, respectively, compared to the same periods in 2000. The primary reason for the current year decrease was a $64,000 and $129,000 charge incurred in the second and first quarters of 2000, respectively, to cover a shortfall in the portfolio of a certain investor whose return on investment was guaranteed by the Company. Partially offsetting these decreases was a 10% and 138% increase in legal fees for the current year three and six month periods incurred primarily in association with with an S-4 registration as well as for share exchange agreements with the former FemPartners doctors.

     Interest expense increased $52,000 (68%) and $114,000 (74%) for the three and six month periods ended June 30, 2001, respectively, compared to the same periods in 2000. The primary cause of the current year rise is an increase of $1,900,000 in the Company's line of credit payable from $4,400,000 at June 30, 2000 to $6,300,000 at June 30, 2001. In addition, a term note was taken during the first quarter of 2001 with a June 30, 2001 balance of $700,000.


EQUITY IN EARNINGS (LOSS) OF UNCONSOLIDATED AFFILIATES

     The Company's equity in the earnings of Prime Medical decreased $173,000 (36%) and $348,000 (37%) for the three and six month periods ended June 30, 2001, respectively, compared to the same periods in 2000. Net income declined at Prime Medical for the current year periods as a result of lower lithotripsy revenues and increased expenditures. Although the number of lithotripsy procedures are up for the current six months, revenues declined primarily due to a lower reimbursement rate for Medicare patients. The higher expenditures are principally due to higher maintenance and insurance costs and expenses related to compliance with the new Stark II regulations. The Company's equity ownership percentage rose in the current quarter from an average of 14.4% during the first six months of 2000 to an average of 15.1% during the first six months of 2001, primarily as a result of a stock buy-back program implemented at Prime Medical.

     The Company's equity in losses of Uncommon Care decreased $191,000 (42%) and $225,000 (24%) for the three and six month periods ended June 30, 2001, respectively, compared to the same periods in 2000. The improved results at Uncommon Care are primarily the result of a 3% increase in the overall occupancy rate as well as a 56% increase in the number of beds generating revenue at the Alzheimer's care facilities operated by Uncommon Care. In addition, development costs are down 35% during the current year six months compared to the same period in 2000 as construction of new facilities has been put on hold pending improved cash flow and a reduction in debt through the full ramp-up of current facilities. The Company records 100% of the income/losses of Uncommon Care.


MINORITY INTEREST

     Minority interest represents the combination of two outside interests in subsidiaries of the Company: a twenty percent interest of Insurance Services owned by Florida Physicians Insurance Group, Inc., an A- (Excellent) rated insurance company as rated by AM Best; and a five percent interest of APS Asset Management, a subsidiary of the financial services subsidiary of the Company (APS Investment Services), owned by key individuals within APS Asset Management.

LIQUIDITY AND CAPITAL RESOURCES

     Current assets exceeded current liabilities by $850,000 at June 30, 2001 while current liabilities exceeded current assets by $203,000 at December 31, 2000. Working capital rose in the current quarter due in part to cash received from operations was well as to a $400,000 reclassification of a note due from FemPartners from long-term to short-term.

     Capital expenditures through the three month period ended June 30, 2001 were approximately $95,000. Total capital expenditures are expected to be approximately $150,000 in 2001.

     Historically, the Company has maintained a positive working capital position and, has been able to satisfy its operational and capital expenditure requirements with cash generated from its operating and investing activities. These same sources of funds have also allowed the Company to pursue investment and expansion opportunities consistent with its growth plans. To further its ability to meet its liquidity requirements and to accelerate its growth, the Company established a $7,500,000 revolving line of credit with Bank of America. Funds advanced under the agreement bear interest at the prime rate less 1/4%. The Company will pledge shares of Prime Medical to the bank as funds are advanced under the line. A balance of $6,300,000 was owed under this credit line as of June 30, 2001. In addition, the Company obtained a term note in February of this year from Bank of America in the amount of $1,250,000 at a rate of prime plus 1/4%. The note calls for interest-only payments, due quarterly and will mature in February, 2002. As of June 30, 2001 the Company has borrowed $700,000 against this note. The Company believes that its positive working capital position together with its ability to draw upon its line of credit will provide sufficient working capital for its foreseeable future needs.


NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement). Statement 133 addresses the accounting for derivative instruments, including certain instruments embedded in other contracts, and for hedging activities. Under this Statement, the Company is required to recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those at fair value. If certain conditions are met a derivative may be specifically designated as a hedge, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-dominated forecasted transaction. The adoption of the Statement on January 1, 2001 had no impact on the Company's financial position or results of operations. The Company did not hold any derivatives as of June 30, 2001.

     In July 2001, the Financial Accounting Standards Board ("FASB"), issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

     Statement 141 will require, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary adjustments in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $5,000,000. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle. As of the date of adoption, the Company does not expect Statements 141 and 142 to have a material adverse effect on its operations.

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


Item 4. RESULTS OF VOTES OF SECURITY HOLDERS

     On June 18, 2001 the annual meeting of shareholders of American Physicians Service Group, Inc. was held in Austin, Texas. Shareholders voted and approved the following motions:

   ELECTION OF DIRECTORS

   The names of the directors elected at the meeting along with numbers of votes for, against and withheld are as follows:

   Name                               For            Against          Withheld
   -----------------------         ----------      -----------      -----------
   Brad A. Hummel                   1,945,278          ---             303,595
   Robert L. Myer                   1,945,278          ---             303,595
   William A. Searles               1,945,278          ---             303,595
   Kenneth S. Shifrin               1,945,278          ---             303,595
   Marc. R. Still                   1,945,278          ---             303,595


   PROPOSAL TO AMEND THE 1995 INCENTIVE AND NON-QUALIFIED STOCK OPTION PLAN

   To approve an amendment to the 1995 Plan to increase the aggregate number of shares that may be issued thereunder by 200,000, from 1,200,000 to 1,400,000. The numbers of votes for, against and abstain are as follows:

                  For               1,007,069
                  Against             693,798
                  Abstain               2,575

Item 5. OTHER INFORMATION

     During the second quarter of 2001 the Company received an escrow payment of $600,000 representing approximately 10% of the sales price of the Company-owned office building. The sale, expected to be completed during the third quarter of 2001, is to be made to the Company's affiliate, Prime Medical Services, Inc. Terms of the sale have yet to be finalized.


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

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.




Date: August 14, 2001                  By:  /s/     William H. Hayes
                                      --------------------------------------
                                      William H. Hayes, Vice President
                                       and Chief Financial Officer