Form 10QSB
period 2001-09-30
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 2001-11-14
CIK 724024

=====================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2001

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

     TITLE OF EACH CLASS                        OCTOBER 31, 2001
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

============================================================================

                                     PART I

                              FINANCIAL INFORMATION

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands)



                                                     Three Months Ended                Nine Months Ended
                                                        September 30,                     September 30,
                                                   ------------------------        ------------------------
                                                      2001          2000             2001            2000
                                                   ----------    ----------        ---------       --------

REVENUES:

  Financial services                                 $3,212        $2,334          $10,269         $7,942
  Insurance services                                  2,230         1,699            5,384          4,115
  Consulting                                            821           536            2,107          1,852
  Real estate                                           188           177              563          1,370
  Investments and other                                   5            60               91            177
                                                   ----------    ----------        --------        -------
    Total revenues                                    6,456         4,806           18,414         15,456

EXPENSES:

  Financial services                                  2,869         2,177            8,976          7,235
  Insurance services                                  1,864         1,493            4,448          3,847
  Consulting                                            991           557            2,192          1,765
  Real estate                                           135           118              397            384
  General and administrative                            235           314              894          1,150
  Interest                                              124           116              393            271
                                                   ----------    ----------        --------        -------
    Total expenses                                    6,218         4,775           17,300         14,652
                                                   ----------    ----------        --------        -------

Operating income                                        238            31            1,114            804

Equity in earnings (loss) of
  unconsolidated affiliates (Note 3)                     34          (117)             (62)           (89)
                                                   ----------    ----------        --------       --------
Earnings (loss) from operations
  before income taxes and
  minority interest                                     272           (86)           1,052            715

Income tax expense (benefit)                            113           (23)             420            304

Minority interest                                       (42)          (22)            (105)           (19)
                                                   ---------      ---------        --------       --------

NET EARNINGS (LOSS)                                   $ 117          $(85)            $527           $392
                                                   ==========    ==========        ========       =======



See accompanying notes to consolidated financial statements

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
            CONSOLIDATED STATEMENT OF EARNINGS PER SHARE (UNAUDITED)

(In thousands, except per share amounts)

EARNINGS PER COMMON SHARE:


                                                      Three Months Ended                  Nine Months Ended
                                                         September 30,                      September 30,
                                                   ------------------------         ----------------------------
                                                      2001           2000               2001              2000
                                                   ---------      ---------          ---------         ---------

Basic:

  Net earnings (loss)                                $ 0.05        $(0.03)            $ 0.23            $ 0.15
                                                   =========     =========           ========          ========

Diluted:

  Net earnings (loss)                                $ 0.05        $(0.03)            $ 0.20            $ 0.14
                                                   =========     =========           ========          ========


Basic weighted average shares outstanding             2,343         2,706              2,343             2,535
                                                   =========     =========           ========          ========

Diluted weighted average shares outstanding           2,608         2,706              2,601             2,747
                                                   =========     =========           ========          ========



See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


(In thousands)

                                            September 30,          December 31,
                                               2001                   2000
                                             Unaudited
                                           -------------          -------------
ASSETS

Current Assets:
  Cash and cash investments                      $3,240                 $2,988
  Trading account securities                        204                    241
  Notes receivable - current                        959                    282
  Management fees and other receivables           1,327                    682
  Deposit with clearing broker                      499                    495
  Receivable from clearing broker                    69                    185
  Income taxes receivable                            79                    502
  Prepaid expenses and other                        332                    331
                                             -------------          ------------
      Total current assets                        6,709                  5,706



Notes receivable, less current portion            1,317                  1,986
Property and equipment                            1,405                  1,422
Investment in and advances
   to affiliates (Note 3)                        14,589                 14,374
Other investments                                 5,290                  5,290
Goodwill                                            405                    443
Other assets                                        201                    205
                                           -------------          -------------
Total Assets                                    $29,916                $29,426
                                           =============          =============



                                                                  (continued)

See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

                                              September 30,         December 31,
                                                  2001                  2000
                                               Unaudited
                                              -----------          -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable - trade                           $ 945               $1,033
  Payable to clearing broker                           285                  470
  Notes payable - short term                         1,250                   --
  Net deferred tax liability                           122                  122
  Accrued incentive compensation                     1,003                  719
  Accrued expenses and other
     liabilities (Note 4)                            3,160                3,565
                                                 -----------        -----------
      Total current liabilities                      6,765                5,909

Payable under loan participation agreements            259                  259
Net deferred income tax liability                      490                  636
Notes payable - long term                            5,150                5,888
                                                 -----------        -----------
      Total liabilities                             12,664               12,692

Minority interest                                      128                  111

Shareholders' Equity:
  Preferred stock, $1.00 par value,
    1,000,000 shares authorized                         --                   --
  Common stock, $0.10 par value, shares
    authorized 20,000,000; issued 2,359,233
    at 9/30/01 and 12/31/00                            275                  275
  Additional paid-in capital                         5,539                5,539
  Retained earnings                                 12,786               12,259
  Unrealized holding losses                            (58)                 (32)
  Treasury stock, at cost                           (1,418)              (1,418)
                                                 -----------         ----------
      Total shareholders' equity                    17,124               16,623

Total Liabilities and Shareholders' Equity         $29,916              $29,426
                                                 ===========         ==========




See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)
                                                       Nine Months Ended
                                                          September 30,
                                                      2001               2000
                                                  -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Cash received from customers                       $17,678            $14,561
  Cash paid to suppliers and employees               (16,719)           (15,895)
  Change in trading account securities                    37                235
  Change in receivable from clearing broker              (73)               513
  Interest paid                                         (397)              (271)
  Income taxes paid                                      (45)               (72)
  Interest, dividends and other investment
    proceeds                                              91                361
                                                  -----------        -----------
      Net cash provided by (used in)
        operating activities                             572               (568)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of property and equipment            --                966
  Payments for purchase property and equipment          (176)              (111)
  Funds loaned to affiliates and others               (2,373)            (1,451)
  Collection of notes receivable                       1,736              1,455
  Payments for purchase of equity investment              --               (188)
  Other                                                   66                 46
                                                  -----------        -----------
    Net cash provided by (used in)
      investing activities                              (747)               717

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from borrowings                             1,715              2,285
  Payment of long term debt                           (1,208)              (766)
  Purchase of treasury stock                              --               (949)
  Distribution to minority interest                      (80)                --
                                                   -----------        ----------
    Net cash provided by financing
      activities                                         427                570
                                                  -----------        -----------

NET CHANGE IN CASH AND CASH INVESTMENTS                 $252               $719
                                                  -----------        -----------

Cash and cash investments at beginning of period       2,988              2,275
                                                  -----------        -----------
Cash and cash investments at end of period            $3,240             $2,994
                                                  ===========        ===========


                                                                   (continued)


See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS, (UNAUDITED)
(In thousands)
                                                           Nine Months Ended
                                                             September 30,
                                                        2001             2000
                                                     ---------        ---------
Reconciliation of net earnings to net cash provided by operating activities:

Net earnings                                           $  527              $392

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:

Depreciation and amortization                             378               471
Minority interest in consolidated earnings                105                19
Undistributed loss of affiliate                            62               277
Undistributed gain of other investment                     --               (18)
Gain on sale of property and equipment                     --              (770)
Change in federal income tax receivable                   468              (194)
Provision for deferred income taxes                      (146)              419
Change in unrealized holding loss                          26                --
Provision for bad debt                                     15                --
Change in trading securities                               37               235
Change in receivable from clearing broker                 (73)              513
Change in management fees & other receivables            (645)               48
Change in prepaids & other current assets                  (1)             (117)
Change in trade payables                                  (88)              311
Change in accrued expenses & other liabilities            (93)           (2,154)
                                                     ---------         ---------
   Net cash provided by (used in)
      operating activities                               $572             ($568)
                                                     =========         =========



See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)


1.  GENERAL

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and in conformity with accounting principles generally accepted in the United States of America described in the audited financial statements for the year ended December 31, 2000 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of September 30, 2001 and the results of operations and cash flows for the periods presented. These statements have not been audited by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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


2.  CONTINGENCIES

     In connection with the development of Syntera HealthCare Corporation, the Company entered into Share Exchange Agreements ("Agreements") with the physician shareholders of Syntera. The Agreements provide that the Syntera shareholders may, at their option, exchange their shares for a fixed dollar amount of the Company's common stock in the event that the Syntera shares are not publicly traded by certain dates. The Company has the option of purchasing any or all of the shares at the weighted average dollar amount of $5.26 per share rather than exchanging its common stock. As a result of Syntera's merger with FemPartners, Inc. in 1999, the Syntera shares were converted to FemPartners shares, with such shares retaining all of the conversion features. These shares began to become eligible to exchange in the first quarter of 2000 and continue to become eligible through 2001. Most of the agreements were modified at the time of merger to also allow the Company's shares of Prime Medical Services, Inc. ("Prime Medical") to be used in the exchange, although the Company does not presently intend to exchange any shares of Prime Medical. The exchanges, whether for cash or the shares of the Company, will increase our investment in FemPartners by the amount of the cash or the fair value of the stock consideration, as indicated by NASDAQ Stock Market prices on the exchange dates. Exchanges for the common stock of American Physicians will be accounted for as a re-issuance of treasury stock. As of September 30, 2001, the Company had been notified by physician shareholders of their intent to exchange the 151,000 shares expected to be eligible for exchange. As of September 30, 2001, the Company has paid approximately $2,280,000 in cash related to the exchanges and had recorded a liability of approximately $827,000 to complete all remaining expected exchanges. A $1,642,000 charge to earnings was recorded in 2000 related to the exchanges. The Company has registered 600,000 shares of its common stock which it may use in satisfying the exchange agreements. If the Company elected to issue its common shares, the quantity would be determined by the market price of its shares at the time of the exchange.

     As part of the merger of Syntera with FemPartners it was agreed that Syntera would have working capital of an agreed upon amount measured as of December 31, 2000. As a result of this agreement, the Company recorded a liability of approximately $870,000 as of December 31, 2000. No adjustments were made to the liability during the nine months ended September 30, 2001. Management believes that any future changes to this amount to satisfy its obligations to FemPartners will not have a material adverse effect upon earnings. Satisfaction of the obligation will be made by offsetting the liability against future principal and/or interest payments due from FemPartners. No cash will be expended in satisfying the obligation.


3.  EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES

     At September 30, 2001 the Company owned 15.1% (2,344,000 shares) of the outstanding common stock of Prime Medical. The Company records its pro-rata share of Prime Medical's results on the equity method, as the Company continues to exercise significant influence over operating and financial policies, primarily through the Board of Directors and senior officers. Three of Prime Medical's six member board are also members of American Physicians' board. Mr. Shifrin is CEO of American Physicians and chairman of the board of both companies. Mr. Hummel is a director of American Physicians and is a director and CEO and President of Prime Medical. Mr. Searles is a director of both companies. American Physicians continues to be Prime Medical's largest shareholder. According to information in Prime Medical's most recent Proxy statement, American Physicians and its three directors who are also Prime Medical directors have 20.9% beneficial ownership in Prime Medical when unexercised stock options are included. Prime Medical is primarily in the business of providing lithotripsy and refractive vision surgery services as well as in providing manufacturing services and installation, upgrade, refurbishment and repair of major medical equipment for the mobile medical service providers. The common stock of Prime Medical is traded in the over-the-counter market under the symbol "PMSI". Prime Medical is a Delaware corporation which is required to file annual, quarterly and other reports and documents with the Securities and Exchange Commission, which reports and documents contain financial and other information regarding Prime Medical. Such reports and documents may be examined and copies may be obtained from the offices of the Securities and Exchange Commission.

     At September 30, 2001 the Company owned Convertible Preferred Stock of Uncommon Care, Inc. ("Uncommon Care"). The Company also has made available to Uncommon Care three lines of credit totaling $4,850,000. The loans are at interest rates varying from ten percent to twelve percent, payable quarterly with various maturities through September 30, 2005, at which time any outstanding principal and any accrued but unpaid interest are due and payable. The Company is currently in discussions with Uncommon Care about receiving additional Uncommon Care common stock in lieu of cash interest payments for a one year period. This change in payment structure would assist Uncommon Care in renegotiating certain bank covenants with which it does not currently comply. Uncommon Care is a developer and operator of dedicated Alzheimer's care facilities. The preferred shares owned by the Company are convertible into approximately a 33% interest in the common equity in Uncommon Care. One of Uncommon Care's three directors is a director of the Company. The Company records its investment in and advances to Uncommon Care on the equity method.


4.  ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consists of the following:

                                        September 30,              December 31,
                                            2001                      2000
                                            ----                      ----
Taxes payable                           $   49,000               $   71,000
Deferred income (Note 6)                   657,000                  459,000
Contractual/legal claims                 1,634,000                2,887,000
Vacation payable                           133,000                  133,000
Escrow Deposit                             600,000                       --
Funds held for others                       15,000                   15,000
Payroll                                     23,000                       --
Other                                       49,000                       --
                                         ----------              -----------
                                        $3,160,000               $3,565,000
                                         ==========              ===========



5.   EARNINGS PER SHARE

     Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflect dilution from all contingently issuable shares, including options. A reconciliation of income and average shares outstanding used in the calculation of basic and diluted earnings per share follows:

                                  For the Three Months Ended September 30, 2001
                                 -----------------------------------------------
                                   Income             Shares          Per Share
                                 (Numerator)       (Denominator)        Amount
                                 -----------       -------------      ---------

Earnings from operations          $ 117,000

Basic EPS
 Income available to
     common stockholders            117,000           2,343,000           $0.05

Effect of Dilutive Securities           ---             265,000
                                  ----------          ---------

Diluted EPS
 Income available to
    common stockholders and
    assumed conversions           $ 117,000           2,608,000           $0.05
                                  ==========          =========           =====



                                  For the Three Months Ended September 30, 2000
                                  ----------------------------------------------
                                    Income            Shares          Per Share
                                  (Numerator)      (Denominator)        Amount
                                 -----------       ------------       ---------

Earnings from operations          $ (85,000)

Basic EPS
   Income available to              (85,000)         2,706,000          $ (0.03)
    Common stockholders

Effect of dilutive securities           ---                ---
                                  ----------         ---------

Diluted EPS
   Income available to common
    stockholders and assumed
    conversions                   $ (85,000)         2,706,000          $ (0.03)
                                  ==========         =========           ======

                                    For the Nine Months Ended September 30, 2001
                                    --------------------------------------------
                                      Income             Shares       Per Share
                                    (Numerator)       (Denominator)     Amount
                                    -----------       ------------    ---------

Earnings from operations            $ 527,000

Basic EPS
 Income available to
     common stockholders              527,000           2,343,000         $0.23

Effect of Dilutive Securities             ---             258,000
                                     --------           ---------

Diluted EPS
 Income available to
    common stockholders and
    assumed conversions              $ 527,000          2,601,000         $0.20
                                     =========          =========         =====



                                    For the Nine Months Ended September 30, 2000
                                    --------------------------------------------
                                       Income            Shares        Per Share
                                    (Numerator)       (Denominator)      Amount
                                    ------------       -----------     ---------

Earnings from operations             $ 392,000

Basic EPS
   Income available to                 392,000          2,535,000        $ 0.15
    Common stockholders

Effect of dilutive securities              ---            212,000
                                      --------           --------

Diluted EPS
   Income available to common
    stockholders and assumed
    conversions                      $ 392,000          2,747,000        $ 0.14
                                     =========          =========        ======



     Unexercised employee stock options to purchase 525,500 and 1,054,900 shares of the Company's common stock as of September 30, 2001 and 2000, respectively, were not included in the computations of diluted EPS because the effect would be antidilutive.

6.       DEFERRED INCOME

     The Company collects commissions on certain medical malpractice insurance policies. Such commissions are collected in advance. Income is earned ratably on the policy over the course of the life of the policy, typically twelve months. Commissions which are not yet earned are recorded as deferred income on the balance sheet.


7.       SEGMENT INFORMATION

     The  Company's   segments  are  distinct  by  type  of  service   provided.
Comparative financial data for the nine month periods ended September 30, 2001 and 2000 are shown as follows:


                                                         September 30,
                                                --------------------------------
                                                    2001                 2000
         Operating Revenues:                    -------------       -----------
             Financial services                  $10,269,000        $ 7,942,000
             Insurance services                    5,384,000          4,115,000
             Consulting                            2,107,000          1,852,000
             Real estate                             713,000          1,509,000
             Corporate                             1,525,000            864,000
                                                 -----------         -----------
                                                 $19,998,000        $16,282,000
         Reconciliation to Consolidated
           Statements of Operations:
             Total segment revenues              $19,998,000        $16,282,000
             Less: Intercompany dividends         (1,220,000)          (139,000)
                   Intercompany profits             (150,000)          (688,000)
                   Intercompany interest            (214,000)               ---
                                                 ------------       -----------
                        Total Revenue            $18,414,000        $15,455,000
                                                 ============       ===========

         Operating Income
             Financial services                    1,293,000            707,000
             Insurance services                      936,000            268,000
             Consulting                              (93,000)            87,000
             Real estate                             166,000            986,000
             Corporate                            (1,188,000)        (1,244,000)
                                                  ----------          ----------
                                                  $1,114,000           $804,000
                                                  ==========          ==========

                                                          September 30,
                                                --------------------------------
                                                      2001                2000
                                                  -----------          ---------
         Total segments operating profits          1,114,000            804,000

         Equity in loss of uncolsolidated
            affiliates                               (62,000)           (89,000)
                                                    ---------           -------
         Earnings before income taxes and
          minority interest                        1,052,000            715,000

         Income tax expense                          420,000            304,000
         Minority interest                          (105,000)           (19,000)
                                                     --------           -------

         Net earnings                              $ 527,000           $392,000
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


RESULTS OF OPERATIONS

REVENUES

     Revenues from operations increased $1,650,000 (34%) and $2,959,000 (19%) for the three and nine month periods ended September 30, 2001, respectively, compared to the same periods in 2000. Revenues increased in the current period at the financial services, insurance services, consulting and real estate segments and decreased at the administrative segment compared to the same period in 2000. For the current nine month period, revenues increased at the financial services, insurance services and consulting segments and decreased at the real estate and administrative segments compared to the same period in 2000.

     Financial services revenues increased $878,000 (38%) and $2,327,000 (29%) for the three and nine month periods ended September 30, 2001, respectively, compared to the same periods in 2000. The increase was due to higher commission income at APS Financial Corp., a broker/dealer subsidiary of APS Investment Services, Inc. The increase in current quarter commission income is primarily the result of an expanding institutional customer base as well as increased stability in the equity and bond markets in 2001 compared to last year's sudden sharp fall. The April, 2000 general market selloff of high-tech and e-commerce securities combined with interest rate tightening by the Federal Reserve Board resulted in investor uncertainty and led to a reduction of activity in the bond market. Until the terrorist events of September 11, market conditions in 2001 were much more favorable than those that befell the industry beginning in April of 2000. Afterwards, market volatility increased while volume in all markets declined sharply. While trading volume seemed to be returning to normal by the end of September, it remains to be seen what long-term effect the terrorist attacks and subsequent war in Afghanistan will have on future earnings at APS Financial.

     Insurance services revenues from premium-based insurance management fees increased $531,000 (31%) and $1,269,000 (31%) for the three and nine month periods ended September 30, 2001, respectively, compared to the same periods in 2000. The increase in the current quarter was due primarily to a $170,000 (31%) increase in commissions earned on a higher volume of new business as well as on a premium rate increase that averaged 40% for the three months. For the nine months, commissions earned on new business rose $695,000 (52%), due in part to an average 19% increase in premium rates in the first six months combined with the 40% increase mentioned above. These rate increases were also partially responsible for slowing the rate of growth of renewal business as commissions on renewals increased only 2% compared to the same nine month period in 2000.

     Consulting revenue increased $285,000 (53%) and $255,000 (14%) for the three and nine month periods ended September 30, 2001, respectively, compared to the same periods in 2000. A 13% and 5% increase in total billable hours for the current three and nine month periods, respectively, combined with new business involving a wetlands mitigation construction project accounted for the increase in revenues.

     Real estate revenues increased $11,000 (6%) but decreased $807,000 (59%) for the three and nine month periods ended September 30, 2001, respectively, compared to the same periods in 2000. The nine month decrease in 2001 is the result of last year's sale of approximately 8,000 square feet of surplus office space of the 53,000 total square feet owned by the Company. Gains totaling approximately $770,000 were recorded as real estate revenue in the second quarter of 2000. No such sales were recorded in 2001. In addition, the monthly rental revenue base declined as a result of the prior year sale of 15% of the Company's rentable space.

EXPENSES

     Total operating expenses increased $1,443,000 (30%) and $2,648,000 (18%) for the three and nine month periods ended September 30, 2001, respectively, compared to the same periods in 2000. For both the current quarter and current year, expenses at the financial services, insurance services, consulting and real estate segments as well as interest expense increased while general and administrative expense decreased.

     Financial services expense increased $692,000 (32%) and $1,741,000 (24%) for the three and nine month periods ended September 30, 2001, respectively, compared to the same periods in 2000. The primary reason for the current year three month increase is a 34% increase in commission expense resulting from higher commission revenue at APS Financial, the broker/dealer subsidiary of APS Investment Services, Inc. This also explains the current year nine month increase as commission expense rose 23% compared to the same nine months in 2000. Higher profits also resulted in a 79% and 164% increase in accrued management incentive compensation for the three and nine month periods ended September 30, 2001, respectively, compared to the same periods in 2000. Finally, legal fees rose 56% in the current nine month period resulting primarily from fees associated with certain investment banking opportunities.

     Insurance services expenses at the insurance management subsidiary increased $371,000 (25%) and $601,000 (16%) for the three and nine month periods ended September 30, 2001, respectively, compared to the same periods in 2000. The current period increase is due primarily to a 31% and 6% increase in commission expense for the current three and nine month periods, respectively, arising because of the aforementioned increase in commission income. In addition, personnel costs rose 8% and 14% in the three and nine month periods ended September 30, 2001, respectively, compared to the same periods in 2000 due to an increase in management incentive expense as well as to normal annual merit increases.

     Consulting expenses increased $434,000 (78%) and 427,000 (24%) for the three and nine month periods ended September 30, 2001, respectively, compared to the same periods in 2000. The primary reason for the increase in both current periods is a summary judgment against APS Consulting totaling $253,000. The suit against the Company had originally been filed against the previous parent of Eco-Systems, Inc. (Consolidated Eco-Systems, Inc.) by that company's former public accounting firm. Legal fees related to this suit, on top of the judgment, accounted for the majority of the remaining difference between periods.

     Real estate expenses increased $17,000 (14%) and $13,000 (3%) for the three and nine month periods ended September 30, 2001, respectively, compared to the same periods in 2000. The increase in the current three and nine month periods was due primarily to professional fees related to tax planning issues.

     General and administrative expense decreased $79,000 (25%) and $256,000 (22%) for the three and nine month periods ended September 30, 2001, respectively, compared to the same periods in 2000. The decrease in the current quarter was due to a one-time reimbursement from one of the Company's subsidiaries for certain personnel administration fees. The nine month decrease was also affected by a $193,000 charge incurred in 2000 to cover a shortfall in the portfolio of a certain investor whose return on investment was guaranteed by the Company. Final payment to said investor was remitted during 2000 and no such charges were incurred in 2001.

     Interest expense increased $8,000 (7%) and $122,000 (45%) for the three and nine month periods ended September 30, 2001, respectively, compared to the same periods in 2000. The primary cause of the current year rise is an increase of $515,000 in the Company's line of credit and term notes payable from a combined $5,885,000 at September 30, 2000 to $6,400,000 at September 30, 2001.

EQUITY IN EARNINGS (LOSS) OF UNCONSOLIDATED AFFILIATES

     The Company's equity in the earnings of Prime Medical decreased $89,000 (21%) and $437,000 (31%) for the three and nine month periods ended September 30, 2001, respectively, compared to the same periods in 2000. Net income declined at Prime Medical for the current year periods as a result of lower lithotripsy and refractive surgery revenues and increased expenditures. Partially offsetting these was an increase in revenues from its manufacturing segment. Lithotripsy revenue decreased primarily due to lower procedure volume (decrease of 2%), pricing and payor mix changes, and renegotiation of contracts during the past year which resulted in decreases in average revenue per procedure. The higher expenditures are principally due to higher maintenance and insurance costs and expenses related to compliance with the new Stark II regulations. The Company's equity ownership percentage rose in the current quarter from an average of 14.5% during the first nine months of 2000 to an average of 15.1% during the first nine months of 2001, primarily as a result of a stock buy-back program implemented at Prime Medical.

     The Company's equity in losses of Uncommon Care decreased $240,000 (44%) and $465,000 (32%) for the three and nine month periods ended September 30, 2001, respectively, compared to the same periods in 2000. During the second quarter of 2001 the Company's equity in the losses of Uncommon Care caused the Company's investment, loans and other advances to be reduced to zero.


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


LIQUIDITY AND CAPITAL RESOURCES

     Current liabilities exceeded current assets by $56,000 at September 30, 2001 and by $203,000 at December 31, 2000. Working capital rose in the current nine months due primarily to cash received from operations.

     Capital expenditures through the three month period ended September 30, 2001 were approximately $175,000. Total capital expenditures are expected to be approximately $200,000 in 2001.

     Historically, the Company has maintained a positive working capital position and, has been able to satisfy its operational and capital expenditure requirements with cash generated from its operating and investing activities. These same sources of funds have also allowed the Company to pursue investment and expansion opportunities consistent with its growth plans. To further its ability to meet its liquidity requirements and to accelerate its growth, the Company established a $6,000,000 revolving line of credit with Bank of America. Funds advanced under the agreement bear interest at the prime rate less 1/4%. The Company has collateralized the line with its shares of Prime Medical. A balance of $5,150,000 was owed under this credit line as of September 30, 2001. In addition, the Company obtained a term note in February of this year from Bank of America in the amount of $1,250,000 at a rate of prime plus 1/4%. The note calls for interest-only payments, due quarterly and will mature in February, 2002. As of September 30, 2001 the Company has borrowed all $1,250,000 against this note. The Company's ability to draw upon its line of credit has been hampered during the third quarter due to a decline in the market price of the collateral, the Prime Medical common stock. The Company is currently working with the Bank of America to broaden the collateral agreement in order to increase liquidity.

NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Statement). Statement 133 addresses the accounting for derivative instruments, including certain instruments embedded in other contracts, and for hedging activities. Under this Statement, the Company is required to recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those at fair value. If certain conditions are met a derivative may be specifically designated as a hedge, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-dominated forecasted transaction. The adoption of the Statement on January 1, 2001 had no impact on the Company's financial position or results of operations. The Company did not hold any derivatives as of September 30, 2001.

     In July 2001, FASB issued Statement No. 141, BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002.

     As of the date of adoption, the Company has unamortized goodwill in the amount of $405,000. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle. As of the date of adoption, the Company does not expect Statements 141 and 142 to have a material adverse effect on its operations.

     In August 2001, FASB issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business. The changes in Statement 144 improve financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by sale and by broadening the presentation of discontinued operations to include more disposals. In addition, Statement 144 resolves significant implementation issues related to Statement 121. The Company is required to adopt the provisions of Statement 144 effective January 1, 2002. As of the date of adoption, the Company does not expect Statement 144 to have a material adverse effect on its operations.

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



Item 5. OTHER INFORMATION

     During the second quarter of 2001 the Company received an escrow payment of $600,000 representing approximately 10% of the sales price of the Company-owned office building. The sale is expected to be completed during the fourth quarter of 2001.


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

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.




Date: November 14, 2001                  By:  /s/     William H. Hayes
                                      --------------------------------------
                                      William H. Hayes, Vice President
                                       and Chief Financial Officer