Form 10KSB
period 2001-12-31
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 2002-04-16
CIK 724024

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

  X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

       Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File Number: 0-11453

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
             (Exact name of registrant as specified in its charter)

          Texas                                        75-1458323
(State or other jurisdiction                (I.R.S. employer Identification No.)
of incorporation or organization)

1301 Capital of Texas Highway, Austin Texas                  78746
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

                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

              Aggregate Market Value at March 25, 2002: $8,232,968

Indicate the number of shares outstanding of each of the registrant's class of common stock, as of the latest practicable date.
                                                            Number of Shares
                                                             Outstanding At
          Title of Each Class                                March 25, 2002
          -------------------                               ----------------
       Common Stock, $.10 par value                             2,264,231

                       Documents Incorporated By Reference
Selected portions of the Registrant's definitive proxy material for the 2001 annual meeting of shareholders are incorporated by reference into Part III of the Form 10-KSB. In addition, Item14(a) of Prime Medical Services, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001 is incorporated by reference.

            AMERICAN PHYSICIANS SERVICE GROUP, INC., AND SUBSIDIARIES

                          ANNUAL REPORT ON FORM 10-KSB

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



References in this report to "we", "us", "our", and the "Company" mean American Physicians Service Group, Inc.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     We, through our subsidiaries, provide services that include brokerage and investment services to individuals and institutions, management services to malpractice insurance companies, and environmental consulting and engineering services.

     We were organized in October 1974 under the laws of the State of Texas. Our principal executive office is at 1301 Capital of Texas Highway, Suite C-300, Austin, Texas 78746, and its telephone number is (512) 328-0888.

     Financial information about our industry segments is disclosed in Note 14 to our accompanying Consolidated Financial Statements in Appendix A.

OUR FINANCIAL SERVICES

     Through our subsidiaries, APS Financial Corporation, or APS Financial, and APS Asset Management, Inc., or Asset Management, we provide investment and investment advisory services to institutions and individuals throughout the United States. Our revenues from this segment were 57% and 54% of our total revenues in 2001 and 2000, respectively.

     APS Financial is a fully licensed broker/dealer that provides brokerage and investment services primarily to institutional and high net worth individual clients. APS Financial also provides portfolio accounting, analysis, and other services, to insurance companies, banks, and public funds. APS Financial has its main office in Austin, with a branch office in Houston.

     APS Financial charges commissions on both exchange and over-the-counter, or OTC, transactions in accordance with industry practice. When APS Financial executes OTC transactions as a dealer, it receives, in lieu of commissions, markups or markdowns.

     APS Financial is a member of the National Association of Securities Dealers, Inc., or NASD, the Securities Investor Protection Corporation, or SIPC, the Securities Industry Association, and, in addition, is licensed in 45 states.

     Every registered broker/dealer doing business with the public is subject to stringent rules with respect to net capital requirements promulgated by the Securities and Exchange Commission, or SEC. These rules, which are designed to measure the financial soundness and liquidity of broker dealers, specify minimum net capital requirements. Since we (as opposed to APS Financial) are not a registered broker dealer, we are not subject to these rules. However, APS Financial is subject to these rules. Compliance with applicable net capital requirements could limit APS Financial's operations, such as limiting or prohibiting trading activities that require the use of significant amounts of capital. A significant operating loss or an extraordinary charge against net capital could adversely affect the ability of APS Financial to expand or even maintain its present levels of business. At February 28, 2002, APS Financial was in compliance with all applicable net capital requirements.

     APS Financial clears its transactions through SWS Securities, Inc., or SWS, on a fully disclosed basis. SWS also processes orders and floor reports, matches trades, transmits execution reports to APS Financial and records all data pertinent to trades. APS Financial pays SWS a fee based on the number and type of transactions.

     Asset Management, a registered investment adviser under the Investment Advisers Act of 1940, was formed and registered with the SEC in 1998. We formed Asset Management to manage fixed income and equity assets for institutional and individual clients on a fee basis. Asset Management's mission is to provide clients with investment results within specific client-determined risk parameters.

OUR INSURANCE SERVICES

     APS Insurance Services, Inc., or Insurance Services, is an 80% owned subsidiary of ours. Insurance Services, through its wholly-owned subsidiaries APS Facilities Management, Inc., or FMI, and American Physicians Insurance Agency, Inc., or Agency, provides management and agency services to medical malpractice insurance companies. Our revenues from this segment contributed 31% of our total revenues in both 2001 and 2000.

     Substantially all of our revenues from this segment was attributable to FMI providing management services to American Physicians Insurance Exchange, or APIE, a reciprocal insurance exchange. A reciprocal insurance exchange is an organization that sells insurance only to its subscribers, who pay, in addition to their annual insurance premiums, a contribution to the exchange's surplus. These exchanges generally have no paid employees but instead enter into a contract with an "attorney-in-fact" that provides all management and administrative services for the exchange. As the attorney-in-fact for APIE, FMI receives a percentage of the earned premiums of APIE, as well as a portion of APIE's profits. The amount of these premiums can be adversely affected by competition. Substantial underwriting losses, which might result in a curtailment or cessation of operations by APIE, would also adversely affect FMI's revenue and, accordingly, our revenue. To limit possible underwriting losses, APIE currently reinsures its risk in excess of $250,000 per medical incident. APIE offers medical professional liability insurance for physicians in Texas and Arkansas. FMI's assets are not subject to any insurance claims by policyholders of APIE.

     We organized APIE in 1975, and FMI has been its exclusive manager since its inception. The management agreement between FMI and APIE basically provides for full management by FMI of the affairs of APIE under the direction of APIE's physician board of directors. Subject to the direction of this board, FMI sells and issues policies, investigates, settles and defends claims, and otherwise manages APIE's affairs. In consideration for performing its services, FMI receives a percentage fee based on APIE's earned premiums (before payment of reinsurance premiums), as well as a portion of APIE's profits. FMI pays salaries and personnel related expenses, rent and office operations costs, data processing costs and many other operating expenses of APIE. APIE is responsible for the payment of all claims, claims expenses, peer review expenses, directors' fees and expenses, legal, actuarial and auditing expenses, its taxes and certain other specific expenses. Under the management agreement, FMI's authority to act as manager of APIE is automatically renewed each year unless a majority of the subscribers to APIE elect to terminate the management agreement by reason of an adjudication that FMI has been grossly negligent, has acted in bad faith or with fraudulent intent or has committed willful misfeasance in its management activities. Termination of FMI's management agreement with APIE would have a material adverse effect on us.

     During 1997, FPIC Insurance Group, Inc., or FPIC, purchased a 20% interest in Insurance Services from us. In conjunction with that purchase, FPIC's subsidiary, First Professional Insurance Company, Inc., or First Professionals, entered into agreements with Agency and APIE granting Agency the exclusive right to market First Professionals' policies in Texas. Agency has sales, marketing, underwriting and claims handling authority for First Professionals in Texas and receives commissions for these services. First Professionals also entered into a reinsurance agreement with APIE under which APIE reinsures substantially all of First Professionals' risk in Texas under medical professional liability policies issued or renewed by First Professionals on behalf of Texas health care providers after March 27, 1997.

     APIE is authorized to do business in the States of Texas and Arkansas. First Professionals is licensed in several states. Both companies specialize in writing medical professional liability insurance for health care providers. They write insurance in Texas primarily through purchasing groups and are not subject to certain rate and policy form regulations issued by the Texas Department of Insurance. They review applicants for insurance coverage based on the nature of their practices, prior claims records and other underwriting criteria. APIE is one of the largest medical professional liability insurance companies in the State of Texas. APIE is the only professional liability insurance company based in Texas that is wholly-owned by its subscriber physicians.

     First Professionals, together with its affiliates, insures over 7,200 physicians nationwide. First Professional is rated A- (Excellent) by AM Best.

     Generally, medical professional liability insurance is offered on either a "claims made" basis or an "occurrence" basis. "Claims made" policies insure physicians only against claims that occur and that they report during the period covered by the policy. "Occurrence" policies insure physicians against claims based on occurrences during the policy period regardless of when they actually make the claim. APIE and First Professionals offer only a "claims made" policy in Texas and Arkansas, but provide for an extended reporting option upon termination. APIE and FPIC reinsure 100% of all Texas and Arkansas coverage per medical incident between $250,000 and $1,000,000, primarily through certain domestic and international insurance companies.

     The following table presents selected financial and other data for APIE. The management agreement with FMI obligates APIE to pay management fees to FMI based on APIE's earned premiums before payment of reinsurance premiums. The management fee percentage is 13.5% with the provision that any profits of APIE will be shared equally with FMI so long as the total payment (fees and profit sharing) does not exceed a cap based on premium levels. In 2001, 2000, 1999, 1998, and 1997, management fees attributable to profit sharing were $0, $0, $329,000, $1,750,000, and $1,961,000, respectively. While APIE was profitable in 2001 there was no profit sharing with FMI due to the management agreement requiring that cumulative prior year losses be applied against future pretax income. Only after prior year losses are completely offset can FMI then share equally the profits at APIE. Consequently, we do not expect to record any profit sharing in 2002.



                                                                Years Ended December 31,
                                         -------------------------------------------------------------------------
                                         2001            2000             1999            1998            1997
                                         ----            ----             ----            ----            ----
                                                            (In thousands, except for number of insureds)
Earned premiums before
 reinsurance premiums                    $35,866         $29,057          $24,529         $22,931          $25,899
Total assets                              64,557          66,348           66,377          75,173           81,594
Total surplus                             11,475          10,014           13,925          13,592           11,854
Management fees (including profit
 sharing) and commissions to FMI
 and Agency  (1)                           5,084           4,002            3,645           4,835            5,854
Number of insureds                         3,101           3,178            2,882           2,743            2,629
----------------

         (1)      Includes commissions of $2,886, $1,898, $1,191, $835, and
                  $1,214 in 2001, 2000, 1999, 1998 and 1997, respectively, from
                  First Professional and other carriers directly related to APIE's controlled business.

OUR CONSULTING SERVICES

      We provide environmental consulting and engineering services through APS Consulting, a wholly-owned subsidiary of ours. APS Consulting, which we acquired through foreclosure in 1999, is an environmental consulting/engineering firm, comprised of scientists and engineers specializing in remedial investigations, remediation engineering, air quality, waste water, regulatory compliance, solid waste engineering, litigation support/expert testimony, environmental resources, and industrial hygiene and safety. Our APS Consulting offices are located in Jackson, Mississippi; Mobile, Alabama; and Houston, Texas.

      Because of the wide range of expertise of our consultants, we serve clients in a broad base of industries, including: petrochemicals; agricultural chemicals; oil exploration, refining and marketing; gas pipelines; pulp and paper/forest products; manufacturing; waste disposal and management; state and local government; and law firms. Our consultants and engineers have expertise in environmental engineering, chemical engineering, hydrogeology, computer-aided drafting and design, civil engineering, geology, biology and micro biology. Our revenues from our environmental consulting and engineering services contributed 11% and 13% of our total revenues in 2001 and 2000, respectively.

OUR OTHER INVESTMENTS

     At December 31, 2001, we owned 2,344,000 shares of common stock of Prime Medical Services, Inc., or Prime Medical, representing approximately 15% of the outstanding shares of Prime Medical common stock. Three of Prime Medical's six directors were members of our four member board of directors during 2001. We recorded our pro-rata share of Prime Medical's results using the equity method of accounting. Prime Medical is the largest provider of lithotripsy services in the United States, currently servicing over 375 hospitals and surgery centers in 34 states. Lithotripsy is a non-invasive method of treating kidney stones through the use of shock waves. After December 31, 2001, we sold 1,570,000 shares of our Prime Medical common stock bringing our percentage ownership to slightly less than 5%. In addition, Kenneth S. Shifrin, the Company's Chairman and CEO, stepped down from day-to-day operations as Executive Chairman of the Board for Prime Medical but will continue to serve as non-Executive Chairman. These two subsequent events reduced our influence over the operating and financing policies of Prime Medical and, consequently, will cause us to no longer account for our investment in Prime Medical using the equity method during 2002.

During 1999, Prime Medical entered into the refractive surgery field through two acquisitions. LASIK refractive surgery, one of the most advanced forms of laser vision correction, is designed to improve vision and reduce dependence on glasses and contacts by correcting nearsightedness, farsightedness and astigmatism. Prime Medical now operates fourteen laser vision correction facilities, which performed approximately 23,000 procedures during 2001. In addition, Prime Medical designs and manufactures trailers and coaches for transporting medical equipment and equipment for the media and broadcast industry. In February 2002, Prime Medical announced its intention to divest its LASIK refractive surgery operations in order to focus its resources towards greater growth opportunities in its manufacturing and lithotripsy segments.

The common stock of Prime Medical is quoted on the NASDAQ National Market under the symbol "PMSI". Prime Medical is a Delaware corporation and is required to file annual, quarterly and other reports and documents with the SEC. The summary information in the accompanying consolidated financial statements regarding Prime Medical is qualified in its entirety by reference to such reports and documents. Such reports and documents may be examined and copies may be obtained from the SEC.

      On January 1, 1998, we invested $2,078,000 in convertible preferred stock of Uncommon Care, Inc. or Uncommon Care. We have also made available to Uncommon Care three lines of credit totaling $4,850,000. The loans are at interest rates varying from ten percent to twelve percent, payable quarterly with various maturities through June 30, 2005, at which time any outstanding principal and any accrued but unpaid interest are due and payable. Uncommon Care is a developer and operator of dedicated Alzheimer's care facilities. One of Uncommon Care's three directors is a director of ours. For the period July 1, 2001 through June 30, 2002, we have agreed to reduce the interest rate charged on our lines of credit to 4% and to allow Uncommon Care to make interest payments in-kind in the form of Uncommon Care common stock. Our common and convertible preferred stock are convertible into approximately a 38% interest in the common equity of Uncommon Care. We record our investment in and advances to Uncommon Care using the equity method of accounting.

In August 1999 we merged Syntera HealthCare, Inc., a physician practice management company that we had founded, with FemPartners, Inc. and received common stock in FemPartners. FemPartners is a privately held single specialty physicians practice management company. As more fully explained in Management's Discussion and Analysis and Note 21 to the consolidated financial statements, a partial sale of this investment in December 2001, at a price significantly below our carrying value, caused us to review our fair value determination at December 31, 2000 and to restate our 2000 consolidated financial statements to reflect a $5.1 million impairment charge.

DISCONTINUED OPERATIONS

In November, 2001, we sold all of our remaining condominium space, after sales of surplus office space in 2000, in an office project located in Austin, Texas to our affiliate, Prime Medical. Approximately 50% of this space was leased back to us and is utilized by our investment services, insurance services and corporate segments' operations. Gain on the sale amounted to approximately $5.1 million, of which $1.9 million was recognized in 2001. Deferred income of approximately $2.4 million was recorded and will be recognized monthly over the next five years. In addition, 15% of the gain ($0.76 million) related to our 15% ownership in the purchaser, was deferred as we accounted for Prime Medical using the equity method of accounting as of and for the year ended December 31, 2001. We subsequently dissolved APS Realty, Inc., or APS Realty, our wholly-owned subsidiary that formerly owned this office space. Our revenues from APS Realty (not including the gains from the sales of office space in both years) contributed 4% and 5% of our total revenues in 2001 and 2000, respectively.


COMPETITION

     APS Financial and Asset Management are both engaged in a highly competitive business. Their competitors include, with respect to one or more aspects of their business, all of the member organizations of the New York Stock Exchange and other registered securities exchanges, all members of the NASD, registered investment advisors, members of the various commodity exchanges and commercial banks and thrift institutions. Many of these organizations are national rather than regional firms and have substantially greater personnel and financial resources than us. Discount brokerage firms oriented to the retail market, including firms affiliated with commercial banks and thrift institutions, are devoting substantial funds to advertising and direct solicitation of customers in order to increase their share of commissions and other securities related income. In many instances APS Financial is competing directly with these organizations. In addition, there is competition for investment funds from the real estate, insurance, banking and thrift industries.

     APIE competes with numerous insurance companies in Texas and Arkansas, but primarily Medical Protective Insurance Company, and Texas Medical Liability Trust. The competitive scene, however, has changed dramatically over the last year. As a result of the increasing frequency and severity of claims experience, a number of larger competitors in this market have announced they are withdrawing or not writing any new business. When competitive forces allow for higher rates or legislative reforms address tort inadequacies, thereby allowing for a return of the industry to profitability, competition will increase. Both of APIE's primary competitors have substantially greater resources than APIE. The primary competitive factor in selling insurance is a combination of price, terms of the policies offered, claims service and other services, and claims settlement philosophy.

     The environmental services industry is characterized by intense competition. Many companies of all sizes are engaged in activities similar to our environmental and consulting and engineering activities and many of our competitors have substantially greater assets and capital resources. Our environmental services operations are primarily in the Southeastern United States, however, we have projects throughout the United States. We seek to distinguish our services by (i) providing timely, high quality and cost-effective solutions to the various environmental issues facing our clients,
(ii) maintaining long-term relationships with our clients, and (iii) utilizing technology to provide state of the art services in accordance with applicable regulatory standards. There can be no assurance, however, that we can compete successfully against our competitors, given the size, resources and marketing capabilities of many of our competitors.

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

     The regulations to which APS Financial is subject cover all aspects of the securities business, including sales methods, trade practices among broker dealers, uses and safekeeping of customers' funds and securities, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and by self regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the method of operation and profitability of APS Financial and, accordingly, us. The SEC, self regulatory organizations and state securities commissions may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of APS Financial, its officers or employees. The principal purpose of regulation and discipline of broker/dealers is the protection of customers and the securities markets, rather than protection of creditors and shareholders of broker/dealers.

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

        Our environmental services are subject to extensive laws and regulations promulgated by the Federal, state and local governments and regulatory authorities dealing with the discharge of materials into the environment or otherwise relating to the protection of the environment. We believe we are in compliance in all material respects with all such laws and regulations.

EMPLOYEES

     At March 1, 2002, we employed, on a full time basis, approximately 124 persons, including 49 by Insurance Services, 40 by APS Financial and Asset management, 24 by APS Consulting and 11 directly by us. We consider our employee relations to be good. None of our employees are represented by a labor union and we have experienced no work stoppages.

ITEM 2.  PROPERTIES

     We lease approximately 23,000 square feet of condominium space from Prime Medical in an office project at 1301 Capital of Texas Hwy., Suite C-300, Austin, Texas as our principal executive offices.

     We also lease office space for our financial services subsidiary at 2550 Gray Falls Dr, Suite 350, Houston, Texas.

     We also lease offices for our environmental services subsidiary at: 439 Katherine Drive, Suite 2A, Jackson, Mississippi; 17171 Park Row, Suite 120, Houston, Texas; and 384 Fairhope Avenue, Suite 7, Fairhope, Alabama.

ITEM 3.  LEGAL PROCEEDINGS

     We are involved in various claims and legal actions that have arisen in the ordinary course of our business. We believe that any liabilities arising from these actions will not have a material adverse effect on our financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's annual meeting was held June 18, 2001. Proxies were solicited by our management and shareholders voted and approved the following motions:

     ELECTION OF DIRECTORS

               BOARD ELECTION
      Nominee                              For           Against       Abstain
      -------                              ---           -------       -------
      Brad A. Hummel  **                   1,945,278       --          303,595
      Robert L. Myer                       1,945,278       --          303,595
      William A. Searles                   1,945,278       --          303,595
      Kenneth S. Shifrin                   1,945,278       --          303,595
      Marc R. Still                        1,945,278       --          303,595


** Note: Brad Hummel resigned from the board in December, 2001.

     PROPOSAL TO AMEND THE 1995 INCENTIVE AND NON-QUALIFIED STOCK OPTION PLAN

     To approve an amendment to the 1995 Plan to increase the aggregate number of shares that may be issued thereunder by 200,000, from 1,200,000 to 1,400,000. The numbers of votes for, against and abstain are as follows:

                  For               1,007,069

                  Against             693,798

                  Abstain               2,525


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table represents the high and low prices of our common stock in the over-the-counter market as reported by the NASD, Automated Quotations System for years ended December 31, 2001 and 2000. On March 1, 2002, we had approximately 326 holders of record of our common stock.

                                        2001                        2000
                             ------------------------      ---------------------
                                 High          Low            High         Low
                                 ----         ----            ----        ----
     First Quarter               $3.25        $1.75          $4.06        $2.94
     Second Quarter              $2.94        $1.85          $3.56        $2.25
     Third Quarter               $3.26        $2.11          $4.00        $2.69
     Fourth Quarter              $3.75        $2.08          $3.75        $1.00


     We have not declared any cash dividends on our common stock during the last two years and have no present intention of paying any cash dividends in the foreseeable future. Our policy is to retain all earnings to provide funds for growth. Whether we decide to declare and pay dividends in the future will be based upon our earnings, financial condition, capital requirements and such other factors as we may deem relevant.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

FORWARD-LOOKING STATEMENTS

     Our statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions or strategies regarding the future. You should not place undue reliance on forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those in the forward-looking statements. In addition to any risks and uncertainties specifically identified in the text surrounding the forward-looking statements, you should consult our reports on Forms 10-QSB and our other filings under the Securities Act of 1933 and the Securities Exchange Act of 1934, for factors that could cause our actual results to differ materially from those presented.

     The forward-looking statements included herein are necessarily based on various assumptions and estimates and are inherently subject to various risks and uncertainties, including risks and uncertainties relating to the possible invalidity of the underlying assumptions and estimates and possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including customers, suppliers, business partners and competitors and legislative, judicial and other governmental authorities and officials. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Any of these assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate.

RESTATEMENT

     The following discussion and analysis is based upon consolidated financial statements as of December 31, 2000 and for the year then ended included in this Form 10-KSB which have been restated to reflect additional impairment of our investment in FemPartners, Inc. common stock. In our previously reported consolidated financial statements as of December 31, 2000 and for the year then ended we recorded an impairment charge of approximately $1.6 million relating to our investment in FemPartners, Inc., a privately held company, based upon an internal valuation. In December 2001, following our inability to find a buyer for this investment and the subsequent sale of approximately 60% of our holdings in FemPartners at a de minimus amount to a former officer of the Company, we engaged a valuation consultant to provide an independent valuation of our holdings in FemPartners at December 31, 2000 and 2001. The results of that valuation indicated that our sale price in December 2001 approximated fair market value and that this fair market value had not changed substantially from December 31, 2000. Consequently, the 2000 consolidated financial statements have been restated to reflect an additional $5.1 million impairment loss on this investment based on the results of this valuation.

See Note 21 to the consolidated financial statements for a summary of changes made to the 2000 consolidated financial statements as a result of the restatement.

GENERAL

     We provide (1) financial services, including brokerage and investment services to individuals and institutions, (2) insurance services, including management services to malpractice insurance companies, and (3) environmental consulting and engineering services.

     Financial Services. We provide investment and investment advisory services to institutions and individuals throughout the United States through the following subsidiaries:

o APS Financial. APS Financial is a fully licensed broker/dealer that provides brokerage and investment services primarily to institutional and high net worth individual clients. APS Financial also provides portfolio accounting, analysis, and other services to insurance companies, banks and public funds.

o Asset Management. Asset Management manages fixed income and equity assets for institutional and individual clients on a fee basis.


     Insurance Services. Through Insurance Services, of which we own 80%, we provide management and agency services to medical malpractice insurance companies through the following subsidiaries:

o FMI. FMI provides management and adminstrative services to APIE, a regional insurance exchange that sells medical professional liability insurance only to its physician subscribers, who pay annual insurance premiums and surplus contributions to APIE. APIE is governed by a physician board of directors. Pursuant to a management agreement and the direction of this board, FMI manages and operates APIE, including performing policy issuance, claims investigation and settlement, and all other management and operational functions. As a management fee, FMI receives a percentage of APIE's earned premiums and a portion of APIE's profit, subject to a cap based on premium levels. FMI's assets are not subject to APIE policyholder claims.

o Agency. Agency has the exclusive right to market the policies of First Professional, a medical professional liability insurance company that is owned by FPIC, which owns the other 20% of Insurance Services, in the State of Texas. Agency performs the policy issuance and claims handling functions for First Professional in Texas.

     Consulting Services. Through APS Consulting, we provide environmental consulting and engineering services including services related to remedial investigations, remediation engineering, air quality, waste water, regulatory compliance, solid waste engineering, litigation support/expert testimony, environmental resources, and industrial hygiene and safety.

     In addition, as of December 31, 2001, we had the following significant investments: (1) we owned 2,344,000 shares of Prime Medical common stock, representing approximately 15% of its outstanding common stock, 1,570,000 shares of which we sold after December 31, 2001; and

(2) we invested approximately $2 million in the convertible preferred stock of Uncommon Care and extended lines of credit totaling approximately $4.9 million to Uncommon Care. The net book value of the investment in Uncommon Care was zero at December 31, 2001 as equity losses in 1999, 2000 and 2001 offset our investment completely.

CRITICAL ACCOUNTING POLICIES

     The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to, impairment of assets; bad debts; income taxes; and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. We periodically review the carrying value of our assets to determine if events and circumstances exist indicating that assets might be impaired. If facts and circumstances support this possibility of impairment, our management will prepare undiscounted and discounted cash flow projections which require judgments that are both subjective and complex. Management may also obtain independent valuations. See Note 21 to the consolidated financial statements.

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period the determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period the determination was made.

     We are a defendant in lawsuits that arise out of, and are incidental to, the conduct of our business. Our management uses its judgment, with the aid of legal counsel, to determine if accruals are necessary as a result of any pending actions against us.

     It was our judgment that the equity method of accounting for our investment in Prime Medical and Uncommon Care was more appropriate than the cost method, believing that we had significant influence over the operational and financial policies of Prime Medical and Uncommon Care. Using the equity method we recorded our share of Prime Medical's and Uncommon Care's earnings or losses. We would have recorded no earnings or losses from Prime Medical or Uncommon Care if we had not utilized the equity method unless an other than temporary decline in fair value was recognized. If through choice or mandate we had used the alternative accounting treatment, results would have been as follows:

                                                            (In thousands)
                                                       Year ended December 31,
                                                        2001             2000
                                                                      (Restated)
                                                        ----             ----

Net loss, as reported                                    $(578)         $(4,774)

Effect of alternative treatment for Prime Medical        1,437           (1,018)

Effect of alternative treatment for Uncommon Care          668            1,326
                                                        ------            -----

Pro Forma net income (loss)                             $1,527          $(4,466)
                                                       ========         ========



RESULTS OF OPERATIONS

2001 COMPARED TO 2000
---------------------

      Our revenues from continuing operations increased 26% in 2001 compared to 2000. Our net loss decreased 88% from $4,774,000 in 2000 to $578,000 in 2001.
Our diluted loss per share decreased from $(1.92) in 2000 to $(0.25) in 2001. The reasons for these changes are described below.


FINANCIAL SERVICES

         Our financial services revenues increased 31% in 2001 compared to 2000. The increase resulted from greater commissions earned at APS Financial. The increase in annual commission income was primarily the result of an expanding institutional customer base, low broker personnel turnover, and a substantial rally in the bond markets in 2001 compared to the previous year. Looking back to the year 2000, the significant decline in technology related equity investments, combined with large interest rate increases by the Federal Reserve resulted in a substantial slowdown of financial market activity. Conditions improved considerably in the U.S. bond markets during 2001 as the Federal Reserve lowered interest rates to a 40-year low in an effort to stimulate the U.S. economy. With interest rates falling substantially, bond market activity surged as companies took advantage of low rates to issue new securities and customers replaced refunded bonds and re-balanced their portfolios. In addition, the equity markets began to show some improvement late in 2001 as investors began to anticipate a recovery in the U.S. economy. Although the tragic events of September 11, 2001 temporarily slowed down financial market activity, trading activity soon resumed due to rising consumer confidence that was buoyed by success in the war on terrorism and a steadily improving economy. Going forward, it remains to be seen what, if any, long-term effect the terrorist attacks, and subsequent war on terrorism will have on future earnings of APS Financial and, accordingly, us.

      Our financial services expenses increased 26% in 2001 compared to 2000. The increase in transaction activity at APS Financial was primarily responsible for a 27% increase in sales commission expense, a 7% increase in support personnel costs and, as a result of higher profits, a 129% increase in incentive compensation. In addition, legal fees increased 101% in 2001 compared to 2000 primarily as a result of certain investment banking opportunities. Lastly, internally allocated expenses for computer and information technology support was up 71% during 2001.

INSURANCE SERVICES

         Our insurance services revenues increased 28% in 2001 compared to 2000. The increase in the current year was due primarily to a 27% increase in total premium written by APIE resulting from premium rate increases and better than expected retention. Although new business written was down 52% and the number of doctors insured was down 2%, renewal business written was up 52%. The high retention rate of business was assisted by the decision of some major competitors to leave the Texas market during the latter half of 2001.

      Our insurance services expenses increased 14% in 2001 compared to 2000. The increase was primarily due to a 21% increase in commissions paid to sales agents resulting from the above-mentioned increase in commission revenues earned. In addition, our personnel costs increased 8% in 2001 primarily due to merit raises as well as our creation of two new managerial positions. Also, our advertising costs increased 28% in 2001 due in part to an increase in print ads published in professional trade magazines. Partially offsetting these increases was a 16% decrease in our depreciation expense. Depreciation is down due to a greater amount of our assets becoming fully depreciated during the year than were purchased.

CONSULTING

      Our consulting revenues increased 10% in 2001 compared to 2000 primarily due to a 13% increase in total billable hours as well as a one-time project involving wetlands mitigation construction.

     Our consulting expenses increased 27% in 2001 compared to 2000. The primary reason for this increase is a non-recurring charge in the amount of $391,000 to impair goodwill. An analysis of the expected future cash flows of our consulting segment asset group resulted in an impairment charge to write off the remaining unamortized goodwill associated with the consulting segment asset group. Conditions that led to the impairment include the inability of us to reach personnel growth projections, uncertainty in retaining a major client and the economic downturn in the industry segment during the fourth quarter of 2001. Adding to the increase in expenses was an increase in legal fees of 74% in 2001 compared to 2000 due to fees associated with a lawsuit brought against American Physicians that was lost in the fourth quarter of 2001. Also, other expenses increased 75% in 2001 compared to 2000 and represents primarily a portion of the judgment from the above-mentioned lawsuit that was allocated to APS Consulting.

GENERAL AND ADMINISTRATIVE EXPENSES

      Our corporate level general and administrative expenses increased 15% in 2001 compared to 2000. The increase was primarily due to the corporate level portion of the $520,000 legal settlement mentioned above in the Consulting section.

INVESTMENTS AND INTEREST

      Our investment and interest expense decreased 89% in 2001 compared to 2000. Our investment expenses decreased 94% in 2001 due to an impairment loss of $6.7 million in the fourth quarter of 2000 on our investment in FemPartners. An impairment loss on this investment was recognized following an analysis by an independent valuation consultant. Our interest expense increased 12% over 2000 as a result of an increase in our notes payable. In 2001, we drew additional amounts from our line of credit with Bank of America primarily to fund our investment in and advances to Uncommon Care and to pay contractual and legal obligations. These draws resulted in an average balance of $6,006,000 during the year 2001 compared to an average balance of $4,320,000 during the year 2000. Partially offsetting this increase in average balance outstanding was an average interest rate paid during 2001 of 6.89% compared to 8.98% in 2000.

AFFILIATES

         We have two affiliates, Prime Medical and Uncommon Care, which we accounted for using the equity method. Equity earnings in Prime Medical decreased $3.7 million in 2001 compared to 2000 as a result of a fourth quarter non-recurring charge at Prime Medical of $24.0 million, net of tax, in mostly non-cash expenses, which included the impairment of goodwill associated with acquisitions Prime Medical made in its refractive segment. In addition, Prime recognized impairment of certain lithotripsy receivables and assets, and provided for severance of certain contractual obligations to officers. We recorded our equity method percentage of these Prime Medical charges, which was approximately 15.0% as of December 31, 2001. Beginning in January, 2002, we will no longer account for our investment in Prime Medical using the equity method because: (1) in December 2001, Prime Medical's CEO, Brad Hummel, resigned from our board of directors; (2) in January 2002, Kenneth S. Shifrin, the Company's Chairman and CEO, stepped down from day-to-day operations as Executive Chairman of the Board of Prime Medical, but will continue to serve as non-executive Chairman; and (3) from January to March 2002, we sold 1,570,000 shares of Prime Medical reducing our ownership percentage to slightly less than 5%.

      We record our investment in Uncommon Care using the equity method. We recorded losses on this investment in 2001 of approximately $1,012,000 versus approximately $2,009,000 in 2000. Our 2001 loss was limited to our total investment in and advances to Uncommon Care. When we reduced our total investment to zero, as required under the equity method, we ceased recording monthly equity losses. Had we continued to record losses on our investment, total equity losses in Uncommon Care in 2001 would have been approximately $1,400,000.

DISCONTINUED OPERATIONS

     In November, 2001 we sold Prime Medical all of the remaining 46,000 square feet of condominium space we owned in an office project located in Austin, Texas for approximately $6 million. We then entered into a five year lease with Prime Medical, for the approximately 23,000 square feet we occupy. The lease is at prevailing market rates for like-properties in the Austin area. We subsequently dissolved APS Realty, a wholly-owned subsidiary that formerly owned this office space and leased space to us, our subsidiaries, affiliates and unaffiliated parties.  Our gain on the sale was  approximately  $5.1  million,  of which $1.9
million  was   recognized  in  2001.

We also recorded deferred income of approximately $2.4 million which will be recognized monthly over the next five years. In addition, 15% of the gain ($0.76 million) related to our 15% ownership in the purchaser, was deferred as we accounted for Prime Medical using the equity method of accounting as of and for the year ended December 31, 2001. In 2000, we sold 8,000 square feet of surplus office space resulting in gains of about $771,000. As a result, our net income from discontinued operations before tax increased 101% to $2.1 million in 2001 compared to $1.1 million in 2000.


LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

     Our net working capital was $3,406,000 and $465,000 at December 31, 2001 and 2000, respectively. The increase in the current year is due primarily to our receiving $5.9 million in cash proceeds from the sale of our condominium space in Austin, Texas. The cash received was reduced by our net payments of $3.6 million to pay down our line of credit with Bank of America. In addition, we paid approximately $1.6 million in 2001 in contractual obligations related to share exchange agreements with the former shareholders of a previously owned physician practice subsidiary. Historically, we have maintained a strong working capital position and, as a result, we have been able to satisfy our operational and capital expenditure requirements with cash generated from our operating and investing activities. These same sources of funds have also allowed us to pursue investment and expansion opportunities consistent with our growth plans. In 2000 and 2001, we supplemented these traditional sources of funds with short-term bank borrowings. Although it is uncertain if our operating activities will provide positive cash flow in 2002, we believe that the cash sale after December 31, 2001 of 1,570,000 shares of Prime Medical will enable us to meet our working capital requirements for the foreseeable future.

LINE OF CREDIT

     We had a three year $7,500,000 revolving credit agreement with Bank of America. Funds advanced under the agreement bear interest at the prime rate less 1/4 %, such interest to be payable quarterly. We pledge shares of Prime Medical to the bank as funds are advanced under the line. Amounts totaling $2,275,000 and $0 were borrowed under this line of credit as of December 31, 2001 and March 15, 2002, respectively. Due to losses from writedowns of our investments, as well as significant goodwill impairment by Prime Medical, our total equity was below the amount needed to comply with our bank covenants at December 31, 2001. As a result, we repaid all advances on our line of credit and terminated the line of credit. Consequently, we did not seek a covenant waiver. We also satisfied all remaining contractual obligations under the merger agreement between our former physician practice management company and FemPartners, Inc. With no debt, major obligations satisfied, a forecast of positive cash flow and sufficient cash on hand, we believe that we can meet foreseeable cash needs without additional liquidity from a line of credit.

CAPITAL EXPENDITURES

     Our capital expenditures for equipment were $192,000 and $125,000 in 2001 and 2000, respectively. Our capital expenditures were higher in 2001 due to purchases necessary to upgrade our network server hardware and software as well as to upgrade our accounting software. We expect capital expenditures in 2002 to be slightly less than those of 2001.

COMMITMENTS

     We have committed cash outflow related to debt, operating lease arrangements with a term exceeding one year and other contractual obligations at December 31, 2001 as follows (in thousands):

                                                                  Payment Due

Contractual Cash Obligation           2002             2003       2004          2005         2006             Total
-----------------------------------------------------------------------------------------------------------------------

Bank line of credit                  $ --        $2,275 (1)           $ --       $ --         $ --        $2,275

Operating leases                      736           740                670        613          460         3,219

Other contractual obligations         510 (1)        --                 --         --           --           510
                                      ---------------------------------------------------------------------------------

                                     $1,246      $3,015               $670       $613         $460        $6,004

     (1) These two obligations were paid in full in 2002.


In addition, we have commitments which could utilize cash resources as follows:

Commitment                                  2002         2003-2006        Total
--------------------------------------------------------------------------------

Line of credit extended to affiliate        $390          $ --             $390

Guarantees                                    35            --               35
                                           -------------------------------------

                                            $425           $--             $425

     Our ability to make scheduled payments or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. There can be no assurance that our business will generate sufficient cash flow from operations or that we will realize anticipated revenue growth and operating improvements, based upon the current level of our operations and our anticipated revenue growth.

INFLATION

     Our operations are not significantly affected by inflation because, having no manufacturing operations, we are not required to make large investments in fixed assets. However, the rate of inflation will affect certain of our expenses, such as employee compensation and benefits.

ADOPTION OF ACCOUNTING PRONOUNCEMENTS AND PRONOUNCEMENTS NOT YET ADOPTED

     The Financial Accounting Standards Board, or FASB, has issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. We implemented this Statement in 2001. This statement addresses the accounting for derivative instruments, including certain instruments embedded in other contracts, and for hedging activities. Our adoption of the statement on January 1, 2001 had no impact on our financial position or results of operations. We did not have any derivative instruments as of December 31, 2001 and 2000.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations, and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that we use the purchase method of accounting for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. We adopted the provisions of Statement 141 in 2001 and Statement 142 is required to be adopted effective January 1, 2002. Our adoption of Statement 141 did not have any impact on our consolidated financial statements. As of December 31, 2001, we had no goodwill or other intangible assets.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement 144 requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens presentation of discontinued operations to include more disposals. We are required to adopt Statement 144 effective January 1, 2002. As of the date of adoption, we do not expect Statement 144 to have a material adverse effect on our financial position or results of operations.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is contained in Appendix A attached hereto.

     Financial information and schedules relating to Prime Medical are contained in Item 14(a) of the Annual Report on Form 10-K for the year ended December 31, 2001 of Prime Medical Services, Inc., which Item 14(a) is incorporated herein by reference.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

     The information required by this item is contained in our definitive proxy statement to be filed in connection with our 2002 annual meeting of shareholders, except for the information regarding our executive officers, which is presented below. The information required by this item contained in our definitive proxy statement is incorporated herein by reference.

As of March 15, 2002, our executive officers were as follows:

Name                           Age             Position
----                           ---             ---------

Kenneth S. Shifrin              52             Chairman of the Board, President
                                                and Chief Executive Officer

William H. Hayes                54             Senior Vice President - Finance
                                                and Secretary

Maury L. Magids                 37             Senior Vice President - Insurance

Thomas R. Solimine              43             Controller

     Our officers serve until the next annual meeting of our directors and until their successors are elected and qualified.

     Mr. Shifrin has been our Chairman of the Board since March 1990. He has been our President and Chief Executive Officer since March 1989 and he was President and Chief Operating Officer from June 1987 to February 1989. He has been a director of ours since February 1987. From February 1985 until June 1987, Mr. Shifrin served as our Senior Vice President - Finance and Treasurer. He has been Chairman of the Board of Prime Medical since October 1989. Mr. Shifrin is a member of the World Presidents Organization.

     Mr. Hayes has been our Senior Vice President - Finance since June 1995. Mr. Hayes was our Vice President from June 1988 to June 1995 and was our Controller from June 1985 to June 1988. He has been our Secretary since February 1987 and our Chief Financial Officer since June 1987. Mr. Hayes is a Certified Public Accountant.

     Mr. Magids has been our Senior Vice President - Insurance Services since June 2001 and has been President and Chief Operating Officer of FMI since November 1998. Mr. Magids joined us in October 1996. Mr. Magids is a Certified Public Accountant and was with Arthur Anderson LLP from August 1986 until September 1996, most recently as Director of Business Development.

     Mr. Solimine has been our Controller since June 1994. He has served as Secretary for APS Financial since February 1995. From July 1989 to June 1994, Mr. Solimine served as our Manager of Accounting.

     There are no family relationships, as defined, between any of our executive officers, and there is no arrangement or understanding between any of our executive officers and any other person pursuant to which he or she was selected as an officer. Each of our executive officers was elected by our board of directors to hold office until the next annual election of officers and until his or her successor is elected and qualified or until his or her earlier resignation or removal. Our board of directors elects our officers in conjunction with each annual meeting of our shareholders.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this item is contained in our definitive proxy statement to be filed in connection with our 2002 annual meeting of shareholders, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this item is contained in our definitive proxy statement to be filed in connection with our 2002 annual meeting of shareholders, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is contained in our definitive proxy statement to be filed in connection with our 2002 annual meeting of shareholders, which information is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, LISTS, AND REPORTS ON FORM 8-K

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

         (b)      Reports on Form 8-K for the quarter ended December 31, 2001

                           A Current Report on Form 8-K, filed December 13, 2001, reporting under Item 2 concerning the sale of the building to Prime Medical and the sale of FemPartners common stock to a former officer of the Company. Also reporting under Item 5 concerning a judgment awarded against us.

         (c)   Exhibits (1)

3.1  Restated Articles of Incorporation of the Company, as amended. (5)

3.2  Amended and Restated Bylaws of the Company.(5)

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

10.32  Promissory   Note  dated  November  6,  1997  executed  by  Consolidated
       Eco-Systems, Inc. and payable to the Company in the amount of $3,788,580.
       (8)

10.33 Assignment and Security Agreement dated November 6, 1997 between the Company and Consolidated Eco-Systems, Inc. (8)

10.34 Security Agreement dated November 6, 1997 between the Company and Consolidated Eco-Systems, Inc. (8)

10.35 Share Exchange Agreements dated October 31, 1997 between the Company and Devin Garza, M.D., Robert Casanova, M.D. and Shelley Nielsen, M.D. (8)

*10.36 First Amendment to 1995 Incentive and Non- Qualified Stock Option Plan of
       American Physicians Service Group, Inc. Dated December 10, 1997. (8)

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

10.43 Share Exchange Agreement dated July 31, 1998 between the Company and Joe R. Childress, M.D. (9)

10.44    Share Exchange Agreement dated August 1, 1998 between the Company and
         M. Reza Jafarnia, M.D. (9)

10.45 Share Exchange Agreement dated September 15, 1998 between the Company and Donald Columbus, M.D. (9)

10.46 Share Exchange Agreement dated December 31, 1998 between the Company and David L. Berry, M.D. (9)

10.47 Contribution and Stock Purchase Agreement dated January 1, 1998 between the Company, Additional Purchasers, Barton Acquisition, Inc., Barton House, Ltd., Barton House at Oakwell Farms, Ltd., Uncommon Care, Inc., George R. Bouchard, John Trevey, and Uncommon Partners, Ltd. (9)

10.48 Stock Transfer Restriction and Shareholders Agreement dated January 1, 1998 between the Company, Additional Purchasers, Barton Acquisition, Inc., Barton House, Ltd., Barton House at Oakwell Farms, Ltd.,Uncommon Care, Inc., George R. Bouchard, John Trevey, and Uncommon Partners, Ltd. (9)

10.49 Loan Agreement dated January 1, 1998 between the Company and Barton Acquisition, Inc. (9)

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

10.59 Security Agreement dated March 25, 1999 between the Company and Consolidated Eco-Systems, Inc. (9)

10.60 Security Agreement dated March 25, 1999 between the Company and Eco-Acquisition, Inc. (9)

10.61 Security Agreement dated March 25, 1999 between the Company and Exsorbet Technical Services, Inc. (9)

10.62 Security Agreement dated March 25, 1999 between the Company and KR Industrial Service of Alabama, Inc. (9)

10.63 Agreement of Plan of Merger dated August 31, 1999 between FemPartners, Inc. and Syntera HealthCare Corporation. (10)

10.64 Share Exchange Agreement dated August 31, 1999 between the Company and David L. Berry, M.D. (10)

10.65 Share Exchange Agreement dated August 31, 1999 between the Company and Michael T. Breen, M.D. (10)

10.66 Share Exchange Agreement dated August 31, 1999 between the Company and Jonathan B. Buten, M.D. (10)

10.67 Share Exchange Agreement dated August 31, 1999 between the Company and Robert Casanova, M.D. (10)

10.68 Share Exchange Agreement dated August 31, 1999 between the Company and Antonio Cavazos, III, M.D. (10)

10.69 Share Exchange Agreement dated August 31, 1999 between the Company and Joe R. Childress, M.D. (10)

10.70 Share Exchange Agreement dated August 31, 1999 between the Company and Donald Columbus, M.D. (10)

10.71 Share Exchange Agreement dated August 31, 1999 between the Company and Devin Garza, M.D. (10)

10.72    Share Exchange Agreement dated August 31, 1999 between the Company and
         M. Reza Jafarnia, M.D. (10)

10.73 Share Exchange Agreement dated August 31, 1999 between the Company and Gary L. Jones, M.D. (10)

10.74 Share Exchange Agreement dated August 31, 1999 between the Company and Shelley Nielson, M.D. (10)

10.75 Share Exchange Agreement dated August 31, 1999 between the Company and Lawrence M. Slocki, M.D. (10)

10.76 Loan Agreement dated June 16, 1999 between APS Consulting, Inc. and APSC, Inc. (10)

10.77 Promissory Note dated June 16, 1999 between APS Consulting, Inc. and APSC, Inc. (10)

10.78 Security Agreement dated June 16, 1999 between APS Consulting, Inc. and APSC, Inc. (10)

10.79 Subordination Agreement dated June 16, 1999 between the Company and APSC, Inc. (10)

10.80 Convertible Promissory Note dated April 27, 1999 between the Company and Uncommon Care, Inc. (10)

10.81 Replacement Convertible Promissory Note dated September 30, 1999 between the Company and Uncommon Care, Inc. (10)

10.82 Liquidity Promissory Note dated September 30, 1999 between the Company and Uncommon Care, Inc. (10)

10.83 Replacement Liquidity Note dated October 15, 1999 between the Company and Uncommon Care, Inc. (10)

10.84 Co-Sale Rights Agreement dated August 31, 1999 between the Company and FemPartners, Inc. (10)

10.85 Replacement Promissory Note dated August 31, 1999 between the Company and FemPartners, Inc. (10)

10.86 Guaranty Agreement dated August 31, 1999 between the Company and FemPartners, Inc. (10)

10.87 Amendment to Certificate of Incorporation dated August 29, 2000 of APSC, Inc. (11)

10.88 Amended Loan Agreement dated June 28, 2000 between APS Consulting and APSC, Inc. (11)

10.89 Amended Promissory Note dated June 28, 2000 between APS Consulting and APSC, Inc. (11)

10.90 Amended Promissory Note dated June 28, 2000 between APS Consulting and APSC, Inc. (11)

10.91    APSC, Inc. Stock Plan. (11)

10.92 APS Asset Management Debt to equity Conversion Agreement dated June 30, 2000. (11)

10.93 Amendment to Revolving Credit Loan Agreement with Bank of America dated April 26, 2000. (11)

10.94 2nd Amendment to Revolving Credit Loan Agreement with Bank of America dated February 9, 2001. (11)

10.95 Management Services Agreement dated January 1, 2000 between the Company and APS Consulting. (11)

10.96 Tax Sharing Agreement dated January 1, 2000 between the Company and APS Consulting. (11)

10.97 Settlement Agreement and Release dated January 5, 2000 between APS Consulting and M. J. Blankenship Woodcock. (11)

10.98 Professional Services Contract dated April 10, 2000 between APIA and White Lion Internet Agency. (11)

10.99 $1.25 million 364-Day Revolving Promissory Note dated February 9, 2001 between the Company and Bank of America. (11)

10.100 $1.25 million Promissory Note dated June 1, 2000 between the Company and Uncommon Care, Inc. (11)

10.101 $1.20 million Promissory Note dated June 1, 2000 between the Company and Uncommon Care, Inc. (11)

  21.1   List of subsidiaries of the Company. (12)

  23.1   Independent Auditors Consent of KPMG LLP. (12)

  99.1   The  financial statements of Prime Medical Services, Inc. included in item 8 on the Annual Report on Form 10-K of Prime Medical Services, Inc. for the year ended December 31, 2001. (12)



         (*)       Executive Compensation plans and arrangements.
-----------------

(1) The Company is subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, files reports, proxy statements and other information with the Commission. Reports, proxy statements and other information filed by the Company can be inspected and copied at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549, and at the Commission's Regional Offices at Seven World Trade Center, 13th Floor, New York, New York 10048 and CitiCorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661-2511. Copies of such material can be obtained by mail from the Public Reference Section of the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. Such reports, proxy statements and other information concerning the Company are also available for inspection at the offices of The NASDAQ National Market,
     Reports  Section,  1735  K  Street,  N.W.,  Washington,   D.C.  20006.  The
     Commission maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission at http://www.sec.gov and makes available the same documents through Disclosure, Inc. at 800-638-8241.

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

(10) Filed as an Exhibit to the Annual Report on Form 10-K of the Company for the year ended December 31, 1999 and incorporated herein by reference.

(11) Filed as an Exhibit to the Annual Report on Form 10-K of the Company for the year ended December 31, 2000 and incorporated herein by reference.

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

                                    Date:  April 15, 2002

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

Date:    April 15, 2002



By: /s/ W. H. Hayes
   ------------------------------------------------------

     W. H. Hayes
     Senior Vice President - Finance, Secretary and Chief Financial Officer
     (Principal Financial Officer)

Date:    April 15, 2002

By: /s/ Thomas R. Solimine
   ------------------------------------------------------

     Thomas R. Solimine
     Controller
     (Principal Accounting Officer)

Date:    April 15, 2002



By: /s/ Robert L. Myer
   ----------------------------------------------------------

     Robert L. Myer, Director

Date:    April 15, 2002



By: /s/ William A. Searles
   ------------------------------------------------------

     William A. Searles, Director

Date:    April 15, 2002



By: /s/ Marc R Still
   ---------------------------------------------

     Marc R. Still, Director

Date:    April 15, 2002

                                   APPENDIX A






                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                          Page



Independent Auditors' Report                                                A-2

Financial Statements

         Consolidated Statements of Operations for the years
         ended December 31, 2001 and 2000                                   A-3

         Consolidated Balance Sheets as of December 31, 2001
         and December 31, 2000                                              A-5

         Consolidated Statements of Cash Flows for the years
         ended December 31, 2001 and 2000                                   A-7

         Consolidated Statements of Shareholders' Equity
         for the years ended December 31, 2001 and 2000                     A-9

         Notes to Consolidated Financial Statements                         A-10

                          Independent Auditors' Report
                         -----------------------------





The Board of Directors and Shareholders

American Physicians Service Group, Inc.:



         We have audited the consolidated financial statements of American Physicians Service Group, Inc. and subsidiaries ("Company") as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Physicians Service Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


         As discussed in Note 21 to the consolidated financial statements, the accompanying financial statments as of December 31, 2000 and for the year then ended have been restated.

                                                              /s/ KPMG, LLP
                                                            -------------------

         Austin, Texas

         April 15, 2002

                              AMERICAN PHYSICIANS SERVICE GROUP, INC.
                               CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
                                                   Year Ended December 31,
                                              ----------------------------------
                                                   2001               2000
                                                                   (Restated)
                                              ---------------    ---------------
Revenues:
  Financial services                               $13,094             $9,962
  Insurance services                                 7,289              5,692
  Consulting                                         2,642              2,395
  Investments and other                                 95                298
                                              ---------------    ---------------
    Total revenues                                  23,120             18,347
Expenses:
  Financial services                                11,518              9,147
  Insurance services                                 5,918              5,197
  Consulting                                         3,062              2,404
  General and administrative                         1,749              1,524
  Investments and interest (Notes 16 and 21)           465              7,718
                                              ---------------    ---------------
    Total expenses                                  22,712             25,990
                                              ---------------    ---------------

Operating profit (loss) (Note 21)                      408             (7,643)
Equity in loss of unconsolidated
  affiliates (Note 13)                              (3,191)              (467)
                                              ---------------    ---------------

   Loss from continuing operations
     before income taxes and minority
     interests                                      (2,783)            (8,110)

Income tax benefit (Note 9)                           (952)            (2,692)
Minority interests                                     157                 42
                                              ---------------    ---------------
Loss from continuing operations (Note 21)           (1,988)            (5,460)

Discontinued operations: (Note 12)
 Profit from discontinued operations net of
  income tax expense of $72 and $354
  in 2001 and 2000, respectively                       138                686


Gain on disposal of discontinued segment,
 net of income tax expense of $655 in 2001           1,272                 --

                                              ---------------    ---------------
    Net loss (Note 21)                             $  (578)           $(4,774)
                                              ===============    ===============

See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.

(In thousands, except per share data)

                                                     Year Ended December 31,
                                                 -------------------------------
                                                     2001               2000
                                                                     (Restated)
                                                 -------------      ------------
Loss per common share: (Note 15 and 21)
Basic:
   Loss from continuing operations                 $ (0.85)            $ (2.19)
   Discontinued operations                            0.60                0.28
                                                 -------------      ------------
      Net loss                                     $ (0.25)            $ (1.92)
                                                 =============      ============
Diluted:
   Loss from continuing operations                 $ (0.85)            $ (2.19)
   Discontinued operations                            0.60                0.28
                                                 -------------      ------------
      Net loss                                     $ (0.25)            $ (1.92)
                                                 =============      ============
Basic weighted average shares outstanding            2,343               2,490
                                                 =============      ============
Diluted weighted average shares outstanding          2,343               2,490
                                                 =============      ============

            AMERICAN PHYSICIANS SERVICE GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                                          December 31,
                                               ---------------------------------
                                                  2001                  2000
                                                                     (Restated)
                                                --------             ----------
ASSETS
Current assets:
  Cash and cash investments                       $3,851                $2,988
  Trading account securities                         149                   241
  Notes receivable - current (Note 3)                573                   282
  Management fees and other
    receivables (Note 2)                           1,087                   682
  Deposit with clearing organization                 499                   495
  Receivable from clearing organization               69                   185
  Net deferred income tax asset (Note 9)             282                    --
  Income tax receivable                              167                   502
  Prepaid expenses and other (Note 6)              1,147                   331
                                                 --------             ---------
         Total current assets (Note 21)            7,824                 5,706

Notes receivable, net - less current
   portion (Note 3)                                  999                 1,363
Property and equipment  (Note 5)                     415                 1,422
Investment in affiliate  (Note 13)                11,459                14,374
Other investments  (Notes 16 and 21)                  68                   182
Net deferred income tax asset -
  non-current                                      1,453                 1,101
Goodwill (Note 18)                                    --                   443
Other assets                                         201                   205
                                                  -------             ---------

Total Assets (Note 21)                           $22,419               $24,796
                                                  =======             =========

See accompanying notes to consolidated financial statements

            AMERICAN PHYSICIANS SERVICE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, continued
                       (In thousands, except share data)

                                                           December 31,
                                                 -------------------------------
                                                      2001               2000
                                                                      (Restated)
                                                     -------           --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable - trade                           $1,044            $1,033
   Payable to clearing organization                      254               470
   Net deferred income tax liability
    (Note 9)                                              --               122
   Deferred income - current (Note 12)                   537               414
   Accrued compensation                                1,246               719
   Accrued expenses and other
     liabilities (Note 6)                              1,337             2,483
                                                      -------           -------
       Total current liabilities                       4,418             5,241

   Payable under loan participation
    agreements (Note 13)                                 259               259
   Deferred income - non-current  (Note 12)            2,676                45
   Notes payable - long term  (Note 7)                 2,275             5,888
                                                      -------           -------
       Total liabilities (Note 21)                     9,628            11,433

Minority interest                                        124               111
Shareholders' Equity:
  Preferred stock, $1.00 par value, 1,000,000
   shares authorized                                      --                --
  Common stock, $0.10 par value, shares authorized
   20,000,000; 2,745,231 issued in 2001 and
   2,745,233 issued in 2000 and 2,359,231
   outstanding in 2001 and 2,359,233 outstanding
   in 2000                                               275               275
Additional paid-in capital                             5,539             5,539
Retained earnings (Note 21)                            8,310             8,888
Accumulated other comprehensive loss                     (39)              (32)
 Treasury stock, at cost, 386,000 shares in
  2001 00                                             (1,418)           (1,418)
                                                     --------          --------
   Total shareholders' equity (Note 21)               12,667            13,252

Total Liabilities and Shareholders' Equity           $22,419           $24,796
                                                     ========          ========


See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         (In thousands)
                                                     Year Ended December 31,

                                                        2001             2000
                                                                      (Restated)
                                                       -------         --------
Cash flows from operating activities:
  Cash received from customers                         $22,792          $19,482
  Cash paid to suppliers and employees                 (23,165)         (20,225)
  Change in trading account securities                      83              203
  Change in deposit with and receivable from
   clearing organization                                  (104)             355
  Interest paid                                           (456)            (408)
  Income taxes (paid) refunded                             (45)             122
  Interest and other investment proceeds                    54              409
                                                        -------          -------
     Net cash  used in operating activities              (841)              (62)

Cash flows from investing activities:
  Proceeds from the sale of property and
   equipment                                             6,075              953
  Payments for purchase of property and equipment         (192)            (125)
  Investment in and advances to affiliates, net           (485)            (845)
  Other investments                                         38             (856)
  Funds loaned to others                                  (318)            (259)
  Collection of notes receivable                           282               73
  Other                                                     57              115
                                                        -------          -------
    Net cash provided by (used in) investing
      activities                                         5,457             (944)

Cash flows from financing activities:
  Proceeds from notes payable                            1,715            3,560
  Payment of notes payable                              (5,328)            (982)
  Purchase/retire treasury stock                            --             (914)
  Sale of treasury stock                                    --               55
  Distribution to minority interest                       (140)              --
                                                        -------         -------
    Net cash provided by (used in) financing
      activities                                        (3,753)           1,719

Net change in cash and cash investments                   $863             $713
                                                        -------         -------
Cash and cash investments at beginning of year           2,988            2,275
                                                        -------         -------
Cash and cash investments at end of year                $3,851           $2,988
                                                        =======         =======

See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

                                      (In thousands, except summary information)
                                                         Year Ended December 31,

                                                          2001           2000
                                                                      (Restated)
                                                        -------        --------
Reconciliation of net loss to net cash used in operating activities:

Net loss                                                 $(578)         $(4,774)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization                              312              373
Forgiveness of debt                                        213              201
Impairment of goodwill                                     391               --
Minority interest in consolidated earnings                 157               42
Undistributed loss of affiliates                         3,399              467
Gain on sale of property                                (1,932)            (758)
Realized (gain) loss on other investments                  (30)           6,750
Provision for deferred taxes                              (756)          (2,045)
Change in trading account securities                        83              203
Change in management fees & other receivables             (458)             722
Change in deposit with and receivable/payable
 from/to clearing organization                            (104)             355
Change in federal income tax receivable                    335             (285)
Change in prepaid expenses & other current assets         (816)             (52)
Change in other non-current assets                          --               14
Change in trade payables                                     4             (209)
Change in deferred income                                 (447)             (70)
Change in accrued expenses & other liabilities            (614)            (996)
                                                         -------         -------
   Net cash used in operating activities                 $(841)            $(62)
                                                         =======         =======


Summary of non-cash transactions:

     During 2001, we sold all of the remaining 45,000 square feet of condominium space we owned in an office project located in Austin, Texas. In connection with the sale, we deferred $3.2 million of the gain recorded on the sale. (Note 12)

     During 2000, we recorded a liability of $2.25 million to complete the remaining expected exchanges of FemPartners shares subsequent to December 31, 2000. In addition, we recorded an impairment charge of $6.7 million to our investment in FemPartners during 2000. The investment in FemPartners is accounted for in "Other Investments" in the accompanying consolidated balance sheets. (Notes 8,16 and 21)

     In association with the working capital agreement established between us and FemPartners as part of the merger of Syntera with FemPartners in 1999, it was agreed that Syntera would have working capital of an agreed upon amount measured at December 31, 2000. The working capital we recorded as of December 31, 2000 was $623,000. We and FemPartners agreed to the final amount of and settled the working capital liability in 2001 which resulted in a non-cash adjustment to increase the note receivable from FemPartners by the amount of $46,000. See accompanying notes to consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 For the years ended December 31, 2001 and 2000


(In thousands)


                                                                                              Accumulated
                                             Common    Additional  Retained                      Other                    Total
                                              Stock     Paid-In    Earnings  Comprehensive   Comprehensive  Treasury   Shareholders'
                                            (Note 17)    Capital   (Note 21)  Income (Loss)       Loss       Stock        Equity
                                             --------- ---------- --------- ---------------  ------------  ----------  -------------
Balance December 31, 1999                      278       5,549      13,644                         --         (559)      18,912
Comprehensive income:
    Net loss (Restated)(Note 21)                --          --      (4,774)      (4,774)           --           --       (4,774)
    Other comprehensive loss
     Unrealized loss on  securities net         --          --          --          (32)          (32)          --          (32)
      of tax of  $17                                                             -------
                                                --          --                  $(4,806)           --           --           --
                                                                                 --------
Comprehensive loss (Restated)

Treasury stock purchases                        --          --          --                         --         (914)       (914)
Treasury stock sales                            --          --          --                         --           55          55
Dissolution of  Subsidiary                      (3)        (10)         17                         --           --           4
                                             --------- ---------- ---------   ------------- ------------ ----------   -----------
                                             --------- ---------- ---------   ------------- ------------ ----------   -----------
Balance December 31, 2000 (Restated)         $ 275     $ 5,539     $ 8,888                      $ (32)    $ (1,418)   $ 13,252
                                             --------- ---------- ---------   ------------- ------------ ----------   -----------

Comprehensive income:
    Net loss                                    --          --        (578)        (578)                                  (578)
    Other comprehensive loss

      Unrealized loss on  securities net        --          --          --           (7)           (7)          --          (7)
        of tax of  $2                                                            -------

                                                --          --          --       $ (585)           --           --          --
                                                                                 -------
Comprehensive loss

                                             -------- ---------- ---------  --------------- ------------ ----------  -----------
Balance December 31, 2001                    $ 275     $ 5,539     $ 8,310                      $ (39)    $ (1,418)   $ 12,667
                                             ======== ========== =========  =============== ============ ==========  ===========


See accompanying notes to consolidated financial statements.

            AMERICAN PHYSICIANS SERVICE GROUP, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

(1)      Summary of Significant Accounting Policies

(a)           General

         The consolidated financial statements for 2000 have been restated. See
         Note 21 for additional information. We, through our subsidiaries, provide financial services that include brokerage and asset management services to individuals and institutions, insurance services that consist of management services for malpractice insurance companies, and environmental consulting services that include air, water and solid waste engineering, litigation support and regulatory compliance. The financial services business has clients nationally. Insurance management is a service provided primarily in Texas, but is available to clients nationally. Consulting is a service provided primarily in the Southeastern United States, but is available to clients nationally. During the two years presented in the financial statements, financial services generated 56% of total revenues and insurance services generated 31%.

         We have two affiliates; Prime Medical Services, Inc., ("Prime Medical") of which we own approximately 15% at December 31, 2001, and Uncommon Care, Inc. ("Uncommon Care") of which we own common stock and convertible preferred stock equivalent to a 38% ownership on a fully converted basis. Prime Medical is the country's largest provider of lithotripsy (non-invasive kidney stone fracturing) services. In addition, Prime Medical operates 14 refractive surgery centers performing 23,000 LASIK procedures on an annualized basis, and is also involved in the manufacturing of mobile medical and specialty equipment units. Uncommon Care develops and operates Alzheimer's care facilities.

(b)           Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(c)           Principles of Consolidation

         The consolidated financial statements include our accounts and the accounts of our subsidiary companies more than 50% owned. Investments in affiliated companies and other entities, in which our investment is less than 50% of the common shares outstanding and where we exert significant influence over operating and financial policies, are accounted for using the equity method. Investments in other entities in which our investment is less than 20%, and in which we do does not have the ability to exercise significant influence over operating and financial policies, are accounted for using the cost method.

         All significant intercompany transactions and balances have been eliminated from the accompanying consolidated financial statements.

         (d)     Revenue Recognition

         Our investment services revenues related to securities transactions are recognized on a trade date basis. Asset management revenues are recognized monthly based on the amount of funds under management.

         Our insurance services revenues related to management fees are recognized monthly as a percentage of the earned premiums of the managed company. The profit sharing component of these fees is recognized when it is reasonably certain that the managed company will have an annual profit, generally in the fourth quarter of each year. Our expense reimbursements are recorded as a reduction in expenses.

         Our consulting revenues result from the work of scientists and engineers in the areas of remedial investigations, remediation engineering, air and water quality analysis, regulatory compliance, solid waste engineering, litigation support/expert testimony and industrial hygiene and safety. Substantially all of the projects in these areas are undertaken on a time and expenses basis. Our clients are billed, and revenue is recognized, monthly based on hours worked and expenses incurred toward completing the assignments.

         (e)    Marketable Securities

         Our investments in debt and equity securities are classified in three categories and accounted for as follows:

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


         We have included our marketable securities, held as inventory at our broker/dealer, in the trading securities category.


         (1)      Summary of Significant Accounting Policies, continued

         (f)      Property and Equipment

         Property and equipment are stated at cost. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the respective assets (3 to 5 years).

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

         Investments in the common stock of companies not accounted for using the equity method and for which there is no readily determinable fair value will be evaluated for impairment in the event of a material change in the underlying business. Such evaluation takes into consideration our intent and time frame to hold or to dispose of the investment and takes into consideration available information, including recent transactions in the stock, expected changes in the operations or cash flows of the investee, or a combination of these and other factors.

         (h)      Goodwill

         Goodwill represents the excess of consideration paid over the net assets acquired in purchase business combinations. It is amortized using the straight-line method over a period of ten years. Goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized based on the difference between the fair value and carrying value.

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

         (j)      Cash and Cash Investments

         Cash and cash investments include cash and highly liquid investments with a maturity date at purchase of 90 days or less.

         (1)      Summary of Significant Accounting Policies, continued

         (k)      Notes Receivable

         Notes receivable are recorded at cost, less allowances for doubtful accounts when deemed necessary. Management, considering current information and events regarding the borrowers ability to repay their obligations, considers a note to be impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the note agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. Impairment losses are included in the allowance for doubtful accounts through a charge to bad debt expense. The present value of the impaired loan will change with the passage of time and may change because of revised estimates of cash flows or timing of cash flows. Such value changes shall be reported as bad debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that would be reported. No interest income is accrued on impaired loans. Cash receipts on impaired loans are recorded as reductions of the principal amount.

         (l)      Stock-Based Compensation

         We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"), but apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for our stock option plans.

         (m)      Reclassification

         Certain reclassifications have been made to amounts presented in 2000 to be consistent with the 2001 presentation.



(2)      Management Fees and Other Receivables

         Management fees and other receivables consist of the following:

                                                            December 31,
                                                      2001               2000
                                                      ----               ----
           Management fees receivable                $30,000             $3,000
           Trade accounts receivable                 725,000            637,000
           Less: allowance for doubtful accounts     (40,000)           (56,000)
           Accrued interest receivable                 4,000             57,000
           Other receivables                         368,000             41,000
                                                     -------             ------
                                                  $1,087,000           $682,000
                                                   =========           ========


         We earn management fees by providing management services to American Physicians Insurance Exchange ("APIE") under the direction of APIE's Board of Directors. Subject to the direction of this Board, FMI sells and issues policies, investigates, settles and defends claims, and otherwise manages APIE's affairs. We earned management fees and other related income of $7,289,000 and $5,692,000 and received expense reimbursements of $2,570,000 and $1,997,000 for the years ended December 31, 2001 and 2000, respectively, related to these agreements.

         Trade accounts receivable are recorded at APS Consulting for services performed which are billed on a monthly basis.

         Other receivables is primarily comprised of a non-interest bearing advance to APIE in 2001 which was subsequently collected in March 2002.

(3)  Notes Receivable

     Notes receivable consist of the following:

                                                                                                    December 31,
                                                                                               2001              2000
                                                                                               ----              ----
        FEMPARTNERS, INC. (FORMERLY DUE FROM SYNTERA HEALTHCARE CORPORATION)
Promissory  note,  bears  interest at 8%.  Payments  were  interest  only,  paid quarterly through November 30, 2001.  Quarterly  combined principal and interest payments began December 1, 2001 and continue through September 1, 2004, at which time the total outstanding balance is due. The maturity date of this note can be accelerated if FemPartners  conducts an initial public  offering or other public sale of its common stock.  If such occurs,  the note shall mature and become due and payable the latter of  September  1, 2002 or the 5th  business day after the
date of such initial public offering or other public sale.                                   $1,304,000        $1,377,000

Unsecured term note, principal and interest, at 8%, payable monthly until
maturity on March 31, 2004.                                                                     115,000           182,000

       EMPLOYEES
Loans are periodically made to employees, primarily as employment inducements.
Employee notes receivable at December 31, 2001 consisted of three notes totaling
$100,000 which were repaid in full in February 2002 and two loans totaling
$53,000 to a key employee for advanced education fees. The latter two notes are forgivable in the amount of approximately $13,000 on each January 1st that the employee is employed by the Company beginning in 2001 and continuing through
2005. They are due within 90 days should the employee terminate employment.                     153,000           119,000
                                                                                                -------           -------

                                                                                              1,572,000         1,678,000
Less allowance for doubtful accounts                                                                 --           (33,000)
                                                                                               --------         ---------

                                                                                              1,572,000         1,645,000
Less current portion                                                                            573,000           282,000
                                                                                                -------       -----------
Long term portion                                                                              $999,000        $1,363,000
                                                                                               ========       ===========



A reconciliation of the allowance for impairment of all notes receivable follows:

                                                 Year Ended December 31,

                                                  2001                 2000
                                                  ----                 ----

Balance at the beginning of the period          $ 33,000           $  311,000

Amounts charged off                              (33,000)            (285,000)

Additional provision                                  --                7,000
                                                 --------            ----------

Balance at the end of period                    $     --           $   33,000
                                                =========            ==========



(4)      Fair Value of Financial Instruments

         For financial instruments the estimated fair value equals the carrying value as presented in the consolidated balance sheets. Fair value estimates, methods, and assumptions are set forth below for our financial instruments.

         CASH AND CASH INVESTMENTS

         The carrying amounts for cash and cash investments approximate fair value because they mature in less than 90 days and do not present unanticipated credit concerns.

         TRADING ACCOUNT SECURITIES

         The fair value of securities owned are reported at fair value. In the absence of any available market quotation, securities held by us are valued at estimated fair value as determined by management.

         In addition to receiving commission revenue for acting as the placement agent for private offerings, APS Financial received over the past three years warrants to purchase a total of 600,373 shares of restricted common capital stock of four companies. The warrants expire in 2004 through 2006 and have no value at December 31, 2001. None of the warrants have been exercised as of December 31, 2001.

         MANAGEMENT FEES AND OTHER RECEIVABLES

         The fair value of these receivables approximates the carrying value due to their short-term nature and historical collectibility.

         Notes Receivable

         The fair value of notes has been determined using discounted cash flows based on our management's estimate of current interest rates for notes of similar credit quality.

         RECEIVABLE FROM CLEARING ORGANIZATION

         The carrying amounts approximate fair value because the funds can be withdrawn on demand and there is no unanticipated credit concern.

         OTHER INVESTMENTS

         The fair value has been determined using a third party valuation.

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

(5)      Property and Equipment

         Property and equipment consists of the following:

                                                         December 31,
                                              ---------------------------------
                                                 2001                   2000
                                              ---------                -------
         Office condominium                   $      --              $1,340,000
         Furniture and equipment              2,221,000               2,041,000
                                              ---------               ---------
                                              2,221,000               3,381,000
         Accumulated depreciation and
              amortization                    1,806,000               1,959,000
                                              ---------               ---------
                                              $ 415,000              $1,422,000
                                              =========               =========



         During 2001, we sold all of our approximately 46,000 square feet in the condominium building in which our principal offices are located to our affiliate, Prime Medical. The Company, our subsidiaries and affiliates occupied approximately 36,720 square feet and the remainder was leased to third parties. Rental income received from third parties during the years ended December 31, 2001 and 2000 totaled approximately $179,000 and $273,000, respectively. Gain on the sale amounted to approximately $5.1 million, of which $1.9 million was recognized in 2001. Deferred income of approximately $2.4 million was recorded and will be recognized monthly over the next five years. In addition, 15% of the gain ($0.76 million) related to our 15% ownership in the purchaser, was deferred as we accounted for Prime Medical using the equity method of accounting as of and for the year ended December 31, 2001. Approximately 50% of the space sold was leased back to us and is utilized by our investment services, insurance services and general and administrative segments' operations.


(6)      Accrued Expenses and Other Liabilities

         Accrued expenses and other liabilities consists of the following as of December 31,:

                                                 2001                   2000
                                                -------                -------

          Taxes payable                        $ 61,000               $ 71,000
          Contractual/legal claims            1,031,000              2,264,000
          Vacation payable                      140,000                133,000
          Funds held for others                      --                 15,000
          Other                                 105,000                     --
                                              ---------              ----------
                                             $1,337,000             $2,483,000
                                             ==========              ==========

         Contractual/legal claims as of December 31, 2001 includes an accrual of $520,000 related to the settlement of a legal judgment against us that was paid in January 2002. Prior to the negotiated settlement of the judgment, we were required to put up a cash bond in the amount of the original judgment in the amount of $762,000. This amount is reflected in the line item "Prepaid expenses and other" in the accompanying consolidated balance sheets. The difference between the cash bond and the settlement amount was reimbursed to us in February 2002.

(7)      Notes Payable

         We had a $7,500,000 line of credit with Bank of America, N. A. We had pledged shares of Prime Medical to the bank as funds are advanced under the line. Funds advanced under the agreement were $2,275,000 at December 31, 2001. Funds advanced under the agreement bore interest at the prime rate less 1/4 %. The average interest rate on amounts outstanding under this agreement for the year ended December 31, 2001 was 6.89%. Interest expense incurred during the years ended December 31, 2001 and 2000 related to the line of credit was approximately $388,000 and $401,000, respectively. The unused portion of the line carries a 1/4 % commitment fee. All interest is to be paid quarterly. Prior to maturity in February 2001, this note was extended to February 2003. Any outstanding principal is to be paid at maturity in February 2003.

         In order to receive advances under the $7,500,000 line of credit, we must maintain certain levels of liquidity and net worth. In addition, the market value of the collateral must exceed a certain multiple of the funds advanced under the line of credit and there must be no occurrence which would have a material adverse effect on our ability to meet its obligations to the bank. As of December 31, 2001, we were out of compliance with the minimum shareholders' equity requirements and do not have a waiver. All amounts payable under the line of credit were repaid in February 2002. We terminated the line of credit during 2002.

         We entered into a $1,250,000 364-Day Revolving Promissory Note agreement with Bank of America, N.A. on February 9, 2001. We placed as collateral real estate owned by APS Realty, Inc. There are no funds advanced under this agreement at December 31, 2001. Funds advanced under this agreement bore interest at the prime rate plus 1/4%. Interest expense incurred during the year ended December 31, 2001 related to the Promissory Note was approximately $48,000. All interest was paid quarterly. The initial maturity date was February 8, 2002. However, upon the sale of real estate owned by APS Realty, Inc. the balance of the note plus interest became due. Therefore, this Revolving Note terminated and was paid in full on November 26, 2001.

(8)      Commitments and Contingencies

         Under agreements with former doctor shareholders of Syntera, our practice management company that was merged with FemPartners, we agreed to exchange their shares in Syntera for the common stock of American Physicians, or cash, if the Syntera shares did not become publicly traded. Through December 31, 2001 we paid approximately $2,488,000 in cash related to these agreements and have recorded a liability of $510,000 as of December 31, 2001 to complete the remaining exchanges. We satisfied this final liability under the agreements using cash in March 2002.

         Rent expense under all operating leases for the years ended December 31, 2001 and 2000 was $246,000 and $160,000, respectively. Future minimum payments for leases that extend for more than one year were $736,000; $740,000; $670,000; $613,000 and $460,000 for 2002, 2003,
         2004, 2005 and 2006, respectively.

         We have extended various lines of credit to Uncommon Care. See Note 13 to these consolidated financial statements.

         We have guaranteed a loan in the maximum amount of $70,000 for a director, William Searles. The guarantee is collateralized by Mr. Searles' options to purchase American Physicians and Prime Medical shares as well as Mr. Searles' common stock interest in Uncommon Care. At December 31, 2001 the loan was in the amount of $35,000. The loan was paid in full subsequent to year end.

         We are involved in various claims and legal actions that have arisen in the ordinary course of business. Management believes that any liabilities arising from these actions will not have a significant adverse effect on our financial condition.

(9)      Income Taxes

         We file a consolidated tax return. Income tax expense (benefit) consists of the following:

                                                    Year Ended December 31,
                                              ---------------------------------
                                                  2001                 2000
                                                  ----                 ----
                                                                    (Restated)
              Continuing Operations
              Federal
                Current                        $(694,000)          $(680,000)
                Deferred                        (330,000)         (2,064,000)
              State                               72,000              52,000
              Discontinued Operations            727,000             354,000
                                               ---------             -------
                                               $(225,000)        $(2,338,000)
                                               ==========         ===========


         A reconciliation of expected income tax expense (benefit) (computed by applying the United States statutory income tax rate of 34% to earnings
         (loss) from continuing operations before income taxes to tax benefit in the accompanying consolidated statements of operations follows:

                                                     Year Ended December 31,
                                             -----------------------------------
                                                 2001                 2000
                                                 ----                 ----
                                                                   (Restated)
         Expected  federal income tax
          benefit fromoperations            $(1,001,000)          $(2,771,000)
              State taxes                        48,000                34,000
              Other, net                          1,000                45,000
                                             ----------            -----------
                                            $  (952,000)          $(2,692,000)


         The tax effect of temporary differences that gives rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below:

                                                     Year Ended December 31,
                                                   -----------------------------

                                                      2001                2000
                                                      ----                ----
                                                                      (Restated)
        Deferred tax assets:
        Net operating loss carryforwards            $110,000           $110,000
        Accrued expenses                             227,000             50,000
        Accounts receivable, principally due
         to allowance for doubtful accounts           16,000             28,000
        Market value allowance                            --             17,000
        Other investments                            919,000          2,801,000
        Difference in basis of investment
          in subsidiary                               51,000                 --
        Sales/Leaseback deferred income            1,073,000                 --
        Other                                         33,000                 --
                                                   ---------          ---------

        Total gross deferred tax assets             2,429,000         3,006,000
        Less valuation allowance                     (110,000)         (110,000)
                                                    ---------         ---------
        Deferred tax assets-net of valuation
          allowance                                 2,319,000         2,896,000
                                                    ---------         ---------
        Deferred tax liabilities:
        Investment in equity investments due
         to use of equitymethod for financial
         reporting                                   (528,000)       (1,684,000)

        Deferred income for tax purposes              (26,000)          (26,000)
        Difference in basis of investment in
         subsidiary                                        --          (163,000)
        Capitalized expenses, principally due to
         deductibility for tax purposes               (32,000)          (44,000)
                                                      --------        ----------
        Total gross deferred tax liabilities         (586,000)       (1,917,000)
                                                      --------        ----------
        Net deferred tax asset                    $ 1,733,000         $ 979,000
                                                    ==========        ==========


         The net change in the total valuation allowance for the year ended December 31, 2000 was a decrease of $62,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences net of the existing valuation allowance at December 31, 2001.

(10)         Employee Benefit Plans

         We have an employee benefit plan qualifying under Section 401(k) of the Internal Revenue Code for all eligible employees. Employees become eligible upon meeting certain service and age requirements. Employees may defer up to 15% (not to exceed $10,500 in 2001) of their annual compensation under the plan. We may, at our discretion, contribute up to 200% of the employees' deferred amount. For the years ended December 31, 2001 and 2000, our contributions aggregated $88,000 and $122,000, respectively.

(11)          Stock Options

         We have adopted, with shareholder approval, the "1995 Non-Employee Directors Stock Option Plan" ("Directors Plan") and the "1995 Incentive and Non-Qualified Stock Option Plan" ("Incentive Plan"). The Directors Plan provides for the issuance of up to 200,000 shares of common stock to non-employee directors who serve on the Compensation Committee.

         The Directors Plan is inactive and it is assumed the remaining 170,000 shares will not be granted. The Incentive Plan, as amended with shareholder approval in 1998 and 2001, provides for the issuance of up to 1,400,000 shares of common stock to our directors and our key employees.

         The exercise price for each non-qualified option share is determined by the Compensation Committee of the Board of Directors ("the Committee"). The exercise price of a qualified incentive stock option has to be at least 100% of the fair market value of such shares on the date of grant of the option. Under the Plans, option grants are limited to a maximum of ten-year terms; however, the Committee has issued all currently outstanding grants with five-year terms. The Committee also determines vesting for each option grant and substantially all outstanding options vest in three approximately equal annual installments beginning one year from the date of grant.

         We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"), but apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for our stock option plans. No compensation expense from stock-based compensation awards was recognized in 2001 or 2000. If we had elected to recognize compensation expense for options granted based on the fair value at the grant dates, consistent with Statement 123, net income and earnings per share would have changed to the pro forma amounts indicated below:

                                                  Year Ended December 31,
                                               --------------------------------
                                                   2001                2000
                                                   -----               -----
                                                                     (Restated)

         Net loss as reported                   $ (578,000)       $ (4,774,000)

         Pro forma net loss                       (804,000)         (5,192,000)

         Pro forma loss per share
                 - basic                             (0.34)              (2.09)
                 - diluted                           (0.34)              (2.09)

         The fair value of the options used to compute the pro forma amounts is estimated using the Black Scholes option-pricing model with the following assumptions:

                                                    2001              2000
                                                    ----              ----
                   Risk-free interest rate          4.45%            6.00%
                   Expected holding period          3.90 years       3.90 years
                   Expected volatility              .798             .653
                   Expected dividend yield           -0-              -0-

(11)           Stock Options, continued

Presented below is a summary of the stock options held by our employees and our directors and the related transactions for the years ended December 31, 2001 and 2000.



                                           Year Ended December 31,
                             ---------------------------------------------------
                                    2001                           2000
                             ---------------------         ---------------------
                                           Weighted                   Weighted
                                           Average                     Average
                                           Exercise                    Exercise
                              Shares        Price          Shares       Price
                              --------    ----------     ----------   ----------
Balance at January 1          1,151,000     $5.04         1,282,000      $6.09
Options granted                 134,000      2.25           240,000       2.14
Options forfeited/expired       497,000      6.70           371,000       6.78
Balance at December 31          788,000      3.45         1,151,000       5.04
                                =======      ====         =========       ====
Options exercisable             455,000      4.19           719,000      $5.77
                                =======      ====         =========       =====


         The weighted average fair value of Company stock options, calculated using the Black Scholes option pricing model, granted during the years ended December 31, 2001 and 2000 is $1.36 and $1.15 per option, respectively.

         The following table summarizes the Company's options outstanding and exercisable options at December 31, 2001:

                                              Stock Options                                 Stock Options
                                                Outstanding                                  Exercisable
                           ------------------------------------------------    ------------------------------------
                                                Average          Weighted                              Weighted
                                               Remaining          Average                               Average
          Range of                            Contractual        Exercise                              Exercise
      Exercise Prices               Shares       Life              Price                Shares           Price
      ---------------               ------       ----              -----                ------           -----
        $1.50 to $3.50             339,000       4.1 years         $ 2.05               73,000          $ 2.07
        $3.51 to $5.50             380,000       2.3 years         $ 4.07              313,000          $ 4.08
        $5.51 to $7.88              69,000       0.9 years         $ 6.93               69,000          $ 6.93
                                   -------                                             -------
        Total                      788,000                                             455,000
                                   =======                                             =======


(12)     Discontinued Operations

         Summary operating data for APS Realty is as follows:

                                         Year Ended December 31,
                                         -----------------------
                                         2001               2000
                                         ----               ----

         Rent Revenues                   $677               $784
         Expenses                        (467)              (515)
         Gain on building sale          1,927                771
                                        -----               -----
              Net Income              $ 2,137             $ 1,040
                                        =====               =====

         In November, 2001 we sold all of the remaining 45,000 square feet of condominium space we owned in an office project located in Austin, Texas to our affiliate, Prime Medical. In conjunction with the sale we leased back approximately 23,000 square feet that housed our operations prior to the sale. Our wholly-owned subsidiary, APS Realty, which formerly owned this office space and leased space to us, our subsidiaries, affiliates and unaffiliated parties, was subsequently dissolved. As a result there are no corresponding assets or liabilities related to discontinued operations as of December 31, 2001. Gain on the sale amounted to approximately $5.1 million, of which $1.9 million was recognized in 2001. Deferred income of approximately $2.4 million was recorded and will be recognized monthly over the next five years. In addition, 15% of the gain ($0.76 million) related to our 15% ownership in the purchaser, was deferred as we accounted for Prime Medical using the equity method of accounting as of and for the year ended December 31, 2001. A gain on sale to an unrelated party was also recognized in 2000 in the amount of $771,000.

(13)     Investment in Affiliates

         On October 12, 1989, we purchased 3,540,000 shares (42%) of the common stock of Prime Medical. Prime Medical provides non-medical management services to lithotripsy centers, operates refractive surgery centers and manufactures mobile medical specialty units. In conjunction with the acquisition of additional lithotripsy operations in June 1992, October 1993, and May 1996, the outstanding shares of Prime Medical increased. These increases, the sale of Prime Medical shares owned by us under an option agreement, the repurchase by Prime Medical of its own shares, and the exchange of Prime Medical shares for our common stock, in the aggregate, have reduced our ownership to approximately 15% of the outstanding common stock of Prime Medical at December 31, 2001.

         During 2001 and 2000, our investment in Prime Medical was accounted for using the equity method as we continued to exercise significant influence over operating and financial policies, primarily through the board of directors and senior officers. Three of Prime Medical's six member board were also members of our board during 2001. Mr. Kenneth S. Shifrin is CEO of the Company and chairman of the board of both companies as of and for the year ended December 31, 2001. Mr. Searles is a director of both companies. We continued to be Prime Medical's largest shareholder in 2001. The 2,343,803 shares of Prime Medical common stock held by us had an approximate market value of $11,349,000 (carrying amount of approximately $11,459,000) at December 31, 2001 based on the market closing price of $4.84 per share. As mentioned previously in this report, we will no longer account for our investment in Prime Medical using the equity method because: (1) in December 2001, Prime Medical's CEO, Brad Hummel, resigned from our board of directors;
         (2)in January 2002, Kenneth S. Shifrin, the Company's Chairman and CEO, stepped down from day-to-day operations as Executive Chairman of the Board of Prime Medical, but will continue to serve as non-executive Chairman; and (3) from January to March 2002, we sold 1,570,000 shares of Prime Medical reducing our ownership percentage to slightly less than 5%.

         The condensed balance sheets and statements of operations for Prime Medical follows (in thousands):

         Condensed balance sheets at December 31, 2001 and 2000:
         ------------------------------------------------------
                                                    2001                  2000
                                                    ----                  ----
              Current assets                      $58,955               $61,271
              Long-term assets                    192,828               214,947
                                                  -------               -------
              Total assets                      $ 251,783             $ 276,218
                                                 =========             =========

              Current liabilities                 $28,350               $23,154
              Long-term liabilities               137,957               153,273
              Shareholders' equity                 85,476                99,791
                                                  -------                ------
              Total liabilities and equity      $ 251,783             $ 276,218
                                                 ========              ========


         Condensed statements of operations for the years ended
                     December 31, 2001 and 2000
         -------------------------------------------------------

                                                  2001                2000
                                                  ----                ----
              Total revenue                    $ 154,868           $ 130,695
                                                =========           ========
              Net income (loss)                $ (14,465)           $ 10,657
                                                =========           ========


         On January 1, 1998 we invested approximately $2,078,000 in the convertible preferred stock of Uncommon Care and have extended three lines of credit totaling $4,850,000. Uncommon Care is a developer and operator of dedicated Alzheimer's care facilities. The preferred shares we own are convertible into approximately a 34% common stock interest in the equity of Uncommon Care on a fully converted basis. In 2001 we received common shares amounting to an additional 4% common stock interest as payment in kind for interest on our lines of credit. Our investment entitles us to vote in certain instances and to elect one of the three members of the board of directors of Uncommon Care. In addition, pursuant to a shareholders agreement between Uncommon Care and its shareholders, one of the directors elected by the holders of the preferred stock must consent to Uncommon Care's taking certain important corporate actions specified in the shareholders agreement. The lines of credit extended to Uncommon Care was their sole source of liquidity during 2001. The combination of board representation, percentage ownership and financial backing gives us significant influence over the operating and financing policies of Uncommon Care. As a result, we account for this investment on the equity method.

         We have extended three lines of credit to Uncommon Care. Amounts outstanding under these lines of credit at December 31, 2001 and 2000 are as follows (in thousands):


                                                                                                          2001              2000
                                                                                                          ----              ----
        Revolving Line of Credit:  This note is unsecured  with a maximum of $1,200,000.  The note is interest only at 10%, payable  semi-annually.  The note matured September 30, 2001, but was extended until April 30, 2003.  Maturity may be  accelerated  if the borrower  obtains specific  levels of equity  financing.  The  borrower may at that time pay off the loan in full or  convert  it into  non-voting  preferred  stock of the  borrower.  In the event of non-payment  at  maturity,  the lender may elect to convert the  outstanding  balance into
        capital stock of the borrower.                                                                     $810             $325

        Revolving Line of Credit:  This note is unsecured  with a maximum of $1,250,000.  The note is interest only at 12%, payable  semi-annually.  The note matured April 30, 2000, but was extended  until April 30,  2003.  Maturity  may be  accelerated  if the  borrower  obtains specific  levels of equity  financing.  The  borrower may at that time pay off the loan in full or  convert  it into  non-voting  preferred  stock of the  borrower.  In the event of
        non-payment  at  maturity,  the lender may elect to convert the  outstanding  balance into       $1,250           $1,250
        capital stock of the borrower.

        Revolving  Line of  Credit:  This note is secured  by  substantially  all of the assets of
        Uncommon Care and is  subordinated  to bank loans for various real estate  purchases.  The maximum  allowed on this note  is $2,400,000.  This note is interest only at 10%,  payable
        quarterly.  Any outstanding principal is due June 30, 2005.                                      $2,400           $2,400


         During 2001 we agreed to modify the terms of the foregoing notes. For the period July 1, 2001 through June 30, 2002 the interest rate is to be 4% and payments are to be paid in-kind (PIK) in the form of Uncommon Care common stock at $0.57 per share. Additionally, the PIK stock may be repurchased by Uncommon Care through June 30, 2004 at a price of $.64 per share. We agreed to these modified terms to improve Uncommon Care's liquidity and to assist it in complying with the terms of its bank covenants. PIK payments during 2001 increased our ownership in Uncommon Care from 34% to 38% on a fully converted basis.

         Various officers and directors of the company participated in the $2,400,000 line of credit to Uncommon Care. For financial purposes this participation has been treated as a secured borrowing. In the aggregate, these officers and directors contributed approximately $259,000 to fund a 10.8% interest in the loan. They participate in the loan under the same terms as the Company.

         We have applied the guidance of EITF 99-10, specifically the percentage of ownership method, in applying the equity method to its investment in Uncommon Care. Uncommon Care's common stock equity had been eliminated by losses prior to our investment and, accordingly, we have recognized 100% of the losses of Uncommon Care based on our ownership of 100% of Uncommon Care's preferred stock equity and subordinated debt with Uncommon Care. During 2001 our total basis in investment and advances to Uncommon Care was reduced to zero.

The condensed balance sheets and statements of operations for Uncommon Care follows (in thousands):

            Condensed balance sheets at December 31, 2001 and 2000:
            ------------------------------------------------------
                                                        2001            2000
                                                        ----            ----
               Current assets                         $  148          $  174
               Long-term assets                       14,544          15,336
                                                      ------          ------
                 Total assets                       $ 14,692        $ 15,510
                                                    ========        ========

               Current liabilities                   $ 1,051          $  922
               Long-term liabilities                  18,502          18,114
               Shareholders' deficit                  (4,861)         (3,526)
                                                    ---------        -------

                 Total liabilities and equity        $14,692         $15,510
                                                     =======         =======



         Condensed statements of operations for the years ended
                       December 31, 2001 and 2000
         ------------------------------------------------------
                                                       2001              2000
                                                       ----              ----
               Total revenue                         $ 6,550          $ 4,222
                                                      =======          =======
               Net loss                              $(1,440)         $(2,286)
                                                      =======          =======

 (14)    Segment Information

         Our segments are distinct by type of service provided. Each segment has its own management team and separate financial reporting. Our Chief Executive Officer allocates resources and provides overall management based on the segments' financial results.

         Our financial services segment includes brokerage and asset management services to individuals and institutions.

         Our insurance services segment includes financial management for an insurance company that provides professional liability insurance to doctors.

         Our consulting segment includes environmental consulting and engineering services to private and public institutions.

         Corporate is the parent company and derives its income from interest and investments.

         Income from the discontinued real estate segment was derived from the leasing of and sale of office space.

                                                      2001              2000
                                                                     (Restated)
                                                      ----            --------
Operating Revenues:
  Financial services                                $13,094,000     $9,962,000
  Insurance services                                  7,289,000      5,692,000
  Consulting                                          2,642,000      2,395,000
  Corporate                                           4,046,000      2,813,000
                                                     ----------      ---------
                                                    $27,071,000    $20,862,000
                                                    ===========    ===========

                                                       2001             2000
                                                                     (Restated)
                                                      -----           --------
Reconciliation to Consolidated Statements
  of Operations:
    Total segment revenues                        $27,071,000       $20,862,000
       Less: intercompany dividends                (3,951,000)       (2,515,000)
                                                   -----------       -----------
                   Total Revenues                 $23,120,000       $18,347,000
                                                   ===========       ===========
    Operating Profit (Loss):
           Financial services                      $1,571,000          $812,000
           Insurance services                       1,371,000           495,000
           Consulting                                (462,000)          (13,000)
           Corporate                                1,879,000        (6,422,000)
                                                   -----------       -----------
                                                   $4,359,000       $(5,128,000)
                                                   ===========       ===========
Reconciliation to Consolidated Statements
 of Operations:
    Total segment operating loss                    4,359,000        (5,128,000)
      Less: intercompany dividends                 (3,951,000)       (2,515,000)
                                                   -----------       -----------
         Operating loss                              $408,000       $(7,643,000)
Equity in loss of affiliates                       (3,191,000)         (467,000)
Loss from continuing operations before
   income taxes and minority interests             (2,783,000)       (8,110,000)
Income tax benefit                                   (952,000)       (2,692,000)
Minority interests                                    157,000            42,000
                                                    ---------        -----------
Loss from continuing operations                    (1,988,000)       (5,460,000)
Net profit from discontinued operations,
  net of income tax                                 1,410,000           686,000
                                                    ---------         ----------
    Net loss                                       $ (578,000)     $ (4,774,000)

Identifiable assets:
Financial Services                                 $3,540,000        $2,859,000
Insurance Services                                  1,620,000         1,428,000
Consulting                                            738,000         1,039,000
Corporate:
Investment in and advances to equity
  method investees                                 11,459,000        14,374,000
Other                                               5,062,000         3,351,000
Discontinued Operations                                    --         1,745,000
                                                   ----------        -----------
                                                  $22,419,000       $24,796,000
Capital expenditures:
Financial Services                                    $43,000           $23,000
Insurance Services                                     48,000            57,000
Consulting                                             20,000             3,000
Corporate                                              81,000            30,000
Discontinued Operations                                    --            12,000
                                                    ---------        -----------
                                                     $192,000          $125,000

                                                        2001             2000
                                                                      (Restated)
                                                        ----           --------
Depreciation/amortization expenses:
Financial Services                                    $ 45,000         $ 66,000
Insurance Services                                      57,000           70,000
Consulting                                              75,000           79,000
Corporate                                               68,000           74,000
Discontinued Operations                                 67,000           84,000
                                                        ------           ------
                                                      $312,000         $373,000

        Revenues attributable to customers generating greater than 10% of the consolidated revenues of the Company:

             Insurance services
                 Company A                          $2,198,000       $2,103,000


         At December 31, 2001 we had long-term contracts with company A and were therefore not vulnerable to the risk of a near-term severe impact from a reasonably possible loss of the revenue.

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

(15)     Earnings Per Share

         Basic earnings per share are based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares, including options and convertible debt. A reconciliation of income and average shares outstanding used in the calculation of basic and diluted earnings per share from continuing and discontinued operations follows:

                                            For the Year Ended December 31, 2001
                                           -------------------------------------
                                           Income          Shares      Per-Share
                                        (Numerator)     (Denominator)    Amount
                                        ----------      ------------   ---------

 Loss from continuing operations        $(1,988,000)
 Discontinued operations, net
   of tax                                 1,410,000
 Basic EPS
 Loss available to common
   stockholders                            (578,000)     2,343,000       $(0.25)
                                                                         ======
 Effect of Dilutive Securities                   --            --
                                         ----------      ---------
 Diluted EPS
 Loss available to common stockholders
   and assumed conversions                $(578,000)     2,343,000       $(0.25)
                                          =========      =========       ======






                                 For the Year Ended December 31, 2000 (Restated)
                                           Income         Shares       Per-Share
                                         (Numerator)   (Denominator)    Amount
                                         ----------     ------------   ---------

 Loss from continuing operations        $(5,460,000)
 Discontinued operations, net
   of tax                                   686,000
 Basic EPS
 Loss available to common
   stockholders                          (4,774,000)      2,490,000      $(1.92)
                                                                         =======
 Effect of Dilutive Securities                   --              --
                                          ----------      ---------


 Diluted EPS
 Loss available to common stockholders
   and assumed conversions              $ (4,774,000)      2,490,000     $(1.92)
                                         ============      =========     =======

         Unexercised employee stock options to purchase 788,000 and 1,147,000 shares of our common stock as of December 31, 2001 and 2000, respectively, and treasury shares of 386,000 as of December 31, 2001 and 2000, which were designated for possible use in the Share Exchange Agreements described in Note 8, were not included in the computations of diluted EPS. These were not included because the options' exercise prices were greater than the average market price of our common stock during the respective periods or because the effect of including the contingently issuable options would decrease the loss per share for the respective periods.

(16)     Other Investments

         Other investments consists of an investment in FemPartners, Inc. totaling $68,000 and $182,000 at December 31, 2001 and 2000, respectively. The investment in FemPartners as of December 31, 2000 reflects the effect of the restatement discussed in Note 21.
         In December 2001 we sold approximately 60% of our investment in FemPartners to a former officer for $37,500.

         Under agreements with former doctor shareholders of Syntera, our practice management company that was merged with FemPartners, we agreed to exchange their shares in Syntera for the common stock of American Physicians, or cash, if the Syntera shares did not become publicly traded. Through December 31, 2001 we paid approximately $2,488,000 in cash related to these agreements and recorded a liability of $510,000 to complete the remaining exchanges. We satisfied this final liability under the agreements for cash in March 2002.


(17)     Shareholders' Equity

         The following table presents changes in shares outstanding for the period from December 31, 1999 to December 31, 2001:

                                                           Shares
                                                         Outstanding
                                                        ----------------
        Balance December 31, 1999                          2,667,233
        Treasury stock purchases                            (327,000)
        Treasury stock sales                                  19,000
                                                        ----------------
        Balance December 31, 2000                          2,359,233
        Treasury stock purchases and retirement                   (2)
                                                        ----------------
        Balance December 31, 2001                          2,359,231
                                                        ================

(18)     Goodwill

In connection with our acquisition of Eco-Systems, a wholly owned subsidiary, in 1999, we recorded goodwill with an unamortized balance of $443,000 as of December 31, 2000. During 2001, we recognized $51,000 in amortization expense related to the goodwill. In accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, we assessed the goodwill for impairment in 2001. As of December 31, 2001, the review indicated that the goodwill was impaired and an impairment charge of $391,000 was recorded to write off the remaining unamortized amount.

(19)     Quarterly Results (Unaudited)

Quarter to quarter comparisons of results of operations have been and may be materially impacted by bond market conditions, whether or not there are profits at the medical malpractice insurance company which we manage and whose profits we share, and by demand for environmental consulting services. We believe that the historical pattern of quarterly sales and income as a percentage of the annual total may not be indicative of the pattern in future years. The following tables set forth selected quarterly consolidated statements of operations information for the years ended December 31, 2001 and 2000:

 (In thousands, except per share data)

                                                               First       Second        Third        Fourth
                                                              Quarter      Quarter      Quarter       Quarter
                                                              -------      -------      -------       --------
2001
Revenues                                                       $5,588       $5,995       $6,268       $5,269
Earnings (loss) from continuing operations                         84          251           82       (2,405)
Discontinued operations, net of taxes                              41           34           35        1,300
Net earnings (loss)                                               125          285          117       (1,105)
Basic earnings (loss) per share:

  From continuing operations                                    $0.04        $0.11        $0.03       $(1.03)

  Discontinued operations, net of taxes                          0.02         0.01         0.01         0.55

   Net earnings (loss)                                          $0.05        $0.12        $0.05       $(0.47)

Diluted earnings (loss) per share:

   From continuing operations                                   $0.03        $0.09        $0.03       $(1.03)

   Discontinued operations, net of taxes                         0.01         0.01         0.01         0.55

   Net earnings (loss)                                          $0.05        $0.10        $0.04       $(0.47)


                                                               First       Second        Third         Fourth
                                                              Quarter      Quarter      Quarter       Quarter
                                                                                                     (Restated)
                                                                                                      (Note 21)
                                                              -------      -------      -------       --------
2000
Revenues                                                       $6,289       $3,168       $4,630       $4,260
Earnings (loss) from continuing operations                        129         (264)        (124)      (5,201)
Discontinued operations, net of taxes                              49          563           39           35
Net earnings (loss)                                               178          299          (85)      (5,166)
Basic earnings (loss) per share:

  From continuing operations                                    $0.05       $(0.10)      $(0.05)      $(2.09)

  Discontinued operations, net of taxes                          0.02         0.22         0.01         0.01

  Net earnings (loss)                                           $0.07        $0.11       $(0.03)      $(2.07)

Diluted earnings (loss) per share:

   From continuing operations                                   $0.05       $(0.10)      $(0.05)      $(2.09)

   Discontinued operations, net of taxes                         0.02         0.21         0.01         0.01

   Net earnings (loss)                                          $0.07        $0.11       $(0.03)      $(2.07)




Results for the fourth quarter of 2001 include our equity percentage of the non-recurring charges at Prime Medical totaling $3.6 million and a goodwill impairment at our environmental consulting subsidiary totaling $392,000. Partially offsetting these charges was a $1.9 million gain on the sale of rental property. Results for the fourth quarter of 2000 (as restated) include an impairment charge of $6.7 million to our investment in FemPartners. See Note 21 for additional information. Also $560,000 was charged to operations from certain working capital reserve requirements in our merger agreement with FemPartners.
Note: All the items mentioned in this paragraph are stated on a pre-tax basis whereas the table shows results net of tax.

(20) Subsequent Events (Unaudited)

In February, 2002, we purchased all of the 111,000 shares of American Physicians Service Group (AMPH) common stock held by our affiliate, Prime Medical. Of this, 16,000 shares were contributed to our 401(k) plan as a matching contribution. The remaining 95,000 shares were recorded as Treasury Stock with the effect of reducing the total number of shares outstanding from 2,359,231 at December 31, 2001 to 2,264,231 at February 28, 2002.

In February and March, 2002 we sold a total of 1,570,000 shares of Prime Medical common stock which resulted in lowering our percentage ownership of Prime Medical from approximately 15% to slightly less than 5%.


(21) Restatement

      The accompanying consolidated financial statements as of December 31, 2000 and for the year then ended, have been restated to reflect an additional impairment of our investment in FemPartners, Inc. common stock.

In our previously reported consolidated financial statements as of December 31, 2000 and for the year then ended we recorded an impairment charge of approximately $1.6 million relating to our investment in FemPartners, Inc., a privately held company, based upon an internal valuation. In December 2001, following our inability to find a buyer for this investment and the subsequent sale of approximately 60% of our holdings in FemPartners at a de minimus amount to a former officer of the Company, we engaged a valuation consultant to provide an independent valuation of our holdings in FemPartners at December 31, 2000 and 2001. The results of that valuation indicated that our sale price in December 2001 approximated fair market value and that this fair market value had not changed substantially from December 31, 2000. Consequently, the 2000 consolidated financial statements have been restated to reflect an additional $5.1 million impairment loss on this investment based on the results of this valuation.

A summary of the effects of these restatements on the accompanying consolidated financial statements and unaudited financial information for the fourth quarter of 2000 is as follows:


                                           (In thousands)
                                          December 31, 2000
                                         -------------------
                                 As Previously
                                   Reported               As Restated
                                 -------------           --------------

Assets                             $ 29,426                $ 24,796

Liabilities                          12,692                  11,433

Minority Interest                       111                     111

Shareholders' equity                 16,623                  13,252

                                           For the Three Months
                                                  Ended                                   For the Year Ended
                                              December 31, 2000                            December 31, 2000
                                      ----------------------------------           --------------------------------------
                                       (Unaudited)
                                      As Previously                                As Previously
                                         Reported           As Restated              Reported              As Restated
                                      -------------        -------------           -------------           --------------
Revenues                                 $4,260                $4,260                $18,347                 $18,347

Operating loss                           (2,354)               (7,462)                (2,535)                 (7,643)

Equity in loss of unconsolidated
 affiliates                                (378)                 (378)                  (467)                   (467)

Loss from continuing operations          (1,829)               (5,201)                (2,088)                 (5,460)

Net profit from discontinued
 operations                                  35                    35                    686                     686
                                        --------              --------                -------                 -------
Net loss                                $(1,794)              $(5,166)               $(1,402)                $(4,774)
                                        ========              ========                =======                 =======

Loss per common share:

Basic:
      Continuing operations              $(0.73)               $(2.09)                $(0.84)                 $(2.19)

      Discontinued operations              0.01                  0.01                   0.28                    0.28
                                         -------               -------                -------                 -------
Net loss                                 $(0.72)               $(2.07)                $(0.56)                 $(1.92)
                                         =======               =======                =======                 =======

Diluted:
     Continuing operations               $(0.73)               $(2.09)                $(0.84)                 $(2.19)

     Discontinued operations               0.01                  0.01                   0.28                    0.28
                                         -------               -------                -------                  -------
Net loss                                 $(0.72)               $(2.07)                $(0.56)                 $(1.92)
                                         =======               =======                =======                  =======