Form 10QSB
period 2002-03-31
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 2002-05-15
CIK 724024

=====================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE PERIOD ENDED MARCH 31, 2002

                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE TRANSITION PERIOD FROM

                                       to
                    ------------------    ------------------

                         COMMISSION FILE NUMBER 0-11453

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
             (Exact name of registrant as specified in its charter)


                 TEXAS                                 75-1458323
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

                                                NUMBER OF SHARES
                                                 OUTSTANDING AT
     TITLE OF EACH CLASS                         APRIL 30, 2001
     --------------------                       ----------------
Common Stock, $.10 par value                        2,264,231

============================================================================

                                     PART I

                              FINANCIAL INFORMATION

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except earnings per share data)

                                                      Three Months Ended
                                                           March 31,
                                                    2002              2001
                                                -----------       ------------

Revenue:

Financial services                                  $3,097              $3,357
Insurance services                                   2,109               1,633
Consulting                                             697                 556
Investments and other                                3,720                  42
                                                -----------        ------------
   Total revenue                                     9,623               5,588

Expenses:

Financial services                                   2,645               2,830
Insurance services                                   1,670               1,361
Consulting                                             630                 565
General and administrative                             376                 336
Interest                                                18                 140
                                                -----------          ----------
   Total expenses                                    5,339               5,232
                                                -----------          ----------

Operating income                                     4,284                 356

Equity in loss of unconsolidated
   affiliates (Note 2 and 3)                          (230)               (137)
                                                -----------          ----------

Earnings from continuing operations before
    income taxes and minority interests              4,054                 219

Income tax expense                                   1,395                 106

Minority interests                                     (57)                (29)
                                                ------------         ----------

Earnings from continuing operations                  2,602                  84

Discontinued operations:

Profit from discontinued operations net of
   income tax expense of $21 in 2001                    --                  41
                                                 -----------         ----------

    Net earnings                                    $2,602                $125
                                                 ===========         ==========


See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.

                                                        Three Months Ended
                                                             March31,
                                                     2002                 2001
                                                    ------               ------
Earnings per common share: (Note 5)

Basic:

   Earnings from continuing operations               $1.12               $0.04

   Discontinued operations                              --                0.02
                                                    -------             -------
      Net earnings                                   $1.12               $0.05
                                                    =======             =======


Diluted:

   Earnings from continuing operations               $1.07               $0.03

   Discontinued operations                              --                0.01
                                                    -------             -------
      Net earnings                                   $1.07               $0.05
                                                    =======             =======


Basic weighted average shares outstanding            2,323               2,343
                                                    =======             =======


Diluted weighted average shares outstanding          2,422               2,765
                                                    =======             =======




See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



(In thousands)


                                                 March 31,         December 31,
                                                   2002               2001
                                                -----------        ------------
ASSETS                                          (Unaudited)

Current Assets:
  Cash and cash equivalents                        $11,566             $3,851
  Trading account securities                            52                149
  Notes receivable - current                           605                573
  Management fees and other receivables              1,166              1,087
  Deposit with clearing organization                   499                499
  Receivable from clearing organization                 69                 69
  Net deferred income tax asset                        262                282
  Income tax receivable                                 --                167
  Prepaid expenses and other                           344              1,147
                                                  ----------          ---------
      Total current assets                          14,563              7,824



Notes receivable, less current portion                 867                999
Property and equipment                                 412                415
Investment in affiliate (Note 3)                     5,865             10,700
Other investments                                       68                 68
Net deferred income tax asset - non-current          2,299              1,453
Other assets                                           200                201
                                                   ---------          ---------

Total Assets                                       $24,274            $21,660
                                                   =========          =========






See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS, continued

(In thousands)
                                                     March 31,      December 31,
                                                       2002             2001
                                                    -----------     -----------
LIABILITIES AND SHAREHOLDERS' EQUITY                (Unaudited)

Current liabilities:
  Accounts payable - trade                             $1,174           $1,044
  Payable to clearing broker                              155              254
  Income tax payable                                    2,750               --
  Deferred income - current                               487              499
  Accrued incentive compensation                          295            1,246
  Accrued expenses and other
   liabilities (Note 4)                                   544            1,337
                                                     ---------       ----------

      Total current liabilities                         5,405            4,380

Payable under loan participation
   agreements                                             259              259
Deferred income - non-current                           2,031            1,955
Notes payable - long term                                  --            2,275
                                                     ---------       ----------

      Total liabilities                                 7,695            8,869

Minority interests                                        181              124

Shareholders' Equity:
  Preferred stock, $1.00 par value,
    1,000,000 shares authorized                            --               --
  Common stock, $0.10 par value, shares authorized
    20,000,000;2,745,231 issued at 3/31/02 and
    12/31/01 and 2,264,231 outstanding at 3/31/02
     and 2,359,231 at 12/31/01                            275              275
  Additional paid-in capital                            5,539            5,539
  Retained earnings                                    10,912            8,310
  Accumulated other comprehensive income (loss)         1,341              (39)
  Treasury stock, at cost, 481,000 shares
     at 3/31/02 and 386,000 shares at 12/31/01         (1,669)           1,418)
                                                      ---------        --------

      Total shareholders' equity                       16,398            12,667

Total Liabilities and Shareholders' Equity            $24,274           $21,660
                                                      =========         =======





See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                          Three Months Ended
                                                               March 31,
                                                          2002           2001
                                                        ---------      --------
Cash flows from operating activities:
  Cash received from customers                           $5,826         $5,657
  Cash paid to suppliers and employees                   (5,858)        (5,861)
  Change in trading account securities                       97            (20)
  Change in receivable from clearing
    organization                                            (99)            79
  Interest paid                                             (18)          (140)
  Income tax refund received                                 --             90
  Interest, dividends and other investment
    proceeds                                                 36            142
                                                        ---------      --------
      Net cash used in operating activities                 (16)           (53)

Cash flows from investing activities:
  Capital expenditures                                      (48)           (43)
  Proceeds from the sale of an investment                10,309             --
  Investments in and advances to affiliate                 (230)            --
  Funds loaned to others                                   (150)          (928)
  Collection of notes receivable                            209            574
  Other                                                     172            (13)
                                                        ---------      --------
    Net cash provided by (used in)
      investing activities                               10,262           (410)

Cash flows from financing activities:
  Proceeds from borrowings                                   --            815
  Payment of long term debt                              (2,280)            (1)
  Purchase of treasury stock                               (251)            --
  Distribution to minority interest                          --            (80)
                                                        ---------       -------
    Net cash provided by (used in)
      financing activities                               (2,531)           734
                                                        ---------       -------

Net change in cash and cash equivalents                  $7,715           $271

Cash and cash equivalents at beginning of period          3,851          2,988
                                                        ---------       -------
Cash and cash equivalents at end of period              $11,566         $3,259
                                                        =========       =======







                                                                    (continued)

See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), continued

(In thousands)
                                                         Three Months Ended
                                                               March 31,
                                                         2002            2001
                                                       --------        --------
Reconciliation of net earnings to net cash used in operating activities:

Net earnings                                            $2,602            $125

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:

Depreciation and amortization                               51              77
Forgiveness of debt                                         42              63
Minority interest in consolidated earnings                  57              29
Undistributed loss of affiliates                           230             236
Gain on sale of property                                  (880)             --
Gain on sale of investment                              (2,802)             --
Change in income tax receivable                          2,917             165
Provision for deferred taxes                            (1,537)            (80)
Provision for bad debt                                       5              --
Change in trading account securities                        97             (20)
Change in receivable from clearing organization            (99)             79
Change in management fees & other receivables              (79)             24
Change in prepaid expenses & other assets                  803              --
Change in deferred income                                  186              --
Change in trade accounts payable                           135              26
Change in accrued expenses & other liabilities          (1,744)           (777)
                                                       ---------        -------

   Net cash used in operating activities                  ($16)           ($53)
                                                       =========        =======





See accompanying notes to consolidated financial statements

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               For the three months ended March 31, 2001 and 2002


(In thousands)


                                                                                              Accumulated
                                                       Additional                                Other                    Total
                                              Common    Paid-In    Retained   Comprehensive   Comprehensive  Treasury  Shareholders'
                                              Stock     Capital    Earnings   Income (Loss)   Income (Loss)    Stock     Equity
                                             --------- ---------- --------- ---------------  ------------  ----------  -------------
Balance December 31, 2000 (restated)         $ 275     $ 5,539     $ 8,888                      $ (32)      $ (1,418)   $ 13,252
Comprehensive income:
    Net income                                  --          --         125                          --           --          125

                                             --------- ---------- ---------   ------------- ------------   ----------   -----------
Balance March 31, 2001                       $ 275     $ 5,539     $ 9,013                      $ (32)      $ (1,418)   $ 13,377
                                             ========= ========== =========   ============= ============   ==========   ===========


Balance December 31, 2001                    $ 275     $ 5,539     $ 8,310                      $ (39)      $ (1,418)   $ 12,667
                                             --------- ---------- ---------   ------------- ------------   ----------   -----------
Comprehensive income:
    Net income                                  --          --       2,602     $ 2,602             --            --        2,602
    Other comprehensive income, net
      of tax

      Unrealized gain on securities
      net of reclassification adjustment
      of $1,850                                 --          --          --       1,380           1,380           --        1,380
                                                                                 -------

Comprehensive income                            --          --          --     $ 3,982             --            --          --
                                                                                 -------

Treasury stock purchases                        --          --          --                         --           (251)       (251)

                                             -------- ---------- ---------  ---------------  ------------  ----------  -----------
Balance March 31, 2002                       $ 275     $ 5,539    $ 10,912                     $ 1,341      $ (1,669)   $ 16,398
                                             ======== ========== =========  ===============  ============  ==========  ===========



See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)


1.  GENERAL

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America described in the audited consolidated financial statements for the year ended December 31, 2001 and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the statement of the financial position as of March 31, 2002 and the results of operations for the periods presented. These consolidated financial statements have not been audited by our independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to consolidated financial statements appearing in our Annual Report on Form 10-KSB for the year ended December 31, 2001 filed with the Securities Exchange Commission should be read in conjunction with this Quarterly Report on Form 10-QSB. There have been no significant changes in the information reported in those notes other than from normal business activities.

Certain reclassifications have been made to amounts in prior periods to be consistent with the 2002 presentation.

2.  CONTINGENCIES

Under agreements with former doctor shareholders of Syntera, our practice management company that was merged with FemPartners, we agreed to exchange their shares in Syntera for the common stock of American Physicians, or cash, if the Syntera shares did not become publicly traded. We have paid approximately $2,956,000 in cash related to these agreements, thus satisfying all liabilities.

We have extended various lines of credit to Uncommon Care totaling $4.46 million with interest rates between 10% and 12%. During 2001 we agreed to modify the terms of the foregoing notes. For the period July 1, 2001 through June 30, 2002 the interest rate is to be 4% and payments are to be paid in-kind (PIK) in the form of Uncommon Care common stock at $0.57 per share. Additionally, the PIK stock may be repurchased by Uncommon Care through June 30, 2004 at a price of $.64 per share. We agreed to these modified terms to improve Uncommon Care's liquidity and to assist it in complying with the terms of its bank covenants. PIK payments during 2002 increased our ownership in Uncommon Care from 38% to 40% on a fully converted basis.

We are involved in various claims and legal actions that have arisen in the ordinary course of business. Management believes that any liabilities arising from these actions will not have a significant adverse effect on our financial condition.

3.  EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES

At March 31, 2002 we owned slightly less than 5% (774,000 shares) of the outstanding common stock of Prime Medical, having sold 1,570,000 shares during 2002. As a result of these sales, and as a result of Board resignations mentioned in Form 10-KSB dated December 31, 2001, we no longer account for our investment in Prime Medical using the equity method. The common stock of Prime Medical is traded in the over-the-counter market under the symbol "PMSI". Prime Medical is a Delaware corporation which is required to file annual, quarterly and other reports and documents with the Securities and Exchange Commission, which reports and documents contain financial and other information regarding Prime Medical. Such reports and documents may be examined and copies may be obtained from the offices of the Securities and Exchange Commission. A table detailing our investment in Prime Medical follows:


              Fair Value March 31, 2002                                         Book Value Date of Conversion *
---------------------------------------------------------------           -----------------------------------------
No. of Shares
Owned                   MV per Share             Fair Value              BV per Share               Book Value
------------------      -------------            -------------           ------------               ---------------
   773,803                  $7.58                $5,865,000                  $4.89                    $3,784,000



     * Book Value at January 1, 2002, the date of conversion from accounting for our investment in Prime Medical common stock using the equity method to accounting for as a marketable security.

The difference between the March 31, 2002 fair value and book value at date of conversion is represented on the consolidated balance sheet as accumulated other comprehensive income.


At March 31, 2002 the Company owned Convertible Preferred Stock of Uncommon Care. We have applied the guidance of EITF 99-10, specifically the percentage of ownership method, in applying the equity method to our investment in Uncommon Care. Uncommon Care's common stock equity had been eliminated by losses prior to our investment and, accordingly, we recognized 100% of the losses of Uncommon Care based on our ownership of 100% of its preferred stock equity and subordinated debt. During 2001 our total basis in investment and advances to Uncommon Care was reduced to zero. Until such time as Uncommon Care becomes profitable and future equity in these profits fully offsets prior period combined equity losses, future advances to Uncommon Care will result in a loss when advanced while loan repayments by Uncommon Care will result in income to us when received. Advances to Uncommon Care totaling $230,000 in February 2002 accounts for the loss recorded during the first quarter 2002. Uncommon Care is a developer and operator of dedicated Alzheimer's care facilities. The preferred shares owned by the Company, together with common stock to be paid-in-kind, are convertible into approximately a 40% interest in the common equity in Uncommon Care. We continue to record our investment in and advances to Uncommon Care on the equity method.

4.  ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consists of the following:

                                               March 31          December 31
                                                 2002                2001
                                                 ----               -----
Taxes payable                                 $ 89,000              61,000
Contractual/legal fees and claims              202,000           1,031,000
Vacation payable                               140,000             140,000
Other                                          112,000             105,000
                                             ----------          ----------
                                              $543,000           1,337,000
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

                                    For the Three Months Ended March 31, 2002
                                  ----------------------------------------------
                                    Income            Shares          Per Share
                                  (Numerator)      (Denominator)        Amount
                                  -----------      ------------       ---------
Earnings from
 continuing operations            $ 2,602,000

Basic EPS
 Earnings available to
     common stockholders            2,602,000        2,323,000          $1.12

Effect of dilutive securities              --           99,000
                                    ---------        ---------
 Diluted EPS
 Earnings available to
    common stockholders and
    assumed conversions           $ 2,602,000        2,422,000          $1.07
                                  ============       =========           =====

                                     For the Three Months Ended March 31, 2001
                                    --------------------------------------------
                                      Income            Shares        Per Share
                                    (Numerator)      (Denominator)      Amount
                                    ----------       ------------     ---------
Earnings from continuing
   operations                         $ 84,000
Discontinued operations,
   net of tax                           41,000

Basic EPS
   Earnings available to               125,000         2,343,000        $ 0.05
    Common stockholders

Effect of dilutive securities               --           422,000
                                      ---------         --------
Diluted EPS
   Earnings available to common
    stockholders and assumed
    conversions                      $ 125,000         2,765,000        $ 0.05
                                     =========         =========        ======


Unexercised employee stock options to purchase 456,500 and 969,500 shares of the Company's common stock as of March 31, 2002 and 2001, respectively, were not included in the computations of diluted EPS because the effect would be antidilutive.




6.    SEGMENT INFORMATION

The Company's segments are distinct by type of service provided. Comparative financial data for the three month periods ended March 31, 2002 and 2001 are shown as follows:

                                                          March 31,
                                                --------------------------------
                                                     2002              2001
         Operating Revenue:                      ----------         -----------
             Investment services                   3,097,000          3,357,000
             Insurance services                    2,109,000          1,633,000
             Consulting                              697,000            556,000
             Corporate                             3,877,000            612,000
                                                 -----------          ---------
                                                  $9,780,000         $6,158,000
                                                 ===========          =========
         Reconciliation to Consolidated
           Statement of Operations:
             Total segment revenues               $9,780,000         $6,158,000
             Less: Intercompany dividends           (145,000)          (470,000)
                   Intercompany interest             (12,000)          (100,000)
                                                 -----------         ----------
                        Total Revenues            $9,623,000         $5,588,000
                                                 ===========         ==========

         Operating Income
             Investment services                     452,000            527,000
             Insurance services                      439,000            272,000
             Consulting                               67,000             (9,000)
             Corporate                             3,326,000           (434,000)
                                                  ----------           ---------
                                                  $4,284,000           $356,000
                                                  ==========           =========

         Total segments operating profits          4,284,000            356,000

         Equity in loss of unconsolidated
            affiliates                              (230,000)          (137,000)
                                                   ---------           ---------
         Earnings from continuing operations
           before income taxes and minority
           interests                               4,054,000            219,000

         Income tax expense                        1,395,000            106,000
         Minority interests                          (57,000)           (29,000)
                                                   ---------           ---------

         Earnings from continuing operations      $2,602,000            $84,000

         Net profit from discontinued
            operations, net of income tax                 --             41,000
                                                   ---------          ---------

         Net profit                               $2,602,000           $125,000
                                                  ==========           ========

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS

         All statements past and future, written or oral, made by the us or our officers, directors, shareholders, agents, representatives or employees, including without limitation, those statements contained in this Report on Form 10-QSB, that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions or strategies regarding the future. Forward-looking statements may appear in this document or other documents, reports, press releases, and written or oral presentations made by our officers to shareholders, analysts, news organizations or others. Readers should not place undue reliance on forward-looking statements. All forward-looking statements are based on information available to us and the declarant at the time the forward-looking statement is made, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those described in such forward-looking statements. In addition to any risks and uncertainties specifically identified in connection with such forward-looking statements, the reader should consult our reports on previous filings under the Securities Act of 1933 and the Securities Exchange Act of 1934, for factors that could cause actual results to differ materially from those presented.

         Forward-looking statements are necessarily based on various assumptions and estimates and are inherently subject to various risks and uncertainties, including risks and uncertainties relating to the possible invalidity of the underlying assumptions and estimates and possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including customers, suppliers, business partners and competitors and legislative, judicial and other governmental authorities and officials. Assumptions relating to the foregoing involve judgements with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond control. Any such assumptions could be inaccurate and, therefore, there can be no assurance that any forward-looking statements by us or our officers, directors, shareholders, agents, representatives or employees, including those forward-looking statements contained in this Report on Form 10-QSB, will prove to be accurate.


RESULTS OF OPERATIONS

REVENUES

         Revenues from operations increased $4,035,000 (72%) for the three month period ended March 31, 2002 compared to the same period in 2001. Revenues increased in the current period at our insurance services, consulting and administrative segments and decreased at our financial services segment compared to the same period in 2001.

         Our financial services revenues decreased $260,000 (8%) for the three month period ended March 31, 2002 compared to the same period in 2001. The decrease was due to lower commission income at APS Financial Corp., our broker/dealer division of APS Investment Services, Inc. This decrease in current quarter commission income is the result of generally more difficult market conditions than existed during the year-ago quarter. Equity markets have been trading weaker due to concerns about corporate profits and accounting irregularities. Also, some large issuers have become distressed, which has negatively impacted the credit markets significantly, affecting the high yield volume as well.

         Our insurance services revenues from premium-based insurance management fees increased $476,000 (29%) for the three month period ended March 31, 2002 compared to the same period in 2001. The increase in the current year was due primarily to a $457,000 (27%) increase in commissions earned. Commission income was up as a result of premium rate increases that were fully phased in by July, 2001. These rate increases, which averaged about 35-40%, resulted in higher earned premium, which generates our commission income.

         Our consulting revenue increased $141,000 (25%) for the three month period ended March 31, 2002 compared to the same period in 2001. The current year increase is due primarily to a 12% increase in chargeable hours, the result of an increase in the number of professional personnel employed as well as higher project demands from our largest environmental client. In addition, revenues generated through work performed by sub-contractors involved in environmental assessment field activities was greater this quarter compared to the same three months in 2001.

         Our investments and other income increased greatly for the three month period ended March 31, 2002 compared to the same period in 2001. The current year increase is primarily the result of gains on the sale of 1,570,000 shares of Prime Medical common stock totaling $2,802,000. As a result of these sales, we now own approximately 774,000 shares of Prime Medical amounting to an ownership percentage of slightly less than 5%. In addition, we recognized income in the current quarter related to the November, 2001 sale of the office building. Since the sale of that property was to our 15% owned affiliate, Prime Medical, we had deferred $760,000 of the $5,000,000 gain, as required by the equity method of accounting. With our Prime Medical ownership now below 5%, we are no longer accounting for our investment using the equity method and have therefore recognized this deferred income. Also as a result of the 2001 sale of real estate and subsequent leaseback on the office space, we recorded deferred income of approximately $2.4 million which will be recognized monthly over the next five years. Approximately $120,000 was recorded in 2002 representing a portion of this deferred gain.

EXPENSES

         Total operating expenses increased $107,000 (2%) for the three month period ended March 31, 2002 compared to the same period in 2001. Expenses at the insurance services, consulting and administrative segments increased while expenses at the financial services segment as well as interest expense decreased in the current period.

         Financial services expense decreased $185,000 (7%) for the three month period ended March 31, 2002 compared to the same period in 2001. The primary reason for the current year three month decrease is a 6% decrease in commission expense resulting from lower commission revenue at APS Financial, our broker/dealer division of APS Investment Services, Inc. Lower profits also resulted in a 28% decrease in management incentive compensation. Also, legal and professional fees decreased 40% as there were not the investment banking fees this year that were incurred last year. Partially offsetting these reductions in expenses was a 4% increase in payroll, the result of normal annual merit raises.

         Insurance services expenses at the insurance management subsidiary increased $309,000 (23%) for the three month period March 31, 2002 compared to the same period in 2001. The current period increase is due primarily to a 28% increase in commission expense arising because of the aforementioned increase in commission income. Also higher this year is payroll related expenses which rose 13% as a result of creating two new vice-presidential positions and normal annual merit raises.

         General and administrative expense increased $40,000 (12%) for the three month period ended March 31, 2002 compared to the same period in 2001. The primary expense increase was payroll related, which rose 28% this year primarily as a result of the reversal of a portion of management incentive expense in 2001. Partially offsetting this increase was a 10% decrease in professional fees. In 2002, there were no fees associated with the S-4 registration filed in 2001. In addition, there were no fees related to the share exchange agreements with the former FemPartners doctors that were incurred in the first quarter of 2001.

         Interest expense decreased $122,000 (87%) for the three month period ended March 31, 2002 compared to the same period in 2001. The primary cause of the current period decrease is the payoff of the Company's note payable from a balance of $6,700,000 at March 31, 2001 to zero at March 31, 2002.


EQUITY IN EARNINGS (LOSS) OF UNCONSOLIDATED AFFILIATES

         Our equity in the earnings of Prime Medical decreased $297,000 for the three month period ended March 31, 2002 compared to the same period in 2001 as we no longer account for our investment in Prime Medical using the equity method of accounting as was the case in 2001. As mentioned in our December 31, 2001 Form 10-KSB, as of January 1, 2002 we no longer account for our investment in Prime Medical using the equity method of accounting because (1) in December 2001, Prime Medical's CEO, Brad Hummel, resigned from our board of directors;
(2) in January, 2002, Kenneth S. Shifrin, the Company's Chairman and CEO, stepped down from day-to-day operations as Executive Chairman of the Board of Prime Medical, but will continue to serve as non-executive Chairman; and (3) from January to March 2002, we sold 1,570,000 shares of Prime Medical reducing our ownership percentage to slightly less than 5%.

         Our equity in losses of Uncommon Care decreased $204,000 (47%) primarily as a result of our limiting our losses in Uncommon Care to our total investment and advances to Uncommon Care, which was reduced to zero during 2001. Once we reduced our total investment to zero, as required under the equity method, we ceased recording equity losses. The $230,000 loss recorded in 2002 was the result of an advance made in 2002. Until such time as Uncommon Care becomes profitable and future equity in these profits fully offsets prior period combined equity losses, future advances to Uncommon Care will result in a loss when advanced while loan repayments by Uncommon Care will result in income to us when received. Advances to Uncommon Care totaling $230,000 in February 2002 accounts for the loss recorded during the first quarter 2002.


MINORITY INTERESTS

         Minority interests represents the combination of two outside interests in subsidiaries of the Company: a twenty percent interest of Insurance Services owned by Florida Physicians Insurance Group, Inc., an A- (Excellent) rated insurance company as rated by AM Best; and a five percent interest of APS Asset Management, a subsidiary of the financial services subsidiary of the Company (APS Investment Services), owned by key individuals within APS Asset Management.


LIQUIDITY AND CAPITAL RESOURCES

         Current assets exceeded current liabilities by $9,158,000 at March 31, 2002 and $3,444,000 at December 31, 2001. Working capital rose in the current quarter due to the sale of 1,570,000 shares of Prime Medical common stock which added approximately $10,500,000 in cash. Partially offsetting this was $2,275,000 in cash used to pay off a note payable.

         Capital expenditures through the three month period ended March 31, 2002 were approximately $48,000. Total capital expenditures are expected to be approximately $150,000 in 2002.

         Historically, the Company has maintained a positive working capital position and, has been able to satisfy its operational and capital expenditure requirements with cash generated from its operating and investing activities. These same sources of funds have also allowed the Company to pursue investment and expansion opportunities consistent with its growth plans. Although it is uncertain if our operating activities will continue to provide positive cash flow in 2002, we believe that the cash received from the sale of 1,570,000 shares of Prime Medical will enable us to meet our working capital requirements for the foreseeable future.

ADOPTION OF ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("Statement 144"), Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement 144 requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens presentation of discontinued operations to include more disposals. Our adoption or Statement 144 effective January 1, 2002 did not have a material effect on our financial position or results of operations.

                                    PART II

                               OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

         We are involved in various claims and legal actions that have arisen in the ordinary course of business. We believe that the liability provision in our consolidated financial statements is sufficient to cover any unfavorable outcome related to lawsuits in which we are currently named. Management believes that liabilities, if any, arising from these actions will not have a significant adverse effect on our financial condition. However, due to the uncertain nature of legal proceedings, the actual outcome of these lawsuits may differ from the liability provision recorded in our consolidated financial statements.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                           None


         (b)      Current reports on Form 8-K.

                           Report filed March 6, 2002 concerning the February
                  25, 2002 sale by American Physicians Service Group, Inc. of 500,000 shares of common stock of Prime Medical Services, Inc.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      AMERICAN PHYSICIANS SERVICE GROUP, INC.




Date: May 15, 2002                    By:  /s/     William H. Hayes
                                      ------------------------------------------
                                          William H. Hayes,  Vice President
                                          and Chief Financial Officer