Form 10QSB
period 2002-06-30
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 2002-08-19
CIK 724024

=====================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE PERIOD ENDED JUNE 30, 2002

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

                                                NUMBER OF SHARES
                                                 OUTSTANDING AT
     TITLE OF EACH CLASS                         JULY 31, 2002
     --------------------                       ----------------
Common Stock, $.10 par value                        2,208,231

============================================================================

                                     PART I

                              FINANCIAL INFORMATION

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands)

                                                            Three Months Ended                      Six Months Ended
                                                                 June 30,                                 June 30,
                                                         2002              2001                   2002              2001
                                                      ------------      ------------           ------------      ------------

Revenues:

Financial services                                         $3,201            $3,700                 $6,298            $7,057
Insurance services                                          2,241             1,521                  4,350             3,154
Consulting                                                    903               730                  1,600             1,286
Investments and other                                           8                44                     44                86
                                                      ------------      ------------           ------------      ------------
   Total revenue                                            6,353             5,995                 12,292            11,583

Expenses:

Financial services                                          2,826             3,277                  5,471             6,107
Insurance services                                          1,720             1,223                  3,390             2,584
Consulting                                                    730               636                  1,360             1,201
General and administrative                                    334               323                    709               659
Gain on sale of assets                                        (61)               --                   (756)               --
                                                      ------------      ------------           ------------      ------------
   Total expenses                                           5,549             5,459                 10,174            10,551
                                                      ------------      ------------           ------------      ------------

Operating income                                              804               536                  2,118             1,032

Gain (loss) on sale of investments (Note 4)                   (10)               --                  2,791                --
Equity in earnings (loss) of unconsolidated
   affiliates (Note 5)                                         --                41                    (44)              (96)
                                                      ------------      ------------           ------------      ------------

Earnings from continuing operations before
    interest, income taxes and minority interest              794               577                  4,865               936

Interest expense                                                4               129                     21               269
Income tax expense                                            283               163                  1,678               269

Minority interests                                            (58)              (34)                  (115)              (63)
                                                      ------------      ------------           ------------      ------------

Earnings from continuing operations                           449               251                  3,051               335

Discontinued operations:

Earnings from discontinued operations net of
  income tax expense of $17 and $38 for the
  three and six months in 2001, respectively                   --                34                     --                75
                                                      ------------      ------------           ------------      ------------

    Net earnings                                             $449              $285                 $3,051              $410
                                                      ============      ============           ============      ============




See accompanying notes to consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
            CONSOLIDATED STATEMENT OF EARNINGS PER SHARE (UNAUDITED)


(In thousands, except per share amounts)

                                                           Three Months Ended                       Six Months Ended
                                                                June 30,                                 June 30,
                                                      -------------------------------          -------------------------------
                                                          2002              2001                   2002              2001
                                                      -------------     -------------          -------------     -------------
Earnings per common share

Basic:
   Earnings from continuing operations                       $0.20             $0.11                  $1.33             $0.14
   Discontinued operations                                      --              0.01                     --              0.03
                                                      -------------     -------------          -------------     -------------

       Net earnings                                          $0.20             $0.12                  $1.33             $0.17
                                                      =============     =============          =============     =============


Diluted:
   Earnings from continuing operations                       $0.19             $0.09                  $1.26             $0.12
   Discontinued operations                                      --              0.01                     --              0.03
                                                      -------------     -------------          -------------     -------------

       Net earnings                                          $0.19             $0.10                  $1.26             $0.15
                                                      =============     =============          =============     =============


Basic weighted average shares
    outstanding                                              2,254             2,343                  2,288             2,343
                                                      =============     =============          =============     =============

Diluted weighted average
    shares outstanding                                       2,402             2,758                  2,412             2,762
                                                      =============     =============          =============     =============


See accompanying notes to consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



(In thousands)


                                                    June 30,        December 31,
                                                       2002             2001
                                                   -----------      -----------
ASSETS                                             (Unaudited)

Current Assets:
  Cash and cash equivalents                           $10,521           $3,851
  Trading account securities                               97              149
  Notes receivable - current                              594              573
  Trade receivables, net                                  760              603
  Management fees and other receivables                   700              484
  Deposit with clearing organization                      499              499
  Receivable from clearing organization                    70               69
  Net deferred income tax asset                            --              282
  Income tax receivable                                    --              167
  Prepaid expenses and other                              374            1,147
                                                      --------          -------
      Total current assets                             13,615            7,824


Notes receivable, less current portion                    729              999
Property and equipment                                    401              415
Investment in available for sale equity
  securities (Note 5)                                   8,875               --
Investment in available for sale fixed
  income securities                                     1,382               --
Investment in affiliate (Note 5)                           --           10,700
Other investments                                          68               68
Net deferred income tax asset - non-current             3,127            1,453
Other assets                                              201              201
                                                       -------          -------

Total Assets                                          $28,398          $21,660
                                                      ========         ========




See accompanying notes to consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS, continued

(In thousands, except share data)

                                                                                   June 30,                 December 31,
                                                                                     2002                      2001
                                                                                 --------------            ------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                              (Unaudited)

Current liabilities:
  Accounts payable - trade                                                              $1,037                  $1,044
  Payable to clearing broker                                                               172                     254
  Accrued incentive compensation                                                           673                   1,246
  Accrued expenses and other liabilities (Note 6)                                          402                   1,337
  Income tax payable                                                                     2,857                      --
  Deferred gain - current                                                                  488                     499
  Deferred tax liability - current                                                       1,653                      --
                                                                                      --------                 -------

      Total current liabilities                                                          7,282                   4,380

Payable under loan participation agreements                                                259                     259
Deferred gain - non-current                                                              1,959                   1,955
Notes payable - long term                                                                   --                   2,275
                                                                                      --------                 -------

      Total liabilities                                                                  9,500                   8,869

Minority interests                                                                         239                     124

Shareholders' Equity:
  Preferred stock, $1.00 par value, 1,000,000
    shares authorized, none issued or outstanding                                           --                      --
  Common stock, $0.10 par value, shares authorized 20,000,000;
    2,220,931 issued at 6/30/02 and 2,745,231 at 12/31/01
    2,218,931 outstanding at 6/30/02 and 2,359,231 at 12/31/01                             222                     275
  Additional paid-in capital                                                             5,578                   5,539
  Retained earnings                                                                      9,504                   8,310
  Accumulated other comprehensive income (loss)                                          3,363                     (39)
  Treasury stock, at cost, 2,000 shares at 6/30/02
     and 386,000 shares at 12/31/01                                                         (8)                 (1,418)
                                                                                      ---------                 -------

      Total shareholders' equity                                                        18,659                  12,667
                                                                                      ---------                 -------

Total Liabilities and Shareholders' Equity                                             $28,398                 $21,660
                                                                                      =========                ========





See accompanying notes to consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
                                                           Six Months Ended
                                                                June 30,
                                                        2002              2001
                                                      --------           -------
Cash flows from operating activities:
  Cash received from customers                         $11,862          $11,791
  Cash paid to suppliers and employees                 (11,430)         (10,847)
  Change in trading account securities                      52               30
  Change in receivable from clearing
    organization                                           (83)              48
  Interest paid                                            (21)            (273)
  Income tax paid                                          (70)             (45)
  Interest, dividends and other investment
    proceeds                                                48               53
                                                       ---------        --------
      Net cash provided by operating activities            358              757

Cash flows from investing activities:
  Capital expenditures                                     (84)             (95)
  Proceeds from the sale of an investment               10,600               --
  Purchase of bonds                                     (1,382)              --
  Investments in and advances to affiliate                (230)              --
  Funds loaned to others                                  (150)          (1,898)
  Collection of notes receivable                           317            1,229
  Other                                                     --               69
                                                       ---------        --------
    Net cash provided by (used in)
      investing activities                               9,071             (695)

Cash flows from financing activities:
  Proceeds from borrowings                                  --            1,165
  Payment of long term debt                             (2,275)             (56)
  Purchase of treasury stock                              (501)              --
  Exercise of stock options                                 17               --
  Distribution to minority interest                         --              (80)
                                                       ---------        --------
    Net cash provided by (used in)
      financing activities                              (2,759)           1,029
                                                       ---------        --------

Net change in cash and cash equivalents                 $6,670           $1,091

Cash and cash equivalents at beginning of period         3,851            2,988
                                                       ---------        --------
Cash and cash equivalents at end of period             $10,521           $4,079
                                                       =========        ========





See accompanying notes to consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), continued

(In thousands)
                                                            Six Months Ended
                                                                 June 30,
                                                        2002               2001
                                                      ---------          -------
Reconciliation of net earnings to net cash provided by operating activities:

Net earnings                                            $3,051             $410

Adjustments to reconcile net earnings to net cash provided by operating activities:

Depreciation and amortization                               87              151
Forgiveness of debt and other                              105              126
Minority interest in consolidated earnings                 115               63
Undistributed loss of affiliates                            44               96
Gain on sale of assets                                    (756)              --
Gain on sale of investment                              (2,791)              --
Change in income tax receivable                          3,024              229
Provision for deferred taxes                            (1,375)              --
Provision for bad debt                                      54                9
Change in trading account securities                         7               30
Change in receivable from clearing organization            (83)              48
Change in management fees & other receivables             (166)             (80)
Change in trade receivables                               (216)             (35)
Change in prepaid expenses & other assets                  773              (39)
Change in trade accounts payable                            (7)             350
Change in accrued expenses & other liabilities          (1,508)            (601)
                                                       ---------        --------

   Net cash provided by operating activities              $358             $757
                                                       =========        ========






See accompanying notes to consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                 For the six months ended June 30, 2001 and 2002

(In thousands)

                                                                                               Accumulated
                                                  Additional                                     Other                      Total
                                     Common      Paid-In      Retained    Comprehensive    Comprehensive    Treasury   Shareholders'
                                      Stock      Capital      Earnings    Income (loss)    Income (loss)     Stock        Equity
                                    ------------------------------------------------------------------------------------------------
                                    ------------------------------------------------------------------------------------------------
Balance December 31, 2000 (audited)    $ 275       $ 5,539      $ 8,888                         $ (32)       $ (1,418)     $ 13,252
                                    ------------------------------------------------------------------------------------------------
Comprehensive income:
    Net income                           --          --           410           410               --            --            410
    Other comprehensive loss
      Unrealized loss on  securities,
      net of tax of $2                   --          --           --            (7)               (7)           --            (7)
Comprehensive income                     --          --           --            403               --            --            --
                                    ------------------------------------------------------------------------------------------------
Balance June 30, 2001 (unaudited)      $ 275       $ 5,539      $ 9,298                         $ (39)       $ (1,418)    $ 13,655
                                    ================================================================================================


Balance December 31, 2001(audited)     $ 275       $ 5,539      $ 8,310                         $ (39)       $ (1,418)    $ 12,667
                                    ------------------------------------------------------------------------------------------------
Comprehensive income:
    Net income                           --          --          3,051        $ 3,051             --            --           3,051
    Other comprehensive income
        Unrealized gain on  securities,
        net of taxes of $1,843           --          --           --           3,402             3,402          --           3,402

Comprehensive income                     --          --           --          $ 6,453             --            --              --
Treasury stock purchases                 --          --           --                              --           (500)          (500)
Cancelled treasury stock                (54)                     (1,856)                                       1,910            --
Stock options exercised                  1           16           --                              --            --              17
Stock Options Expensed                   --          24           --                              --            --              24
                                    ------------------------------------------------------------------------------------------------
Balance June 30, 2002 (unaudited)      $222       $5,578       $9,504                          $ 3,363        $ (8)      $ 18,659
                                    ================================================================================================






See accompanying notes to consolidated financial statements.

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)


1.  GENERAL

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements for the three and six months ended June 30, 2002 and 2001 reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Such adjustments consist of only items of a normal recurring nature. These consolidated financial statements have not been audited by our independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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

3   CONTINGENCIES

Under agreements with former doctor shareholders of Syntera, our practice management company that was merged with FemPartners in 1999, we agreed to exchange their shares in Syntera for the common stock of American Physicians, or cash, if the Syntera shares did not become publicly traded. Through March 31, 2002 we paid approximately $2,956,000 in cash related to these agreements, thus satisfying all liabilities related to these agreements.

We have extended various lines of credit to Uncommon Care totaling $4.69 million with interest rates between 10% and 12%. During 2001 we agreed to modify the terms of the foregoing notes. For the period July 1, 2001 through June 30, 2002 the interest rate was 4% and payments were paid in-kind (PIK) in the form of Uncommon Care common stock at $0.57 per share. Additionally, the PIK stock may be repurchased by Uncommon Care through June 30, 2004 at a price of $.64 per share. We agreed to these modified terms to improve Uncommon Care's liquidity and to assist it in complying with the terms of its bank covenants. PIK payments during 2002 increased our ownership in Uncommon Care preferred and common stock from 38% to 42% on a fully converted basis.

We guaranteed a loan in the maximum amount of $110,000 for a director, William Searles. The guarantee is collateralized by Mr. Searles' options to purchase American Physicians and Prime Medical shares as well as Mr. Searles' common stock interest in Uncommon Care. The loan had a balance of $7,500 at June 30, 2002.

We are involved in various claims and legal actions that have arisen in the ordinary course of business. Management believes that any liabilities arising from these actions will not have a significant adverse effect on our financial condition or results of operations.

4.  GAIN RECOGNITION

During the first six months of 2002, we sold 1,580,000 shares of the common stock of Prime Medical reducing our interest to less than 5%. In connection with these sales we received proceeds of approximately $10,600,000 and recognized a gain of $2,791,000.

In connection with these sales, we recognized an additional $512,000 gain related to the sale of real estate to Prime in November 2001. At the time of the sale, we deferred a portion of the total gain to reflect our interest in the purchaser. During the first six months of 2002, we have recognized these deferred gains proportionately as our interest in Prime has been reduced.

5.  EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES

At June 30, 2002 we owned slightly less than 5% (763,803 shares) of the outstanding common stock of Prime Medical. As a result of our reduced ownership interest and as a result of Board resignations mentioned in our Form 10-KSB for the year ended December 31, 2001, we ceased accounting for our investment in Prime Medical using the equity method effective March 19, 2002 and began accounting for our investment in Prime as an available for sale security in accordance with SFAS 115. Accordingly, our investment in Prime Medical is reported at fair value in our balance sheet. We recognized $186,000 of equity earnings in 2002 prior to converting to the cost method. This change in accounting also resulted in a balance sheet reclassification for our investment in Prime Medical from "Investment in Affiliate" to "Investment in Available for Sale Equtiy Securities".

The common stock of Prime Medical is traded in the over-the-counter market under the symbol "PMSI". Prime Medical is a Delaware corporation which is required to file with the Securities and Exchange Commission annual, quarterly and other reports and documents containing financial and other information regarding Prime Medical. Such reports and documents may be examined and copies may be obtained from the offices of the Securities and Exchange Commission. A table detailing our investment in Prime Medical follows:

      Fair Value June 30, 2002                 Book Value at Date of Conversion*
------------------------------------------     ---------------------------------
  No. of             MV                               BV
Shares Owned      per Share    Fair Value          per Share        Book Value
------------     ----------    ----------          ----------      ------------
   763,803         $11.62      $8,875,000            $5.02          $3,837,000

     * Book Value at March 19, 2002, the date of conversion from accounting for our investment in Prime Medical common stock using the equity method to accounting for it as a marketable security.

The difference between the June 30, 2002 fair value and book value at date of conversion is represented on the consolidated balance sheet in accumulated other comprehensive income.

The condensed statements of operations for Prime Medical follows (unaudited, in thousands):

Condensed statements of operations for the six months ended
June 30, 2002 and 2001
-----------------------------------------------------------

                                                  2002                  2001
                                                  ----                  ----
     Total revenue                              $81,007                $71,673
     Gross profit                                28,292                 32,382
     Income from continuing operations           24,683                 25,397
     Net income                                   5,137                  4,015


At June 30, 2002 the Company owned Convertible Preferred and Common Stock of Uncommon Care, a developer and operator of dedicated Alzheimer's care facilities. We have applied the guidance of EITF 99-10, specifically the percentage of ownership method, in applying the equity method to our investment in Uncommon Care. Uncommon Care's common stock equity had been eliminated by losses prior to our investment and, accordingly, we recognized 100% of the losses of Uncommon Care based on our ownership of 100% of its preferred stock equity and subordinated debt. During 2001 our total basis in our investment and advances to Uncommon Care was reduced to zero. Until such time as Uncommon Care becomes profitable and our future equity in these profits fully offsets our prior period combined equity losses, future advances to Uncommon Care will result in a loss when advanced. Advances to Uncommon Care have totaled $230,000 in 2002.

The common and preferred shares owned by the Company, together with common stock to be paid-in-kind, are convertible into approximately a 42% interest in the common equity in Uncommon Care. We continue to record our investment in and advances to Uncommon Care on the equity method.

The condensed statements of operations for Uncommon Care follows (unaudited, in thousands):

Condensed statements of operations for the six months ended
June 30, 2002 and 2001
------------------------------------------------------------

                                               2002                    2001
                                               ----                    ----
     Total revenue                            $3,769                  $3,022
     Gross profit                                649                     199
     Income from continuing operations          (300)                   (983)
     Net income (loss)                          (305)                   (909)


6.  ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consists of the following:

                                             June 30              December 31
                                               2002                  2001
                                               ----                  -----
Taxes                                       $ 57,000              $   61,000
Contractual/legal fees and claims             55,000               1,031,000
Vacation                                     140,000                 140,000
Other                                        150,000                 105,000
                                             --------              ----------
                                            $402,000              $1,337,000
                                             ========              ==========


7.   EARNINGS PER SHARE

Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflect dilution from all contingently issuable shares, such as options and convertible debt. A reconciliation of earnings and average shares outstanding used in the calculation of basic and diluted earnings per share from continuing and discontinued operations follows:

                                      For the Three Months Ended June 30, 2002
                                    -------------------------------------------
                                     Earnings           Shares         Per Share
                                   (Numerator)       (Denominator)       Amount
                                   -----------       -------------     ---------
Earnings from
 continuing operations             $ 449,000

Basic EPS
 Earnings available to
     common stockholders             449,000           2,254,000         $0.20
                                                                         =====

Effect of dilutive securities             --             148,000
                                   ---------            ---------
 Diluted EPS
 Earnings available to
    common stockholders and
    assumed conversions            $ 449,000           2,402,000         $0.19
                                   =========           ==========        =====




                                      For the Three Months Ended June 30, 2001
                                    -------------------------------------------
                                     Earnings           Shares         Per Share
                                    (Numerator)      (Denominator)       Amount
                                    -----------      -------------     ---------
Earnings from continuing
   operations                       $ 251,000
Discontinued operations,
   net of tax                          34,000
                                     ---------

Basic EPS
   Earnings available to              285,000          2,343,000        $ 0.12
                                                                        ======
    Common stockholders

Effect of dilutive securities              --            415,000
                                     ---------         ---------
Diluted EPS
   Earnings available to common
    stockholders and assumed
    conversions                     $ 285,000          2,758,000        $ 0.10
                                    =========          =========         ======

                                        For the Six Months Ended June 30, 2002
                                       ----------------------------------------
                                       Earnings          Shares        Per Share
                                      (Numerator)     (Denominator)      Amount
                                      -----------     -------------     --------
Earnings from
 continuing operations               $ 3,051,000

Basic EPS
 Earnings available to
     common stockholders               3,051,000        2,288,000         $1.33
                                                                          =====

Effect of dilutive securities                 --          124,000
                                       ---------        ----------
 Diluted EPS
 Earnings available to
    common stockholders and
    assumed conversions             $ 3,051,000         2,412,000         $1.26
                                    ============        =========         =====




                                        For the Six Months Ended June 30, 2001
                                       ----------------------------------------
                                       Earnings         Shares         Per Share
                                      (Numerator)    (Denominator)       Amount
                                      -----------    ------------       --------
Earnings from
 continuing operations                $ 335,000

Discontinued operations,
  net of tax                             75,000
                                      ---------

Basic EPS
 Earnings available to
     common stockholders                410,000        2,343,000          $0.17
                                                                          =====

Effect of dilutive securities                --          419,000
                                       --------        ---------
 Diluted EPS
 Earnings available to
    common stockholders and
    assumed conversions               $ 410,000        2,762,000          $0.15
                                      =========        =========          =====


Unexercised employee stock options to purchase 91,500 and 959,500 shares of the Company's common stock as of June 30, 2002 and 2001, respectively, were not included in the computations of diluted EPS because the effect would be antidilutive.

8.    SEGMENT INFORMATION

The Company's segments are distinct by type of service provided. Comparative financial data for the three and six month periods ended June 30, 2002 and 2001 are shown as follows:

                                                 THREE MONTHS ENDED JUNE 30,
                                                  2002                  2001
  Operating Revenue:                            ---------            ---------
    Financial services                         $3,201,000           $3,700,000
    Insurance services                          2,241,000            1,521,000
    Consulting                                    903,000              730,000
    Corporate                                     125,000              456,000
                                                ---------           ----------
                                               $6,470,000           $6,407,000
                                               ==========           ==========

  Reconciliation to Consolidated
    Statement of Operations:
     Total segment revenues                    $6,470,000          $6,407,000
     Less: Intercompany dividends                (100,000)           (300,000)
           Intercompany interest                  (17,000)           (112,000)
                                               -----------         -----------
               Total Revenues                  $6,353,000          $5,995,000
                                               ===========         ===========

  Operating Income (Loss)
    Financial services                         $  375,000         $   423,000
    Insurance services                            521,000             298,000
    Consulting                                    173,000              94,000
    Corporate                                    (265,000)           (279,000)
                                               -----------           ---------
  Total segments operating profits                804,000             536,000

  Loss on sale of investments                     (10,000)                 --
  Equity in earnings of unconsolidated
   affiliates                                          --              41,000
                                                ----------            --------
  Earnings from continuing operations
   before income taxes and minority
   interests                                      794,000             577,000

  Interest expense                                  4,000             129,000
  Income tax expense                              283,000             163,000
  Minority interests                              (58,000)            (34,000)
                                                 ---------            --------

  Earnings from continuing operations           $ 449,000            $251,000

  Net earnings from discontinued operations,
   net of income tax                                   --              34,000
                                                 ---------           ---------

  Net earnings                                  $ 449,000            $285,000
                                                ==========           =========

                                                   SIX MONTHS ENDED JUNE 30,
                                                  2002                 2001
  Operating Revenue:                            ----------          ----------
    Financial services                        $ 6,298,000          $ 7,057,000
    Insurance services                          4,350,000            3,154,000
    Consulting                                  1,600,000            1,286,000
    Corporate                                     318,000            1,068,000
                                               -----------          ----------
                                              $12,566,000          $12,565,000

  Reconciliation to Consolidated
   Statement of Operations:
    Total segment revenues                    $12,566,000          $12,565,000
    Less: Intercompany dividends                 (245,000)            (770,000)
          Intercompany interest                   (29,000)            (212,000)
                                              ------------         -----------
             Total Revenues                   $12,292,000          $11,583,000
                                              ============         ===========

  Operating Income (Loss)
    Financial services                        $   827,000           $  950,000
    Insurance services                            960,000              570,000
    Consulting                                    240,000               85,000
    Corporate                                      91,000             (573,000)
                                               -----------           ----------
  Total segments operating profits              2,118,000            1,032,000

  Gain on sale of investments                   2,791,000                   --
  Equity in loss of unconsolidated
    affiliates                                    (44,000)             (96,000)
                                               -----------           ----------
  Earnings from continuing operations
   before income taxes and minority
   interests                                    4,865,000              936,000

  Interest expense                                 21,000              269,000
  Income tax expense                            1,678,000              269,000
  Minority interests                             (115,000)             (63,000)
                                               -----------            ---------

  Earnings from continuing operations          $3,051,000             $335,000

  Net earnings from discontinued operations,
   net of income tax                                   --               75,000
                                               -----------           ----------

  Net earnings                                 $3,051,000             $410,000
                                               ===========            ========

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

CRITICAL ACCOUNTING POLICIES

     For our more significant judgements and estimates used in the preparation of our consolidated financial statements, we employ those critical accounting policies which are discussed in detail in our Form 10-KSB dated December 31, 2001.

RESULTS OF OPERATIONS

REVENUES

     Revenues from operations increased $358,000 (6%) and $709,000 (6%) for the three and six month periods ended June 30, 2002, respectively, compared to the same periods in 2001. Revenues increased in the current three and six month periods at our insurance services and consulting segments and decreased at our financial services and administrative segments compared to the same periods in 2001.

     Our financial services revenues decreased $499,000 (13%) and $759,000 (11%) for the three and six month periods ended June 30, 2002, respectively, compared to the same periods in 2001. The decrease was due to lower commission income at APS Financial Corp., our broker/dealer division of APS Investment Services, Inc. Market conditions have become increasingly difficult this year. Investor demand for corporate bond issues has been limited due to rising credit concerns emanating from a combination of high profile corporate accounting scandals/bankruptcies and weaker industry profit forecasts. Investors have also been reluctant to put money to work in longer-term fixed income securities with yields at historically low levels. While high yield transactions declined during the period, volume in government bonds and short-term issues rose as market participants sought a safe haven from the woes in corporate America, and kept funds short term in anticipation of higher market rates over the next several quarters.

     Our insurance services revenues from our premium-based insurance management segment, APS Insurance Services, increased $720,000 (47%) and $1,196,000 (38%) for the three and six month periods ended June 30, 2002, respectively, compared to the same periods in 2001. The increase in both periods are due to greater management fees and commissions, a result of higher premiums. Premiums have increased due to rate increases at the managed insurance company.

     Our consulting revenue increased $173,000 (24%) and $314,000 (24%) for the three and six month periods ended June 30, 2002, respectively, compared to the same periods in 2001. The current year increase is due primarily to a 40%
increase in revenues generated through work performed by sub-contractors involved in environmental assessment field activities. In addition, chargeable hours increased 8%, the result of an increase in the number of professional personnel employed as well as higher project demands from our largest environmental client.


EXPENSES

     Total operating expenses increased $90,000 (2%) but decreased $377,000 (4%) for the three and six month periods ended June 30, 2002, respectively, compared to the same periods in 2001. For both the current year three and six month periods, expenses at our insurance services, consulting and administrative segments increased while expenses at our financial services segment decreased.

     Financial services expense decreased $451,000 (14%) and $636,000 (10%) for the three and six month periods ended June 30, 2002, respectively, compared to the same periods in 2001. The primary reason for the current year decreases in both periods is a decrease in commission expense resulting from lower commission revenue at APS Financial, our broker/dealer division of APS Investment Services, Inc. For the year, commission expenses are down $495,000 (13%) compared to the same six months in 2001. Profits at APS Financial are down 24% in 2002 which has resulted in a $116,000 (23%) decrease in management incentive compensation. Also, legal and professional fees decreased 51% in the first six months of 2002 compared to the same period in 2001 as there were no legal fees associated with investment banking activities this year that were incurred last year.

     Insurance services expenses at the insurance management subsidiary increased $497,000 (41%) and $806,000 (31%) for the three and six month periods June 30, 2002, respectively, compared to the same periods in 2001. The current three and six month period increase is due primarily to a $316,000 (95%) and $477,000 (56%) increase, respectively, in commission expense paid to third party agents arising because of the aforementioned increase in commission income. Also higher this year is payroll related expenses which rose $105,000 (15%) and $201,000 (15%) in the current year three and six month periods, respectively, as a result of creating two new vice-presidential positions and normal annual merit raises.

     Consulting expenses increased $94,000 (15%) and $159,000 (13%) for the three and six month periods ended June 30, 2002, respectively, compared to the same periods in 2001. The primary reason for the increase in both current year periods is an increase in work performed by sub-contractors involved in environmental assessment field activities. These direct expenses increased $75,000 (54%) and $88,000 (40%) for the three and six month periods ended June 30, 2002, respectively, compared to the same periods in 2001. In addition, payroll related costs increased $47,000 (14%) and $120,000 (18%) in the current three and six month periods, respectively, as a result of the hiring of additional professionals. Partially offsetting these increases is a decrease in professional fees of $28,000 (77%) and $64,000 (82%) in the current three and six month periods, respectively, as a result of litigation in 2001 that concluded before 2002.

     Gain on sale of assets for the three monthes ended June 30, 2002 primarily represents the amortization of deferred gain attributable to the November, 2001 sale of real estate and subsequent leaseback of office space. We had deferred $2.4 million of the $5,000,000 gain and will recognize income monthly over the life of the five year lease. For the six month period ended June 30, 2002, amortization of deferred gains equaled $244,000. In addition, since the sale of the real estate was to our then 15% owned affiliate, Prime Medical, we had deferred an additional $760,000 of the $5,000,000 gain, as required by the equity method of accounting. During 2002 we reduced our investment in Prime Medical and subsequently recognized a proportionate percentage of the deferred gain, or about $512,000.

     Interest expense decreased $125,000 (97%) and $248,000 (92%) for the three and six month periods ended June 30, 2002, respectively, compared to the same periods in 2001. The primary cause of the current period decrease is the payoff of the Company's note payable from a balance of $6,300,000 at June 30, 2001 to zero at June 30, 2002.

GAIN ON SALE OF INVESTMENTS

     The three month loss was caused by an adjustment related to changing the method of accounting in Prime Medical between the equity method and the cost method. The result increased our equity earnings in Prime for the six months ended June 30, 2002 but reduced our gain on sale in the three month period. The six month gain represents gains on the sale of 1,580,000 shares of Prime Medical common stock. As a result of these sales, we now own approximately 764,000 shares of Prime Medical amounting to an ownership percentage of slightly less than 5%.

EQUITY IN EARNINGS (LOSS) OF UNCONSOLIDATED AFFILIATES

     Our equity in the earnings of Prime Medical decreased $308,000 (100%) and $419,000 (69%) for the three and six month periods ended June 30, 2002, respectively, compared to the same periods in 2001 as we no longer account for our investment in Prime Medical using the equity method of accounting as was the case in 2001. As of March 19, 2002, we ceased accounting for our investment in Prime Medical using the equity method of accounting because (1) on January 1, 2002, Kenneth S. Shifrin, the Company's Chairman and CEO, stepped down from day-to-day operations as Executive Chairman of the Board of Prime Medical, but will continue to serve as non-executive Chairman; (2) in December 2001, Prime Medical's CEO, Brad Hummel, resigned from our board of directors; and (3) from January to March 19, 2002, we sold 1,570,000 shares of Prime Medical reducing our ownership percentage to slightly less than 5%.

     Our equity in losses of Uncommon Care decreased $267,000 (100%) and $470,000 (67%) for the three and six month periods ended June 30, 2002, respectively, compared to the same periods in 2001 primarily as a result of our limiting our losses in Uncommon Care to our total investment and advances to Uncommon Care, which was reduced to zero during 2001. Once we reduced our total investment to zero, as required under the equity method, we ceased recording equity losses. Until such time as Uncommon Care becomes profitable and future equity in these profits fully offsets our prior period combined equity losses, future advances to Uncommon Care will result in a loss when advanced. Advances to Uncommon Care totaling $230,000 in February 2002 accounts for the loss recorded during the first quarter 2002. No advances or repayments were booked in the second quarter of 2002.

MINORITY INTERESTS

     Minority interests represents the combination of two outside interests in subsidiaries of the Company: a twenty percent interest of Insurance Services owned by Florida Physicians Insurance Group, Inc. and a three percent interest of APS Asset Management, a subsidiary of the financial services subsidiary of the Company (APS Investment Services), owned by key individuals within APS Asset Management. Minority interests increased in the current year primarily as a result of increased profitability of our insurance services segment.

SHAREHOLDERS' EQUITY

     Through June 30, 2002, we purchased 155,000 and cancelled 539,000 shares of treasury stock. The net effect of these purchases and cancellations was to decrease the treasury stock $1,410,000, representing the cost of the cancelled shares, to decrease common stock by $54,000, determined by multiplying the number of shares cancelled by $0.10 par value, and to decrease retained earnings $1,856,000.

     Through June 30, 2002, we recorded other comprehensive income of $3,402,000 which represents unrealized holding gains on securities held for sale, primarily in Prime Medical common stock, net of tax. Changes in fair value for securities categorized as "available for sale" are excluded from earnings and reported net of deferred income taxes in shareholders' equity until realized.

LIQUIDITY AND CAPITAL RESOURCES

     Current assets exceeded current liabilities by $6,333,000 at June 30, 2002 and $3,444,000 at December 31, 2001. Working capital rose in 2002 due to the sale of 1,580,000 shares of Prime Medical common stock which added approximately $10,600,000 in cash. Partially offsetting this was $2,275,000 in cash used to pay off a note payable and the purchase of $1,382,000 in available for sale bonds.

     Capital  expenditures through the six month period ended June 30, 2002 were
approximately   $84,000.   Total  capital   expenditures   are  expected  to  be
approximately $150,000 in 2002.

     Historically, the Company has maintained a positive working capital position and has been able to satisfy its operational and capital expenditure requirements with cash generated from its operating and investing activities. These same sources of funds have also allowed the Company to pursue investment and expansion opportunities consistent with its growth plans. Although it is uncertain if our operating activities will continue to provide positive cash flow in 2002, we believe that our current strong working capital position will enable us to meet our working capital requirements for the foreseeable future.

ADOPTION OF ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 142. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), applies to all acquired intangible assets whether acquired singularly, as part of a group, or in a business combination. SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets," and carries forward provisions in Opinion 17 related to internally developed intangible assets. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill should no longer be amortized, but instead tested for impairment at least annually at the reporting unit level. The accounting provisions are effective for fiscal years beginning after December 31, 2001. A final Statement regarding this proposal is expected to be issued in the fourth quarter of 2002. Our adoption of Statement 144 effective January 1, 2002 did not have a material effect on our financial position or results of operations.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("Statement 144"), Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement 144 requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens presentation of discontinued operations to include more disposals. Our adoption of Statement 144 effective January 1, 2002 did not have a material effect on our financial position or results of operations.

     Statement of Financial Accounting Standards No. 145. Statement of Financial Accounting Standards No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections" ("SFAS 145"), updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." SFAS 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 related to SFAS No. 4 and SFAS No. 13 are effective for fiscal years beginning and transactions occurring after May 15, 2002, respectively. It is anticipated that the financial impact of SFAS 145 will not have a material effect on on our financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. PGE NEG will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a companys commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. It is anticipated that the financial impact of SFAS 146 will not have a material effect on on our financial position or results of operations.

                                    PART II

                               OTHER INFORMATION

1.       LEGAL PROCEEDINGS

     We are involved in various claims and legal actions that have arisen in the ordinary course of business. We believe that the liability provision in our consolidated financial statements is sufficient to cover any unfavorable outcome related to lawsuits in which we are currently named. Management believes that liabilities, if any, arising from these actions will not have a significant adverse effect on our financial condition or results of operations. However, due to the uncertain nature of legal proceedings, the actual outcome of these lawsuits may differ from the liability provision recorded in our consolidated financial statements.


Item 4.  RESULTS OF VOTES OF SECURITY HOLDERS

     On June 12, 2002 the annual meeting of shareholders of American Physicians Service Group, Inc. was held in Austin, Texas. Shareholders voted and approved the following motions:

         ELECTION OF DIRECTORS

         The names of the directors elected at the meeting along with numbers of votes for and withheld are as follows:

         Name                                 For                    Withheld
         ------------------                 ------------          -------------
         Robert L. Myer                      1,947,474                 40,095
         William A. Searles                  1,947,470                 40,099
         Kenneth S. Shifrin                  1,947,470                 40,099
         Marc. R. Still                      1,947,475                 40,094


         AMENDMENT TO STOCK OPTION PLAN

         Approval of amendment to the Company's 1995 Incentive and Non-qualified Stock Option Plan. The votes for, against, and abstain are as follows:

                  For:                 945,425
                  Against              375,842
                  Abstain                2,109

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                99.1     Certification of Chief Executive Officer
                99.2     Certification of Chief Financial Officer


         (b)      CURRENT REPORTS ON FORM 8-K.

                     Report filed March 6, 2002 concerning the February 25, 2002 sale by American Physicians Service Group, Inc. of 500,000 shares of common stock of Prime Medical Services, Inc.

                     Report filed April 2, 2002 concerning the March 19, 2002 sale by American Physicians Service Group, Inc. of 1,070,000 shares of common stock of Prime Medical Services, Inc.

                     Report filed July 25, 2002 concerning the change in certifying accountants from KPMG LLP to BDO Seidman LLP.