Form 10QSB
period 2002-09-30
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 2002-11-14
CIK 724024

=====================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE PERIOD ENDED SEPTEMBER 30, 2002

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

                                NUMBER OF SHARES
                                 OUTSTANDING AT
     TITLE OF EACH CLASS                             November 4, 2002
     --------------------                            ----------------
Common Stock, $.10 par value                             2,199,143

============================================================================

                                     PART I

                              FINANCIAL INFORMATION

Item 1 - Financial Statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands)

                                                           Three Months Ended                       Nine Months Ended
                                                      -----------------------------            ------------------------------
                                                              September 30,                            September 30,
                                                         2002              2001                   2002              2001
                                                      ------------      ------------           ------------      ------------

Revenues:

Financial services                                         $3,429            $3,212                 $9,727           $10,269
Insurance services                                          2,854             2,230                  7,204             5,384
Consulting                                                    899               821                  2,499             2,107
Investments and other                                          59                 5                    103                91
                                                      ------------      ------------           ------------      ------------
   Total revenue                                            7,241             6,268                 19,533            17,851

Expenses:

Financial services                                          3,078             2,869                  8,549             8,976
Insurance services                                          2,291             1,864                  5,681             4,448
Consulting                                                    760               991                  2,120             2,192
General and administrative                                    710               235                  1,419               894
Gain on sale of assets                                       (126)               --                   (881)               --
                                                      ------------      ------------           ------------      ------------
   Total expenses                                           6,713             5,959                 16,888            16,510
                                                      ------------      ------------           ------------      ------------

Operating income                                              528               309                  2,645             1,341

Gain on sale of investments (Note 4)                           64                --                  2,855                --
Equity in earnings (loss) of unconsolidated
   affiliates (Note 5)                                         --                34                    (44)              (62)
                                                      ------------      ------------           ------------      ------------

Earnings from continuing operations before
    interest, income taxes and minority interests             592               343                  5,456             1,279

Interest expense                                                4               124                     25               393
Income tax expense                                            222                95                  1,899               364

Minority interests                                            (70)              (42)                  (185)             (105)
                                                      ------------      ------------           ------------      ------------

Earnings from continuing operations                           296                82                  3,347               417

Discontinued operations:

Earnings from discontinued operations, net
  of income tax expense of $18 and $56 for
  the three and nine months in 2001                            --                35                     --               110
                                                      ------------      ------------           ------------      ------------

    Net earnings                                             $296              $117                 $3,347              $527
                                                      ============      ============           ============      ============



See accompanying notes to consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
            CONSOLIDATED STATEMENT OF EARNINGS PER SHARE (UNAUDITED)


(In thousands, except per share amounts)

                                                           Three Months Ended                        Nine Months Ended
                                                              September 30,                             September 30,
                                                      -------------------------------          -------------------------------
                                                          2002              2001                   2002              2001
                                                      -------------     -------------          -------------     -------------
Earnings (loss) per common share

Basic:
   Earnings from continuing operations                       $0.13             $0.04                  $1.48             $0.18
   Discontinued operations                                      --              0.01                     --              0.05
                                                      -------------     -------------          -------------     -------------
                                                      -------------     -------------          -------------     -------------
       Net earnings                                          $0.13             $0.05                  $1.48             $0.22
                                                      =============     =============          =============     =============


Diluted:
   Earnings from continuing operations                       $0.13             $0.04                  $1.40             $0.16
   Discontinued operations                                      --              0.01                     --              0.04
                                                      -------------     -------------          -------------     -------------
                                                      -------------     -------------          -------------     -------------
       Net earnings                                          $0.13             $0.05                  $1.40             $0.20
                                                      =============     =============          =============     =============


Basic weighted average shares
    outstanding                                              2,223             2,343                  2,266             2,343
                                                      =============     =============          =============     =============

Diluted weighted average
    shares outstanding                                       2,357             2,608                  2,393             2,601
                                                      =============     =============          =============     =============





See accompanying notes to consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



(In thousands)


                                              September 30,         December 31,
                                                 2002                   2001
                                              -------------         ------------
ASSETS                                         (Unaudited)

Current Assets:
  Cash and cash equivalents                       $9,543               $3,851
  Trading account securities                         106                  149
  Trade receivables, net                             709                  603
  Notes receivable - current                         602                  573
  Management fees and other receivables              496                  484
  Deposit with clearing organization                 499                  499
  Receivable from clearing organization               70                   69
  Net deferred income tax asset                       --                  282
  Income tax receivable                               --                  167
  Prepaid expenses and other                         539                1,147
                                               -----------          ------------
      Total current assets                        12,564                7,824


Notes receivable, less current portion               566                  999
Property and equipment                               396                  415
Investment in available for sale equity
  securities (Note 5)                              6,953                   --
Investment in available for sale fixed
  income securities                                1,394                   --
Investment in affiliate (Note 5)                      --               10,700
Other investments                                     10                   68
Net deferred income tax asset - non-current        3,127                1,453
Other assets                                         200                  201
                                                ----------           -----------
     Total Assets                                $25,210              $21,660
                                                ==========           ===========






See accompanying notes to consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS, continued

(In thousands, except share data)

                                                                              September 30,            December 31,
                                                                                     2002                     2001
                                                                                 --------------            ------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                              (Unaudited)

Current liabilities:
  Accounts payable - trade                                                              $1,096                  $1,044
  Payable to clearing broker                                                               156                     254
  Accrued incentive compensation                                                         1,401                   1,246
  Accrued expenses and other liabilities (Note 6)                                          458                   1,337
  Income tax payable                                                                       980                      --
  Deferred gain - current                                                                  488                     499
  Deferred tax liability - current                                                         748                      --
                                                                                 --------------            ------------

      Total current liabilities                                                          5,327                   4,380

Payable under loan participation agreements                                                259                     259
Deferred gain - non-current                                                              1,983                   1,955
Notes payable - long term                                                                   --                   2,275
                                                                                 --------------            ------------

      Total liabilities                                                                  7,569                   8,869

Minority interests                                                                         309                     124

Shareholders' Equity:
  Preferred stock, $1.00 par value, 1,000,000
    shares authorized, none issued or outstanding                                           --                      --
  Common stock, $0.10 par value, shares authorized 20,000,000;
    2,206,543 issued at 9/30/02 and 2,745,231 at 12/31/01
    2,206,543 outstanding at 9/30/02 and 2,359,231 at 12/31/01                             215                     275
  Additional paid-in capital                                                             5,590                   5,539
  Retained earnings                                                                      9,395                   8,310
  Accumulated other comprehensive income (loss),
     net of taxes                                                                        2,132                     (39)
  Treasury stock, at cost, zero shares at 9/30/02
     and 386,000 shares at 12/31/01                                                         --                  (1,418)
                                                                                 --------------            ------------

      Total shareholders' equity                                                        17,332                  12,667
                                                                                 --------------            ------------

Total Liabilities and Shareholders' Equity                                             $25,210                 $21,660
                                                                                 ==============            ============



See accompanying notes to consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
                                                        Nine Months Ended
                                                           September 30,
                                                   -----------------------------
                                                     2002                2001
                                                   ---------           ---------
Cash flows from operating activities:
  Cash received from customers                      $19,195            $17,678
  Cash paid to suppliers and employees              (17,332)           (16,719)
  Change in trading account securities                   43                 37
  Change in receivable from clearing
    organization                                        (99)               (73)
  Interest paid                                         (24)              (397)
  Income tax paid                                    (2,406)               (45)
  Interest, dividends and other investment
    proceeds                                            103                 91
                                                    ---------          --------
      Net cash (used in) provided by
        operating activities                           (520)               572

Cash flows from investing activities:
  Capital expenditures                                 (133)              (176)
  Proceeds from the sale of an investment            10,719                 --
  Purchase of bonds                                  (1,394)                --
  Investments in and advances to affiliate             (230)                --
  Funds loaned to others                               (150)            (2,373)
  Collection of notes receivable                        558              1,736
  Other                                                  --                 66
                                                    ---------          --------
    Net cash provided by (used in)
      investing activities                            9,370               (747)

Cash flows from financing activities:
  Proceeds from borrowings                               --              1,715
  Payment of long term debt                          (2,275)            (1,208)
  Purchase of treasury stock                         (1,058)                --
  Exercise of stock options                             175                 --
  Distribution to minority interest                      --                (80)
                                                    ---------          --------
    Net cash provided by (used in)
      financing activities                           (3,158)               427
                                                    ---------          --------

Net change in cash and cash equivalents              $5,692               $252

Cash and cash equivalents at beginning
   of period                                          3,851              2,988
                                                    ---------          --------
Cash and cash equivalents at end of period           $9,543             $3,240
                                                    =========          ========






See accompanying notes to consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), continued

(In thousands)
                                                            Nine Months Ended
                                                               September 30,
                                                        2002              2001
                                                      ---------        ---------
Reconciliation of net earnings to net
  cash provided by operating activities:

Net earnings                                            $3,347            $527

Adjustments to reconcile net earnings to net cash provided by operating activities:

Depreciation and amortization                              152             214
Forgiveness of debt and other                              151             164
Minority interest in consolidated earnings                 185             105
Undistributed loss of affiliates                            44              62
Gain on sale of assets                                    (881)             --
Gain on sale of investment                              (2,797)             --
Change in income tax receivable                          1,147             468
Provision for deferred taxes                            (1,631)           (146)
Provision for bad debt                                     117              15
Change in trading account securities                        43              37
Change in receivable from clearing organization            (99)            (73)
Change in management fees & other receivables              (12)           (603)
Change in trade receivables                               (223)            (42)
Change in prepaid expenses & other assets                  609              (1)
Change in trade accounts payable                            52             (88)
Change in accrued expenses & other liabilities            (724)            (67)
                                                        ---------       --------
   Net cash (used in) provided by
     operating activities                                ($520)           $572
                                                        =========       ========





See accompanying notes to consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
              For the Nine Months Ended September 30, 2001 and 2002
(In thousands)

                                                                                            Accumulated
                                                 Additional                                    Other                      Total
                                       Common     Paid-In      Retained    Comprehensive    Comprehensive   Treasury   Shareholders'
                                       Stock      Capital      Earnings    Income (loss)    Income (loss)    Stock        Equity
                                    ------------------------------------------------------------------------------------------------

Balance December 31, 2000 (audited)    $ 275      $ 5,539      $ 8,888                         $ (32)       $ (1,418)      $ 13,252
                                    ------------------------------------------------------------------------------------------------
Comprehensive income:
    Net income                           --           --           527           527              --              --            527
    Other comprehensive loss:
      Unrealized loss on securities,
      net of tax of $2                   --           --            --           (26)            (26)              --           (26)
Comprehensive income                     --           --            --           501              --               --            --
                                    ------------------------------------------------------------------------------------------------
Balance Sept 30, 2001 (unaudited)     $ 275      $ 5,539       $ 9,415          $ --           $ (58)        $ (1,418)     $ 13,753
                                    ================================================================================================


Balance December 31, 2001(audited)    $ 275      $ 5,539       $ 8,310                         $ (39)        $ (1,418)     $ 12,667
                                    ------------------------------------------------------------------------------------------------
Comprehensive income:
    Net income                           --           --         3,347       $ 3,347              --               --         3,347
    Other comprehensive income:
      Unrealized gain on  securities,
      net of taxes of $1,118             --           --            --         2,171           2,171               --         2,171
                                                                             ________
Comprehensive income                     --           --            --       $ 5,518              --               --            --
Treasury stock purchases                 --           --            --                            --           (1,058)       (1,058)
Cancelled treasury stock                (61)          --        (2,415)                           --            2,476            --
Stock options exercised                   1           21           154                            --               --           176
Stock Options expensed                   --           30            --                            --               --            30
                                    ------------------------------------------------------------------------------------------------
Balance Sept 30, 2002 (unaudited)      $215       $5,590        $9,395          $ --         $ 2,132             $ --      $ 17,332
                                    ================================================================================================




See accompanying notes to consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)


1.  GENERAL

     The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements for the three and nine months ended September 30, 2002 and 2001 reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Such adjustments consist of only items of a normal recurring nature. These consolidated financial statements have not been audited by our independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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

2.       MANAGEMENT'S ESTIMATES

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

3  CONTINGENCIES

     Under agreements with former doctor shareholders of Syntera, our practice management company that was merged with FemPartners in 1999, we agreed to exchange their shares in Syntera for the common stock of American Physicians Service Group, Inc., or cash, if the Syntera shares did not become publicly traded. Through March 31, 2002 we paid approximately

$2,956,000 in cash related to these agreements, thus satisfying all liabilities related to these agreements.

     We have extended various lines of credit to Uncommon Care totaling $4.69 million with interest rates between 10% and 12%. During 2001 we agreed to modify the terms of the foregoing notes. For the period July 1, 2001 through September 30, 2002 the interest rate was 4% and payments were paid in-kind (PIK) in the form of Uncommon Care common stock at $0.57 per share. Additionally, the PIK stock may be repurchased by Uncommon Care through June 30, 2004 at a price of $.64 per share. We agreed to these modified terms to improve Uncommon Care's liquidity and to assist it in complying with the terms of its bank covenants. PIK payments during 2002 increased our ownership in Uncommon Care preferred and common stock from 38% to 42% as of September 30, 2002 on a fully converted basis.

     During the year we guaranteed a loan in the maximum amount of $110,000 for a director, William Searles. The guarantee was collateralized by Mr. Searles' options to purchase American Physicians and Prime Medical shares as well as Mr. Searles' common stock interest in Uncommon Care. As a result of recent regulatory restrictions, we informed all of our officers and directors that we could no longer make or guarantee loans. The loan had a zero balance as of the date of this filing.

     We are involved in various claims and legal actions that have arisen in the ordinary course of business. Management believes that any liabilities arising from these actions will not have a significant adverse effect on our financial condition or results of operations.

     During the third quarter of 2002 we entered into discussions with senior management of our environmental consulting subsidiary, Eco Systems, Inc.
("Eco"), regarding a management buyout of Eco. We expect to complete the transaction following the date of this report. Terms of the transaction call for us to recover, on an accelerated basis, certain loans made to Eco and for Eco to continue our management services agreement. We do not expect the transaction to have a material impact on our financial condition or results of operations.Eco had been acquired in a foreclosure proceeding related to loans which we had made in 1996 and does not fit into our long-term business plan.

4. GAIN RECOGNITION

     During the three and nine months ended September 30, 2002, we sold 11,200 and 1,591,200 shares of the common stock of Prime Medical reducing our interest to less than 5%. In connection with these sales we received proceeds of approximately $119,000 and $10,719,000 and recognized a gain of $64,000 and $2,855,000, respectively.

     Additionally, we recognized $512,000 of deferred gain related to the sale of real estate to Prime in November 2001. At the time of the real estate sale, we deferred a portion of the total gain to reflect our interest in the purchaser. During the first nine months of 2002, we have recognized these deferred gains proportionately to our reduction of our interest in Prime.

5.  EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES

     At September 30, 2002 we owned less than 5% (752,603 shares) of the outstanding common stock of Prime Medical. As a result of our reduced ownership interest and as a result of Board of Directors changes mentioned in our Form 10-KSB for the year ended December 31, 2001, we ceased accounting for our investment in Prime Medical using the equity method effective March 19, 2002 and began accounting for our investment in Prime as an available for sale security in accordance with SFAS 115. Accordingly, our investment in Prime Medical is reported at fair value in our balance sheet. We recognized $186,000 of equity earnings during the first quarter of 2002 prior to converting to the cost method. This change in accounting also resulted in a balance sheet reclassification for our investment in Prime Medical from "Investment in Affiliate" to "Investment in Available for Sale Equtiy Securities".

     The common stock of Prime Medical is traded in the over-the-counter market under the symbol "PMSI". Prime Medical is a Delaware corporation which is required to file with the Securities and Exchange Commission annually, quarterly and other reports and documents containing financial and other information regarding Prime Medical. Such reports and documents may be examined and copies may be obtained from the offices of the Securities and Exchange Commission. A table detailing our investment in Prime Medical follows:

     Fair Value September 30, 2002            Book Value at Date of Conversion *
----------------------------------------      ----------------------------------
  No. of
Shares Owned    MV per Share     Fair Value       BV per Share      Book Value
------------    ------------     ----------       ------------      ----------
   752,603         $9.24         $6,953,000          $5.02          $3,837,000

     * Book Value at March 19, 2002, the date of conversion from accounting for our investment in Prime Medical common stock using the equity method to accounting for it as a marketable security.

     The difference  between the September 30, 2002 fair value and book value at
date  of  conversion  is  classified  on  the  consolidated   balance  sheet  in
accumulated other comprehensive income.

The condensed statements of operations for Prime Medical follows (unaudited, in thousands):

Condensed statements of operations for the nine months ended September 30, 2002 and 2001

                                                     2002             2001
                                                   --------         --------
         Total revenue                             $126,305         $114,092
         Gross profit                                25,151           50,122
         Income from continuing operations           19,851           39,465
         Net income (loss)                           (2,970)           6,313


     At September 30, 2002 the Company owned convertible preferred and common stock of Uncommon Care, a developer and operator of dedicated Alzheimer's care facilities. We have applied the guidance of EITF 99-10, specifically the percentage of ownership method, in applying the equity method to our investment in Uncommon Care. Uncommon Care's common stock equity had been eliminated by losses prior to our investment and, accordingly, we recognized 100% of the losses of Uncommon Care based on our ownership of 100% of its preferred stock equity and subordinated debt. During 2001 our total basis in our investment and advances to Uncommon Care was reduced to zero. Until such time as Uncommon Care becomes profitable and our future equity in these profits fully offsets our prior period combined equity losses, future advances to Uncommon Care will result in a loss when advanced. Advances to Uncommon Care have totaled $230,000 through September 30, 2002.

     The common and preferred shares owned by the Company, together with common stock to be paid-in-kind, are convertible into approximately a 42% interest in the common equity in Uncommon Care. We continue to record our investment in and advances to Uncommon Care on the equity method.

The condensed statements of operations for Uncommon Care follows (unaudited, in thousands):

Condensed statements of operations for the nine months ended September 30, 2002 and 2001

                                                       2002              2001
                                                      ------            -------
         Total revenue                                $5,691            $4,756
         Gross profit                                    980               376
         Loss from continuing operations                (440)           (1,393)
         Net loss                                       (631)           (1,322)

6.  ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consists of the following:

                                              September 30       December 31
                                                   2002              2001
                                               (Unaudited)
                                              ------------       ------------
Taxes                                          $  79,000        $    61,000
Contractual/legal fees and claims                 13,000          1,031,000
Vacation                                         140,000            140,000
Other                                            226,000            105,000
                                                --------          ---------
                                                $458,000         $1,337,000
                                                ========          =========


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

                                  For the Three Months Ended September 30, 2002
                                 ----------------------------------------------
                                   Earnings          Shares           Per Share
                                  (Numerator)     (Denominator)         Amount
Earnings from                     ----------       -----------        ---------
  continuing operations           $ 296,000

Basic EPS
 Earnings available to
     common stockholders            296,000         2,223,000           $0.13
                                                                        =====
Effect of dilutive securities            --           134,000
 Diluted EPS                      ---------         ---------
 Earnings available to
    common stockholders and
    assumed conversions           $ 296,000         2,357,000           $0.13
                                  =========         =========           =====



                                  For the Three Months Ended September 30, 2001
                                  ---------------------------------------------
                                   Earnings          Shares           Per Share
                                  (Numerator)     (Denominator)         Amount
Earnings from continuing          -----------     ------------        ---------
   operations                     $  82,000
     Discontinued operations,
      net of tax                     35,000
                                    -------
Basic EPS
   Earnings available to
    Common stockholders             117,000          2,343,000          $ 0.05
                                                                        ======

Effect of dilutive securities            --            265,000
Diluted EPS                       ---------          ---------
   Earnings available to common
    stockholders and assumed
    conversions                   $ 117,000          2,608,000          $ 0.05
                                  =========          =========          ======

                                   For the Nine Months Ended September 30, 2002
                                   --------------------------------------------
                                    Earnings           Shares         Per Share
                                   (Numerator)      (Denominator)       Amount
Earnings from                      ----------       ------------      ---------
 continuing operations            $ 3,347,000

Basic EPS
 Earnings available to
     common stockholders            3,347,000        2,266,000           $1.48
                                                                         =====
Effect of dilutive securities              --          127,000
 Diluted EPS                      -----------        ---------
 Earnings available to
    common stockholders and
    assumed conversions           $ 3,347,000        2,393,000           $1.40
                                  ===========        =========           =====



                                   For the Nine Months Ended September 30, 2001
                                   --------------------------------------------
                                    Earnings           Shares         Per Share
                                   (Numerator)      (Denominator)       Amount
Earnings from                      ----------       ------------      ---------
  continuing operations             $ 417,000
     Discontinued operations,
     net of tax                       110,000
                                    ---------
Basic EPS
 Earnings available to
     common stockholders              527,000        2,343,000           $0.22
                                                                         =====
Effect of dilutive securities              --          258,000
 Diluted EPS                        ---------        ---------
 Earnings available to
    common stockholders and
    assumed conversions             $ 527,000        2,601,000           $0.20
                                    =========        =========           =====


     Unexercised employee stock options to purchase 116,500 and 515,500 shares of the Company's common stock for the three months ended September 30, 2002 and 2001, respectively, and to purchase 266,500 and 515,500 for the nine months ended September 30, 2002 and 2001, respectively, were not included in the computations of diluted EPS because the effect would be antidilutive as their exercise price exceeded the average stock price during the period.

8.    SEGMENT INFORMATION

     The  Company's   segments  are  distinct  by  type  of  service   provided.
Comparative financial data for the three and nine month periods ended September 30, 2002 and 2001 are shown as follows:

                                               Three months ended September 30,

                                                     2002                2001
         Operating Revenue:                       ---------           ---------
             Financial services                   $3,429,000         $3,212,000
             Insurance services                    2,854,000          2,230,000
             Consulting                              899,000            821,000
             Corporate                                69,000            517,000
                                                  ----------          ---------
                                                  $7,251,000         $6,780,000
                                                  ==========          =========
         Reconciliation to Consolidated
           Statement of Operations:
             Total segment revenues               $7,251,000         $6,780,000
             Less: Intercompany dividends                 --           (450,000)
                   Intercompany interest             (10,000)           (62,000)
                                                   ---------          ---------
                        Total Revenues            $7,241,000         $6,268,000
                                                   =========          =========
         Operating Income (Loss)
             Financial services                   $  351,000        $   343,000
             Insurance services                      563,000            366,000
             Consulting                              139,000           (170,000)
             Corporate                              (525,000)          (230,000)
                                                    --------           --------
         Total segments operating profits            528,000            309,000

         Gain on sale of investments                  64,000                 --
         Equity in earnings of unconsolidated
          affiliates                                      --             34,000
                                                     -------            -------
         Earnings from continuing operations
          before income taxes and minority
          interests                                  592,000            343,000

         Interest expense                              4,000            124,000
         Income tax expense                          222,000             95,000
         Minority interests                          (70,000)           (42,000)
                                                     -------            -------
         Net earnings from discontinued
           operations, net of income tax                  --             35,000

         Net earnings                              $ 296,000           $117,000
                                                   =========           ========

                                                Nine months ended September 30,

                                                     2002               2001
         Operating Revenue:                       -----------       -----------
             Financial services                   $ 9,727,000       $10,269,000
             Insurance services                     7,204,000         5,384,000
             Consulting                             2,499,000         2,107,000
             Corporate                                387,000         1,569,000
                                                   ----------        ----------
                                                  $19,817,000       $19,329,000
                                                   ==========        ==========
         Reconciliation to Consolidated
           Statement of Operations:
             Total segment revenues               $19,817,000       $19,329,000
             Less: Intercompany dividends            (245,000)       (1,300,000)
                   Intercompany interest              (39,000)         (178,000)
                                                   ----------        ----------
                        Total Revenues            $19,533,000       $17,851,000
                                                   ==========        ==========
         Operating Income (Loss)
             Financial services                  $  1,178,000      $  1,293,000
             Insurance services                     1,523,000           936,000
             Consulting                               379,000           (85,000)
             Corporate                               (435,000)         (803,000)
                                                    ---------         ---------
         Total segments operating profits           2,645,000         1,341,000

         Gain on sale of investments                2,855,000                --
         Equity in loss of unconsolidated
            affiliates                                (44,000)          (62,000)
         Earnings from continuing operations         --------           -------
            before income taxes and minority
            interests                               5,456,000         1,279,000

         Interest expense                              25,000           393,000
         Income tax expense                         1,899,000           364,000
         Minority interests                          (185,000)         (105,000)
                                                    ---------          --------
         Earnings from continuing operations      $ 3,347,000          $417,000

         Net earnings from discontinued
           operations, net of income tax                   --           110,000

         Net earnings                             $ 3,347,000          $527,000
                                                   ==========          ========

Item 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

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

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. We periodically review the carrying value of our assets to determine if events and circumstances exist indicating that assets might be impaired. If facts and circumstances support this possibility of impairment, our management will prepare undiscounted and discounted cash flow projections which require judgments that are both subjective and complex. Management may also obtain independent valuations. See Note 21 to the consolidated financial statements in our annual report for the year ended December 31, 2001 on Form 10-KSB.

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

     At September 30, 2002 we owned less than 5% of the outstanding common stock of Prime Medical. As a result of our reduced ownership interest and as a result of Board of Directors changes mentioned in our Form 10-KSB for the year ended December 31, 2001, we ceased accounting for our investment in Prime Medical using the equity method effective March 19, 2002 and began accounting for our investment in Prime as an available for sale security in accordance with SFAS
115. Accordingly, our investment in Prime Medical is reported at fair value in our balance sheet. We recognized $186,000 of equity earnings during the first quarter of 2002 prior to converting to the cost method. This change in accounting also resulted in a balance sheet reclassification for our investment in Prime Medical from "Investment in Affiliate" to "Investment in Available for Sale Equtiy Securities".

     At September 30, 2002 the Company owned convertible preferred and common stock of Uncommon Care, a developer and operator of dedicated Alzheimer's care facilities. We have applied the guidance of EITF 99-10, specifically the percentage of ownership method, in applying the equity method to our investment in Uncommon Care. Uncommon Care's common stock equity had been eliminated by losses prior to our investment and, accordingly, we recognized 100% of the losses of Uncommon Care based on our ownership of 100% of its preferred stock equity and subordinated debt. During 2001 our total basis in our investment and advances to Uncommon Care was reduced to zero. Until such time as Uncommon Care becomes profitable and our future equity in these profits fully offsets our prior period combined equity losses, future advances to Uncommon Care will result in a loss when advanced. Advances to Uncommon Care have totaled $230,000 through September 30, 2002.


RESULTS OF OPERATIONS

REVENUES

     Revenues from operations increased $973,000 (16%) and $1,682,000 (9%) for the three and nine month periods ended September 30, 2002, respectively, compared to the same periods in 2001. Revenues increased in the current three month period at all segments compared to the same period in 2001. For the current year nine month period, revenues increased at our insurance services, consulting and corporate segments and decreased at our financial services segment compared to the same period in 2001.

     Financial services revenues increased $217,000 (7%) but decreased $542,000 (5%) for the three and nine month periods ended September 30, 2002, respectively, compared to the same periods in 2001. The increase in the current year three month period was due to strong September 2002 commission revenues at APS Financial, our broker dealer division of APS Investment Services, Inc., compared to those of last year following the significant negative effects in the stock market resulting from the tragic events of September 11, 2001. For the nine month period, revenues were down, continuing to reflect the general industry slowdown in the volume of securities transactions. With treasury rates at historic lows, market participants have been reluctant to invest in longer-term fixed income securities. And, investor demand for corporate debt continues to be limited due to weak economic and revenue forecasts.

     Our insurance services revenues from our premium-based insurance management segment, APS Insurance Services, increased $624,000 (28%) and $1,820,000 (34%) for the three and nine month periods ended September 30, 2002, respectively, compared to the same periods in 2001. The increase in both periods is due to greater management fees and commissions, resulting from higher insurance premiums. Premiums have increased due to rate increases at the managed insurance company.

     Our consulting segment revenues increased $78,000 (9%) and $392,000 (19%) for the three and nine month periods ended September 30, 2002, respectively, compared to the same periods in 2001. Billable hours have increased 14% in 2002 resulting from an increased workload performed for our largest client and new business involving wetlands mitigation construction and remedial investigation projects.

     During the third quarter of 2002 we entered into discussions with senior management of our environmental consulting subsidiary, Eco Systems, Inc.
("Eco"), regarding a management buyout of Eco. We expect to complete the transaction following the date of this report. Terms of the transaction call for us to recover, on an accelerated basis, certain loans made to Eco and for Eco to continue our management services agreement. We do not expect the transaction to have a material impact on our financial condition or results of operations.

     Eco had been acquired in a foreclosure proceeding related to loans which we had made in 1996 and does not fit into our long-term business plan.


EXPENSES

     Total operating expenses increased $754,000 (13%) and $378,000 (2%) for the three and nine month periods ended September 30, 2002, respectively, compared to the same periods in 2001. For the current year three month period, expenses increased at our financial services, insurance services and corporate segments and decreased at our consulting segment. For the current year nine month period, expenses at our insurance services and corporate segments increased while expenses at our financial services and consulting segments decreased.

     Financial services expense increased $209,000 (7%) but decreased $427,000 (5%) for the three and nine month periods ended September 30, 2002, respectively, compared to the same periods in 2001. The primary reason for the current year variances in both periods is the variances in commission expense resulting from the changes in commission revenue at APS Financial mentioned earlier. For the current year three month period, commission expenses increased $216,000 (12%) compared to the same three months in 2001 due to increased commission revenues during the current quarter. For the current year nine month period, commission expenses were down $279,000 (5%) compared to the same nine months in 2001 due to lower commission revenues earned in the current year. Profits at APS Financial are down 4% and 18% for the three and nine month period ended September 30, 2002, respectively, compared to the same periods in 2001. This decrease in profits was responsible for a current year nine month decrease of $273,000 (31%) in accrued management incentive compensation as this accrual is calculated solely on net profits. Also, legal and professional fees decreased 39% in the first nine months of 2002 compared to the same period in 2001 as there were no legal fees associated with investment banking activities this year that were incurred last year.

     Insurance services expenses at the insurance management subsidiary increased $427,000 (23%) and $1,233,000 (28%) for the three and nine month periods September 30, 2002, respectively, compared to the same periods in 2001. The current three and nine month period increase is due primarily to a $222,000 (23%) and $698,000 (38%) increase, respectively, in commission expense paid to third party agents arising because of the aforementioned increase in commission income. Also higher this year is payroll related expenses which rose $126,000 (18%) and $327,000 (16%) in the current year three and nine month periods, respectively, as a result of creating two new vice-presidential positions and normal annual merit raises.

     Consulting expenses decreased $231,000 (23%) and $72,000 (3%) for the three and nine month periods ended September 30, 2002, respectively, compared to the same periods in 2001. The primary reason for the decrease in the current quarter is a reduction in legal fees. During 2001, we were involved in a lawsuit that was eventually lost in the fourth quarter of 2001.

     General and administrative expenses increased $475,000 (202%) and $525,000 (59%) for the three and nine month periods September 30, 2002, respectively, compared to the same periods in 2001. The increase in both current year periods is due primarily to a $366,000 and $364,000 increase in the three and nine month current periods, respectively, to accrued management incentive expense. Management incentive, a formula driven expense, has increased this year as a result of the increase in consolidated profit brought about in large part by the profits on the sales of Prime Medical common stock mentioned below.

     Gain on sale of assets for the three months ended September 30, 2002, in the amount of $126,000, primarily represents the amortization of deferred gain attributable to the November, 2001 sale of real estate and subsequent leaseback of office space. We had deferred $2,400,000 of the $5,000,000 gain and will recognize income monthly over the life of the five year lease. For the nine month period ended September 30, 2002, amortization of deferred gains equaled $365,000. In addition, since the sale of the real estate was to our then 15% owned affiliate, Prime Medical, we had deferred an additional $760,000 of the $5,000,000 gain, as required by the equity method of accounting. During 2002 we reduced our investment in Prime Medical and subsequently recognized a proportionate percentage of the deferred gain, or about $516,000.

     Interest expense decreased $120,000 (97%) and $368,000 (94%) for the three and nine month periods ended September 30, 2002, respectively, compared to the same periods in 2001. The primary cause of the current period decrease is the payoff of the Company's note payable from a balance of $5,150,000 at September 30, 2001 to zero at September 30, 2002.


GAIN ON SALE OF INVESTMENTS

     The three and nine month gains represent gains on the sale of 11,200 and 1,591,200 shares of Prime Medical common stock. As a result of these sales, as of September 30, 2002, we own approximately 753,000 shares of Prime Medical amounting to an ownership percentage of slightly less than 5%.


EQUITY IN EARNINGS (LOSS) OF UNCONSOLIDATED AFFILIATES

     Our equity in the earnings of Prime Medical decreased $346,000 (100%) and $765,000 (80%) for the three and nine month periods ended September 30, 2002, respectively, compared to the same periods in 2001 as we no longer account for our investment in Prime Medical using the equity method of accounting, as was the case in 2001. As of March 19, 2002, we ceased accounting for our investment in Prime Medical using the equity method of accounting because (1) on January 1, 2002, Kenneth S. Shifrin, the Company's Chairman and CEO, stepped down from day-to-day operations as Executive Chairman of the Board of Prime Medical, but will continue to serve as non-executive Chairman; (2) in December 2001, Prime Medical's CEO, Brad Hummel, resigned from our board of directors; and (3) from January to March 19, 2002, we sold 1,570,000 shares of Prime Medical reducing our ownership percentage to slightly less than 5%.

     Our equity in losses of Uncommon Care decreased $312,000 (100%) and $782,000 (77%) for the three and nine month periods ended September 30, 2002, respectively, compared to the same periods in 2001 primarily as a result of our limiting our losses in Uncommon Care to our total investment and advances to Uncommon Care, which was reduced to zero during 2001. Once we reduced our total investment to zero, as required under the equity method, we ceased recording equity losses. Until such time as Uncommon Care becomes profitable and future equity in these profits fully offsets our prior period combined equity losses, future advances to Uncommon Care will result in a loss when advanced. Advances to Uncommon Care totaling $230,000 in February 2002 account for the loss recorded during the first quarter 2002. Repayments by Uncommon Care totaling $125,000 received in the third quarter of 2002 were recorded as deferred income. Future advances will not affect net income until such time as they exceed the amount repaid.

MINORITY INTERESTS

     Minority interests represents the combination of two outside interests in subsidiaries of the Company: a twenty percent interest of Insurance Services owned by FPIC Insurance Group, Inc. and a three percent interest of APS Asset Management, a subsidiary of the financial services subsidiary of the Company (APS Investment Services), owned by key individuals within APS Asset Management. Minority interests increased in the current year primarily as a result of increased profitability of our insurance services segment.

SHAREHOLDERS' EQUITY

     For the three months ended September 30, 2002, we purchased 71,000 and cancelled 73,000 shares of treasury stock. The net effect of these purchases and cancellations was to decrease treasury stock $8,000, representing the cost of the cancelled shares, to decrease common stock by $7,000, determined by multiplying the number of shares cancelled by $0.10 par value, and to decrease retained earnings $302,000. For the nine months ended September 30, 2002, we purchased 226,000 and cancelled 612,000 shares of treasury stock. The net effect of these purchases and cancellations was to decrease the treasury stock $1,418,000, to decrease common stock by $60,000, and to decrease retained earnings $2,158,000.

     Through September 30, 2002, we recorded other comprehensive income of $2,132,000 which represents unrealized holding gains on securities held for sale, primarily in Prime Medical common stock, net of tax. Changes in fair value for securities categorized as "available for sale" are excluded from earnings and reported net of deferred income taxes in shareholders' equity until realized.

LIQUIDITY AND CAPITAL RESOURCES

     Current assets exceeded current liabilities by $7,237,000 at September 30, 2002 and $3,444,000 at December 31, 2001. Working capital rose in 2002 due to the sale of 1,591,200 shares of Prime Medical common stock which added approximately $10,719,000 in cash. Partially offsetting this was $2,275,000 in cash used to pay off a note payable and the purchase of $1,395,000 in available for sale bonds.

     Capital expenditures through the nine month period ended September 30, 2002 were approximately $133,000. Total capital expenditures are expected to be approximately $150,000 in 2002.

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

ADOPTION OF ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations, and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that we use the purchase method of accounting for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. We adopted the provisions of Statement 141 in 2001. Our adoption of Statement 141 did not have any impact on our consolidated financial statements. As of September 30, 2002, we had no goodwill or other intangible assets.

     In June 2001, the Financial and Accounting Standards Board issued Statement of Financial Accounting Standards No. 142. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which applies to all acquired intangible assets whether acquired singularly, as part of a group, or in a business combination. SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets," and carries forward provisions in Opinion 17 related to internally developed intangible assets. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill should no longer beamortized, but instead tested for impairment at least annually at the reporting unit level. The accounting provisions are effective for fiscal years beginning after December 15, 2001. Our adoption of Statement 142 effective January 1, 2002 did not have a material effect on our financial position or results of operations.

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

     In April 2002, the Financial and Accounting Standards Board issued Statement of Financial Accounting Standards No. 145. Statement of Financial Accounting Standards No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections" ("SFAS 145"), which updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." SFAS 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 related to SFAS No. 4 and SFAS No. 13 are effective for fiscal years beginning and transactions occurring after May 15, 2002, respectively. Adoption of this standard will not have any immediate effect on our consolidated financial statements.

     In September 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. Adoption of this standard will not have any immediate effect on our consolidated financial statements.



Item 3.
                             CONTROLS AND PROCEDURES

     a.) Within the 90-day period prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our reports (including those of our consolidated subsidiaries) required to be included in our Exchange Act filings.

     b) There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

                                    PART II

                               OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

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



Item 2.  CHANGES IN SECURITIES

     For the three months ended September 30, 2002, we purchased 71,000 and cancelled 73,000 shares of treasury stock. The net effect of these purchases and cancellations was to decrease treasury stock $8,000, representing the cost of the cancelled shares, to decrease common stock by $7,000, determined by multiplying the number of shares cancelled by $0.10 par value, and to decrease retained earnings $302,000. For the nine months ended September 30, 2002, we purchased 226,000 and cancelled 612,000 shares of treasury stock. The net effect of these purchases and cancellations was to decrease the treasury stock $1,418,000, to decrease common stock by $60,000, and to decrease retained earnings $2,158,000.



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                99.1     Certification of Chief Executive Officer
                99.2     Certification of Chief Financial Officer


         (b)      Reports on Form 8-K.


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


                                      AMERICAN PHYSICIANS SERVICE GROUP, INC.




                                      By:  /s/     William H. Hayes
                                           ----------------------------------
                                            William H. Hayes,  Vice President
                                             and Chief Financial Officer




Dated:            November 14, 2002


           CERTIFICATION OF CHIEF EXECUTIVE OFFICER PUSUANT TO SECTION 302 OF
                             SARBANES-OXLEY ACT OF 2002


I,  Kenneth S. Shifrin, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of American Physicians Service Group, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this quarterly report;

 4. The issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the issuer and we:

                                     - 29 -
         a) designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The issuer's other certifying officers and I have disclosed, based on our most recent evaluation, to the issuer's auditors and the audit committee of the board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. The issuer's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:             November 14, 2002


/s/ Kenneth S. Shifrin
-----------------------
Kenneth S. Shifrin
Chairman of the Board

           CERTIFICATION OF CHIEF FINANCIAL OFFICER PUSUANT TO SECTION 302 OF
                          SARBANES-OXLEY ACT OF 2002


I,  William H. Hayes, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of American Physicians Service Group, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this quarterly report;

4. The issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the issuer and we:


         a) designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The issuer's other certifying officers and I have disclosed, based on our most recent evaluation, to the issuer's auditors and the audit committee of the board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and



6. The issuer's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:             November 14, 2002


/s/ William H. Hayes
---------------------------
William H. Hayes
Senior Vice President-Finance