Form 10KSB
period 2002-12-31
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 2003-03-31
CIK 724024

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
  X        Annual  Report  Pursuant to Section 13 or 15(d) of the  Securities
----- Exchange Act of 1934 for the fiscal year ended December 31, 2002 Transition Report Pursuant to Section 13 or 15(d) of the Securities
-----      Exchange Act of 1934

                         Commission File Number: 0-11453

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
             (Exact name of registrant as specified in its charter)

                         Texas
(State or other jurisdiction of incorporation or organization)

                       75-1458323
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

              Aggregate Market Value at March 24, 2003: $6,768,033

Indicate the number of shares outstanding of each of the registrant's class of common stock, as of the latest practicable date.
                                                         Number of Shares
                                                           Outstanding At
            Title of Each Class                            March 24, 2003
            -------------------                           ----------------
         Common Stock, $.10 par value                        2,131,043

                       Documents Incorporated By Reference
    Selected portions of the Registrant's definitive proxy material for the 2003 annual meeting of shareholders are incorporated by reference into
    Part III of the Form 10-KSB.

            AMERICAN PHYSICIANS SERVICE GROUP, INC., AND SUBSIDIARIES

                          ANNUAL REPORT ON FORM 10-KSB

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002



References in this report to "we", "us", "our", and the "Company" mean American Physicians Service Group, Inc.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     We, through our subsidiaries, provide services that include brokerage and investment services to individuals and institutions, and management services to malpractice insurance companies.

     We were organized in October 1974 under the laws of the State of Texas. Our principal executive office is at 1301 Capital of Texas Highway, Suite C-300, Austin, Texas 78746, and its telephone number is (512) 328-0888.

     Financial information about our industry segments is disclosed in Note 16 to our accompanying Consolidated Financial Statements in Appendix A.

OUR FINANCIAL SERVICES

     Through our subsidiaries, APS Financial Corporation, or APS Financial, and APS Asset Management, Inc., or Asset Management, we provide investment and investment advisory services to institutions and individuals throughout the United States. Our revenues from this segment were 52% and 57% of our total revenues in 2002 and 2001, respectively.

     APS Financial is a fully licensed broker/dealer that provides brokerage and investment services primarily to institutional and high net worth individual clients. APS Financial also provides portfolio accounting, analysis, and other services, to insurance companies, banks, and public funds. APS Financial has its main office in Austin, Texas with a branch offices in Houston, Texas and Redmond, Washington.

     APS Financial charges commissions on both exchange and over-the-counter, or OTC, transactions in accordance with industry practice. When APS Financial executes OTC transactions as a dealer, it receives, in lieu of commissions, markups or markdowns.

     APS Financial is a member of the National Association of Securities Dealers, Inc., or NASD, the Securities Investor Protection Corporation, or SIPC, the Securities Industry Association, and, in addition, is licensed in 44 states and Washington D.C.

     Every registered broker/dealer doing business with the public is subject to stringent rules with respect to net capital requirements promulgated by the Securities and Exchange Commission, or SEC. These rules, which are designed to measure the financial soundness and liquidity of broker dealers, specify minimum net capital requirements. Since we (as opposed to APS Financial) are not a registered broker dealer, we are not subject to these rules. However, APS Financial is subject to these rules. Compliance with applicable net capital requirements could limit APS Financial's operations, such as limiting or prohibiting trading activities that require the use of significant amounts of capital. A significant operating loss or an extraordinary charge against net capital could adversely affect the ability of APS Financial to expand or even maintain its present levels of business. At February 28, 2003, APS Financial was in compliance with all applicable net capital requirements.

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

OUR INSURANCE SERVICES

     APS Insurance Services, Inc., or Insurance Services, is an 80% owned subsidiary of ours. Insurance Services, through its wholly-owned subsidiaries APS Facilities Management, Inc., or FMI, and American Physicians Insurance Agency, Inc., or Agency, provides management and agency services to medical malpractice insurance companies. Our revenues from this segment contributed 36% and 32% of our total revenues in 2002 and 2001, respectively.

     Substantially all of our revenue from this segment was attributable to FMI providing management services to American Physicians Insurance Exchange, or APIE, a reciprocal insurance exchange. A reciprocal insurance exchange is an organization that sells insurance only to its subscribers, who pay, in addition to their annual insurance premiums, a contribution to the exchange's surplus. These exchanges generally have no paid employees but instead enter into a contract with an "attorney-in-fact" that provides all management and administrative services for the exchange. As the attorney-in-fact for APIE, FMI receives a percentage of the earned premiums of APIE, as well as a portion of APIE's profits. The amount of these premiums can be adversely affected by competition. Substantial underwriting losses, which might result in a curtailment or cessation of operations by APIE, would also adversely affect FMI's revenue and, accordingly, our revenue. To limit possible underwriting losses, APIE currently reinsures its risk in excess of $250,000 per medical incident. APIE offers medical professional liability insurance for physicians in Texas and Arkansas. FMI's assets are not subject to any insurance claims by policyholders of APIE.

    APIE was organized in 1975, and FMI has been its exclusive manager since its inception. The management agreement between FMI and APIE basically provides for full management by FMI of the affairs of APIE under the direction of APIE's physician board of directors. Subject to the direction of this board, FMI sells and issues policies, investigates, settles and defends claims, and otherwise manages APIE's affairs. In consideration for performing its services, FMI receives a percentage fee based on APIE's earned premiums (before payment of reinsurance premiums), as well as a portion of APIE's profits. FMI pays salaries and personnel related expenses, rent and office operations costs, data processing costs and many other operating expenses of APIE. APIE is responsible for the payment of all claims, claims expenses, peer review expenses, directors' fees and expenses, legal, actuarial and auditing expenses, its taxes, outside agent commissions and certain other specific expenses. Under the management agreement, FMI's authority to act as manager of APIE is automatically renewed each year unless a majority of the subscribers to APIE elect to terminate the management agreement by reason of an adjudication that FMI has been grossly negligent, has acted in bad faith or with fraudulent intent or has committed willful misfeasance in its management activities. Termination of FMI's management agreement with APIE would have a material adverse effect on us.

     During 1997, FPIC Insurance Group, Inc., or FPIC, purchased a 20% interest in Insurance Services from us. In conjunction with that purchase, FPIC's subsidiary, First Professional Insurance Company, Inc., or First Professional, entered into marketing and reinsurance agreements with Agency and APIE for business conducted in Texas. Agency has sales, marketing, underwriting and claims handling authority for First Professional in Texas and receives commissions for these services. First Professional also entered into a reinsurance agreement with APIE under which APIE reinsures substantially all of First Professional's risk in Texas under medical professional liability policies issued or renewed by First Professional on behalf of Texas health care providers after March 27, 1997. However, in September 2002, FPIC filed a withdrawal plan with the Texas Department of Insurance. As a result, no new policies will be underwritten by FPIC and no existing policies will be renewed beginning January 1, 2003. We anticipate that substantially all of this business will be written directly through APIE and that there will be no material adverse impact on the operations of APIE and consequently, on insurance services.

     APIE is authorized to do business in the states of Texas and Arkansas. First Professional is licensed in several states. Both companies specialize in writing medical professional liability insurance for health care providers. They write insurance in Texas primarily through purchasing groups and are not subject to certain rate and policy form regulations issued by the Texas Department of Insurance. They review applicants for insurance coverage based on the nature of their practices, prior claims records and other underwriting criteria. APIE is one of the largest medical professional liability insurance companies in the State of Texas. APIE is the only professional liability insurance company based in Texas that is wholly-owned by its subscriber physicians.

     Generally, medical professional liability insurance is offered on either a "claims made" basis or an "occurrence" basis. "Claims made" policies insure physicians only against claims that occur and that are reported during the period covered by the policy. "Occurrence" policies insure physicians against claims based on occurrences during the policy period regardless of when they are reported. APIE and First Professional offer only a "claims made" policy in Texas and Arkansas, but provide for an extended reporting option upon termination. APIE and FPIC reinsure 100% of all Texas and Arkansas coverage per medical incident between $250,000 and $1,000,000, primarily through certain domestic and international insurance companies.

     The following table presents selected financial and other data for APIE. The management agreement with FMI obligates APIE to pay management fees to FMI based on APIE's earned premiums before payment of reinsurance premiums. The management fee percentage is 13.5% with the provision that any profits of APIE will be shared equally with FMI so long as the total payment (fees and profit sharing) does not exceed a cap based on premium levels. In 2002, 2001, 2000, 1999, and 1998, management fees attributable to profit sharing were $0, $0, $0, $329,000, and $1,750,000, respectively. While APIE was profitable in 2002 there was no profit sharing with FMI due to the management agreement requiring that cumulative prior year losses be applied against future pretax income. Only after prior year losses are completely offset can FMI then share equally the profits at APIE.



                                                                                         Years Ended December 31,
                                                    2002           2001             2000            1999             1998
                                                    ----           ----             ----            ----             ----
                                                            (Unaudited, In thousands, except for number of insureds)
Earned premiums before                               $46,078
 reinsurance premiums                                              $35,866           $29,057        $24,529          $22,931
Total assets                                          80,721        64,557            66,348         66,377           75,173
Total surplus                                         12,985        11,475            10,014         13,925           13,592
Management fees (including profit sharing) and
 commissions to FMI and Agency  (1)                    6,221         5,084             4,002          3,645            4,835
Number of insureds                                     3,181         3,101             3,178          2,882            2,743


          (1)     Includes commissions of $3,103, $2,886, $1,898, $1,191, and
                  $835 in 2002, 2001, 2000, 1999 and 1998, respectively, from
                  First Professional and other carriers directly related to APIE's controlled business.

CONSULTING SERVICES

      Effective November 1, 2002, we completed the sale of APS Consulting to its management as it was determined that APS Consulting does not fit into our long-term business plan. See Note 14 in the accompanying consolidated financial statements for details of this transaction. Before the sale, we provided environmental consulting and engineering services through APS Consulting, a then wholly-owned subsidiary of ours. APS Consulting, formally Eco-Systems Inc., which we acquired through foreclosure in 1999, is an environmental consulting/engineering firm, comprised of scientists and engineers specializing in remedial investigations, remediation engineering, air quality, waste water, regulatory compliance, solid waste engineering, litigation support/expert testimony, environmental resources, and industrial hygiene and safety. APS Consulting offices were located in Jackson, Mississippi; Mobile, Alabama; and Houston, Texas.

      Because of the wide range of expertise of the APS Consulting consultants, we served clients in a broad base of industries, including: petrochemicals; agricultural chemicals; oil exploration, refining and marketing; gas pipelines; pulp and paper/forest products; manufacturing; waste disposal and management; state and local government; and law firms. The APS Consulting consultants and engineers had expertise in environmental engineering, chemical engineering, hydrogeology, computer-aided drafting and design, civil engineering, geology, biology and micro biology. Our revenues from the environmental consulting and engineering services contributed 12% and 11% of our total revenues in 2002 and 2001, respectively.

OUR OTHER INVESTMENTS

     At December 31, 2002, we owned less than 5% of the common stock of Prime Medical Services, Inc., or Prime Medical, having reduced our ownership from 15% with the sale of 1,591,000 shares during 2002. Prior to that sale we recorded our pro-rata share of Prime Medical's earnings using the equity method of accounting. As a result of our reduced ownership, we now account for our investment as an available-for-sale equity security, with changes in market value reflected in shareholders' equity as "accumulated other comprehensive income." Prime Medical is the largest provider of lithotripsy services in the United States, currently servicing over 375 hospitals and surgery centers in 34 states. Lithotripsy is a non-invasive method of treating kidney stones through the use of shock waves. Prime is also an international supplier of specialty vehicles for the transport of high technology medical and broadcast/communications equipment. As of December 31, 2002 our investments in Prime Medical Securities in common stock and fixed income securities with an aggregate fair market value of $7,835,000.

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

         On January 1, 1998, we invested $2,078,000 in convertible preferred stock of Uncommon Care, Inc. or Uncommon Care. We have also made available to Uncommon Care three lines of credit totaling $4,850,000. At December 31, 2002, a total of $4,605,000 was outstanding under these lines. The loans are at interest rates varying from ten percent to twelve percent, payable quarterly with various maturities through June 30, 2005, at which time any outstanding principal and any accrued but unpaid interest are due and payable. Uncommon Care is a developer and operator of dedicated Alzheimer's care facilities. Two of Uncommon Care's four directors are directors or officers of ours. For the period July 1, 2001 through June 30, 2002, we reduced the interest rate charged on our lines of credit to 4% and allowed Uncommon Care to make interest payments in-kind (PIK) in the form of Uncommon Care common stock. We discontinued the PIK agreement after June 30, 2002 and Uncommon Care has been in default on its payments since. Our options for collecting this debt are restricted by the terms of a subordination agreement that we entered into with Uncommon Care's senior lender.

      On a fully converted basis, our common and convertible preferred stock represent approximately a 42% interest in the common equity of Uncommon Care. We record our investment in and advances to Uncommon Care using the equity method of accounting. At December 31, 2002 and 2001, the carrying value of this investment and advances under the lines of credit were reduced to zero.

DISCONTINUED OPERATIONS


In November 2001, we sold all of our condominium space in an office project located in Austin, Texas to Prime Medical. Approximately 50% of this space was leased back to us and is utilized by our financial services, insurance services and corporate segments' operations. Gain on the sale amounted to approximately $5.1 million, of which approximately $1.9 million was recognized in 2001. Due to our continuing involvement in the property, we deferred recognizing approximately $2.4 million of the gain which is being recognized in income monthly through November 2006. In addition, 15% of the gain ($0.76 million) related to our 15% ownership in the purchaser, was deferred as we accounted for Prime Medical using the equity method of accounting as of and for the year ended December 31, 2001. During 2002, in connection with our reduced investment in Prime Medical, we recognized a proportionate percentage of the deferred gain, or about $516,000. In 2001, subsequent to the sale of the condominium space, we dissolved APS Realty, Inc., or APS Realty, our wholly-owned subsidiary that formerly owned this office space. Our revenues from APS Realty (not including the gains from the sales of office space in both years) contributed 4% of our total revenues in 2001. (See Note 13 to our consolidated financial statements in Appendix A.)


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

     APIE competes with numerous commercial insurance companies, and increasingly, the Texas Medical Liability Insurance Underwriting Association
(JUA), which is the State sponsored insurer of last resort. As a result of increasing claim frequency and severity, a number of larger competitors have withdrawn business or are not writing any new business in the state of Texas. Premium rates have increased substantially over the last year and this has led doctor groups to seek tort reform at both the state and federal level. Should tort reform succeed in the near future, the industry may become more stable and we could face increasing competition. Currently, APIE faces competition from its primary competitors, Medical Protective Insurance Company and Texas Medical Liability Trust. APIE's primary competitors have a greater capacity than APIE. The primary competitive factor in selling insurance is a combination of price, terms of policies offered, claims service and other services, and claims settlement philosophy.

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

EMPLOYEES

     At March 1, 2003, we employed, on a full time basis, approximately 107 persons, including 53 by Insurance Services, 44 by APS Financial and Asset management, and 10 directly by us. We consider our employee relations to be good. None of our employees are represented by a labor union and we have experienced no work stoppages.

ITEM 2.  DESCRIPTION OF PROPERTY

     We lease approximately 23,000 square feet of condominium space from Prime Medical in an office project at 1301 Capital of Texas Hwy., Suite C-300, Austin, Texas as our principal executive offices.

     We also lease office space for our financial services subsidiary at 2550 Gray Falls Dr, Suite 350, Houston, Texas, and 7981 168th Ave, N.E. Suite 108, Redmond, Washington.

     We also lease office space for our insurance services subsidiary at 5401 North Central Expressway, Suite 316, LB #B4, Dallas, Texas.

ITEM 3.  LEGAL PROCEEDINGS

     We are involved in various claims and legal actions that have arisen in the ordinary course of our business. We believe that any liabilities arising from these actions will not have a material adverse effect on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table represents the high and low prices of our common stock in the over-the-counter market as reported by the NASD, Automated Quotations System for years ended December 31, 2002 and 2001. On March 1, 2003, we had approximately 316 holders of record of our common stock.

                             2002                             2001
                     -------------------------         ------------------------
                         High         Low                   High        Low
                        -----        -----                 -----       -----
First Quarter           $4.90        $2.64                 $3.25       $1.75
Second Quarter          $4.67        $3.49                 $2.94       $1.85
Third Quarter           $4.90        $3.58                 $3.26       $2.11
Fourth Quarter          $4.57        $3.51                 $3.75       $2.08

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

     The following table represents securities authorized for issuance under equity compensation plans, as described in Note 12 to the consolidated financial statements at December 31, 2002.



----------------------------------------------------------------------------------------------------------------------------
                                           Equity Compensation Plan Information
----------------------------------------------------------------------------------------------------------------------------
----------------------------- ---------------------------- ---------------------------- ------------------------------------
       Plan Category          Number of securities to be    Weighted-average exercise     Number of securities remaining,
                                issued upon exercise of       price of outstanding         available for future issuance
                                 outstanding options,         options, warrants and       under equity compensation plans
                                 warrants and rights.                rights.            (excluding securities reflected in
                                                                                                    column (a)
----------------------------- ---------------------------- ---------------------------- ------------------------------------
----------------------------- ---------------------------- ---------------------------- ------------------------------------
                                          (a)                         (b)                               (c)
----------------------------- ---------------------------- ---------------------------- ------------------------------------
----------------------------- ---------------------------- ---------------------------- ------------------------------------
Equity   compensation  plans
approved by security holders
                                        939,000                       $3.51                           648,000
----------------------------- ---------------------------- ---------------------------- ------------------------------------
----------------------------- ---------------------------- ---------------------------- ------------------------------------
Equity   compensation  plans
not   approved  by  security
holders                                  none                         none                             none
----------------------------- ---------------------------- ---------------------------- ------------------------------------
----------------------------- ---------------------------- ---------------------------- ------------------------------------
Total                                   939,000                       $3.51                           648,000
----------------------------- ---------------------------- ---------------------------- ------------------------------------


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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


GENERAL

     We provide (1) financial services, including brokerage and investment services to individuals and institutions, (2) insurance services, including management services to malpractice insurance companies, and (3) provided environmental consulting and engineering services through October 31, 2002.

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

     INSURANCE SERVICES. Through Insurance Services, of which we own 80%, we provide management and agency services to medical malpractice insurance companies through the following subsidiaries:

o FMI. FMI provides management and administrative services to APIE, a regional insurance exchange that sells medical professional liability insurance only to its physician subscribers, who pay annual insurance premiums and surplus contributions to APIE. APIE is governed by a physician board of directors. Pursuant to a management agreement and the direction of this board, FMI manages and operates APIE, including performing policy issuance, claims investigation and settlement, and all other management and operational functions. As a management fee, FMI receives a percentage of APIE's earned premiums and a portion of APIE's profit, subject to a cap based on premium levels. FMI's assets are not subject to APIE policyholder claims.

o Agency. Agency has the exclusive right to market the policies of First Professional in Texas. First Professional is a medical professional liability insurance company that is owned by FPIC, which owns the other 20% of Insurance Services. In September 2002, FPIC filed a withdrawal plan with the Texas Department of Insurance. As a result, no new policies will be underwritten by FPIC and no existing policies will be renewed beginning January 1, 2003. Agency performed the policy issuance and claims handling functions for First Professional in Texas.

     CONSULTING SERVICES. Effective November 1, 2002, we completed the sale of APS Consulting to its management. APS Consulting had been acquired in a foreclosure proceeding related to loans we had made in 1996 and does not fit into our long-term business plan. Prior to the sale, we provided environmental consulting and engineering services including services related to remedial investigations, remediation engineering, air quality, waste water, regulatory compliance, solid waste engineering, litigation support/expert testimony, environmental resources, and industrial hygiene and safety through APS Consulting. (See Note 14 to the consolidated financial statements for description of accounting treatment for this transaction.)

     In addition, as of December 31, 2002, we have the following significant investments: (1) we own approximately 753,000 shares of Prime Medical common stock, representing slightly less than 5% of its outstanding common stock, and
(2) we invested approximately $2 million in the convertible preferred stock of Uncommon Care and extended lines of credit totaling approximately $4.9 million to Uncommon Care. The net book value of the investment in Uncommon Care was zero at December 31, 2002 as equity losses in 2000, 2001 and 2002 completely offset our investment and advances under the lines of credit.

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

Our financial services revenues are composed primarily of commissions on securities trades and asset management fees. Revenues related to securities transactions are recognized on a trade date basis. Asset management fees are recognized as a percentage of assets under management during the period based upon the terms of agreements with the applicable customers.

Our insurance services revenues are primarily related to management fees based on the earned premiums of the managed company and include a profit sharing component related to the managed company's annual earnings. Management fees are recorded, based upon the terms of the management agreement, in the period the related premiums are earned by the managed company. The managed company recognizes premiums as earned ratably over the terms of the related policy. The profit sharing component is recognized when it is reasonably certain the managed company will have an annual profit, and, typically, has been recognized during the fourth quarter.

     When necessary, we record an allowance for doubtful accounts based on specifically identified amounts that we believe to be uncollectible. If our actual collections experience changes, revisions to our allowance may be required. We have a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customer's credit could have a material affect on our results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.When necessary, we record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period the determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period the determination was made.

During 2001, it was our judgment that the equity method of accounting for our investment in Prime Medical and Uncommon Care was more appropriate than the cost method, on the basis that even though we held less than a 20% equity interest in Prime Medical, we had significant influence over the operational and financial policies of Prime Medical and Uncommon Care. Using the equity method we recorded our share of Prime Medical's and Uncommon Care's earnings or losses. As described earlier in the "Our other investments" section of this Form 10-KSB, during the first quarter of 2002 our sales of shares of Prime Medical common stock reduced our ownership to less than 5% of their total shares outstanding. Consequently, we stopped accounting for our investment in Prime Medical using the equity method and changed to the cost method. Unrealized gains/losses related to our investment in Prime Medical are recorded in equity as other comprehensive income, net of taxes.


In November 2002, we sold our consulting division, APS Consulting, to its management for a de minimus amount of cash and a $250,000 seven year term note. Additionally, we retained a security interest in the assets of the division, agreed to provide continuing financial support to the division under a $450,000 line of credit and continue to perform, for a fee, certain administrative services for the division. We determined that, under the terms of the transaction, we were dependent upon the future successful operation of the division to collect the term note receivable accepted as consideration for the sale. We further determined that we had a risk of loss in the division's assets in which we retained a security interest and, through our administrative services arrangement, maintained continuing involvement with the division.


We have accounted for the division as variable interest entity under the guidance of FIN 46 "Consolidation of Variable Interest Entities." Consistent with the guidance under FIN 46, we have not recognized the divestiture of APS Consulting and continue to consolidate the division as an entity in which we have a variable interest that will absorb the majority of the entity's operating losses if they occur.


Accordingly, the assets and liabilities are included in our consolidated balance sheet as of December 31, 2002. The balance sheet below summarizes the assets and liabilities of APS Consulting that are included in our consolidated balance sheet at December 31, 2002:


                                                               2002
                                                             --------
         Assets
         Cash                                                $347,000
         Accounts Receivable, net                             409,000
         Prepaid Expenses                                      22,000
                                                              -------
             Total Current Assets                             778,000
         Property and Equipment                                45,000
                                                              -------
             Total Assets                                    $823,000
                                                             ========

         Liabilities
         Accounts Payable                                    $445,000
         Accrued Expenses                                      74,000
                                                             ---------
             Total Current Liabilites                         519,000
         Notes Payable                                        248,000
         Deferred Income                                       74,000
                                                             ---------
             Total Liabilites                                $841,000
                                                             =========
         Total Liabilities in excess of Assets              $  18,000
                                                             =========



The revenues and expenses of APS Consulting from January 1, 2002 through the date of sale, November 1, 2002, have been included in our consolidated financial statements for the year ended December 31, 2002. In addition, we continue to recognize APS Consulting's revenues and expenses subsequent to the sale. If, subsequent to the sale, APS Consulting reports operating losses, we record such losses in our statement of operations. If APS Consulting reports net earnings, we reduce our interest in such earnings to zero by increasing the minority interest presented in our statement of operations. The statement of operations below summarizes the results of APS Consulting that are included in our consolidated statement of operations for the year ended December 31, 2002:


                                   Pre-              Post-
                                Transaction       Transaction         Total
                                -----------       -----------       ---------

   Consulting Revenue            $2,790,000         $506,000       $3,296.000
   Consulting Expenses            2,403,000          506,000        2,909,000
                                  ---------          -------        ---------
   Operating Income                 387,000               --          387,000
                                  =========          =======        =========



Had we recognized the transaction as a divestiture, these assets and liabilities would not be included in our consolidated balance sheet as of December 31, 2002 and administrative fees received would have been recognized currently in earnings. The gain associated with the transaction would not have been material to our consolidated statement of operations for the year ended December 31, 2002.



RESULTS OF OPERATIONS

2002 Compared to 2001

      Our revenues increased 15% in 2002 compared to 2001. Our net earnings increased $3,989,000 in 2002 to a total of $3,411,000 compared to a net loss of $(578,000) in 2001. Our diluted earnings per share increased to $1.45 in 2002 from a net loss of $(0.25) per share in 2001. The reasons for these changes are described below.

FINANCIAL SERVICES

      Our financial services revenues increased 4% in 2002 compared to 2001. The increase resulted from greater commissions earned at APS Financial, the broker/dealer division of our financial services segment. The increase in annual commission income was primarily the result of an expanding institutional customer base, a doubling of the number of employed fixed income research analysts and a healthier bond market. Generally, the bond market, from which APS Financial derives 95% of its revenue, gained strength during the latter half of 2002, offering positive returns to our customers versus those obtained in equities. In 2002 interest rates remained near historic lows. Lower interest rates resulted in higher bond prices, which created opportunities for gains and increases in trading volume. Just as the latter part of 2001 was negatively affected by the events of September 11, the bond market in 2002 was not without some significant obstacles to growth. Corporate accounting scandals and the related large stock market losses that threatened consumer confidence and spending earlier in the year appear to have subsided. However, market concerns over the strength of a US economy as well as uncertainty caused by potential military conflicts remained impediments to market recovery. With persistent uncertainty as to how these events would transpire, many investors have held back on long term commitments in the financial markets, preferring to stay short and liquid. Going forward, it remains to be seen what effect these events will have on the future earnings of APS Financial and, accordingly, us.

      Our financial services expenses increased 3% in 2002 compared to 2001. The increase in transaction activity at APS Financial was responsible for a 7% increase in sales commission expense, an 8% increase in information support services and a 3% increase in transactions fees charged by our outside clearing firm. Lastly, internally allocated expenses for computer and information technology support was up 20% during 2002. Partially offsetting these increases was a 17% decrease in legal fees resulting from fewer investment banking and other acquisition activities in 2002 than in 2001. Also, rent expense decreased 48% percent in 2002 compared to 2001 as a result of the amortization of deferred gains from our sale leaseback transaction being treated as a reduction to rent expense.

INSURANCE SERVICES

      Our insurance services revenues increased 30% in 2002 compared to 2001. The increase was due to a 28% increase in total premium earned by the insurance company that we manage, APIE. This increase in total written premium was the result of several contributing factors: premium rate increases that averaged approximately 35% in 2002; a 57% increase in new business written; a 3% increase in total doctors insured; and a 15% increase in the rate of renewal of existing insureds. We attribute the higher retention rate of business in 2002 to the exit of some of our major competitors from the Texas market during the latter half of 2001.

      Our insurance services expenses increased 19% in 2002 compared to 2001. The increase was primarily due to a 27% increase in commissions paid to sales agents resulting from the above-mentioned increase in commission revenues earned. In addition, personnel costs increased 15% in 2002 primarily due to a 53% increase in management incentive costs resulting from increased before-tax profits of 53%. Lastly, advertising was 89% higher in 2002 resulting in part from re-branding efforts as a result of FPIC withdrawing from the Texas market. Partially offsetting this increase was an 85% decrease in rent expense in 2002 compared to 2001 as a result of the amortization of deferred gains from our sale leaseback transaction being treated as a reduction to rent expense.


CONSULTING

      Our consulting revenues increased 25% in 2002 compared to 2001 and our consulting expenses decreased 5% in 2002 compared to 2001. Billable hours increased during 2002 resulting from an increased workload performed for our largest client and new business involving wetlands mitigation construction and remedial investigation projects. As described in Note 14 to our consolidated financial statements, we completed the sale of APS Consulting to its management effective November 1, 2002.

GENERAL AND ADMINISTRATIVE EXPENSES

      Our corporate level general and administrative expenses increased 12% in 2002 compared to 2001. The increase was primarily due to a $531,000 (590%) increase in management incentive compensation. This formula driven expense was up this year as a result of the increase in consolidated earnings brought about in large part by the profits on the sales of Prime Medical common stock described below in the "Gain on Sale of Investments" section. Partially offsetting these increases was a 74% decrease in legal fees attributable to decreased material litigation expenses in 2002 in comparison to 2001. In addition, we recognized zero lawsuit settlement charges in 2002, compared to $343,000 in lawsuit settlement charges that we expensed in 2001. Lastly, rent expense decreased 87% in 2002 compared to 2001 as a result of the amortization of deferred gains from our sale leaseback transaction being treated as a reduction to rent expense.

GAIN ON SALE OF ASSETS

     Our gain on the sale of assets represents the recognition of deferred gains attributable to the November 2001 sale of real estate. Since the sale of the real estate was to Prime Medical, our then 15% owned affiliate, we had deferred $760,000 of the $5,100,000 gain. During 2002 we reduced our investment in Prime Medical and subsequently recognized a proportionate percentage of this deferred gain, or about $515,000.

GAIN ON SALE OF INVESTMENTS

      Our gain on sale of investments of $2,855,000 represents gains from the sale of 1,591,000 shares of Prime Medical common stock. As of December, 31, 2002 we continue to own approximately 753,000 shares of Prime Medical amounting to an ownership percentage of less than 5%.

AFFILIATES EARNINGS (LOSS)

      Our equity in the earnings of Prime Medical increased $2,365,000 to $186,000 in 2002 compared to 2001. In 2001 we recorded our then 15% equity ownership of a $24.0 million, net of tax, non-recurring charge at Prime Medical. Equity earnings in Prime Medical during 2002 totaled $186,000 before changing our method of accounting for Prime Medical from the equity method to the cost method As of March 19, 2002, we ceased accounting for our investment in Prime Medical using the equity method of accounting because (1) on January 1, 2002, Kenneth S. Shifrin, the Company's Chairman and CEO, stepped down from day-to-day operations as Executive Chairman of the Board of Prime Medical, but continued to serve as non-executive Chairman; and (2) from January to March 19, 2002, we sold 1,570,000 shares of Prime Medical reducing our ownership percentage to slightly less than 5%.

      In 2001, as a result of our 15% equity ownership and other facts that evidenced our significant influence over Prime, we recorded our percentage share of Prime's loss under the equity method of accounting. In 2001, Prime reported a net loss of $14.5 million, including a $24.0 million, net of tax, non-recurring charge related to a significant goodwill impairment resulting in our recognizing $2.2 million as our percentage of Prime's net loss.

         Our equity in losses of Uncommon Care decreased $782,000 (77%) from $1,012,000 to $230,000, in 2002 compared to 2001 primarily as a result of our limiting our losses in Uncommon Care to our total investment and advances to Uncommon Care. Our investment in and advances to Uncommon Care were reduced to zero during 2001. Once we reduced our total investment to zero, as required under the equity method, we ceased recording equity losses. Until such time as

Uncommon Care becomes profitable and future equity in these profits fully offsets our prior period cumulative equity losses, future advances to Uncommon Care that exceed amounts repaid will result in a loss when advanced. Advances to Uncommon Care totaling $230,000 in February 2002 account for the loss recorded during the first quarter 2002. Repayments by Uncommon Care totaling $85,000 were received in the third quarter of 2002 and were recorded as deferred income. Future advances will not affect net income until such time as they exceed the amount repaid.

         At December 31, 2002, Uncommon Care was not in compliance with its loan covenants. Uncommon Care's lender has several options ranging from renegotiating new loan terms to seizing its collateral, thus forcing Uncommon Care in bankruptcy. It is unknown as of the date of this report what action the lender may take.

INTEREST INCOME

     Our interest income increased 61% in 2002 compared to 2001 primarily as a result of interest earned on a much higher balance of short and long term securities. Cash, cash equivalents, trading account securities and fixed income securities totaled approximately $11,112,000 in 2002 compared to a total of $4,000,000 in 2001.

DISCONTINUED OPERATIONS

      In November, 2001, we sold all of our condominium space in an office project located in Austin, Texas to Prime Medical. Approximately 50% of this space was leased back to us and is utilized by our financial services, insurance services and corporate segments' operations. Gain on the sale amounted to approximately $5.1 million, of which approximately $1.9 million was recognized in 2001. Due to our continuing involvement in the property, we deferred recognizing approximately $2.4 million of the gain which is being recognized in earnings, as a reduction of rent, monthly through November 2006. In addition, 15% of the gain ($0.76 million) related to our 15% ownership in the purchaser, was deferred as we accounted for Prime Medical using the equity method of accounting as of and for the year ended December 31, 2001. During 2002, in connection with our reduced investment in Prime Medical, we recognized a proportionate percentage of the deferred gain, or about $515,000. In 2001, subsequent to the sale of the condominium space, we dissolved APS Realty, Inc., or APS Realty, our wholly-owned subsidiary that formerly owned this office space. Our revenues from APS Realty (not including the gains from the sales of office space in both years) contributed 4% of our total revenues in 2001.
(See Note 13 to our consolidated financial statements in Appendix A.)


LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

     Our net working capital was $6,067,000 and $3,444,000 at December 31, 2002 and 2001, respectively. The increase in the current year is due primarily to the sale of 1,591,000 shares of Prime Medical common stock which added approximately $10,719,000 in cash. Partially offsetting this increase to working capital was $2,275,000 used to pay off a note payable, payments totaling $3,298,000 in estimated 2002 federal income taxes, and the purchase of $3,273,000 in non-current available for sale securities. Historically, we have maintained a strong working capital position and, as a result, we have been able to satisfy our operational and capital expenditure requirements with cash generated from our operating and investing activities. These same sources of funds have also allowed us to pursue investment and expansion opportunities consistent with our growth plans. In 2001 we supplemented these traditional sources of funds with short-term bank borrowings. Although there can be no assurance our operating activities will provide positive cash flow in 2003, we believe that our current cash position along with our investments in available for sale equity and fixed income securities will enable us to meet our working capital requirements for the foreseeable future.

LINE OF CREDIT

     We had a three year $7,500,000 revolving credit agreement with Bank of America. Funds advanced under the agreement bore interest at the prime rate less 25 basis points payable quarterly. We pledged shares of Prime Medical to the bank as funds were advanced under the line. Amounts totaling $2,275,000 and zero were borrowed under this line of credit as of December 31, 2001 and December 31, 2002, respectively. Due to losses from write downs of our investments, as well as our proportionate loss in a significant goodwill impairment by Prime Medical, our total equity was below the amount needed to comply with our bank covenants at December 31, 2001. In February 2002, we repaid all advances on our line of credit and terminated the line of credit. We also satisfied all remaining contractual obligations under the merger agreement between our former physician practice management company and FemPartners, Inc. With no debt, major obligations satisfied, a forecast of positive cash flow and sufficient cash on hand, we believe that we can meet foreseeable cash needs without additional liquidity from a line of credit.

CAPITAL EXPENDITURES

     Our capital expenditures for equipment were $154,000 and $192,000 in 2002 and 2001, respectively. Our capital expenditures were higher in 2001 due to purchases necessary to upgrade our network server hardware and software as well as to upgrade our accounting software. We expect capital expenditures in 2003 to approximate those in 2002.

COMMITMENTS

     We have committed cash outflow related to operating lease arrangements with a term exceeding one year and other contractual obligations at December 31, 2002 as follows (in thousands):

                                                                  Payment Due

Contractual Cash Obligation           2003             2004          2005        2006          2007         Total
--------------------------------------------------------------------------------------------------------------------

Operating leases                      $950             $825          $687        $487           $8           $2,957
                                      ====             ====          ====        ====           ==           ======


     As part of the sales agreement with the management of APS Consulting, we have agreed to make loans of up to $700,000 to APS Consulting. These loans are collateralized by the trade accounts receivables of APS Consulting which are less than 90 days old. Further, after May 31, 2003, APS Consulting may borrow a more limited amount equal to a maximum of 85% of their less than 90 days old trade receivables plus half of their cash on-hand. Interest charged is at the rate of prime plus 3% and the term of this agreement is seven years, expiring November 22, 2009, unless otherwise agreed through early termination or the termination to the management services agreement between us and APS Consulting. As this line of credit agreement is fully collateralized by the cash and trade receivables of APS Consulting, we believe our exposure to any future bad debt losses is minimal and further believe that any cash loaned will not have a material impact upon our working capital. A total of $248,000 had been advanced under this loan agreement as of December 31, 2002.

     Our ability to make scheduled payments or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. There can be no assurance that our business will generate cash flow from operations or that we will realize anticipated revenue growth and operating improvements sufficient to make scheduled payments and fund planned future capital expenditures.

INFLATION
     Our operations are not significantly affected by inflation because, having no manufacturing operations, we are not required to make large investments in fixed assets. However, the rate of inflation will affect certain of our expenses, such as employee compensation and benefits.

IMPACT OF NEW ACCOUNTING STANDARDS

    As more fully described in Note 1 of Notes to Consolidated Financial Statements, on January 1, 2003, the Corporation is required to adopt several new accounting standards. For a discussion of the impact of those new accounting standards upon the Corporation, see Note 1 (m).



ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is contained in Appendix A attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On July 8, 2002, we dismissed KPMG LLP as our independent public accountants and engaged BDO Seidman, LLP as our new independent public accountants. Our board of directors approved the decision to change accountants.

     During 2000 and 2001 and through the subsequent interim period ended July 8, 2002, we had no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.


     The audit report of KPMG LLP on our consolidated financial statements as of and for the years ended December 31, 2000 and 2001 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

     The information required by this item is contained in our definitive proxy statement to be filed in connection with our 2003 annual meeting of shareholders, except for the information regarding our executive officers, which is presented below. The information required by this item contained in our definitive proxy statement is incorporated herein by reference.

As of March 15, 2003, our executive officers were as follows:

Name                       Age                        Position

Kenneth S. Shifrin         53             Chairman of the Board, President and
                                            Chief Executive Officer

William H. Hayes           55             Senior Vice President -Finance,
                                            Secretary, Chief Financial Officer

Maury L. Magids            38             Senior Vice President - Insurance

Thomas R. Solimine         44             Controller

     Our officers serve until the next annual meeting of our directors and until their successors are elected and qualified.

     Mr. Shifrin has been our Chairman of the Board since March 1990. He has been our President and Chief Executive Officer since March 1989 and he was President and Chief Operating Officer from June 1987 to February 1989. He has been a director of ours since February 1987. From February 1985 until June 1987, Mr. Shifrin served as our Senior Vice President - Finance and Treasurer. He was Chairman of the Board of Prime Medical from October 1989 until his resignation on January 1, 2002. Mr. Shifrin is a member of the World Presidents Organization.

     Mr. Hayes has been our Senior Vice President - Finance since June 1995. Mr. Hayes was our Vice President from June 1988 to June 1995 and was our Controller from June 1985 to June 1987. He has been our Secretary since February 1987 and our Chief Financial Officer since June 1987. Mr. Hayes is a Certified Public Accountant.

     Mr. Magids has been our Senior Vice President - Insurance Services since June 2001 and has been President and Chief Operating Officer of FMI since November 1998. Mr. Magids joined us in October 1996. Mr. Magids is a Certified Public Accountant and was with Arthur Andersen LLP from August 1986 until September 1996, most recently as Director of Business Development.

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

ITEM 10. EXECUTIVE COMPENSATION

       The information required by this item is contained in our definitive proxy statement to be filed in connection with our 2003 annual meeting of shareholders, which information is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this item is contained in our definitive proxy statement to be filed in connection with our 2003 annual meeting of shareholders, which information is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is contained in our definitive proxy statement to be filed in connection with our 2003 annual meeting of shareholders, which information is incorporated herein by reference.

ITEM 13. EXHIBITS, LISTS, AND REPORTS ON FORM 8-K

         (a)      1.       Financial Statements

                  The information required by this item is contained in Appendix A attached hereto.

(b) Reports on Form 8-K for the quarter ended December 31, 2002

                     (none)


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

10.98 Professional Services Contract dated April 10, 2000 between APIA and White Lion Internet Agency. (11)

10.99 $1.25 million 364-Day Revolving Promissory Note dated February 9, 2001 between the Company and Bank of America. (11)

10.100 $1.25 million Promissory Note dated June 1, 2000 between the Company and Uncommon Care, Inc. (11)

10.101 $1.20 million Promissory Note dated June 1, 2000 between the Company and Uncommon Care, Inc. (11)

10.102 Agreement dated November 22, 2002 transferring and assigning all capital stock of Eco-Systems from the Company to the purchaser. (13)

*10.103  Amended 1995 Incentive and Non-Qualified Stock Option Plan (13)

*10.104 Executive Employment Agreement between the Company and Kenneth S. Shifrin. (13)

*10.105  Consulting Agreement between the Company and William A. Searles (13)

*10.106 Executive Employment Agreement between the Company and William H. Hayes. (13)

21.1     List of subsidiaries of the Company. (13)

23.1     Independent Auditors Consent of KPMG LLP. (13)

23.2     Independent Auditors Consent of BDO Seidman, LLP. (13)

99.1     Certification of Chief Executive Officer. (13)

99.2     Certification of Chief Financial Officer. (13)



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

(12) Filed as an Exhibit to the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2001 and incorporated herein by reference.

(13)     Filed herewith.



ITEM 14. CONTROLS AND PROCEDURES

Within 90 days before the filing date of this report on Form 10-KSB, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

      SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            AMERICAN PHYSICIANS SERVICE GROUP, INC.


                            By: /s/ Kenneth S. Shifrin
                            ------------------------------------
                            Kenneth S. Shifrin, Chairman of the Board and Chief
                              Executive Officer

                            Date:  March 31, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /s/ Kenneth S. Shifrin
   ----------------------------------

     Kenneth S. Shifrin
     Chairman of the Board and
     Chief Executive Officer
     (Principal Executive Officer)

Date:    March 31, 2003



By: /s/ W. H. Hayes
   -----------------------------------

     W. H. Hayes
     Senior Vice President - Finance, Secretary and Chief Financial Officer
     (Principal Financial Officer)

Date:    March 31, 2003



By: /s/ Thomas R. Solimine
   -----------------------------------

     Thomas R. Solimine
     Controller
     (Principal Accounting Officer)

Date:    March 31, 2003



By: /s/ Robert L. Myer
   ------------------------------------

     Robert L. Myer, Director

Date:    March 31, 2003



By: /s/ William A. Searles
   ------------------------------------

     William A. Searles, Director

Date:    March 31, 2003



By: /s/ Brad A. Hummel
   ------------------------------------

     Brad A. Hummel, Director

Date:    March 31, 2003



By: /s/ Jackie Majors
   -----------------------------------
      Jackie Majors, Director

Date:    March 31, 2003

                                  CERTIFICATION

      I, Kenneth S. Shifrin, Chairman of the Board and Chief Executive Officer of American Physicians Service Group, Inc., certify that:

     1. I have reviewed this annual report on Form 10-KSB of American Physicians Service Group, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

              (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent valuation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date:  March 31, 2003               By:   /s/ Kenneth S. Shifrin
                                                ----------------------

                                                 Kenneth S. Shifrin
                                                 Chairman of the Board and Chief
                                                 Executive Officer

                                  CERTIFICATION

      I, W.H. Hayes, Senior Vice President- Finance,  Secretary and Chief
        Financial Officer of American Physicians Service Group, Inc., certify that:

      1. I have reviewed this annual report on Form 10-KSB of American Physicians Service Group, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

              (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

           Date:  March 31, 2003          By:  /s/ W. H. Hayes
                                               --------------------

                                          W. H. Hayes
                                          Senior Vice President-Finance,
                                          Secretary and Chief Financial Officer

                                   APPENDIX A



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                         Page

Independent Auditors' Reports                                             A-2

Consolidated Financial Statements

  Consolidated Statements of Operations for the years
  ended December 31, 2002 and 2001                                        A-4

  Consolidated Balance Sheets as of December 31, 2002
  and December 31, 2001                                                   A-6

  Consolidated Statements of Cash Flows for the years
  ended December 31, 2002 and 2001                                        A-8

  Consolidated Statements of Shareholders' Equity and Comprehensive
  Income (Loss) for the years ended December 31, 2002 and 2001            A-10

  Notes to Consolidated Financial Statements                              A-11

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders

American Physicians Service Group, Inc.

Austin, Texas

We have audited the accompanying consolidated balance sheet of American Physicians Service Group, Inc. (the Company) as of December 31, 2002 and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Physicians Service Group, Inc. at December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



Houston, Texas

March 21, 2003



                                              /s/ BDO Seidman, LLP
                                              ---------------------

INDEPENDENT AUDITORS' REPORT



The Board Directors and Stockholders

American Physicians Service Group, Inc.

Austin, Texas

We have audited the consolidated balance sheet of American Physicians Service Group, Inc. (the "Company") and subsidiaries as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial condition of American Physicians Service Group, Inc. and subsidiaries at December 31, 2001 and the results of their operations and cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.




Austin, Texas

April 15, 2002


                                                /s/ KPMG LLP
                                               --------------------

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                                                                 Year Ended December 31,
                                                                                                 2002                 2001
                                                                                                 ----                 ----
Revenues:
  Financial services                                                                            $13,625             $13,094
  Insurance services                                                                              9,455               7,263
  Consulting (Note 14)                                                                            3,296               2,642
  Other                                                                                              16                  --
                                                                                               --------            --------
    Total revenues                                                                               26,392              22,999
                                                                                                 -------            -------
Expenses:
  Financial services                                                                             11,876              11,518
  Insurance services                                                                              7,066               5,918
  Consulting                                                                                      2,909               3,062
  General and administrative                                                                      1,951               1,749
  Gain on sale of assets (Note 13)                                                                 (515)                 --
                                                                                                --------           --------
    Total expenses                                                                               23,287              22,247
                                                                                                 -------           --------

  Operating income                                                                                3,105                 752

  Gain on sale of investments                                                                     2,855                 --
                                                                                                  -----           --------
  Earning (loss) from continuing operations before interest, income taxes, minority interests and equity in loss of unconsolidated
    ffiliates                                                                                     5,960                 752
  Interest income                                                                                   195                 121
  Interest expense                                                                                   24                 465
  Income tax expense (benefit) (Note 10)                                                          2,415                (952)
  Minority interests                                                                                261                 157
  Equity in loss of unconsolidated  affiliates (Note 15)                                            (44)             (3,191)
                                                                                                ---------            -------
  Earnings (loss) from continuing operations                                                      3,411              (1,988)

Discontinued operations:  (Note 13)
  Earnings from discontinued operations, net of income tax expense of
    $72 in2001                                                                                      --                  138

  Gain on disposal of discontinued segment, net of income tax expense
    of $655 in 2001                                                                                 --                 1,272
                                                                                               --------            ---------
    Net earnings (loss)                                                                         $ 3,411             $  (578)
                                                                                               =========           =========
See accompanying notes to consolidated financial statements.


                     AMERICAN PHYSICIANS SERVICE GROUP, INC.

    (In thousands, except per share data)





    (In thousands, except per share data)
                                                         Year Ended December 31,
                                                           2002            2001
                                                           ----            ----
    Earnings (loss) per common share:  (Note 17)
    Basic:
       Earnings (loss) from continuing operations         $1.53          $(0.85)
       Discontinued operations                               --            0.60
                                                          -----          ------
         Net earnings (loss)                              $1.53          $(0.25)
                                                          =====          ======

    Diluted:
       Earnings (loss) from continuing operations         $1.45          $(0.85)
       Discontinued operations                               --            0.60
                                                          -----           -----
         Net earnings (loss)                              $1.45          $(0.25)
                                                          ======         ======

    Basic weighted average shares outstanding             2,227           2,343
                                                          ======         ======

    Diluted weighted average shares outstanding           2,345           2,343
                                                          ======         ======


See accompanying notes to consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                                                          December 31,
                                                                                                 --------------------------------
                                                                                                      2002                 2001
                                                                                                      ----                 ----
ASSETS
Current assets:
  Cash and cash equivalents                                                                         $6,691               $3,851
  Trading account securities                                                                           133                  149
  Accounts receivable, net                                                                             460                  603
  Notes receivable, current portion (Note 3)                                                           571                  573
  Management fees and other receivables (Note 2)                                                       763                  484
  Deposit with clearing organization                                                                   500                  499
  Receivable from clearing organization                                                                 70                   69
  Investment in available-for-sale fixed income
   securities - current (Note 5)                                                                     1,015                   --
  Net deferred income tax asset (Note10)                                                                --                  282
  Income tax receivable                                                                                491                  167
  Prepaid expenses and other                                                                           673                1,147
                                                                                                    ------                -----
     Total current assets                                                                           11,367                7,824

Notes receivable, less current  portion  (Note 3)                                                      374                  999
Property and equipment (Note 6)                                                                        374                  415
Investment in available-for-sale equity securities (Note 5)                                          6,996                   --
Investment in available-for-sale fixed income securities -
   non-current (Note 5)                                                                              3,273                   --
Investment in affiliates (Note 15)                                                                      --               10,700
Other investments (Note 18)                                                                             --                   68
Net deferred income taxes (Note 10)                                                                  2,399                1,453
Other assets                                                                                           198                  201
                                                                                                    ------               ------

Total Assets                                                                                       $24,981              $21,660
                                                                                                   =======              =======

See accompanying notes to consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS, continued

(In thousands, except share data)

                                                                                                       December 31,
                                                                                                  2002              2001
                                                                                              --------------    --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable - trade                                                                            $738             $511
   Payable to clearing organization                                                                      70              254
   Accrued incentive compensation                                                                     1,804            1,246
   Accrued expenses and other liabilities (Note 7)                                                    1,227            1,870
   Deferred gain - current portion                                                                      487              499
   Deferred tax liability (Note10)                                                                      974               --
                                                                                                    -------           ------
       Total current liabilities                                                                      5,300            4,380

   Payable under loan participation agreements                                                          259              259
   Deferred gain - non-current portion                                                                1,887            1,955
   Notes payable - long term (Note 8)                                                                    --            2,275
                                                                                                     ------           ------

       Total liabilities                                                                              7,446            8,869

Minority interest                                                                                       393              124
                                                                                                    -------           ------

Shareholders' Equity:
   Preferred stock, $1.00 par value, 1,000,000 shares authorized                                        --                --

   Common stock, $0.10 par value, shares authorized 20,000,000; 2,133,843 issued at 12/31/02 and 2,745,231 issued at 12/31/01 and
     2,133,843 outstanding at 12/31/02 and 2,359,231 at 12/31/01                                        213              275
   Additional paid-in capital                                                                         5,584            5,539
   Retained earnings                                                                                  9,515            8,310
   Accumulated other comprehensive income (loss), net of taxes                                        1,830              (39)
   Treasury stock, at cost, zero shares at 12/31/02 and 386,000 shares at 12/31/01                       --           (1,418)
                                                                                                    -------           ------
       Total shareholders' equity                                                                    17,142           12,667
                                                                                                    -------           ------

Total Liabilities and Shareholders' Equity                                                          $24,981          $21,660
                                                                                                    =======        =========


See accompanying notes to consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

(In thousands)

                                                                                           Year Ended December 31,

                                                                                      2002                      2001
                                                                                     -----                     -----
Cash flows from operating activities:
  Cash received from customers                                                       $26,233                   $22,792
  Cash paid to suppliers and employees                                               (23,238)                  (23,165)
  Change in trading account securities                                                    16                        83
  Change in balance with clearing organization                                          (186)                     (104)
  Interest paid                                                                          (24)                     (456)
  Income taxes paid                                                                   (3,298)                      (45)
  Interest, dividends and other investment income                                        195                        54
                                                                                      ------                    ------
      Net cash used in operating activities                                             (302)                     (841)

Cash flows from investing activities:
  Capital expenditures                                                                  (154)                     (192)
  Proceeds from the sale of property and equipment                                        --                     6,075
  Proceeds from the sale of an investment                                             10,719                        --
  Purchase of available-for-sale securities                                           (4,683)                       --
  Investment in and advances to affiliates                                              (230)                     (485)
  Other investments                                                                       --                        38
  Funds loaned to others                                                               (155)                      (318)
  Collection of notes receivable                                                         725                       282
  Other                                                                                   --                        57
                                                                                     --------                   -------
    Net cash provided by investing activities                                          6,222                     5,457

Cash flows from financing activities:
  Proceeds from borrowings                                                                --                     1,715
  Payment of long term debt                                                           (2,275)                   (5,328)
  Purchase of treasury stock                                                            (850)                       --
  Exercise of stock options                                                               45                        --
  Distribution to minority interest                                                       --                      (140)
                                                                                     --------                   -------
    Net cash used in financing activities                                             (3,080)                   (3,753)

Net change in cash and cash investments                                               $2,840                      $863

Cash and cash investments at beginning of period                                       3,851                     2,988
                                                                                     --------                   -------
Cash and cash investments at end of period                                            $6,691                    $3,851
                                                                                     ========                   =======

See accompanying notes to consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

                                      (in thousands, except summary information)

                                                                                                  Year Ended December 31,
                                                                                                2002                  2001
                                                                                                ----                  ----
Reconciliation of net earnings (loss) to net cash used in operating activities:

Net earnings (loss)                                                                            $3,411                $(578)
Adjustments to reconcile net earnings to net cash used in
 operating activities:
Depreciation and amortization                                                                     188                  312
Forgiveness of debt and other                                                                     164                  213
Minority interest in consolidated earnings                                                        261                  157
Impairment of goodwill                                                                             --                  391
Undistributed loss of affiliates                                                                   44                3,399
Gain on sale of assets                                                                         (1,003)              (1,932)
Gain on sale of investment                                                                     (2,855)                 (30)
Change in income tax receivable                                                                  (324)                 335
Provision for deferred taxes                                                                     (486)                (756)
Provision for bad debt                                                                            200                   --
Change in trading account securities                                                               16                   83
Change in balance with clearing organization                                                     (186)                (104)
Change in management fees & other receivables                                                    (279)                (458)
Change in trade receivables                                                                        16                   --
Change in prepaid expenses & other assets                                                         474                 (816)
Change in trade  accounts payable                                                                 227                    4
Change in deferred income                                                                         (85)                (447)
Change in accrued expenses & other liabilities                                                    (85)                (614)
                                                                                               -------              -------

   Net cash used in operating activities                                                        $(302)               $(841)
                                                                                               =======              =======


Summary of non-cash transactions:

During 2001, we sold all of the remaining 45,000 square feet of condominium space we owned in an office project located in Austin, Texas. In connection with the sale, we deferred $3.2 million of the gain recorded on the sale. (Note 13)

During 2002 we agreed to modify the terms of the foregoing notes. For the period
 July 1, 2001 through June 30, 2002 the interest rate was changed to 4% and payments were paid in-kind (PIK) in the form of Uncommon Care common stock at $0.57 per share. Additionally, the PIK stock may be repurchased by Uncommon Care through June 30, 2004 at a price of $.64 per share. We agreed to these modified terms to improve Uncommon Care's liquidity and to assist it in complying with the terms of its bank covenants. PIK payments during 2002 and 2001 increased our ownership in Uncommon Care from 34% to 42% on a fully converted basis.

See accompanying notes to consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.

 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

                 For the years ended December 31, 2002 and 2001


(In thousands)


                                                                                               Accumulated
                                              Common     Additional                               Other                   Total
                                              Stock       Paid-In   Retained  Comprehensive   Comprehensive  Treasury  Shareholders'
                                             (Note 19)    Capital   Earnings   Income (Loss)     Income        Stock     Equity
                                             ---------- ---------- ---------- --------------- ------------ ----------- -------------
                                             ---------- ---------- ---------- --------------- ------------ ----------- -------------
Balance December 31, 2000:                     $275       $5,539     $8,888          --           $(32)     $(1,418)      $13,252

Comprehensive income:
    Net loss                                     --         --         (578)        $(578)          --           --          (578)
    Other comprehensive loss
      Unrealized loss on  securities,
        net of tax of $2                         --         --           --            (7)          (7)          --            (7)

 Comprehensive loss                              --         --           --         $(585)          --           --            --
                                                                                    ------

                                             ---------- ---------- ---------- --------------- ------------ ----------- -------------
                                             ---------- ---------- ---------- --------------- ------------ ----------- -------------
Balance December 31, 2001                      $275      $5,539      $8,310                       $(39)     $(1,418)      $12,667
                                             ---------- ---------- ---------- --------------- ------------ ----------- -------------
                                             ---------- ---------- ---------- --------------- ------------ ----------- -------------

Comprehensive income:
    Net income                                 $ --       $ --       $3,411        $3,411         $ --         $ --        $3,411
    Other comprehensive income:
        Unrealized gain on  securities,          --         --          --          1,869        1,869           --         1,869
        net of tax of $963                                                          ------

Comprehensive income                             --         --          --         $5,280           --           --            --
                                                                                    ------
Stock Options Exercised                            1         45         --                          --           --            45
Treasury stock purchases                          --         --         --                          --         (850)         (850)
Retired Treasury Stock                           (62)        --      (2,206)                        --        2,268            --
                                             ---------- ---------- ---------- --------------- ------------ ----------- ------------
                                             ---------- ---------- ---------- --------------- ------------ ----------- ------------
Balance December 31, 2002                      $ 213     $ 5,584    $ 9,515                     $ 1,830          --      $ 17,142
                                             ========== ========== ========== =============== ============ =========== ============




See accompanying notes to consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

(1)      Summary of Significant Accounting Policies

         (a)     General

         We, through our subsidiaries, provide financial services that include brokerage and asset management services to individuals and institutions, insurance services that consist of management services for a malpractice insurance company, and until November 1, 2002, provided environmental consulting services that included air, water and solid waste engineering, litigation support and regulatory compliance. The financial services business has clients nationally. Insurance management is a service provided primarily in Texas, but is available to clients nationally. During the two years presented in the financial statements, financial services generated 52% and 57% of total revenues and insurance services generated 36% and 32% in 2002 and 2001, respectively.

         We have an affiliate, Uncommon Care, Inc. ("Uncommon Care") of which we own common stock and convertible preferred stock equivalent to a 42% ownership on a fully converted basis. Uncommon care is a developer and operator of Alzheimers care centers.

         (b)    Management's Estimates and Assumptions

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

         (c)    Principles of Consolidation

         The consolidated financial statements include our accounts and the accounts of our subsidiary companies more than 50% owned. Investments in affiliated companies and other entities, in which our investment is less than 50% of the common shares outstanding and where we exert significant influence over operating and financial policies, are accounted for using the equity method. Investments in other entities in which our investment is less than 20%, and in which we do not have the ability to exercise significant influence over operating and financial policies, are accounted for using the cost method.

         We also consolidate our interest in APS Consulting ("APS Consulting") as it is accounted for as a variable interest entity in which we are the primary beneficiary. (See Note 13).

         We own 80% of our insurance services segment. We record minority interest to reflect the 20% of it's net income or loss attributable to the minority shareholder.

         All significant inter-company transactions and balances have been eliminated from the accompanying consolidated financial statements.

         (d)    Revenue Recognition

         Our investment services revenues related to securities transactions are recognized on a trade date basis. Asset management revenues are recognized monthly based on the amount of funds under management.

         Our insurance services revenues related to management fees are recognized monthly as a percentage of the earned insurance premiums of the managed company. The profit sharing component of the management services agreement is recognized when it is reasonably certain that the managed company will have an annual profit, generally in the fourth quarter of each year.

         Our consulting revenues resulted from the work of scientists and engineers in the areas of remedial investigations, remediation engineering, air and water quality analysis, regulatory compliance, solid waste engineering, litigation support/expert testimony and industrial hygiene and safety. Substantially all of the projects in these areas are undertaken on a time and expenses basis. Our clients were billed, and revenue was recognized, monthly based on hours worked and expenses incurred toward completing the assignments. Effective November 1, 2002, we completed the sale of our consulting segment to its management as it was determined that it did not fit in our long-term business plan (see Note 14 for description of the accounting treatment of this transaction.)

         (e)    Marketable Securities

         Our investments in debt and equity securities are classified in three categories and accounted for as follows:

           Classification                 Accounting
           ---------------               --------------
           Held-to-maturity              Amortized cost

           Trading securities            Fair value, unrealized gains and losses
                                           included in earnings

           Available-for-sale            Fair value, unrealized gains and losses
                                            excluded from earnings and reported
                                            as a separate component of
                                            stockholders' equity, net of
                                            applicable income taxes


         We have included our marketable securities, held as inventory at our broker/dealer, in the trading securities category. We have included investments in marketable securities not held as inventory at our broker/dealer in the available-for-sale securities category.

         (f)      Property and Equipment

         Property and equipment is stated at cost. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the respective assets (3 to 5 years). Leasehold improvements are depreciated using the straight-line method over the life of the lease.

         (g)      Long-Lived Assets

         Long-lived assets, principally property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized if there is a difference between the fair value and carrying value of the asset.

         Investments are evaluated for impairment in the event of a material change in the underlying business. Such evaluation takes into consideration our intent and time frame to hold or to dispose of the investment and takes into consideration available information, including recent transactions in the stock, expected changes in the operations or cash flows of the investee, or a combination of these and other factors.

         (h)     Allowance for Doubtful Accounts

         We recorded an allowance for doubtful accounts based on specifically identified amounts that we believe to be uncollectible. If our actual collections experience changes, revisions to our allowance may be required. We have a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customer's credit could have a material affect on our results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

         (i)      Income Taxes

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets to the extent realization is not judged to be more likely than not.

         (j)      Cash and Cash Equivalents

         Cash and cash equivalents include cash and highly liquid investments with a maturity date at purchase of 90 days or less. We deposit our cash and cash equivalents with high credit quality institutions. Periodically such balances may exceed applicable FDIC insurance limits. Management has assessed the financial condition of these institutions and believes the possibility of credit loss is minimal.

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

         (l)      Stock-Based Compensation

         As described in Note 11, we have elected to follow the accounting provisions of Accounting Principles Board Opinion (APBO) No. 25, Accounting for Stock Issued to Employees, for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.

         (m)      Recently Issued Accounting Pronouncements

         Recently Issued Accounting Pronouncements

         In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on our consolidated financial statements.

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on our consolidated financial statements.

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force
         (EITF)Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on our consolidated financial statements.

         In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on our consolidated financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to a variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. We have voluntarily elected early adoption of Interpretation No.
         46. The effect of the application of this Interpretation is described in Note 14 to these consolidated financial statements.

         (n)      Reclassification

         Certain reclassifications have been made to amounts presented in 2001 to be consistent with the 2002 presentation.

 (2)     Management Fees and Other Receivables

         Management fees and other receivables consist of the following:



                                                         December 31,
                                                 2002                   2001
                                                 ----                   ----
           Management fees receivable          $382,000                $30,000
           Accrued interest receivable           91,000                  4,000
           Other receivables                    290,000                450,000
                                                -------                -------
                                               $763,000               $484,000
                                               ========               ========


         We earn management fees by providing management services to American Physicians Insurance Exchange ("APIE") under the direction of APIE's Board of Directors. Subject to the direction of this Board, and subject to a management services agreement , FMI sells and issues policies, investigates, settles and defends claims, and otherwise manages APIE's affairs. We earned management fees and other related income of $9,455,000 and $7,263,000, including expense reimbursements, principally for our independent agents' commissions, of $3,368,000 and $2,570,000 for the years ended December 31, 2002 and 2001, respectively, related to these agreements.

         The summarized financial information for APIE as of and for the year ended December 31, 2002 and 2001 is as follows:



                                                   2002                2001
                                                (unaudited)
                                                -----------         -----------
         Current assets                         $67,129,000         $56,020,000
         Long-term assets                        13,592,000           8,537,000
                                                 ----------          ----------
            Total assets                         80,721,000          64,557,000
                                                 ==========          ==========

         Current liabilites                      67,736,000          53,082,000
         Surplus                                 12,985,000          11,475,000
                                                 ----------          ----------
             Total liabilities and surplus       80,721,000          64,557,000
                                                 ==========          ==========
         Total revenue                           29,556,000          35,892,000
         Income from continuing operations        1,031,000           1,283,000
         Net income                               1,503,000           1,385,000





         Trade accounts receivable are recorded at APS Consulting for services performed which are billed on a monthly basis.

         Other receivables in 2001 are primarily comprised of a non-interest bearing advance to APIE which was subsequently collected in March 2002.

(3)      Notes Receivable

Notes receivable consist of the following:

                                                                                                             December 31,
                                                                                                       2002              2001
                                                                                                       ----              ----
     FemPartners, Inc. (Formerly due from Syntera HealthCare Corporation)
Promissory note, bears interest at 8%. Payments were interest only, paid quarterly through November 30, 2001. Quarterly combined principal and interest payments began December 1, 2001 and continue through September 1, 2004, at which time the total outstanding balance is due. The maturity date of this note can be accelerated if FemPartners conducts an initial public offering or other public sale of its common stock. If such occurs, the note shall mature and become due and payable on the 5th business day after the date of such initial public
offering or other public sale.                                                                       $902,000         $1,304,000

Unsecured term note, principal and interest, at 8%, payable monthly until
maturity on March 31, 2004.                                                                            63,000            115,000

     Employees
Loans are periodically made to employees, primarily as employment retention inducements. Employee notes receivable at December 31, 2002 consisted of a note totaling $4,000 which will be amortized through 2004, provided the employee remains with us and two loans totaling $40,000 to a key employee for advanced education fees. The latter two notes are forgivable in the amount of approximately $13,000 on each January 1st that the employee is employed by the Company beginning in 2001 and continuing through 2005. They are due within 90 days should the employee terminate employment.

Employee notes receivable at December 31, 2001 consisted of three notes totaling
$100,000 which were repaid in full in February 2002 and two loans totaling
$53,000 to a key employee for advanced education fees. The same terms apply as
described above.                                                                                       44,000            153,000
                                                                                                       ------           --------
                                                                                                    1,009,000          1,572,000
Less current portion and allowance for doubtful accounts of $64,000 in 2002                          (635,000)          (573,000)
                                                                                                     --------           --------
Long term portion                                                                                    $374,000           $999,000
                                                                                                     ========           ========


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

         TRADING ACCOUNT SECURITIES

         The trading account securities owned are reported at fair value. In the absence of any available market quotation, securities held by us are valued at estimated fair value as determined by management.

         In addition to receiving commission revenue for acting as the placement agent for private offerings, APS Financial received over the past three years warrants to purchase a total of 652,351 shares of restricted common capital stock of four companies. The warrants expire in 2004 through 2007 and had no value at December 31, 2002. None of the warrants have been exercised as of December 31, 2002.

         AVAILABLE-FOR-SALE SECURITIES

         Available-for-sale securities owned are reported at fair value.

         ACCOUNTS RECEIVABLE

         The fair value of these receivables approximates the carrying value due to their short-term nature and historical collectibility

         MANAGEMENT FEES AND OTHER RECEIVABLEs

         The fair value of these receivables approximates the carrying value due to their short-term nature and historical collectibility.

         NOTES RECEIVABLE

         The fair value of notes has been determined using discounted cash flows based on our management's estimate of current interest rates for notes of similar credit quality.

         DEPOSIT WITH CLEARING ORGANIZATION

         The carrying amounts approximate fair value because the funds can be withdrawn on demand and there is no unanticipated credit concern.

         OTHER INVESTMENTS

         The fair value has been determined using a third party valuation.

         ACCOUNTS PAYABLE

         The fair value of the payable approximates carrying value due to the short-term nature of the obligation.

         LIMITATIONS

         Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the aforementioned estimates.


(5)      Marketable Securities

         At December 31, 2002, we have classified certain investments as available-for-sale. The cost, gross unrealized gains and losses, and fair value of these securities by major security type at December 31, 2002 was as follows:


                                                                        Gross             Gross
                                                                      Unrealized       Unrealized           Fair
                                                     Cost               Gains            Losses            Value
                                             --------------------- ----------------- ---------------- -----------------
                                             --------------------- ----------------- ---------------- -----------------
         U.S. government agencies                 $ 2,846,000         $    60,000        $       --         $2,906,000
         Corporate obligations                      1,379,000              19,000           (16,000)         1,382,000
         Equity securities                          4,287,000           2,762,000           (53,000)         6,996,000
                                                    ---------           ---------           --------         ---------
         Total                                     $8,512,000          $2,841,000          $(69,000)       $11,284,000
                                                   ==========          ==========          =========       ===========

        Maturities of fixed income securities were as follows at December 31, 2002:

                                                                                  Fair
                                                     Cost                         Value
                                             ---------------------     -----------------------
         Due within one year                       $1,009,000                      $1,015,000
         Due after one year                         3,216,000                       3,273,000
                                                    ---------                       ---------
         Total                                     $4,225,000                      $4,288,000
                                                   ==========                      ==========

         Amounts reflected in the tables above include equity securities of Prime Medical with a fair value of $6,525,000 and corporate obligations of Prime Medical with a fair value of $860,000.

(6)      Property and Equipment

         Property and equipment consists of the following:

                                                           December 31,
                                                  ------------------------------
                                                        2002             2001
                                                        ----             ----
         Equipment                                   $1,150,000      $1,076,000
         Furniture                                      642,000         630,000
         Software                                       319,000         281,000
         Leasehold improvements                         240,000         234,000
                                                     -----------     -----------
                                                     $2,351,000      $2,221,000

         Accumulated depreciation and amortization   (1,977,000)     (1,806,000)
                                                     -----------     -----------
                                                       $374,000       $ 415,000
                                                     ===========     ===========

(7)      Accrued Expenses and Other Liabilities

         Accrued expenses and other liabilities consists of the following as of December 31,:

                                             2002                    2001
                                             ----                    ----

          Commissions payable             $ 798,000              $ 533,000
          Taxes payable                      93,000                 61,000
          Contractual/legal claims               --              1,031,000
          Vacation payable                  154,000                140,000
          Other                             182,000                105,000
                                           --------               --------
                                         $1,227,000             $1,870,000
                                         ==========             ==========

         Contractual/legal claims as of December 31, 2001 includes an accrual of $520,000 related to the settlement of a legal judgment against us that was paid in January 2002. Prior to the negotiated settlement of the judgment, we were required to put up a cash bond in the amount of the original judgment in the amount of $762,000. As of December 31, 2001, this amount was reflected in the line item "Prepaid expenses and other" in the accompanying consolidated balance sheet. The difference between the cash bond and the settlement amount was reimbursed to us in February 2002. Also in 2001, we recorded a liability of $511,000 for agreements with former doctor shareholders of Syntera, a practice management company we owned that was merged with FemPartners. Under the agreement, we agreed to exchange their shares in Syntera for the common stock of American Physicians, or cash, if the Syntera shares did not become publicly traded. In 2002 we paid cash to settle this liability, thus satisfying all obligations.

(8)       Notes Payable

         We had a $7,500,000 line of credit with Bank of America, N. A. We had pledged substantially all of the assets of our subsidiaries as well as shares of Prime Medical to the bank as funds were advanced under the line. Funds advanced under the agreement were $2,275,000 at December 31, 2001. Funds advanced under the agreement bore interest at the prime rate less 25 basis points. Interest expense incurred during the years ended December 31, 2002 and 2001 related to the line of credit was approximately $8,000 and $388,000 respectively. All amounts payable under the line of credit were due February 2003 but were repaid in February 2002. We terminated the line of credit during 2002.

(9)       Commitments and Contingencies

         Expenses under all operating leases for the years ended December 31, 2002 and 2001 were $1,077,000 and $534,000, respectively. Future minimum payments for leases that extend for more than one year through 2007 were $950,000; $825,000; $687,000; $487,000 and $8,000 for 2003,
         2004, 2005, 2006 and 2007, respectively.

         We have extended various lines of credit to Uncommon Care. See Note 15 to these consolidated financial statements.

         We have extended a line of credit to APS Consulting. See Note 14 to these consolidated financial statements.

         We are involved in various claims and legal actions that have arisen in the ordinary course of business. Management believes that any liabilities arising from these actions will not have a significant adverse effect on our consolidated financial condition or results of operations.

         We guaranteed a loan in the maximum amount of $70,000 for a director, William Searles. The guarantee was collateralized by Mr. Searles' options to purchase American Physicians and Prime Medical shares as well as Mr. Searles' common stock interest in Uncommon Care. At December 31, 2001 the loan was in the amount of $35,000. The loan was paid in full subsequent to year end. Following the passage of the Sarbanes/Oxley Act in July, 2002, all officers and directors were informed that loans, advances or guarantees would no longer be permitted.

(10)     Income Taxes

         Income tax expense (benefit) consists of the following:

                                                       Year Ended December 31,
                                                    ---------------------------
                                                       2002               2001
                                                       ----               ----
         Continuing Operations
           Federal

             Current                                $2,471,000        $(694,000)
             Deferred                                 (151,000)        (330,000)
           State-Current                                95,000           72,000
                                                    -----------       ----------
           Total from Continuing Operations          2,415,000         (952,000)
           Discontinued Operations                          --          727,000
                                                    -----------       ----------
                                                    $2,415,000        $(225,000)
                                                    ===========       ==========


         A reconciliation of expected income tax expense (benefit) computed by applying the United States federal statutory income tax rate of 34% to earnings (loss) from continuing operations before income taxes to tax expense (benefit) from continuing operations in the accompanying consolidated statements of operations follows:



                                                       Year Ended December 31,
                                                     ---------------------------
                                                     2002                 2001
                                                     ----                 ----

         Expected federal income tax expense
         (benefit) from continuing operations     $1,981,000        $(1,001,000)
           State taxes                                63,000             48,000
           Goodwill adjustment                       214,000                 --
           Minority interest                          89,000                 --
           Other, net                                 68,000              1,000
                                                   ---------         -----------
                                                  $2,415,000         $ (952,000)
                                                  ==========         ===========

         The tax effect of temporary differences that gives rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below:

                                                                                                   Year Ended December 31,
                                                                                     -----------------------------------------------

                                                                                               2002                      2001
                                                                                               ----                      ----
        Deferred tax assets:
        Net operating loss carryforwards                                                    $      --                 $ 110,000
        Accrued expenses                                                                      101,000                   227,000
        Allowance for doubtful accounts                                                        68,000                    16,000
        Investment in available-for-sale securities and equity
          investees                                                                         1,444,000                        --
        Other investments                                                                      51,000                   919,000
        Sales/Leaseback deferred income                                                       732,000                 1,073,000
        Other                                                                                   3,000                    84,000
                                                                                           ----------                ----------
        Total gross deferred tax assets                                                     2,399,000                 2,429,000
        Less valuation allowance                                                                   --                  (110,000)
                                                                                           ----------                ----------
        Deferred tax assets-net of valuation allowance                                      2,399,000                 2,319,000
                                                                                            ---------                ----------
        Deferred tax liabilities:
        Investment in equity investments due to use of equity method
          for financialreporting                                                                   --                  (528,000)
        Market value allowance on investments                                                (943,000)                       --
        Deferred income for tax purposes                                                           --                   (26,000)
        Capitalized expenses, principally due to deductibility for tax
           purposes                                                                           (31,000)                  (32,000)
                                                                                              --------                ---------
        Total gross deferred tax liabilities                                                 (974,000)                 (586,000)
                                                                                             ---------                ---------
        Net deferred tax asset                                                             $1,425,000                $1,733,000
                                                                                           ==========                ==========

         The net change in the total valuation allowance for the year ended December 31, 2002 was a decrease of $110,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences at December 31, 2002.

(11)     Employee Benefit Plans

         We have an employee benefit plan qualifying under Section 401(k) of the Internal Revenue Code for all eligible employees. Employees become eligible upon meeting certain service and age requirements. Employee deferrals may not exceed $11,000 in 2002 unless participant is over age 50, in which case the maximum deferral is $12,000. We may, at our discretion, contribute up to 200% of the employees' deferred amount.

         For the years ended December 31, 2002 and 2001, our contributions aggregated $135,000 and $88,000, respectively.

(12)     Stock Options

         We have adopted, with shareholder approval, the "1995 Non-Employee Directors Stock Option Plan" ("Directors Plan") and the "1995 Incentive and Non-Qualified Stock Option Plan" ("Incentive Plan"). The Directors Plan provides for the issuance of up to 200,000 shares of common stock to non-employee directors who serve on the Compensation Committee. The Directors Plan is inactive and it is assumed the remaining 170,000 shares will not be granted. The Incentive Plan, as amended with shareholder approval in 1998, 2001, and 2002 provides for the issuance of up to 1,600,000 shares of common stock to our directors and key employees. A total of 952,000 of these options have been granted as of December 31, 2002.

         The exercise price for each non-qualified option share is determined by the Compensation Committee of the Board of Directors ("the Committee"). The exercise price of a qualified incentive stock option has to be at least 100% of the fair market value of such shares on the date of grant of the option. Under the Plans, option grants are limited to a maximum of ten-year terms; however, the Committee has issued all currently outstanding grants with five-year terms. The Committee also determines vesting for each option grant and substantially all outstanding options vest in two or three approximately equal annual installments beginning one year from the date of grant.

         We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"), but apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for our stock option plans. In 2002 we purchased 89,000 unexpired options from four grantees. These purchases modified the terms of the options and we recognized $156,000 of compensation expense, as a result. Except as previously noted, no compensation expense from stock-based compensation awards was recognized in 2002 or 2001. If we had elected to recognize compensation expense for options granted based on the fair value at the grant dates, consistent with Statement 123, net income and earnings per share would have changed to the pro forma amounts indicated below:

                                                                                           Year Ended December 31,
                                                                               ------------------------------------------------
                                                                                        2002                        2001

         Net income (loss) as reported                                              $3,411,000                  $ (578,000)

         Deduct: Total stock-based  employee  compensation expense determined under fair value  based  method for all  awards,  net of related tax
         effects                                                                      (222,000)                   (226,000)
                                                                                    ----------                    ---------
         Pro forma net income (loss)                                                $3,189,000                   $(804,000)
                                                                                    ==========                    =========
         Income (loss) per share
                       Basic - as reported                                              $1.53                       $(0.25)
                                                                                        =====                       =======
                       Basic - pro forma                                                $1.43                       $(0.34)
                                                                                        =====                       =======
                       Diluted - as reported                                            $1.45                       $(0.25)
                                                                                        =====                       =======
                       Diluted - pro forma                                              $1.36                       $(0.34)
                                                                                        =====                       =======

         The fair value of the options used to compute the pro forma amounts is estimated using the Black Scholes option-pricing model with the following assumptions:

                                                        2002         2001
                                                       -----        -----
               Risk-free interest rate                  3.4%          4.45%
               Expected holding period                  3.7 years     3.90 years
               Expected volatility                     .477           .798
               Expected dividend yield                   -0-            -0-


        Presented below is a summary of the stock options held by our employees and our directors and the related transactions for the years ended December 31, 2002 and 2001.



                                                                   Year Ended December 31,
                                    ------------------------------------------------------------------
                                                     2002                                2001
                                            ----------------------          --------------------------
                                                          Weighted                         Weighted
                                                          Average                           Average
                                                          Exercise                         Exercise
                                            Shares         Price              Shares         Price
                                           -------       ---------          ----------    ----------
        Balance at January 1               788,000         $3.45            1,151,000          $5.04
        Options granted                    305,000          3.72              134,000           2.25
        Options exercised                  (13,000)         1.69                   --            --
        Options repurchased                (89,000)         2.38                   --            --

        Options forfeited/expired          (52,000)         6.26             (497,000)          6.70
                                           --------                          ---------
        Balance at December 31             939,000          3.51              788,000           3.45
                                           =======          ----              =======           ====
        Options exercisable                500,000          3.78              455,000           4.19
                                           =======          ====              =======           ====


         The weighted average fair value (the theoretical option value calculated using the Black Scholes option pricing model) of Company stock options granted during the years ended December 31, 2002 and 2001 is $1.46 and $1.36 per option, respectively. In this case, as of December 31, 2002, weighted average price per share of Company stock options ($5.18) less the weighted average exercise price of options granted ($3.72) equals the weighted average fair value of options granted ($1.46).

         The following table summarizes the Company's options outstanding and exercisable options at December 31, 2002:

                                              Stock Options                                 Stock Options
                                                Outstanding                                  Exercisable
                           ------------------------------------------------    ------------------------------------
                                                Average          Weighted                              Weighted
                                               Remaining          Average                               Average
          Range of                            Contractual        Exercise                              Exercise
      Exercise Prices               Shares       Life              Price                Shares           Price
      ---------------               ------       ----              -----                ------           -----
        $1.50 to $3.50             237,000       3.1 years         $1.94               101,000           $1.80
        $3.51 to $5.50             675,000       2.5 years         $3.91               372,000           $4.08
        $5.51 to $7.25              27,000       0.3 years         $7.18                27,000           $7.18
                                   -------                                             -------
        Total                      939,000                                             500,000
                                   =======                                             =======

(13)     Discontinued Operations

         Summary operating data for APS Realty is as follows:

                                               Year Ended December 31,
                                               2002               2001
                                               -----               ----
         Rent revenues                           --               $ 677
         Expenses                                --                 467
         Gain on building sale                   --               1,927
                                               -----             -------
              Income before taxes                --              $2,137
              Income tax expense                                    727
                                               -----             -------
                 Net Income                      --              $1,410
                                               =====             =======


         In November, 2001 we sold all of the remaining 46,000 square feet of condominium space we owned in an office project located in Austin, Texas to our former affiliate, Prime Medical. In conjunction with the sale we leased back approximately 23,000 square feet that housed our operations prior to the sale. Our wholly-owned subsidiary, APS Realty, which formerly owned this office space and leased space to us, our subsidiaries, affiliates and unaffiliated parties, was subsequently dissolved. As a result there are no corresponding assets or liabilities related to discontinued operations as of December 31, 2001. Gain on the sale amounted to approximately $5.1 million, of which $1.9 million was recognized in 2001 and the balance of the gain was deferred. Deferred income of approximately $2.4 million related to our continuing involvement in 50% of the usable space was recorded and is being recognized monthly over the five year lease term through November 2006. Income recognition related to this deferral was $488,000 in 2002 and $41,000 in 2001. In addition, 15% of the gain ($0.76 million) related to our 15% ownership in the purchaser, was deferred as we accounted for Prime Medical using the equity method of accounting through the year ended December 31, 2001. During 2002 we reduced our investment in Prime Medical and subsequently recognized a proportionate percentage of the deferred gain, or about $515,000. Recognition of the deferred gain is recorded as a reduction of rent expense in operating expenses in the accompanying financial statements.



(14)     Sale of APS Consulting

         Effective November 1, 2002, we completed the sale of APS Consulting to its management. We sold all of our APS Consulting shares for a de minimus amount of cash plus a $250,000 seven year term note at the prime rate plus 3%. The note is secured by the assets of APS Consulting. Our existing contract to provide administrative support services to APS Consulting for a period of approximately seven years remains in effect. Fees under this contract are dependent on APS Consulting's pre-tax earnings but may not be less than $200,000 or more than $518,000 over its remaining term.

         In addition, we extended a line of credit to APS Consulting of up to $450,000. This line is at the prime rate plus 3% and is collateralized by the accounts receivable and cash of APS Consulting. Advances under the line are dependent upon meeting borrowing base requirements.

         Under the terms of the sale agreement, we are dependent upon the future successful operation of the division to collect our proceeds from the disposal. Additionally, as we have a security interest in the assets of the division, we have retained a risk of loss on the division's assets and, under the terms of our notes with the division, we have the ability to veto certain transactions, including significant asset disposals.

         Consistent with the guidance under FIN 46, we have not recognized the divestiture of APS Consulting and continue to consolidate the division as an entity in which we have a variable interest that will absorb the majority of the entity's operating losses if they occur.

         Accordingly, the assets and liabilities are included in our consolidated balance sheet as of December 31, 2002. The balance sheet below summarizes the assets and liabilities of APS Consulting that are included in our consolidated balance sheet at December 31, 2002:


                                                            2002
                                                          -------
         Assets
         Cash                                             $347,000
         Accounts Receivable, net                          409,000
         Prepaid Expenses                                   22,000
                                                            ------
             Total Current Assets                          778,000
         Property and Equipment                             45,000
                                                            ------
             Total Assets                                 $823,000
                                                          ========
         Liabilities
         Accounts Payable                                 $445,000
         Accrued Expenses                                   74,000
                                                          --------
             Total Current Liabilites                      519,000
         Notes Payable                                     248,000
         Deferred Income                                    74,000
                                                          --------
             Total Liabilites                             $841,000
                                                          ========
         Total Liabilities in excess of Assets           $ 18,000
                                                         =========



         The revenues and expenses of APS Consulting from January 1, 2002 through the date of sale, November 1, 2002, have been included in our consolidated financial statements for the year ended December 31, 2002. In addition, we continue to recognize APS Consulting's revenues and expenses subsequent to the sale. If, subsequent to the sale, APS Consulting reports operating losses, we record such losses in our statement of operations. If APS Consulting reports net earnings, we reduce our interest in such earnings to zero by increasing the minority interest presented in our statement of operations. The statement of operations below summarizes the results of APS Consulting that are included in our consolidated statement of operations for the year ended December 31, 2002:

                                   Pre-              Post-
                                Transaction       Transaction          Total
                                -----------       -----------       -----------
         Consulting Revenue      $2,790,000         $506,000         $3,296.000
         Consulting Expenses      2,403,000          506,000          2,909,000
                                  ---------          -------          ---------
         Operating Income         $ 387,000        $      --          $ 387,000
                                  =========        =========          =========



         Creditors of APS Consulting have no recourse to the general credit of the Company or its other consolidated subsidiaries.



(15)     Investment in Unconsolidated Affiliates


         As of December 31, 2002 and 2001, respectively, our investment in unconsolidated affiliates consisted of the following:

                                                          December 31,
                                                   2002                  2001
                                                 ------               --------
              Prime Medical Services, Inc.       $   --           $ 10,700,000
              Uncommon Care                      $   --           $         --
                                                 ------            -----------
                                                 $   --           $ 10,700,000




         For the year ended December 31, 2002 and 2001, respectively, our equity in the loss of unconsolidated affiliates consisted of the following:




                                                          December 31,
                                                  2002                 2001
                                                -------              --------
              Prime Medical Services, Inc.    $ 186,000            $(2,179,000)
              Uncommon Care                   $(230,000)           $(1,012,000)
                                              ----------           -----------
                                              $ (44,000)           $(3,191,000)

         On October 12, 1989, we purchased 3,540,000 shares (42%) of the common stock of Prime Medical. Prime Medical is the largest provider of lithotripsy (a non-invasive method of treating kidney stones) services in the United States and is an international supplier of specialty vehicles for the transport of high technology medical and broadcast/communications equipment. In the ensuing years, the sale of stock, stock exchanges and stock issuances reduced our ownership and at December 31, 2001 our holdings stood at 2,344,000 shares or approximately 15% of the common stock.


         During this period we accounted for our investment using the equity method, as we exercised significant influence over operating and financial policies. In the first quarter of 2002, with the sale of Prime Medical shares reducing our ownership to less than 5%, and our chairman and CEO reducing his responsibilities on Prime's Board, we began to account for our Prime Medical investment as an available-for-sale equity security. In connection with the sales of primes shares during the year, we recognized a gain of $2,855,000. The gain is classified as "Gain on Sale of Investments" in the accompanying consolidated financial statements. Changes in market value of our Prime Medical shares are included in shareholders equity as "accumulated other comprehensive income".


         Prime is an SEC registrant and additional information on the company can be found on the SEC's web site at www.sec.gov.


         The condensed balance sheet and statement of operations for Prime Medical follows (unaudited, in thousands):



         Condensed balance sheet at December 31, 2001:
                                                                2001
                                                             ------------
              Current assets                                  $  59,213
              Long-term assets                                  192,828
                                                              ---------
              Total assets                                     $252,041
                                                              =========
              Current liabilities                             $  28,350
              Long-term liabilities                             138,215
              Shareholders' equity                               85,476
                                                              ---------
              Total liabilities and equity                    $ 252,041
                                                              ==========

        Condensed statement of operations for the years ended December 31, 2001:
                                                                2001
                                                             ----------
              Total revenue                                  $ 154,868
                                                             ==========
              Net income (loss)                              $ (14,465)
                                                             ==========

         On January 1, 1998 we invested approximately $2,078,000 in the convertible preferred stock of Uncommon Care and have extended three lines of credit totaling $4,850,000. At December 31, 2002, a total of $4,605,000 was drawn upon these lines. Uncommon Care is a developer and operator of dedicated Alzheimer's care facilities. The preferred shares we own are convertible into approximately a 29% common stock interest in the equity of Uncommon Care on a fully converted basis. In 2002 and 2001 we received common shares amounting to an additional 13% common stock interest as payment in kind for interest on our lines of credit. Our investment entitles us to vote in certain instances and to elect one of the four members of the board of directors of Uncommon Care. In addition, pursuant to a shareholders agreement between Uncommon Care and its shareholders, one of the directors elected by the holders of the preferred stock must consent to Uncommon Care's taking certain important corporate actions specified in the shareholders agreement. The lines of credit extended to Uncommon Care was their sole source of liquidity during 2002. We believe our 42% ownership creates significant influence over Uncommon Care and accordingly we apply the equity method in accounting.

         Amounts outstanding under lines of credit extended to Uncommon Care at December 31, 2002 and 2001 are as follows (in thousands):



                                                                                                         2002      2001
                                                                                                        -----     -----
        Revolving Line of Credit:  This note is unsecured  with a maximum of $1,200,000.  The note is interest only at 10%, payable  semi-annually.  The note matured September 30, 2001, but was extended until April 30, 2003.  Maturity may be  accelerated  if the borrower  obtains specific  levels of equity  financing.  The  borrower may at that time pay off the loan in full or  convert  it into  non-voting  preferred  stock of the  borrower.  In the event of non-payment  at  maturity,  the lender may elect to convert the  outstanding  balance into
        capital stock of the borrower.                                                                    $955      $810

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

        Revolving  Line of  Credit:  This note is secured  by  substantially  all of the assets of borrower and is subordinated to bank loans for various real estate purchases.  The maximum allowed  on  this  note  is $2,400,000.  This  note  is  interest  only  at  10%,  payable
        quarterly.  Any outstanding principal is due June 30, 2005.                                     $2,400    $2,400


         During 2002 we agreed to modify the terms of the foregoing notes. For the period July 1, 2001 through June 30, 2002 the interest rate was changed to 4% and payments were paid in-kind (PIK) in the form of Uncommon Care common stock at $0.57 per share. Additionally, the PIK stock may be repurchased by Uncommon Care through June 30, 2004 at a price of $.64 per share. We agreed to these modified terms to improve Uncommon Care's liquidity and to assist it in complying with the terms of its bank covenants. PIK payments during 2002 and 2001 increased our ownership in Uncommon Care from 34% to 42% on a fully converted basis.

         Following the expiration of the PIK agreement Uncommon Care did not resume paying interest to us and is in default on the three notes. Our options for collecting this debt are restricted by the terms of a subordination agreement entered into with Uncommon Care's senior leader.

         Some of our officers and directors participated in the $2,400,000 line of credit to Uncommon Care. For financial purposes this participation has been treated as a secured borrowing. In the aggregate, these officers and directors contributed approximately $259,000 to fund a 10.8% interest in the loan. They participate in the loan under the same terms as the Company.

         We have applied the guidance of EITF 99-10, specifically the percentage of ownership method, in applying the quity method to our investment in Uncommon Care. Uncommon Care's common stock equity had been eliminated by losses prior to our investment and, accordingly, we have recognized 100% of the losses of Uncommon Care, to the extent of our investment, based on our ownership of 100% of Uncommon Care's preferred stock equity and subordinated debt with Uncommon Care. During 2001 our total bases in investment and advances to Uncommon Care was reduced to zero.

         During 2002 we expensed the $230,000 which we advanced under the lines of credit. As this advance represented a funding of Uncommon Care's prior losses, the amount was expensed when advanced and is included in the equity in loss related to this affiliate. Repayments on the line of credit during 2002 were $85,000 and were recorded as deferred income.

         At December 31, 2002, Uncommon Care was not in compliance with its senior loan covenants. Uncommon Care's senior lender has several options ranging from renegotiating new loan terms to seizing its collateral, thus forcing Uncommon Care in bankruptcy. It is unknown as of the date of this report what action the lender may take.

         The condensed balance sheet and statement of operations for Uncommon Care follows (unaudited, in thousands):

            Condensed balance sheet at December 31, 2001:
                                                               2001
                                                            ----------
               Current assets
                                                                 $148
               Long-term assets                                14,544
                                                               ------
                    Total assets                              $14,692
                                                              =======
               Current liabilities                           $  1,051
               Long-term liabilities                           18,502
               Shareholders' deficit                           (4,861)
                                                             --------
                    Total liabilities and equity              $14,692
                                                             ========



        Condensed statement of operations for the years ended December 31, 2001:

                                                              2001
                                                           ----------
               Total revenue                                $ 6,550
                                                            =======
               Net loss                                     $(1,440)
                                                           =========

 (16)    Segment Information

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

         Our consulting segment includes environmental consulting and engineering services to private and public institutions.

         Corporate is the parent company and derives its income from interest and investments.

         Income from the discontinued real estate segment was derived from the leasing of and sale of office space.


                                                                                                  2002                  2001
                                                                                                  ----                  ----
 Operating Revenues:
        Financial services                                                                     $13,625,000         $13,094,000
        Insurance services                                                                       9,455,000           7,263,000
        Consulting                                                                               3,296,000           2,642,000
        Other                                                                                    1,081,000           3,992,000
                                                                                                 ---------           ---------
                                                                                               $27,457,000         $26,991,000

 Reconciliation to Consolidated Statements of Operations:
        Total segment revenues                                                                 $27,457,000         $26,991,000
                 Less: intercompany dividends                                                   (1,024,000)         (3,951,000)
                          intercompany interest                                                    (41,000)            (41,000)
                                                                                                ----------          ----------
                   Total Revenues                                                              $26,392,000         $22,999,000
                                                                                               ===========         ===========
 Operating Income (Loss):
        Financial services                                                                      $1,749,000          $1,576,000
        Insurance services                                                                       2,389,000           1,345,000
        Consulting                                                                                 387,000            (379,000)
        Corporate                                                                                                    2,202,000
                                                                                                 ---------          ----------
                                                                                                  (355,000)
                                                                                                $4,170,000          $4,744,000
 Reconciliation to Consolidated Statements of Operations:
        Total segment operating profit                                                          $4,170,000          $4,744,000
        Intercompany interest                                                                      (41,000)            (41,000)
        Less: intercompany dividends                                                            (1,024,000)         (3,951,000)
                                                                                                ----------          -----------
               Operating income                                                                 $3,105,000            $752,000
 Gain on sale of investments                                                                     2,855,000                  --
                                                                                                 ---------          -----------
 Profit (loss)from continuing operations before interest, income taxes,
      minority interests and equity in loss of unconsolidated affiliates                         5,960,000             752,000
 Interest Income                                                                                   195,000             121,000
 Interest expense                                                                                   24,000             465,000
 Income tax expense (benefit)                                                                    2,415,000            (952,000)
 Minority interests                                                                                261,000             157,000
 Equity in loss of affiliates                                                                      (44,000)         (3,191,000)
                                                                                                 ---------           ---------

 Profit(loss) from continuing operations                                                         3,411,000          (1,988,000)
 Net profit from discontinued operations, net of income tax                                             --            1,410,000
                                                                                                ----------          -----------
 Net earnings (loss)                                                                            $3,411,000          $ (578,000)
                                                                                                ==========         ============



                                                                                                    2002                2001
                                                                                                    ----                ----
 Identifiable assets:
    Financial Services                                                                          $3,727,000          $3,540,000
    Insurance Services                                                                           2,882,000           1,620,000
    Consulting                                                                                     823,000             738,000
    Corporate:
    Investment in and advances to equity method investees                                               --          10,700,000
    Investment in available for sale securities                                                 11,284,000                  --
    Other                                                                                        6,265,000           5,062,000
                                                                                                 ---------           ---------
                                                                                               $24,981,000         $21,660,000
                                                                                                ==========          ==========
Capital expenditures:
    Financial Services                                                                             $24,000             $43,000
    Insurance Services                                                                              78,000              48,000
    Consulting                                                                                      15,000              20,000
    Corporate                                                                                       37,000              81,000
                                                                                                    ------              ------
                                                                                                  $154,000            $192,000
                                                                                                  ========            ========

 Depreciation/amortization expenses:
   Financial Services                                                                              $42,000             $45,000
   Insurance Services                                                                               55,000              57,000
   Consulting                                                                                       18,000              75,000
   Corporate                                                                                        73,000              68,000
   Discontinued Operations                                                                              --              67,000
                                                                                                 ---------            --------
                                                                                                  $188,000            $312,000
                                                                                                 =========            ========
 Revenues attributable to customers generating greater than 10% of the consolidated revenues of the Company:

      Insurance services
          Company A                                                                            $3,320,000        Less than 10%


         At December 31, 2002 we had long-term contracts with company A and were therefore not vulnerable to the risk of a near-term severe impact from a reasonably possible loss of the revenue. However, should Company A default or be unable to satisfy its contractual obligations, there would be a material adverse effect on our financial condition and results of operations.

         Operating profit (loss) is operating revenues less related expenses and is all derived from domestic operations. Identifiable assets are those assets that are used in the operations of each business segment (after elimination of investments in other segments). Corporate assets consist primarily of cash and cash equivalents, notes receivable, investments in available-for-sale securities and investments in affiliates.

(17)     Earnings Per Share

         Basic earnings per share are based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares, including options. A reconciliation of income and average shares outstanding used in the calculation of basic and diluted earnings per share from continuing and discontinued operations follows:


                                                                  For the Year Ended December 31, 2002
                                                                  -----------------------------------
                                                             Income              Shares          Per-Share
                                                           (Numerator)       (Denominator)         Amount
                                                           ----------        ------------       -----------
         Earnings from continuing operations               $3,411,000
         Discontinued operations, net of tax                      --
         Basic EPS:
         Earnings available to common stockholders          3,411,000         2,227,000            $1.53
                                                                                                   =====
         Effect of dilutive securities                                          118,000
                                                            ---------         ---------
         Diluted EPS:
         Earnings available to common stockholders          3,411,000         2,345,000            $1.45
                                                            =========         =========            =====




                                                                 For the Year Ended December 31, 2001
                                                                 ------------------------------------
                                                              Income             Shares          Per-Share
                                                            (Numerator)      (Denominator)        Amount
                                                            ----------        ------------       ----------
         Loss from continuing operations                   $(1,988,000)
         Discontinued operations, net of tax                 1,410,000
         Basic EPS:
         Loss available to common stockholders                (578,000)        2,343,000           $(0.25)
                                                                                                   =======
         Effect of dilutive securities                              --                --
                                                             ---------        -----------
         Diluted EPS:
         Loss available to common stockholders             $  (578,000)         2,343,000          $(0.25)
                                                             =========         ==========          =======


         Unexercised employee stock options to purchase 432,000 and 788,000 shares of our common stock for the years ended December 31, 2002 and 2001, respectively, were not included in the computations of diluted EPS because their effect would be antidilutive.

(18)     Other Investments

         Other investments consisted of an investment in FemPartners, Inc. totaling $68,000 at December 31, 2001. This investment was marketed extensively in 2002 and was sold for the best offer, $8,000, to a former officer.

(19)     Shareholders' Equity

         The following table presents changes in shares outstanding for the period from December 31, 2000 to December 31, 2002:

                                                     Common
                                                     Shares           Treasury
                                                   Outstanding         Stock
                                                   ------------     ------------
         Balance December 31, 2000                  2,745,231          386,000
         Treasury stock purchases and
            retirement                                     --               --
                                                    -----------      -----------
         Balance December 31, 2001                  2,745,231          386,000
         Options Exercised                             13,000               --
         Treasury stock purchases                          --          238,388
         Treasury stock retirements                  (624,388)        (624,388)
                                                    -----------      -----------
         Balance December 31, 2002                  2,133,843               --
                                                    ===========      ===========


(20)       Goodwill

          We recorded goodwill in connection with our acquisition of Eco-Systems, in 1999. During 2001, we recognized $51,000 in amortization expense related to the goodwill. In accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, we assessed the goodwill for impairment in 2001. As of December 31, 2001, the review indicated that the goodwill was impaired and an impairment charge of $391,000 was recorded to write off the remaining unamortized amount. No goodwill was recorded as of December 31, 2001 and 2002.

(21) Quarterly Results (Unaudited)

          Quarter to quarter comparisons of results of operations have been and may be materially impacted by bond market conditions and whether or not there are profits at the medical malpractice insurance company which we manage and whose profits we share. We believe that the historical pattern of quarterly sales and income as a percentage of the annual total may not be indicative of the pattern in future years. The following tables set forth selected quarterly consolidated statements of operations information for the years ended December 31, 2002 and 2001:


                                                                 (In  thousands,  except  per  share data)

                                                                 First        Second         Third          Fourth
                                                                Quarter      Quarter        Quarter         Quarter
          2002                                                  -------      -------        -------         -------

          Revenues                                               $5,939       $6,353         $7,241         $ 6,859
          Net earnings                                            2,602          449            296              64
          Basic earnings per share:

            Net earnings                                          $1.12        $0.20          $0.13          $ 0.03
          Diluted earnings per share:

                   Net earnings                                   $1.07        $0.19          $0.13          $ 0.03
          2001

          Revenues                                               $5,588       $5,995         $6,268         $ 5,148
          Earnings (loss) from continuing operations                 84          251             82          (2,405)
          Discontinued operations, net of taxes                      41           34             35           1,300
          Net earnings (loss)                                      $125         $285           $117         $(1,105)
          Basic earnings (loss) per share:

            From continuing operations                            $0.04        $0.11          $0.03          $(1.03)

            Discontinued operations, net of taxes                  0.02         0.01           0.01            0.55

             Net earnings (loss)                                  $0.05        $0.12          $0.05          $(0.47)
          Diluted earnings (loss) per share:

             From continuing operations                           $0.03        $0.09          $0.03          $(1.03)

             Discontinued operations, net of taxes                 0.01         0.01           0.01            0.55

             Net earnings (loss)                                  $0.05        $0.10          $0.04          $(0.47)


         Results for the first quarter of 2002 include gains on the sale of 1,570,000 shares of Prime Medical common stock totaling $2,802,000 pre-tax. In connection with these sales, we also recognized a portion of the $760,000 gain on sale of real estate related to our 15% interest in Prime. Such gains recognized in the first quarter were approximately $500,000. Results for the fourth quarter of 2002 include an adjustment increasing federal income tax expense by $214,000. This adjustment represents a one-time tax adjustment relating to APS Consulting.

(22) Concentration of credit risk

         Marketable securities

         As of December 31, 2002 we owned marketable securities of Prime Medical with a fair market value of $7,385,000, or approximately 30% of our total assets. An event having a material adverse effect on Prime Medical and resulting in a devaluation of their securities would also have a material adverse effect on our financial condition and results of operations.

         Geographic concentration of insurance services

         Most of the managed insurance company's business is concentrated in Texas. Regulatory or judicial actions in that state that affected rates, competition, or tort law could have a significant impact on the insurance company's business. Consequently, our insurance management business, which is based on the premiums and profitability of the managed company, could be adversely affected.

         Financial  market concentration of investment services

         Investment Services derives most of its revenue through commissions earned on the trading of fixed-income securities. Should conditions reduce the market's demand for fixed-income products, and should Investment Services be unable to shift it emphasis to other financial products, it could have a material adverse impact on our financial condition and results of operations.