Form 10QSB
period 2003-03-31
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 2003-05-15
CIK 724024

=============================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE PERIOD ENDED MARCH 31, 2003

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

                                NUMBER OF SHARES
                                 OUTSTANDING AT
     TITLE OF EACH CLASS                               May 5, 2003
     --------------------                            ----------------
Common Stock, $.10 par value                             2,127,130

=============================================================================

                                     PART I

                              FINANCIAL INFORMATION

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Item 1 - Financial Statements

(In thousands)
                                                          Three Months Ended
                                                               March 31,
                                                     2003                 2002
                                                    -------             -------

Revenues:

Financial services                                   $4,057              $3,097
Insurance services                                    2,557               2,109
Consulting                                              899                 697
Other                                                     2                  --
                                                    -------             -------
   Total revenue                                      7,515               5,903

Expenses:

Financial services                                    3,340               2,612
Insurance services                                    1,972               1,595
Consulting                                              626                 630
General and administrative                              426                 361
Gain on sale of assets (Note 4)                          (2)               (572)
                                                     -------            -------
   Total expenses                                     6,362               4,626
                                                     -------            -------

Operating income                                      1,153               1,277

Gain on sale of investments (Note 4)                     15               2,801

Earnings from operations before interest,
  income taxes, minority interests and equity
  in loss of unconsolidated affiliates                1,168               4,078

Interest income                                          71                  38
Interest expense                                          1                  18
Income tax expense                                      437               1,395
Minority interests (Note 9)                             249                  57
Equity in loss of unconsolidated
  affiliates (Note 5)                                    --                 (44)
                                                      ------             ------

    Net earnings                                       $552              $2,602
                                                      ======             ======





See accompanying notes to consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
            CONSOLIDATED STATEMENT OF EARNINGS PER SHARE (UNAUDITED)


(In thousands, except per share amounts)
                                                          Three Months Ended
                                                               March 31,

                                                       2003              2002
                                                      -------          --------
Earnings (loss) per common share

Basic:
   Earnings from operations                            $0.26             $1.12
                                                      -------          --------
       Net earnings                                    $0.26             $1.12
                                                      =======          ========


Diluted:
   Earnings from operations                            $0.25             $1.07
                                                      -------          --------
       Net earnings                                    $0.25             $1.07
                                                      =======          ========


Basic weighted average shares
    outstanding                                        2,132             2,323
                                                      =======          ========

Diluted weighted average
    shares outstanding                                 2,228             2,422
                                                      =======          ========








See accompanying notes to consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



(In thousands)

                                                   March 31,        December 31,
                                                     2003               2002
                                                  ----------        ------------
                                                  (Unaudited)
ASSETS

Current Assets:
  Cash and cash equivalents                         $6,331             $6,691
  Trading account securities                           133                133
  Trade receivables, net                               653                460
  Notes receivable - current                           688                571
  Management fees and other receivables                743                763
  Deposit with clearing organization                   500                500
  Receivable from clearing organization                 70                 70
  Investment in available-for-sale fixed
    income securities - current                      1,010              1,015
  Income tax receivable                                 98                491
  Prepaid expenses and other                           644                673
                                                   ---------         ----------
      Total current assets                          10,870             11,367


Notes receivable, less current portion                 221                374
Property and equipment, net                            388                374
Investment in available-for-sale equity
  securities (Note 5)                                6,565              6,996
Investment in available-for-sale fixed
  income securities - non-current                    2,793              3,273
Net deferred income tax asset - non-current          2,357              2,399
Other assets                                           197                198
                                                    --------          ---------

Total Assets                                       $23,391            $24,981
                                                   =========          =========







See accompanying notes to consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS, continued

(In thousands, except share data)

                                                                                   March 31,               December 31,
                                                                                      2003                     2002
                                                                                 --------------            ------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                              (Unaudited)

Current liabilities:
  Accounts payable - trade                                                                $724                    $738
  Payable to clearing broker                                                                80                      70
  Accrued incentive compensation                                                           566                   1,804
  Accrued expenses and other liabilities (Note 6)                                        1,264                   1,227
  Deferred gain - current                                                                  488                     487
  Deferred tax liability - current                                                         614                     974
                                                                                       --------                --------

      Total current liabilities                                                          3,736                   5,300

Payable under loan participation agreements                                                259                     259
Deferred gain - non-current                                                              1,762                   1,887
                                                                                       --------                --------

      Total liabilities                                                                  5,757                   7,446

Minority interests (Note 9)                                                                632                     393

Shareholders' Equity:
  Preferred stock, $1.00 par value, 1,000,000
    shares authorized, none issued or outstanding                                           --                      --
  Common stock, $0.10 par value, shares authorized 20,000,000;
    2,130,043 issued and outstanding at 03/31/03
    and 2,133,843 at 12/31/02                                                              213                     213
  Additional paid-in capital                                                             5,584                   5,584
  Retained earnings                                                                     10,053                   9,515
  Accumulated other comprehensive income (loss),
     net of taxes                                                                        1,152                   1,830
                                                                                      ---------                --------

      Total shareholders' equity                                                        17,002                  17,142
                                                                                      ---------                --------

Total Liabilities and Shareholders' Equity                                             $23,391                 $24,981
                                                                                      =========                ========






See accompanying notes to consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

                                                                                     Three Months Ended March 31,
                                                                                      2003                  2002
                                                                                   ---------              ---------
Cash flows from operating activities:
  Net income                                                                           $552                 $2,602
  Adjustments to reconcile net income to cash
    used in operating activities:
        Depreciation and amortization                                                    50                     51
        Forgiveness of debt and other                                                    41                     42
        Minority interest in consolidated earnings                                      239                     57
        Undistributed loss of affiliates                                                 --                    230
        Gain on sale of assets                                                         (124)                  (880)
        Loss (gain) on sale of investment                                                19                 (2,802)
        Provision for bad debt                                                           21                      5
  Changes in operating assets and liabilities:
        Trade receivables                                                              (198)                   (35)
        Trading account securities                                                        0                     97
        Income tax receivable                                                           393                  2,917
        Deferred income taxes                                                            53                 (1,537)
        Receivable from clearing organization                                            10                    (99)
        Management fees & other receivables                                              20                    (44)
        Prepaid expenses & other assets                                                  29                    803
        Trade accounts payable                                                          (15)                   135
        Deferred income                                                                  --                    186
        Accrued expenses & other liabilities                                         (1,201)                (1,745)
                                                                                   ---------               --------
          Net cash used in operating activities                                        (111)                   (16)

Cash flows from investing activities:
  Capital expenditures                                                                  (58)                   (48)
  Proceeds from the sale of an investment                                               612                 10,309
  Purchase of available-for-sale securities                                            (812)                     --
  Investments in and advances to affiliate                                               --                   (230)
  Funds loaned to others                                                               (150)                  (150)
  Collection of notes receivable                                                        129                    209
  Other                                                                                  44                    172
                                                                                   ---------               --------
          Net cash (used in) provided by investing activities                          (235)                10,262

Cash flows from financing activities:
  Payment of long term debt                                                              --                 (2,280)
  Purchase and cancellation of treasury stock                                           (14)                  (251)
                                                                                   ---------               --------
          Net cash used in financing activities                                         (14)                (2,531)

Net change in cash and cash equivalents                                               ($360)                $7,715

Cash and cash equivalents at beginning of period                                      6,691                  3,851
                                                                                   ---------               --------
Cash and cash equivalents at end of period                                           $6,331                $11,566
                                                                                   =========               ========



See accompanying notes to consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
               For the three months ended March 31, 2002 and 2003

(In thousands)

                                                                                            Accumulated
                                                 Additional                                    Other                       Total
                                       Common     Paid-In     Retained    Comprehensive    Comprehensive    Treasury   Shareholders'
                                       Stock      Capital     Earnings    Income (loss)    Income (loss)      Stock        Equity
                                    ------------------------------------------------------------------------------------------------
                                    ------------------------------------------------------------------------------------------------
Balance December 31, 2001 (audited)     $ 275     $ 5,539     $ 8,310                         $ (39)        $ (1,418)      $ 12,667
                                    ------------------------------------------------------------------------------------------------
Comprehensive income:
    Net income                           --           --        2,602         $ 2,602            --               --          2,602
    Other comprehensive income:
      Unrealized gain on securities,
      net of taxes of $710               --           --           --           1,380          1,380              --          1,380
                                                                                ------
Comprehensive income                     --           --           --         $ 3,982             --              --             --
                                                                               ========
Treasury stock purchase                  --           --            --             --             --            (251)          (251)
                                    ------------------------------------------------------------------------------------------------
Balance March 31, 2002 (unaudited)     $ 275      $ 5,539     $ 10,912           $ --        $ 1,341        $ (1,669)      $ 16,398
                                    ================================================================================================


Balance December 31, 2002 (audited)    $ 213      $ 5,584      $ 9,515                       $ 1,830            $ --       $ 17,142
                                    ------------------------------------------------------------------------------------------------
Comprehensive income:
    Net income                           --           --           552          $ 552             --              --            552
    Other comprehensive income:
      Unrealized loss on  securities,
      net of taxes of $349               --           --            --           (678)          (678)             --           (678)
                                                                                 ------

Comprehensive loss                       --           --            --         $ (126)            --              --             --
                                                                                ========
Treasury stock purchases                 --           --            --                            --             (14)           (14)

Cancelled treasury stock                 --           --           (14)                           --              14             --
                                    ------------------------------------------------------------------------------------------------
Balance March 31, 2003 (unaudited)    $ 213       $ 5,584      $10,053           $ --         $ 1,152           $ --       $ 17,002
                                    ================================================================================================



See accompanying notes to consolidated financial statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)


1.  GENERAL

         The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements for the three months ended March 31, 2003 and 2002 reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Such adjustments consist of only items of a normal recurring nature. These consolidated financial statements have not been audited by our independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

         The notes to consolidated financial statements appearing in our Annual Report on Form 10-KSB for the year ended December 31, 2002 filed with the Securities Exchange Commission should be read in conjunction with this Quarterly Report on Form 10-QSB. There have been no significant changes in the information reported in those notes other than from normal business activities.

         Certain reclassifications have been made to amounts in prior periods to be consistent with the 2003 presentation.

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

3.  CONTINGENCIES

         We have extended various lines of credit to Uncommon Care totaling $4.69 million with interest rates between 10% and 12%. We have applied the guidance of EITF 99-10, specifically the percentage of ownership method, in applying the equity method to our investment in Uncommon Care. Uncommon Care's common stock equity had been eliminated by losses prior to our investment and, accordingly, we have recognized 100% of the losses of Uncommon Care, to the extent of our investment, based on our ownership of 100% of Uncommon Care's preferred stock equity and subordinated debt with Uncommon Care. Our total basis in investment and advances to Uncommon Care has been reduced to zero.

         At March 31, 2003, Uncommon Care was not in compliance with its senior loan covenants. Uncommon Care's senior lender has several options ranging from renegotiating new loan terms to seizing collateral, thus forcing Uncommon Care into bankruptcy. Although Uncommon Care was able to secure refinance funds from a third party lender on some of its properties in April, 2003, they are still not in compliance with bank covenants and it is unknown as of the date of this report what action the lender may take. Uncommon Care's management has been informed by us that we will not advance them additional funds.

         We have extended a line of credit to APS Consulting. See Note 9 to these consolidated financial statements.

         We are involved in various claims and legal actions that have arisen in the ordinary course of business. Management believes that any liabilities arising from these actions will not have a significant adverse effect on our financial condition or results of operations.

4. GAIN RECOGNITION

         During the three months ended March 31, 2003, we received proceeds of approximately $49,000 and recognized a gain of $15,000 resulting from the sale of available-for-sale equity securities.

         Additionally, we recognized $124,000 of deferred gain related to the November 2001 sale and subsequent leaseback of real estate to Prime Medical. Due to our continuing involvement in the property, we deferred recognizing approximately $2.4 million of the approximately $5.1 million gain and are recognizing it in earnings, as a reduction of rent expense, monthly through November 2006. In addition, 15% of the gain ($0.76 million) related to our then 15% ownership in the purchaser, was deferred. As our ownership percentage in Prime declines through our sales of Prime common stock, we recognize these gains proportionately to our reduction of our interest in Prime. During the first three months of 2003, we recognized $2,000 of these deferred gains.

5.  EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES

         At March 31, 2003 we owned approximately 4% (746,000 shares) of the outstanding common stock of Prime Medical. Our ownership percentage was reduced during 2002 when we sold 1,570,000 shares of Prime Medical common stock. As a result of our reduced ownership interest and as a result of the Company's Chairman and CEO, Kenneth S. Shifrin, stepping down from day-to-day operations as Executive Chairman of the Board of Prime Medical effective January 1, 2002, we ceased accounting for our investment in Prime Medical using the equity method effective March 19, 2002 and began accounting for our investment in Prime as an available-for-sale security in accordance with SFAS 115. Accordingly, our investment in Prime Medical is reported at fair value in our balance sheet and no equity earnings were recorded during the first quarter of 2003. We recognized $186,000 of equity earnings during the first quarter of 2002 prior to converting to the cost method of accounting for this investment.

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

The condensed statements of operations for Prime Medical follows (unaudited, in thousands):

Condensed statements of operations for the three months ended March 31, 2003 and 2002


                                             2003                 2002
                                             ----                 ----
         Total revenue                     $40,852              $40,303
         Income from operations              8,907               12,142
         Net income                          1,827                2,106


         At March 31, 2003 the Company owned convertible preferred and common stock of Uncommon Care, a developer and operator of dedicated Alzheimer's care facilities. We have followed the guidance of EITF 99-10, specifically the percentage of ownership method, in applying the equity method to our investment in Uncommon Care. Uncommon Care's common stock equity had been eliminated by losses prior to our investment and, accordingly, we recognized 100% of the losses of Uncommon Care based on our ownership of 100% of its preferred stock equity and subordinated debt. During 2001 our total basis in our investment and advances to Uncommon Care was reduced to zero. Until such time as Uncommon Care becomes profitable and our future equity in these profits fully offsets our prior period combined equity losses, future advances to Uncommon Care will result in a loss when advanced.

         The common and preferred shares owned by the Company, represent a 42% interest in the common equity in Uncommon Care on a fully converted basis. We continue to record our investment in and advances to Uncommon Care on the equity method.

The condensed statements of operations for Uncommon Care follows (unaudited, in thousands):

Condensed statements of operations for the three months ended March 31, 2003 and 2002


                                             2003               2002
                                             ----               ----
         Total revenue                      $1,918             $1,869
         Income from operations                201                194
         Net loss                             (196)              (143)

6.  ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consists of the following:

                                           March 31            December 31
                                             2003                  2002
                                         (Unaudited)
                                         -----------          ------------
Commissions Payable                      $  817,000            $  798,000
Taxes                                       113,000                93,000
Vacation                                    144,000               154,000
Other                                       190,000               182,000
                                         ----------           -----------
                                         $1,264,000            $1,227,000
                                         ==========            ==========


7.   EARNINGS PER SHARE

         Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflect dilution from all contingently issuable shares, such as options and convertible debt. A reconciliation of earnings and average shares outstanding used in the calculation of basic and diluted earnings per share from operations follows:



                                    For the Three Months Ended March 31, 2003
                                   -------------------------------------------
                                     Earnings         Shares         Per Share
                                   (Numerator)     (Denominator)      Amount
                                   ----------      ------------      ---------
Earnings from operations            $ 552,000

Basic EPS
 Earnings available to
     common stockholders              552,000        2,132,000          $0.26
                                                                        =====


Diluted EPS
  Effect of dilutive securities            --           96,000
                                    ---------        ----------

  Earnings available to
    common stockholders and
    assumed conversions            $ 552,000         2,228,000          $0.25
                                   ==========        =========          =====

                                    For the Three Months Ended March 31, 2002
                                   ------------------------------------------
                                     Earnings         Shares        Per Share
                                   (Numerator)     (Denominator)      Amount
                                   ----------      ------------      --------

Earnings from operations          $ 2,602,000

Basic EPS
  Earnings available to             2,602,000        2,323,000         $ 1.12
                                                                        ======
    common stockholders


Diluted EPS
  Effect of dilutive securities            --           99,000
                                    ----------      -----------

  Earnings available to common
    stockholders and assumed
    conversions                   $ 2,602,000        2,422,000          $ 1.07
                                  ===========        =========           ======


         Unexercised employee stock options to purchase 575,000 and 456,500 shares of the Company's common stock for the three months ended March 31, 2003 and 2002, respectively, were not included in the computations of diluted EPS because the effect would be antidilutive as their exercise price exceeds the average stock price during the period.

8.    SEGMENT INFORMATION

The Company's segments are distinct by type of service provided. Comparative financial data for the three month periods ended March 31, 2003 and 2002 are shown as follows:

                                                  Three months ended March 31,

                                                    2003               2002
                                                  ---------         -----------
         Operating Revenue:
             Financial services                  $4,057,000          $3,097,000
             Insurance services                   2,557,000           2,109,000
             Consulting                             899,000             697,000
             Corporate                                6,000             157,000
                                                  ---------         -----------
                Total Segment Revenues           $7,519,000          $6,060,000
                                                 ==========         ===========

         Reconciliation to Consolidated
           Statement of Operations:
             Total segment revenues              $7,519,000          $6,060,000
             Less: Intercompany dividends                --            (145,000)
                   Intercompany interest             (4,000)            (12,000)
                                                 ----------          ----------
                        Total Revenues           $7,515,000          $5,903,000
                                                 ==========          ==========

                                                   Three months ended March 31,

                                                     2003                2002
                                                   -------              -------

      Operating Income (Loss)
      Financial services                          $ 717,000          $  485,000
      Insurance services                            585,000             514,000
      Consulting                                    273,000              67,000
      Corporate                                    (422,000)            211,000
                                                   ---------          ---------
      Total segments operating profits            1,153,000           1,277,000

      Gain on sale of investments                    15,000           2,801,000

      Profit from operations before interest,
        income taxes and minority interests and
        equity in loss of unconsolidated
        affiliates                                1,168,000           4,078,000

      Interest Income                                71,000              38,000
      Interest expense                                1,000              18,000
      Income tax expense                            437,000           1,395,000
      Minority interests                            249,000              57,000
      Equity in loss of affiliates                       --             (44,000)
                                                  ---------           ---------

         Net earnings                            $  552,000          $2,602,000
                                                  =========          ==========





9.    SALE OF APS CONSULTING

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

         Accordingly, the assets and liabilities of APS Consulting are included in our consolidated balance sheets as of March 31, 2003 and December 31, 2002. The balance sheet below summarizes the assets and liabilities of APS Consulting that are included in our consolidated balance sheet at March 31, 2003:




                  ASSETS
                  Cash                                          $226,000
                  Accounts Receivable, net                       649,000
                  Prepaid Expenses                                17,000
                                                               ----------
                      Total Current Assets                       892,000
                  Property and Equipment                          66,000
                                                               ----------
                      Total Assets                              $958,000
                                                               ==========
                  LIABILITIES
                  Accounts Payable                              $389,000
                  Accrued Expenses                                88,000
                                                               ----------
                      Total Current Liabilites                    477,000
                  Notes Payable                                   237,000
                  Federal Income Tax Payable                       75,000
                  Deferred Income                                  23,000
                                                               ----------
                      Total Liabilites                           $812,000
                                                               ==========
                  Total Assets in excess of Liabilities          $146,000
                                                               ==========



         We continue to consolidate APS Consulting's revenues and expenses. If APS Consulting reports operating losses, we record such losses in our statement of operations. If APS Consulting reports net earnings, we reduce our interest in such earnings to zero by increasing the minority interest presented in our statement of operations.

         Creditors of APS Consulting have no recourse to the general credit of the Company or its other consolidated subsidiaries.

10.   STOCK-BASED COMPENSATION

         We have adopted the disclosure-only provisions of Statement of Accouting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", but measure compensation expense for our stock-based employee compensation plans using the intrinsic value method prescribed by APS Opinion No. 25, Accounting for Stock Issued to Employees. Proforma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS 123 had been applied in measuring compensation expense follow. For purposes of the proforma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.



                                                   Three Months Ended March 31,

                                                    2003               2002
                                                    ----               ----

   Net Income as reported                         $552,000          $2,602,000

   Deduct: Total stock-based employee
     compensation expense determined under
     fair value based method for all awards,
     net of related tax effects                    (59,000)            (59,000)
                                                  ----------        -----------
   Pro forma net income                            493,000           2,543,000

   Income per share

      Basic - as reported                           $ 0.26             $ 1.12
                                                     ======            ======
      Basic - pro forma                             $ 0.23             $ 1.09
                                                     ======            ======
      Diluted - as reported                         $ 0.25             $ 1.07
                                                     ======            ======
      Diluted - pro forma                           $ 0.22             $ 1.05
                                                     ======            ======


11.      RECENT ACCOUNTING PRONOUNCEMENTS

          In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF)Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did not have a material effect on our consolidated financial statements.

         In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No.
5,  57  and  107  and  a  rescission  of  FASB   Interpretation   No.  34.  This
Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on our consolidated financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

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

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to a variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. We have voluntarily elected early adoption of Interpretation No. 46. The effect of the application of this Interpretation is described in Note 9 to these consolidated financial statements.

Item 2

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

         When necessary, we record an allowance for doubtful accounts based on specifically identified amounts that we believe to be uncollectible. If our actual collections experience changes, revisions to our allowance may be required. We have a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customer's credit could have a material affect on our results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. When necessary, we record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period the determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period the determination was made.

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

         At March 31, 2003 we owned convertible preferred and common stock of Uncommon Care, a developer and operator of dedicated Alzheimer's care facilities. We have applied the guidance of EITF 99-10, specifically the percentage of ownership method, in applying the equity method to our investment in Uncommon Care. Uncommon Care's common stock equity had been eliminated by losses prior to our investment and, accordingly, we recognized 100% of the losses of Uncommon Care based on our ownership of 100% of its preferred stock equity and subordinated debt. During 2001 our total basis in our investment and advances to Uncommon Care was reduced to zero. In 2003 it was decided that we would make no further advances to Uncommon Care due to their defaults to us and to their senior lender. While we do not intend to make any future advances to Uncommon Care, any such advances would result in our recording a loss when advanced.


RESULTS OF OPERATIONS

REVENUES

         Revenues from operations increased $1,612,000 (27%) for the three month period ended March 31, 2003 compared to the same period in 2002. Revenues increased in the current three month period at all segments compared to the same period in 2002.

         Financial services revenues increased $960,000 (31%) for the three month period ended March 31, 2003 compared to the same period in 2002. The increase in the current year three month period was due to strong commission revenues at APS Financial, the broker/dealer division of our financial services segment. APS Financial continues to trade predominantly in bond markets, which have been strong relative to equity markets. Commissions are higher this year as we have experienced zero turnover in broker personnel and they continue to open new institutional accounts. Also, corporate bond business volumes have been significant this year as investors look for yields above those offered by treasury securities.

         Our insurance services revenues from our premium-based insurance management segment, APS Insurance Services, increased $448,000 (21%) for the three month period ended March 31, 2003 compared to the same period in 2002. The increase is due to greater management fees and commissions, resulting from higher insurance premiums. Premiums have increased due to rate increases at the managed insurance company.

         Consulting revenues increased $202,000 (29%) for the three month period ended March 31, 2003 compared to the same period in 2002. The increase in the current year is primarily due to an increased number of short term construction and consulting projects completed during the quarter for new and existing clients. As described in Note 9 to our consolidated financial statements, we completed the sale of APS Consulting to its management effective November 1, 2002. However, since we did not satisfy the conditions to treat the sale as a divestiture, we will record operating losses of APS Consulting in our statement of operations and will record operating earnings of APS Consulting as a reduction of our interest in such earnings by increasing the minority interest presented in our statement of operations.


EXPENSES

         Total operating expenses increased $1,736,000 (38%) for the three month period ended March 31, 2003 compared to the same period in 2002. For the current year three month period, expenses increased at our financial services, insurance services and corporate segments and decreased at our consulting segment.

         Financial services expense increased $728,000 (28%) for the three month period ended March 31, 2003 compared to the same period in 2002. The primary reason for the current year variance is a $491,000 (30%) increase in commission expense resulting from the increase in commission revenue at APS Financial mentioned earlier. In addition, increased net profits at APS Financial resulted in a $197,000 (162%) increase in formula driven management incentive costs.

         Insurance services expenses at the insurance management subsidiary increased $377,000 (24%) for the three month period March 31, 2003 compared to the same period in 2002. The current three month period increase is due primarily to a $116,000 (15%) increase in commission expense paid to third party and in-house agents arising because of the aforementioned increase in commission income. Also higher this year is payroll related expenses which rose $77,000 (13%) in the current year three month period as a result of an industry salary analysis conducted in the latter half of 2002 which resulted in wages within certain departments increasing to competitive levels in order to retain personnel. Lastly, management incentive expense increased $67,000 (102%) in the current year three month period as a result of additional incentive accruals.

         General and administrative expenses increased $65,000 (18%) for the three month period March 31, 2003 compared to the same period in 2002. The increase in the current year period is due primarily to a 19% increase in personnel related costs, which includes annual merit raises as well as an increase in health insurance.

         Gain on sale of assets for the three months ended March 31, 2003 primarily represents the recognition of deferred income resulting from reducing our investment in Prime Medical through the sale of its common stock. Approximately $760,000 of the $5,100,000 gain on the sale of real estate to Prime Medical in 2001 was deferred in 2001 and is to be recognized upon the reduction of our percentage in Prime Medical through the sale of its stock. To date, a total of $517,000 of the $760,000 originally deferred has been recognized.

         Interest expense decreased $17,000 (94%) for the three month period ended March 31, 2003 compared to the same period in 2002. The primary cause of the current period decrease is the payoff of the Company's note payable from a balance of $2,750,000 during the first quarter of 2002. There was no long-term debt at March 31, 2003.


GAIN ON SALE OF INVESTMENTS

         The three month gain represent gains on the sale of Prime Medical common stock. As a result of these sales, as of March 31, 2003, we own approximately 746,000 shares of Prime Medical amounting to an ownership percentage of approximately 4%.

EQUITY IN EARNINGS (LOSS) OF UNCONSOLIDATED AFFILIATES

         Our equity in the earnings of Prime Medical decreased $186,000 (100%) for the three month period ended March 31, 2003 compared to the same period in 2002 as we no longer account for our investment in Prime Medical using the equity method of accounting, as was the case in the first quarter of 2002. As of March 19, 2002, we ceased accounting for our investment in Prime Medical using the equity method of accounting because (1) on January 1, 2002, Kenneth S. Shifrin, the Company's Chairman and CEO, stepped down from day-to-day operations as Executive Chairman of the Board of Prime Medical, but continues to serve as non-executive Chairman; and (2) from January to March 19, 2002, we sold 1,570,000 shares of Prime Medical reducing our ownership percentage to slightly less than 5%.

         Our equity in losses of Uncommon Care decreased $230,000 (100%) for the three month period ended March 31, 2003 compared to the same period in 2002 primarily as a result of our limiting our losses in Uncommon Care to our total investment and advances to Uncommon Care, which has been reduced to zero. Once we reduced our total investment to zero, as required under the equity method, we ceased recording equity losses. Until such time as Uncommon Care becomes profitable and future equity in these profits fully offsets our prior period combined equity losses, future advances to Uncommon Care will result in a loss when advanced. Due to Uncommon Care's default of our notes, we do not expect to make future advances to Uncommon Care.

MINORITY INTERESTS

         Minority interests represents the combination of two outside interests in subsidiaries of the Company: a twenty percent interest in Insurance Services owned by FPIC Insurance Group, Inc. and a three percent interest in APS Asset Management, a subsidiary of the financial services subsidiary of the Company (APS Investment Services), owned by key individuals within APS Asset Management. In addition, we are now recording net income from APS Consulting as minority interest. See Note 9 to these consolidated financial statements. Minority interests increased in the current year primarily as a result of increased profitability of our insurance services segment as well as to net income from APS Consulting.

SHAREHOLDERS' EQUITY

         For the three months ended March 31, 2003, we purchased and cancelled 3,800 shares of treasury stock. These purchases and cancellations had no effect on treasury stock or common stock and decreased retained earnings by $14,000.

         Through March 31, 2003, we recorded other comprehensive loss of $678,000 which represents unrealized holding losses on securities held for sale, primarily in Prime Medical common stock, net of tax. Changes in fair value for securities categorized as "available-for-sale" are excluded from earnings and reported net of deferred income taxes in shareholders' equity until realized.

LIQUIDITY AND CAPITAL RESOURCES

         Current assets exceeded current liabilities by $7,134,000 at March 31, 2003 and $6,067,000 at December 31, 2002. Working capital rose in 2003 due primarily to proceeds from the sale of non-current available-for-sale equity and fixed income securities.

         Capital expenditures through the three month period ended March 31, 2003 were approximately $58,000. Total capital expenditures are expected to be approximately $225,000 in 2003.

         Historically, the Company has maintained a positive working capital position and has been able to satisfy its operational and capital expenditure requirements with cash generated from its operating and investing activities. These same sources of funds have also allowed us to pursue investment and expansion opportunities consistent with our growth plans. Although it is uncertain if our operating activities will continue to provide positive cash flow in 2003, we believe that our current strong working capital position will enable us to meet our working capital requirements for the foreseeable future.

ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

          In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF)Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did not have a material effect on our consolidated financial statements.

         In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on our consolidated financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

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

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to a variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. We have voluntarily elected early adoption of Interpretation No. 46. The effect of the application of this Interpretation is described in Note 9 to these consolidated financial statements.

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

                                     PART 11

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



Item 2.  CHANGES IN SECURITIES

         For the three months ended March 31, 2003, we purchased 3,800 and cancelled 3,800 shares of treasury stock. These purchases and cancellations had no effect on treasury stock or common stock and decreased retained earnings by $14,000.



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              99.1     Certification of Chief Executive Officer
              99.2     Certification of Chief Financial Officer


         (b)  Reports on Form 8-K.


                        Report filed April 18, 2003 concerning the  press
                  release reporting annual and fourth quarter 2002 results of operations and financial condition.

Dated:            May 14, 2003

              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
                   SECTION 302 OF SARBANES-OXLEY ACT OF 2002

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design of operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:             May 14, 2003


 /s/ Kenneth S. Shifrin
-----------------------
Kenneth S. Shifrin
Chairman of the Board

Dated:            May 14, 2003

              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
                   SECTION 302 OF SARBANES-OXLEY ACT OF 2002

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design of operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:             May 14, 2003


 /s/ William H. Hayes
------------------------
William H. Hayes
Senior Vice President-Finance