Form 10QSB
period 2003-06-30
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 2003-08-14
CIK 724024

=============================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED
                                  JUNE 30, 2003

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

                                                     NUMBER OF SHARES
                                                      OUTSTANDING AT
     TITLE OF EACH CLASS                               July 31, 2003
     --------------------                            ----------------
Common Stock, $.10 par value                             2,147,130

=============================================================================

                                     PART I

                              FINANCIAL INFORMATION

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Item 1 - Financial Statements

(In thousands)

                                                                 Three Months Ended                       Six Months Ended
                                                                      June 30,                                 June 30,
                                                              2003              2002                   2003              2002
                                                           ------------      ------------           ------------      ------------

Revenues:

Financial services                                              $4,779            $3,201                 $8,836            $6,298
Insurance services                                               2,167             2,241                  4,724             4,350
Consulting                                                         773               903                  1,672             1,600
                                                           ------------      ------------           ------------      ------------
   Total revenue                                                 7,719             6,345                 15,232            12,248

Expenses:

Financial services                                               4,063             2,797                  7,403             5,409
Insurance services                                               1,703             1,643                  3,675             3,238
Consulting                                                         616               730                  1,242             1,360
General and administrative                                         458               318                    884               679
(Gain) loss on sale of assets (Note 4)                              (6)               60                     (8)             (512)
                                                           ------------      ------------           ------------      ------------
   Total expenses                                                6,834             5,548                 13,196            10,174
                                                           ------------      ------------           ------------      ------------

Operating income                                                   885               797                  2,036             2,074

(Gain) loss on sale of investments (Note 4)                         74               (10)                    89             2,791

Earnings from operations before interest,
  income taxes, minority interests and equity
  in unconsolidated affiliates                                     959               787                  2,125             4,865

Interest income                                                     75                 6                    148                44
Interest expense                                                     1                 3                      2                21
Income tax expense                                                 380               283                    733             1,678
Minority interests (Note 10)                                       204                58                    537               115
Equity in gain (loss) loss of unconsolidated
   affiliates (Note 5)                                             235                --                    235               (44)
                                                           ------------      ------------           ------------      ------------

    Net earnings                                                  $684              $449                 $1,236            $3,051
                                                           ============      ============           ============      ============





See accompanying notes to consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
            CONSOLIDATED STATEMENT OF EARNINGS PER SHARE (UNAUDITED)


(In thousands, except per share amounts)

                                                            Three Months Ended                       Six Months Ended
                                                                 June 30,                                 June 30,
                                                      -------------------------------         -------------------------------
                                                           2003              2002                  2003              2002
                                                      -------------     -------------         -------------     -------------
Earnings per common share

Basic:
   Earnings from operations                                  $0.32             $0.20                 $0.58             $1.33
                                                      -------------     -------------         -------------     -------------
       Net earnings                                          $0.32             $0.20                 $0.58             $1.33
                                                      =============     =============         =============     =============


Diluted:
   Earnings from operations                                  $0.30             $0.19                 $0.55             $1.26
                                                      -------------     -------------         -------------     -------------
       Net earnings                                          $0.30             $0.19                 $0.55             $1.26
                                                      =============     =============         =============     =============


Basic weighted average shares
    outstanding                                              2,138             2,254                 2,134             2,288
                                                      =============     =============         =============     =============

Diluted weighted average
    shares outstanding                                       2,269             2,402                 2,247             2,412
                                                      =============     =============         =============     =============







See accompanying notes to consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

                                                                  June 30,                   December 31,
                                                                    2003                         2002
                                                               ----------------             ---------------
                                                                 (Unaudited)
ASSETS

Current Assets:
  Cash and cash equivalents                                             $6,173                      $6,691
  Trading account securities                                               103                         133
  Trade receivables, net                                                   605                         460
  Notes receivable - current                                               650                         571
  Management fees and other receivables                                    510                         763
  Deposit with clearing organization                                       500                         500
  Receivable from clearing organization                                     70                          70
  Investment in available-for-sale fixed
    income securities - current                                             --                       1,015
  Income tax receivable                                                    269                         491
  Deferred tax asset - current                                              42                          --
  Prepaid expenses and other                                               591                         673
                                                                     ---------                   ---------
      Total current assets                                               9,513                      11,367


Notes receivable, less current portion                                     163                         374
Property and equipment, net                                                456                         374
Investment in available-for-sale equity
  securities (Notes 5 and 6)                                             9,190                       6,996
Investment in available-for-sale fixed
  income securities - non-current                                          874                       3,273
Net deferred income tax asset - non-current                              2,229                       2,399
Other assets                                                               195                         198
                                                                      --------                    --------

Total Assets                                                           $22,620                     $24,981
                                                                      ========                    ========



See accompanying notes to consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS, continued

(In thousands, except share data)

                                                                                   June 30,                December 31,
                                                                                     2003                      2002
                                                                                 --------------            ------------
                                                                                  (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable - trade                                                                $537                    $738
  Payable to clearing broker                                                                77                      70
  Accrued incentive compensation                                                         1,209                   1,804
  Accrued expenses and other liabilities (Note 7)                                        1,330                   1,227
  Deferred gain - current                                                                  487                     487
  Deferred tax liability - current                                                          --                     974
                                                                                       -------                  ------

      Total current liabilities                                                          3,640                   5,300

Payable under loan participation agreements                                                259                     259
Deferred gain - non-current                                                              1,495                   1,887
                                                                                       -------                  ------

      Total liabilities                                                                  5,394                   7,446

Minority interests (Note 10)                                                               807                     393

Shareholders' Equity:
  Preferred stock, $1.00 par value, 1,000,000
    shares authorized, none issued or outstanding                                           --                      --
  Common stock, $0.10 par value, shares authorized 20,000,000;
    2,147,130 issued and outstanding at 06/30/03
    and 2,133,843 at 12/31/02                                                              215                     213
  Additional paid-in capital                                                             5,662                   5,584
  Retained earnings                                                                     10,726                   9,515
  Accumulated other comprehensive income (loss),
     net of taxes                                                                         (120)                  1,830
  Treasury stock                                                                           (64)                     --
                                                                                       -------                  ------

      Total shareholders' equity                                                        16,419                  17,142
                                                                                       -------                  ------

Total Liabilities and Shareholders' Equity                                             $22,620                 $24,981
                                                                                       =======                 =======



See accompanying notes to consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



(In thousands)                                                                     Six Months Ended June 30,

                                                                                  2003                    2002
                                                                              --------------          -------------
Cash flows from operating activities:
  Net income                                                                         $1,236                 $3,051
  Adjustments to reconcile net income to cash
    used in operating activities:
        Depreciation and amortization                                                   114                     87
        Forgiveness of debt and other                                                    83                    105
        Minority interest in consolidated earnings                                      537                    115
        Undistributed (gain) loss of affiliates                                        (235)                    44
        Gain on sale of assets                                                         (252)                  (756)
        Gain on sale of investment                                                      (89)                (2,791)
        Provision for bad debt                                                            6                     54
  Changes in operating assets and liabilities:
        Trade receivables                                                              (151)                  (216)
        Trading account securities                                                       30                      7
        Income tax receivable                                                           222                  3,024
        Deferred income taxes                                                           113                 (1,375)
        Receivable from clearing organization                                             7                    (83)
        Management fees & other receivables                                             253                   (166)
        Prepaid expenses & other assets                                                  82                    773
        Trade accounts payable                                                         (202)                    (7)
        Accrued expenses & other liabilities                                           (492)                (1,508)
                                                                                    --------               -------
          Net cash used in operating activities                                       1,262                    358

Cash flows from investing activities:
  Capital expenditures                                                                 (185)                   (84)
  Proceeds from the sale of available-for-sale equity
       and fixed income securities                                                    4,038                 10,600
  Purchase of available-for-sale equity securities                                   (5,697)                (1,382)
  Receipts from (advances to) affiliate                                                 150                   (230)
  Funds loaned to others                                                               (150)                  (150)
  Collection of notes receivable                                                        263                    317
                                                                                    --------               -------
          Net cash (used in) provided by investing activities                        (1,581)                 9,071

Cash flows from financing activities:
  Payment of long term debt                                                              --                 (2,275)
  Exercise of stock options                                                              80                     17
  Purchase and cancellation of treasury stock                                           (89)                  (501)
  Distribution to minority interest                                                    (190)                    --
                                                                                     -------               -------
          Net cash used in financing activities                                        (199)                (2,759)

Net change in cash and cash equivalents                                               ($518)                $6,670

Cash and cash equivalents at beginning of period                                      6,691                  3,851
                                                                                    -------                -------
Cash and cash equivalents at end of period                                           $6,173                $10,521
                                                                                    =======                =======


See accompanying notes to consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                 For the six months ended June 30, 2002 and 2003

(In thousands)

                                                                                            Accumulated
                                                 Additional                                    Other                      Total
                                       Common     Paid-In      Retained    Comprehensive   Comprehensive    Treasury   Shareholders'
                                       Stock      Capital      Earnings    Income (loss)   Income (loss)     Stock        Equity
                                    ------------------------------------------------------------------------------------------------

Balance December 31, 2001
(audited)                             $ 275       $ 5,539      $ 8,310                         $ (39)       $ (1,418)      $ 12,667
                                    ------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                             --           --         3,051         $ 3,051             --            --           3,051
  Other comprehensive income:
   Unrealized gain on securities,
   net of taxes of $1,843                --           --            --           3,402          3,402            --           3,402
                                                                               --------
Comprehensive income                     --           --            --         $ 6,453             --            --              --
                                                                               ========
Treasury stock purchase                  --           --            --             --              --           (500)          (500)
Cancelled treasury stock                (54)          --        (1,856)            --              --           1,910            --
Stock options exercised                   1           16            --             --              --            --              17
Stock options expensed                   --           24            --             --              --            --              24
                                    ------------------------------------------------------------------------------------------------
Balance June 30, 2002
(unaudited)                           $ 222       $ 5,578      $ 9,504          $ --            $ 3,363         $ (8)      $ 18,659
                                    ================================================================================================


Balance December 31, 2002 (audited)   $ 213       $ 5,584      $ 9,515                          $ 1,830           $ --     $ 17,142
                                    ------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                             --           --         1,236         $ 1,236             --               --        1,236
  Other comprehensive income:
    Unrealized loss on  securities,
    net of taxes of $1,005               --           --            --          (1,950)          (1,950)            --       (1,950)
                                                                               --------         --------

Comprehensive loss                       --           --            --          $ (714)             --              --           --
                                                                               ========
Treasury stock purchases                 --           --            --                              --             (89)         (89)
Cancelled treasury stock                 --           --           (25)                             --              25           --
Stock options exercised                   2           78            --             --               --               --          80
                                    ------------------------------------------------------------------------------------------------
Balance June 30, 2003 (unaudited)     $ 215       $ 5,662      $10,726           $ --            $ (120)          $ (64)   $ 16,419
                                    ================================================================================================



See accompanying notes to consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)


1.  GENERAL

         The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements for the three months ended June 30, 2003 and 2002 reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Such adjustments consist of only items of a normal recurring nature. These consolidated financial statements have not been audited by our independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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

3.  CONTINGENCIES

         We have extended various subordinated lines of credit to Uncommon Care totaling $4.46 million with interest rates ranging between 10% and 12%. At June 30, 2003, Uncommon Care was not in compliance with its senior loan covenants. Uncommon Care's senior lender has several options ranging from renegotiating new loan terms to seizing collateral, thus forcing Uncommon Care into bankruptcy. Although Uncommon Care was able to secure refinance funds from a third party lender on some of its properties in April, 2003, they are still not in compliance with bank covenants and it is unknown as of the date of this report what action the lender may take. Uncommon Care has not paid us interest due on their note since June, 2001. Uncommon Care's management has been informed by us that we will not advance them additional funds. (See Note 5 to these consolidated financial statements).

         We have extended a line of credit to APS Consulting. See Note 10 to these consolidated financial statements.

         We are involved in various claims and legal actions that have arisen in the ordinary course of business. Management believes that any liabilities arising from these actions will not have a significant adverse effect on our financial condition or results of operations.

4. GAIN RECOGNITION

         During the six months ended June 30, 2003, we received proceeds of approximately $3,580,000 and recognized a gain of $89,000 resulting from the sale of available-for-sale fixed income and equity securities.

         Additionally, we recognized $244,000 of deferred gain related to the November 2001 sale and subsequent leaseback of real estate to Prime Medical. Due to our continuing involvement in the property, we deferred recognizing approximately $2.4 million of the approximately $5.1 million gain and are recognizing it in earnings, as a reduction of rent expense, monthly through November 2006. In addition, 15% of the gain ($0.76 million) related to our then 15% ownership in the purchaser, was deferred. As our ownership percentage in Prime declines through our sales of Prime common stock, we recognize these gains proportionately to our reduction of our interest in Prime. During the first six months of 2003, we recognized $8,000 of these deferred gains.

5. EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES

         At June 30, 2003 we owned approximately 4% (728,000 shares) of the outstanding common stock of Prime Medical. Our ownership percentage was reduced during 2002 when we sold 1,570,000 shares of Prime Medical common stock. As a result of our reduced ownership interest and as a result of the Company's Chairman and CEO, Kenneth S. Shifrin, stepping down from day-to-day operations as Executive Chairman of the Board of Prime Medical effective January 1, 2002, we ceased accounting for our investment in Prime Medical using the equity method effective March 19, 2002 and began accounting for our investment in Prime as an available-for-sale security in accordance with SFAS 115. Accordingly, our investment in Prime Medical is reported at fair value in our balance sheet and no equity earnings were recorded during the first six months of 2003. We recognized $186,000 of equity earnings during the first quarter of 2002 prior to converting to the cost method of accounting for this investment.

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

The condensed statements of operations for Prime Medical follows (unaudited, in thousands):

CONDENSED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND
2002

                                           2003                  2002
                                           ----                  ----
         Total revenue                   $77,762               $81,007
         Income from operations           17,240                24,683
         Net income                        3,150                 5,137

         At June 30, 2003 the Company owned convertible preferred and common stock of Uncommon Care, a developer and operator of dedicated Alzheimer's care facilities. We have followed the guidance of EITF 99-10, specifically the percentage of ownership method, in applying the equity method to our investment in Uncommon Care. Uncommon Care's common stock equity had been eliminated by losses prior to our investment and, accordingly, we recognized 100% of the losses of Uncommon Care based on our ownership of 100% of its preferred stock equity and subordinated debt. During 2001 our total basis in our investment and advances to Uncommon Care was reduced to zero. In 2002 and 2003, Uncommon Care was able to distribute a total of $355,000 to us as a result of certain sales and refinancing of its debt. Of this, $120,000 was advanced back to Uncommon Care. Upon receipt we recorded deferred income to be offset against future advances to Uncommon Care. During the first quarter of 2003 we decided not to extend any future cash advances to Uncommon Care. Consequently, we took into income cash payments previously received from Uncommon Care that had been recorded as deferred income as well as cash received from Uncommon Care during the current quarter. Total cash receipts recorded as equity in earnings of unconsolidated affiliates for the six months ended June 30, 2003 was $235,000. In the six months ended June 30, 2002 we advanced $230,000 to Uncommon Care. These advances were expensed when made to recognize previously unrecorded losses by the investee.

         The common and preferred shares owned by the Company, represent a 42% interest in the common equity in Uncommon Care on a fully converted basis. We continue to record our investment in and advances to Uncommon Care on the equity method.

The condensed statements of operations for Uncommon Care follows (unaudited, in thousands):

CONDENSED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND
2002


                                         2003                      2002
                                         ----                      ----
         Total revenue                  $3,872                    $3,769
         Income from operations            393                      (300)
         Net loss                         (353)                     (305)

6. INVESTMENT IN AVAILABLE-FOR-SALE EQUITY SECURITIES

         On June 4, 2003 we purchased from Financial Industries Corporation ("FIC")(NASDAQ: FNIN) and a foundation 339,879 shares of FIC's common stock as an investment. The purchase price was approximately $5,000,000, which was all sourced from our cash reserves. Earlier in 2003 we had purchased 45,121 FIC shares in the open market. The 385,000 shares represents an approximate 4% ownership in FIC. The shares purchased from FIC and the foundation are not registered, but are subject to a registration rights agreement requiring FIC's best efforts to register them within one year of the transaction. We have classified all of these shares as securities available for sale and have recorded changes in their value, net of tax, in our balance sheet as part of Accumulated Other Comprehensive Income. A material decline in the value of this investment could have a material effect in our financial condition and results of operations.

         As part of this transaction we were granted options to purchase an additional 323,000 shares of FIC's common stock at $16.42 per share. There is a significant revenue-related performance requirement that must be met before these options are exercisable. There are presently no registered FIC shares available to issue upon the exercise of these options. We have assigned no value to these options.

7.  ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consists of the following:

                                   June 30                 December 31
                                     2003                     2002
                                  (Unaudited)
                                 ------------              ------------
Commissions Payable              $  974,000                $  798,000
Taxes                                55,000                    93,000
Vacation                            144,000                   154,000
Other                               157,000                   182,000
                                  -----------               -----------
                                 $1,330,000                $1,227,000
                                  ===========               ===========


8.   EARNINGS PER SHARE

         Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflect dilution from all contingently issuable shares, such as options and convertible debt. A reconciliation of earnings and average shares outstanding used in the calculation of basic and diluted earnings per share from operations follows:

                                     For the Three Months Ended June 30, 2003
                                  ---------------------------------------------
                                   Earnings           Shares          Per Share
                                  (Numerator)      (Denominator)        Amount
                                  -----------       -----------       ---------
Earnings from operations          $ 684,000

Basic EPS
 Earnings available to
     common stockholders            684,000          2,138,000           $0.32
                                                                         =====

Diluted EPS
  Effect of dilutive securities          --            131,000
                                   ---------         ----------

  Earnings available to
    common stockholders and
    assumed conversions           $ 684,000          2,269,000           $0.30
                                   ==========        =========           =====





                                      For the Three Months Ended June 30, 2002
                                   --------------------------------------------
                                    Earnings           Shares        Per Share
                                   (Numerator)      (Denominator)      Amount
                                    ----------      ------------     ---------
Earnings from operations           $ 449,000

Basic EPS
  Earnings available to              449,000          2,254,000         $ 0.20
                                                                        ======
    common stockholders

Diluted EPS
  Effect of dilutive securities           --            148,000
                                    ---------         ----------

  Earnings available to common
    stockholders and assumed
    conversions                    $ 449,000          2,402,000         $ 0.19
                                    =========         ==========         ======

                                       For the Six Months Ended June 30, 2003
                                    -------------------------------------------
                                     Earnings           Shares        Per Share
                                    (Numerator)      (Denominator)     Amount

Earnings from operations           $ 1,236,000

Basic EPS
 Earnings available to
     common stockholders             1,236,000         2,134,000         $0.58
                                                                         =====

Diluted EPS
  Effect of dilutive securities             --           113,000
                                     ----------        ----------

  Earnings available to
    common stockholders and
    assumed conversions            $ 1,236,000         2,247,000         $0.55
                                     ==========        =========         =====






                                       For the Six Months Ended June 30, 2002
                                     ------------------------------------------
                                       Earnings         Shares        Per Share
                                      (Numerator)    (Denominator)     Amount

Earnings from operations              $ 3,051,000

Basic EPS
  Earnings available to                 3,051,000        2,288,000      $ 1.33
                                                                         ======
    common stockholders

Diluted EPS
  Effect of dilutive securities                --          124,000
                                       -----------       ----------

  Earnings available to common
    stockholders and assumed
    conversions                       $ 3,051,000        2,412,000      $ 1.26
                                       ==========        =========       ======


         Unexercised employee stock options to purchase 40,000 and 91,500 shares of the Company's common stock as of June 30, 2003 and 2002, respectively, were not included in the computations of diluted EPS because the effect would be antidilutive as their exercise price exceeds the average stock price during the period.

9.    SEGMENT INFORMATION

The Company's segments are distinct by type of service provided. Comparative financial data for the three month periods ended June 30, 2003 and 2002 are shown as follows:

                                               Three months ended June 30,
                                               2003                  2002
                                            ------------        -------------
   Operating Revenue:
     Financial services                      $  4,779,000        $ 3,201,000
     Insurance services                         2,167,000          2,241,000
     Consulting                                   773,000            903,000
     Corporate                                  1,182,000            117,000
                                              -----------         ----------
      Total Segment Revenues                 $  8,901,000        $ 6,462,000
                                              ===========         ==========

   Reconciliation to Consolidated
     Statement of Operations:
      Total segment revenues                 $  8,901,000        $ 6,462,000
      Less: Intercompany dividends             (1,177,000)          (100,000)
            Intercompany interest                 ( 5,000)           (17,000)
                                               -----------        -----------
              Total Revenues                  $ 7,719,000        $ 6,345,000
                                               ===========        ===========


      Operating Income (Loss)
      Financial services                        $ 716,000        $   404,000
      Insurance services                          464,000            598,000
      Consulting                                  157,000            173,000
      Corporate                                  (452,000)          (378,000)
                                               ----------         -----------
   Total segments operating income                885,000            797,000

   Gain on sale of investments                     74,000            (10,000)

   Earnings from operations before
     interest, incometaxes and minority
     interests and equity inloss of               959,000            787,000
     unconsolidated affiliates

   Interest income                                 75,000              6,000
   Interest expense                                 1,000              3,000
   Income tax expense                             380,000            283,000
   Minority interests                             204,000             58,000
   Equity in unconsolidated affiliates            235,000                 --
                                                  -------            -------

   Net earnings                                 $ 684,000          $ 449,000
                                                =========           ========

                                                Six months ended June 30,
                                                2003                 2002
                                              --------             --------
 Operating Revenue:
   Financial services                        $8,836,000            $6,298,000
   Insurance services                         4,724,000             4,350,000
   Consulting                                 1,672,000             1,600,000
   Corporate                                  1,186,000               274,000
                                              ----------           -----------
     Total Segment Revenues                 $16,418,000           $12,522,000
                                             ===========           ===========

 Reconciliation to Consolidated
   Statement of Operations:
     Total segment revenues                 $16,418,000           $12,522,000
     Less: Intercompany dividends            (1,177,000)             (245,000)
           Intercompany interest                ( 9,000)              (29,000)
                                             -----------          ------------
             Total Revenues                 $15,232,000           $12,248,000
                                             ===========          ============

     Operating Income (Loss)
     Financial services                     $ 1,433,000           $   889,000
     Insurance services                       1,049,000             1,112,000
     Consulting                                 430,000               240,000
     Corporate                                 (876,000)             (167,000)
                                              ----------           -----------
 Total segments operating income              2,036,000             2,074,000

 Gain on sale of investments                     89,000             2,791,000

 Earnings from operations before
    interest, incometaxes and minority
    interests and equity in loss of
    unconsolidated affiliates                 2,125,000             4,865,000

 Interest Income                                148,000                44,000
 Interest expense                                 2,000                21,000
 Income tax expense                             733,000             1,678,000
 Minority interests                             537,000               115,000
 Equity in unconsolidated affiliates            235,000               (44,000)
                                                -------              ---------

 Net earnings                                $1,236,000            $3,051,000
                                              ==========            ==========


10. SALE OF APS CONSULTING

         Effective November 1, 2002, we completed the sale of APS Consulting to its management. We sold all of our APS Consulting shares for a de minimus amount of cash plus a $250,000 seven year term note at the prime rate plus 3%. The note is secured by the assets of APS Consulting. Our existing contract to provide administrative support services to APS Consulting for a period of approximately seven years remains in effect. Fees under this contract are dependent on APS Consulting's pre-tax earnings but may not be less than $200,000 or more than $518,000 over the life of the agreement.

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

         Accordingly, the assets and liabilities of APS Consulting are included in our consolidated balance sheets as of June 30, 2003 and December 31, 2002. The balance sheet below summarizes the assets and liabilities of APS Consulting that are included in our consolidated balance sheet at June 30, 2003:


                                               June 30                Dec 31
                                                 2003                  2002
      ASSETS                                 (Unaudited)
                                             -----------             ---------
      Cash                                    $171,000               $347,000
      Accounts Receivable, net                 601,000                409,000
      Prepaid Expenses                          18,000                 22,000
                                             ----------              ---------
      Total Current Assets                     790,000                778,000
      Property and Equipment                    63,000                 45,000
                                             ----------              ---------
        Total Assets                          $853,000               $823,000
                                             ==========              =========
      LIABILITIES

      Accounts Payable                        $217,000               $445,000
      Accrued Expenses                          50,000                 74,000
                                              ---------              ---------
        Total Current Liabilites               267,000                519,000
      Notes Payable                            240,000                248,000
      Federal Income Tax Payable               108,000                     --
      Deferred Income                           23,000                 74,000
                                              ---------              ---------
        Total Liabilites                      $638,000               $841,000
                                              =========              =========
      Total Assets in excess (deficit) of
      Liabilities                             $215,000               $(18,000)
                                              =========              =========

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

11. STOCK-BASED COMPENSATION

         We have adopted the disclosure-only provisions of Statement of Accouting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", but measure compensation expense for our stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Proforma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS 123 had been applied in measuring compensation expense follow. For purposes of the proforma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.


                                                  Three Months Ended June 30,
                                                  ---------------------------
                                                    2003             2002
                                                    ----             ----

   Net Earnings as reported                       $684,000         $449,000

   Deduct: Total stock-based employee
    compensation expense determined under
    fair value based method for all awards,
    net of related tax effects                     (59,000)         (63,000)
                                                  ----------       ----------

   Pro forma net earnings                          625,000          386,000

   Earnings per share
        Basic - as reported                         $ 0.32           $ 0.20
                                                    ======           ======
        Basic - pro forma                           $ 0.29           $ 0.17
                                                    ======           ======
        Diluted - as reported                       $ 0.30           $ 0.19
                                                    ======           ======
        Diluted - pro forma                         $ 0.28           $ 0.16
                                                    ======           ======



                                                    Six Months Ended June 30,
                                                    --------------------------
                                                      2003            2002
                                                      ----            ----

   Net Earnings as reported                       $1,236,000        $3,051,000

   Deduct: Total stock-based employee
     compensation expense determined under
     fair value based method for all awards,
     net of related tax effects                     (117,000)         (121,000)
                                                   ----------        ----------

   Pro forma net earnings                          1,119,000         2,930,000

   Earnings per share
        Basic - as reported                           $ 0.58            $ 1.33
                                                      ======            ======
        Basic - pro forma                             $ 0.52            $ 1.28
                                                      ======            ======
        Diluted - as reported                         $ 0.55            $ 1.26
                                                      ======            ======
        Diluted - pro forma                           $ 0.50            $ 1.21
                                                      ======            ======

12.      RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         All statements past and future, written or oral, made by us or our officers, directors, shareholders, agents, representatives or employees, including without limitation, those statements contained in this Report on Form 10-QSB, that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions or strategies regarding the future. Forward-looking statements may appear in this document or other documents, reports, press releases, and written or oral presentations made by our officers to shareholders, analysts, news organizations or others. Readers should not place undue reliance on forward-looking statements. All forward-looking statements are based on information available to us and the declarant at the time the forward-looking statement is made, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those described in such forward-looking statements. In addition to any risks and uncertainties specifically identified in connection with such forward-looking statements, the reader should consult our reports on previous filings under the Securities Act of 1933 and the Securities Exchange Act of 1934, for factors that could cause actual results to differ materially from those presented.

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


         At June 30, 2003 the Company owned convertible preferred and common stock of Uncommon Care, a developer and operator of dedicated Alzheimer's care facilities. We have followed the guidance of EITF 99-10, specifically the percentage of ownership method, in applying the equity method to our investment in Uncommon Care. Uncommon Care's common stock equity had been eliminated by losses prior to our investment and, accordingly, we recognized 100% of the losses of Uncommon Care based on our ownership of 100% of its preferred stock equity and subordinated debt. During 2001 our total basis in our investment and advances to Uncommon Care was reduced to zero. In 2002 and 2003, Uncommon Care was able to distribute a total of $355,000 to us as a result of certain sales and refinancing of its debt. Of this, $120,000 was advanced back to Uncommon Care. Upon receipt we recorded deferred income to be offset against future advances to Uncommon Care. During the first quarter of 2003 we decided not to extend any future cash advances to Uncommon Care. Consequently, we took into income cash payments previously received from Uncommon Care that had been recorded as deferred income as well as cash received from Uncommon Care during the current quarter. Total cash receipts recorded as equity in earnings of unconsolidated affiliates for the six months ended June 30, 2003 was $235,000. In the six months ended June 30, 2002 we advanced $230,000 to Uncommon Care. These advances were expensed when made to recognize previously unrecorded losses by the investee.

RESULTS OF OPERATIONS

REVENUES

         Revenues from operations increased $1,374,000 (22%) and $2,984,000 (24%) for the three and six month periods ended June 30, 2003, respectively, compared to the same periods in 2002. Revenues increased in the current three month period increased at our financial services segment and decreased at our insurance and consulting segments. For the current year six month period, revenues increased at all segments compared to the same period in 2002.

         Financial services revenues increased $1,578,000 (49%) and $2,538,000 (40%) for the three and six month periods ended June 30, 2003, respectively, compared to the same periods in 2002. The increase in the current year three and six month periods was due to strong commission revenues at APS Financial, the broker/dealer division of our financial services segment. APS Financial continues to trade predominantly in investment grade bond markets. These markets experienced volatility during the second quarter of 2003 and created trading opportunities for our customers. Commissions are higher this year as we have experienced zero turnover in broker personnel and they continue to open new institutional accounts. Corporate bond business volumes have been significant this year as investors look for yields above those offered by treasury securities. Additionally, the success of our corporate bond research has driven an increase in this business.

         Our insurance services revenues from our premium-based insurance management segment, APS Insurance Services, decreased $74,000 (3%) but increased $374,000 (9%) for the three and six month periods ended June 30, 2003, respectively, compared to the same periods in 2002. The decrease in the current quarter was due to a decision by the medical malpractice insurance company whose business we manage, American Physicians Insurance Exchange ("APIE"), to no longer pay commissions on maintenance fees and on tail coverage policies. Although this will result in lower commission revenues in the future, net income is unaffected since an equal reduction in commission expense will also be experienced. The six month increase is due to greater management fees resulting from higher insurance premiums. Premiums have increased due to rate increases at APIE.

         Consulting revenues decreased $130,000 (14%) but increased $72,000 (5%) for the three and six month periods ended June 30, 2003, respectively, compared to the same periods in 2002. The decrease in the current quarter is due to a greater amount of work performed in the 2nd quarter of 2002 by sub-contractors involved in environmental assessment field activities. These sub-contractor generated fees were primarily pass-through in nature, with an equal increase in expenses. As described in Note 9 to our consolidated financial statements, we completed the sale of APS Consulting to its management effective November 1, 2002. However, since we did not satisfy the conditions to treat the sale as a divestiture, we will record operating losses of APS Consulting in our statement of operations and will record operating earnings of APS Consulting as a reduction of our interest in such earnings by increasing the minority interest presented in our statement of operations.

EXPENSES

         Total operating expenses increased $1,286,000 (23%) and $3,022,000 (30%) for the three and six month period ended June 30, 2003, respectively, compared to the same periods in 2002. For the current year three month period, expenses increased at our financial services, insurances services and corporate segments and decreased at our consulting segment. For the current year six month period, expenses increased at our financial services, insurance services and corporate segments and decreased at our consulting segment.

         Financial services expense increased $1,266,000 (45%) and $1,994,000 (37%) for the three and six month periods ended June 30, 2003, respectively, compared to the same periods in 2002. The primary reason for the current year increases is a $1,039,000 (60%) and $1,530,000 (46%) increase in commission expense in the three and six month periods ended June 30, 2003, respectively, compared to the same periods in 2002 resulting from the increase in commission revenue at APS Financial mentioned earlier. In addition, increased net profits at APS Financial resulted in a $188,000 (71%) and $384,000 (99%) increase in the current year three and six month periods, respectively, in formula driven management incentive costs.

         Insurance services expenses at the insurance management subsidiary increased $60,000 (4%) and $437,000 (13%) for the three and six month periods ended June 30, 2003, respectively, compared to the same periods in 2002. The three month increase is due to increases in payroll ($53,000), management incentive ($36,000) and advertising ($64,000). Partially offsetting these increases was the decision by APIE, mentioned above, to no longer pay commissions on maintenance fees and on tail coverage policies. The current year six month increase is due primarily to increased payroll ($130,000) as a result of an industry salary analysis conducted in the latter half of 2002 which resulted in wages within certain departments increasing to competitive levels in order to retain personnel. Also management incentive increased $103,000 and advertising increased $88,000, the latter due to marketing efforts relating to re-branding efforts. Partially offsetting this was a decrease in third party commission expense due to the decision mentioned above.

         Consulting expenses decreased $114,000 (16%) and $118,000 (9%) for the three and six month periods ended June 30, 2003, respectively, compared to the same periods in 2002. The primary reason for the decline was, as mentioned above, above-average sub-contractor pass-through work performed in the 2nd quarter of 2002 in environmental assessment field activities.

         General and administrative expenses increased $140,000 (44%) and $205,000 (30%) for the three and six month periods ended June 30, 2003, respectively, compared to the same periods in 2002. The primary reason for the increase in both current year periods is due to reimbursement of certain litigation costs from our consulting segment. Also, legal fees are up in 2003 from costs associated with our investment in Financial Industries Corporation.

         Gain on sale of assets primarily represents the recognition of deferred income resulting from reducing our investment in Prime Medical through the sale of its common stock. Approximately $760,000 of the $5,100,000 gain on the sale of real estate to Prime Medical in 2001 was deferred in 2001 and is to be recognized upon the reduction of our percentage in Prime Medical through the sale of its stock. To date, a total of $527,000 of the $760,000 originally deferred has been recognized, including $2,000 in the first quarter of 2003 and $6,000 in the second quarter of 2003.

         Interest expense decreased $19,000 (90%) for the six month period ended June 30, 2003 compared to the same period in 2002. The primary cause of the current period decrease is the payoff of the Company's note payable which carried a balance of $2,750,000 during the first quarter of 2002. There was no long-term debt at June 30, 2003.

GAIN ON SALE OF INVESTMENTS

         Gain on the sale of investments increased $84,000 but decreased $2,702,000 for the three and six month periods ended June 30, 2003, respectively, compared to the same periods in 2002. The six month decline was due to the sale of far fewer shares of Prime Medical common stock in 2003 compared to 2002. In 2002, we recorded gains on the sales of 1,580,000 shares compared to 24,000 shares sold in 2003. As a result of these sales, as of June 30, 2003, we own approximately 728,000 shares of Prime Medical amounting to an ownership percentage of approximately 4%. The three month current year increase is due to gains on the sale of Prime Medical common stock as well as to gains on the sales of other available-for-sale equity and fixed income securities. The sales of these securites was completed for the purpose of investing in Financial Industries Corporation.

EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES

         Our equity in the earnings of Prime Medical was zero in 2003 as we no longer account for our investment in Prime Medical using the equity method of accounting, as was the case in the first quarter of 2002 when we recorded $186,000 in equity earnings. As of March 19, 2002, we ceased accounting for our investment in Prime Medical using the equity method of accounting because (1) on January 1, 2002, Kenneth S. Shifrin, the Company's Chairman and CEO, stepped down from day-to-day operations as Executive Chairman of the Board of Prime Medical, but continues to serve as non-executive Chairman; and (2) from January to March 19, 2002, we sold 1,570,000 shares of Prime Medical reducing our ownership percentage to slightly less than 5%.

         Our equity in earnings of Uncommon Care increased $235,000 and $465,000 for the three and six month periods ended June 30, 2003, respectively, compared to the same periods in 2002. Because our total investment and advances to Uncommon Care has been reduced to zero we ceased recording equity losses, as required under the equity method. Accordingly, any further advances to Uncommon Care will result in a loss when advanced. In 2002, we advanced them $230,000 and recorded a loss for the full amount of the advance. In 2003, we recorded equity in earnings of unconsolidated affiliates in the amount of $235,000 related to the cash received from Uncommon Care.

MINORITY INTERESTS

         Minority interests represents the combination of two outside interests in subsidiaries of the Company: a twenty percent interest in Insurance Services owned by FPIC Insurance Group, Inc. and a three percent interest in APS Asset Management, a subsidiary of the financial services subsidiary of the Company (APS Investment Services), owned by key individuals within APS Asset Management. In addition, we are now recording net income from APS Consulting as minority interest. See Note 10 to these consolidated financial statements. Minority interests increased in the current year primarily due to increased profitability of our insurance services segment as well as to net income from APS Consulting.

SHAREHOLDERS' EQUITY

         For the six months ended June 30, 2003, we purchased 20,576 and cancelled 6,713 shares of treasury stock. In addition, options were exercised for the purchase of 20,000 shares. The effect of these purchases and cancellations of treasury stock and the exercisings of stock options was to increase treasury stock by $64,000, increase common stock by $1,300, increase paid-in capital by $78,000 and decrease retained earnings by $25,000.

         Through June 30, 2003, we recorded other comprehensive loss of $1,950,000 which represents unrealized holding losses on securities held for sale, primarily in Prime Medical common stock, net of tax. Changes in fair value for securities categorized as "available-for-sale" are excluded from earnings and reported net of deferred income taxes in shareholders' equity until realized.

LIQUIDITY AND CAPITAL RESOURCES

         Current assets exceeded current liabilities by $5,873,000 at June 30, 2003 and $6,067,000 at December 31, 2002. Working capital declined in 2003 due primarily to a decrease in current deferred income tax liability resulting from unrealized losses incurred from the market value decline in our investment in available-for-sale equity securities. In addition, increased investments in long-term available-for-sale equity securites resulted from using funds derived from the sale of current available-for-sale fixed income securities.

         Capital expenditures through the three month period ended June 30, 2003 were approximately $185,000. Total capital expenditures are expected to be approximately $250,000 in 2003.

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

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to a variable interest in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. We have voluntarily elected early adoption of Interpretation No. 46. The effect of the application of this Interpretation is described in Note 9 to these consolidated financial statements.

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


Item 2.  CHANGES IN SECURITIES

         For the six months ended June 30, 2003, we purchased 20,576 and cancelled 6,713 shares of treasury stock. In addition, 20,000 shares were issued upon exercise of options. The effect of these purchases and cancellations of treasury stock and the exercisings of stock options was to increase treasury stock by $64,000, increase common stock by $1,300, increase paid-in capital by $78,000 and decrease retained earnings by $25,000.


Item 4.  RESULTS OF VOTES OF SECURITY HOLDERS

       On June 30, 2003 the annual meeting of American Physicians Service Group, Inc. was held in Austin, Texas. Shareholders voted and approved the following motion:

ELECTION OF DIRECTORS

         The names of the directors elected at the meeting along with numbers of votes for and withheld are as follows:

Name                                 For                        Withheld
--------------------            ----------------            ---------------

Brad A. Hummel                      2,025,959                    8,298
Jackie Majors                       2,025,957                    8,300
Robert L. Myer                      2,025,958                    8,299
William A. Searles                  2,025,959                    8,298
Kenneth S. Shifrin                  2,025,954                    8,303

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

              31.1     Section 302 Certification of Chief Executive Officer
              31.2     Section 302 Certification of Chief Financial Officer

              32.1     Section 906 Certification of Chief Executive Officer
              32.2     Section 906 Certification of Chief Financial Officer


         (b) Reports on Form 8-K.

                           Report filed May 15, 2003 concerning the press
                  release reporting first quarter 2003 results of operations and financial condition.

                           Report dated June 4, 2003 concerning our acquisition
                  of approximately 340,000 shares of Financial Industries Corporation common stock.