Form 10QSB
period 2003-09-30
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 2003-11-12
CIK 724024

=============================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED
                               SEPTEMBER 30, 2003

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

                                                     NUMBER OF SHARES
                                                      OUTSTANDING AT
     TITLE OF EACH CLASS                             October 31, 2003
     --------------------                            ----------------
Common Stock, $.10 par value                             2,330,067

=============================================================================

                                     PART I

                              FINANCIAL INFORMATION

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Item 1 - Financial Statements

(In thousands)

                                                          Three Months Ended                 Nine Months Ended
                                                              September 30,                     September 30,
                                                         2003            2002              2003              2002
                                                       ---------      ----------        ----------        ----------

Revenues:

Financial services                                       $5,892         $3,429           $14,728            $9,727
Insurance services                                        3,108          2,854             7,832             7,204
Consulting                                                  990            899             2,662             2,499
                                                       ---------       --------         ---------          --------
   Total revenue                                          9,990          7,182            25,222            19,430

Expenses:

Financial services                                        4,958          3,048            12,361             8,457
Insurance services                                        2,388          2,215             6,063             5,453
Consulting                                                  826            760             2,068             2,120
General and administrative                                  469            694             1,353             1,373
Gain on sale of assets (Note 4)                              --             (3)               (8)             (515)
                                                       ---------       --------         ---------         ---------
   Total expenses                                         8,641          6,714            21,838            16,888
                                                       ---------       --------         ---------         ---------

Operating income                                          1,349            468             3,384             2,542

Gain loss on sale of investments (Note 4)                    --             64                89             2,855

Earnings from operations before interest,
  income taxes, minority interests and equity
  in unconsolidated affiliates                            1,349            532             3,473             5,397

Interest income                                              76             59               224               103
Interest expense                                              4              4                 7                25
Income tax expense                                          474            221             1,207             1,899
Minority interests (Note 10)                                241             70               778               185
Equity in gain (loss) loss of unconsolidated
   affiliates (Note 5)                                       25             --               260               (44)
                                                        --------       --------          --------         ---------

    Net earnings                                           $731           $296            $1,965            $3,347
                                                        ========       ========          ========         =========





See accompanying notes to consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
            CONSOLIDATED STATEMENT OF EARNINGS PER SHARE (UNAUDITED)


(In thousands, except per share amounts)

                                                       Three Months Ended                  Nine Months Ended
                                                            September 30,                     September 30,
                                                    -------------------------           ------------------------
                                                      2003            2002                 2003           2002
                                                    ---------       --------            ----------     ---------
Earnings per common share

Basic:
   Earnings from operations                           $0.34           $0.13                $0.92         $1.48
                                                    --------        --------            ---------      --------
       Net earnings                                   $0.34           $0.13                $0.92         $1.48
                                                    ========        ========            =========      ========


Diluted:
   Earnings from operations                           $0.31           $0.13                $0.86         $1.40
                                                    --------        --------            ---------      --------
       Net earnings                                   $0.31           $0.13                $0.86         $1.40
                                                    ========        ========            =========      ========


Basic weighted average shares
    outstanding                                       2,168           2,223                2,146         2,266
                                                    ========        ========            =========      ========

Diluted weighted average
    shares outstanding                                2,357           2,357                2,284         2,393
                                                    ========        ========            =========      ========




See accompanying notes to consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



(In thousands)

                                                  September 30,     December 31,
                                                      2003              2002
                                                  -------------     ------------
                                                   (Unaudited)
ASSETS

Current Assets:
  Cash and cash equivalents                           $8,415           $6,691
  Trading account securities                              80              133
  Trade receivables, net                                 779              460
  Notes receivable - current                             603              571
  Management fees and other receivables                  694              763
  Deposit with clearing organization                     750              500
  Receivable from clearing organization                   70               70
  Investment in available-for-sale fixed
    income securities - current                           --            1,015
  Income tax receivable                                   --              491
  Deferred tax asset - current                           333               --
  Prepaid expenses and other                             403              673
                                                      -------         --------
      Total current assets                            12,127           11,367


Notes receivable, less current portion                    17              374
Property and equipment, net                              537              374
Investment in available-for-sale equity
  securities (Notes 5 and 6)                           8,745            6,996
Investment in available-for-sale fixed
  income securities - non-current                        828            3,273
Net deferred income tax asset - non-current            2,134            2,399
Other assets                                             195              198
                                                      -------         --------

Total Assets                                         $24,583          $24,981
                                                     ========         ========







See accompanying notes to consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS, continued

(In thousands, except share data)                 September 30,     December 31,
                                                       2003             2002
                                                  --------------    ------------
                                                    (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable - trade                              $739            $738
  Payable to clearing broker                              80              70
  Accrued incentive compensation                       1,932           1,804
  Accrued expenses and other
    liabilities (Note 7)                               1,285           1,227
  Federal income taxes payable                           285              --
  Deferred gain - current                                488             487
  Deferred tax liability - current                        --             974
                                                     --------        --------

      Total current liabilities                        4,809           5,300

Payable under loan participation
  agreements                                             259             259
Deferred gain - non-current                            1,309           1,887
                                                     --------        --------

      Total liabilities                                6,377           7,446

Minority interests (Note 10)                           1,035             393

Shareholders' Equity:
  Preferred stock, $1.00 par value, 1,000,000
    shares authorized, none issued or
    outstanding                                           --              --
  Common stock, $0.10 par value, shares
    authorized 20,000,000; 2,233,067 issued
    and outstanding at 09/30/03 and
    2,133,843 at 12/31/02                                223             213
  Additional paid-in capital                           6,077           5,584
  Retained earnings                                   11,277           9,515
  Accumulated other comprehensive income
    (loss), net of taxes                                (406)          1,830
                                                     --------        --------

      Total shareholders' equity                      17,171          17,142
                                                     --------        --------

Total Liabilities and Shareholders' Equity           $24,583         $24,981
                                                    =========        ========







See accompanying notes to consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

                                                                                    Nine Months Ended September 30,
                                                                                     2003                    2002
                                                                                  -----------             ----------
Cash flows from operating activities:
  Net income                                                                         $1,965                 $3,347
  Adjustments to reconcile net income to cash
    used in operating activities:
        Depreciation and amortization                                                   155                    152
        Forgiveness of debt and other                                                   124                    151
        Minority interest in consolidated earnings                                      788                    185
        Undistributed (gain) loss of affiliates                                        (260)                    44
        Gain on sale of assets                                                         (306)                  (881)
        Gain on sale of investment                                                      (89)                (2,797)
        Provision for bad debt                                                            6                    117
  Changes in operating assets and liabilities:
        Trade receivables                                                              (325)                  (223)
        Trading account securities                                                       53                     43
        Income tax receivable                                                           761                  1,147
        Deferred income taxes                                                           (39)                (1,631)
        Receivable from clearing organization                                          (240)                   (99)
        Management fees & other receivables                                              69                    (12)
        Prepaid expenses & other assets                                                 270                    609
        Deferred income                                                                 (58)                    --
        Trade accounts payable                                                            1                     52
        Accrued expenses & other liabilities                                            186                   (724)
                                                                                  ----------               --------
          Net cash received in operating activities                                   3,061                   (520)

Cash flows from investing activities:
  Capital expenditures                                                                 (308)                  (133)
  Proceeds from the sale of available-for-sale equity
       and fixed income securities                                                    4,118                 10,719
  Purchase of available-for-sale equity securities                                   (5,697)                (1,394)
  Receipts from (advances to) affiliate                                                 175                   (230)
  Funds loaned to others                                                               (150)                  (150)
  Collection of notes receivable                                                        415                    558
                                                                                  ----------               --------
          Net cash (used in) provided by investing activities                        (1,447)                 9,370

Cash flows from financing activities:
  Payment of long term debt                                                              --                 (2,275)
  Exercise of stock options                                                             507                    175
  Purchase and cancellation of treasury stock                                          (207)                (1,058)
  Distribution to minority interest                                                    (190)                    --
                                                                                  ----------              ---------
          Net cash received from (used in) financing activities                         110                 (3,158)

Net change in cash and cash equivalents                                              $1,724                 $5,692

Cash and cash equivalents at beginning of period                                      6,691                  3,851
                                                                                  ----------              ---------
Cash and cash equivalents at end of period                                           $8,415                 $9,543
                                                                                  ==========              =========

See accompanying notes to consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
              For the nine months ended September 30, 2002 and 2003

(In thousands)

                                                                                         Accumulated
                                               Additional                                   Other                         Total
                                      Common    Paid-In     Retained    Comprehensive    Comprehensive      Treasury   Shareholders'
                                      Stock     Capital     Earnings    Income (loss)    Income (loss)       Stock        Equity
                                    ------------------------------------------------------------------------------------------------

Balance Dec 31, 2001 (audited)        $275      $5,539       $8,310                          $(39)          $(1,418)      $12,667
                                    ------------------------------------------------------------------------------------------------
Comprehensive income:
 Net income                            --          --         3,347        $3,347              --               --          3,347
 Other comprehensive income:
 Unrealized gain on  securities,
  net of taxes of $1,843               --          --            --         2,171            2,171              --          2,171
                                                                            -----
Comprehensive income                   --          --            --        $5,518              --               --             --
                                                                            =====
Treasury stock purchase                --          --            --            --              --            (1,058)       (1,058)
Cancelled treasury stock              (61)         --        (2,415)           --              --             2,476            --
Stock options exercised                 1          21           154            --              --               --            176
Stock options expensed                 --          30            --            --              --               --             30
                                    ------------------------------------------------------------------------------------------------
Balance Sept 30, 2002 (unaudited)     $215      $5,590       $9,395          $ --           $2,132             $--        $17,332
                                    ================================================================================================


Balance Dec 31, 2002 (audited)        $213      $5,584       $9,515                         $1,830             $--        $17,142
                                    ------------------------------------------------------------------------------------------------
Comprehensive income:
 Net income                            --          --         1,965         1,965              --               --          1,965
 Other comprehensive income:
 Unrealized loss on  securities,
  net of taxes of $1,152               --          --            --        (2,236)          (2,236)             --         (2,236)
                                                                            -----

Comprehensive loss                     --          --            --         $(271)             --               --             --
                                                                            =====
Treasury stock purchases               --          --            --                            --              (207)         (207)
Cancelled treasury stock               (4)         --          (203)                           --               207            --
Stock options exercised                14         493            --            --              --               --            507
                                    ------------------------------------------------------------------------------------------------
Balance Sept 30, 2003 (unaudited)     $223      $6,077      $11,277           $--           $(406)             $--        $17,171
                                    ================================================================================================


See accompanying notes to consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


1. GENERAL

         The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements for the nine months ended September 30, 2003 and 2002 reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Such adjustments consist of only items of a normal recurring nature. These consolidated financial statements have not been audited by our independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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

3. CONTINGENCIES

         We have extended various subordinated lines of credit to Uncommon Care totaling $4.46 million with interest rates ranging between 10% and 12%. At September 30, 2003, Uncommon Care was not in compliance with its senior loan covenants. Uncommon Care's senior lender has several options ranging from renegotiating new loan terms to seizing collateral, thus forcing Uncommon Care into bankruptcy. Although Uncommon Care was able to secure refinance funds from a third party lender on some of its properties in April, 2003, they are still not in compliance with bank covenants and it is unknown as of the date of this report what action the lender may take. Uncommon Care has not paid us interest due on their note since September, 2001. Uncommon Care's management has been informed by us that we will not advance them additional funds. During 2001, our total basis in investments in and advances to Uncommon Care was reduced to zero.

         We have extended a line of credit to APS Consulting. See Note 10 to these consolidated financial statements.

         We are involved in various claims and legal actions that have arisen in the ordinary course of business. Management believes that any liabilities arising from these actions will not have a significant adverse effect on our financial condition or results of operations.

4. GAIN RECOGNITION

         During the nine months ended September 30, 2003, we received proceeds of approximately $3,580,000 and recognized a gain of $89,000 resulting from the sale of available-for-sale fixed income and equity securities. No securities were sold, thus, no gain was recognized during the third quarter of 2003.

         Additionally, during the nine months ended September 30, 2002, we recognized $366,000 of deferred gain in 2003 related to the November 2001 sale and subsequent leaseback of real estate to Prime Medical, including $122,000 recognized during the third quarter. Due to our continuing involvement in the property, we deferred recognizing approximately $2.4 million of the approximately $5.1 million gain and are recognizing it in earnings, as a reduction of rent expense, monthly through November 2006. In addition, 15% of the gain ($0.76 million) related to our then 15% ownership in the purchaser, was deferred. As our ownership percentage in Prime declines through our sales of Prime common stock, we recognize these gains proportionately to our reduction of our interest in Prime. During the first nine months of 2003, we recognized $8,000 of these deferred gains.

5. EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES

         At September 30, 2003 we owned approximately 4% (728,000 shares) of the outstanding common stock of Prime Medical. Our ownership percentage was reduced during 2002 when we sold 1,570,000 shares of Prime Medical common stock. As a result of our reduced ownership interest and as a result of the Company's Chairman and CEO, Kenneth S. Shifrin, stepping down from day-to-day operations as Executive Chairman of the Board of Prime Medical effective January 1, 2002, we ceased accounting for our investment in Prime Medical using the equity method effective March 19, 2002 and began accounting for our investment in Prime as an available-for-sale security in accordance with SFAS 115. Accordingly, our investment in Prime Medical is reported at fair value in our balance sheet and no equity earnings were recorded during the first nine months of 2003. We recognized $186,000 of equity earnings during the first quarter of 2002 prior to converting to the cost method of accounting for this investment.

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

The condensed statements of operations for Prime Medical follows (unaudited, in thousands):

Condensed statements of operations for the nine months ended September 30, 2003 and 2002


                                             2003                     2002
                                             ----                     ----
         Total revenue                     $117,321                 $126,305
         Income from operations              25,673                   19,852
         Net income                           3,925                   (2,970)

         At September 30, 2003 the Company owned convertible preferred and common stock of Uncommon Care, a developer and operator of dedicated Alzheimer's care facilities. We have followed the guidance of EITF 99-10, specifically the percentage of ownership method, in applying the equity method to our investment in Uncommon Care. Uncommon Care's common stock equity had been eliminated by losses prior to our investment and, accordingly, we recognized 100% of the losses of Uncommon Care based on our ownership of 100% of its preferred stock equity and subordinated debt. During 2001 our total basis in our investment and advances to Uncommon Care was reduced to zero. In 2002 and 2003, Uncommon Care was able to distribute a total of $380,000 to us as a result of certain asset sales and refinancing of its debt. Of this, $120,000 was advanced back to Uncommon Care. Upon receipt we recorded deferred income to be offset against future advances to Uncommon Care. During the first quarter of 2003 we decided not to extend any future cash advances to Uncommon Care. Consequently, we took into income cash payments previously received from Uncommon Care that had been recorded as deferred income as well as subsequent cash payments received from Uncommon Care. Total cash receipts recorded as equity in earnings of unconsolidated affiliates for the nine months ended September 30, 2003 was $260,000. In the nine months ended September 30, 2002 we advanced $230,000 to Uncommon Care. These advances were expensed when made to recognize previously unrecorded losses by the investee.

         The common and preferred shares owned by the Company, represent a 42% interest in the common equity in Uncommon Care on a fully converted basis.

The condensed statements of operations for Uncommon Care follows (unaudited, in thousands):

Condensed statements of operations for the nine months ended September 30, 2003 and 2002


                                             2003                    2002
                                             ----                    ----
         Total revenue                      $5,715                  $5,691
         Income from operations                381                     562
         Net loss                             (731)                   (631)

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


7. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consists of the following:
                                         September 30         December 31
                                             2003                 2002
                                         (Unaudited)
                                         -----------          -----------
Commissions Payable                       $  851,000          $  798,000
Taxes                                         83,000              93,000
Vacation                                     144,000             154,000
Other                                        207,000             182,000
                                          ----------           ----------
                                          $1,285,000          $1,227,000
                                          ==========           ==========


8. EARNINGS PER SHARE

         Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflect dilution from all contingently issuable shares, such as options and convertible debt. A reconciliation of earnings and weighted average shares outstanding used in the calculation of basic and diluted earnings per share from operations follows:

                                  For the Three Months Ended September 30, 2003
                                  ----------------------------------------------
                                   Earnings          Shares          Per Share
                                 (Numerator)      (Denominator)        Amount
                                  ---------        -----------       ---------

Earnings from operations           $731,000

Basic EPS
 Earnings available to
     common stockholders            731,000           2,168,000          $0.34
                                                                         =====

Diluted EPS
  Effect of dilutive securities          --             189,000
                                   --------           ----------

  Earnings available to
    common stockholders and
    assumed conversions            $731,000           2,357,000          $0.31
                                   ========           ==========          =====





                                  For the Three Months Ended September 30, 2002
                                  ----------------------------------------------
                                   Earnings            Shares         Per Share
                                 (Numerator)        (Denominator)      Amount
                                  ---------          -----------      ---------

Earnings from operations           $296,000

Basic EPS
  Earnings available to
    common stockholders             296,000            2,223,000        $ 0.13
                                                                        ======
Diluted EPS
  Effect of dilutive securities          --              134,000
                                    --------           ----------

  Earnings available to common
    stockholders and assumed
    conversions                     $296,000           2,357,000        $ 0.13
                                    ========           =========        ======

                                   For the Nine Months Ended September 30, 2003
                                   ---------------------------------------------
                                     Earnings          Shares         Per Share
                                   (Numerator)      (Denominator)       Amount
                                    ---------        -----------      ---------

Earnings from operations            $1,965,000

Basic EPS
 Earnings available to
     common stockholders             1,965,000        2,146,000          $0.92
                                                                         =====

Diluted EPS
  Effect of dilutive securities             --          138,000
                                    ----------        ----------

  Earnings available to
    common stockholders and
    assumed conversions             $1,965,000        2,284,000          $0.86
                                    ==========        =========          =====






                                    For the Nine Months Ended September 30, 2002
                                    --------------------------------------------
                                      Earnings          Shares        Per Share
                                     (Numerator)     (Denominator)     Amount
                                      ---------       -----------     ---------
Earnings from operations             $3,347,000

Basic EPS
  Earnings available to
    common stockholders               3,347,000        2,266,000        $ 1.48
                                                                        ======
Diluted EPS
  Effect of dilutive securities              --          127,000
                                      ----------       ---------

  Earnings available to common
    stockholders and assumed
    conversions                       $3,347,000       2,393,000         $ 1.40
                                      ==========       =========         ======


         Unexercised employee stock options to purchase zero and 116,500 shares of the Company's common stock as of September 30, 2003 and 2002, respectively, were not included in the computations of diluted EPS because the effect would be antidilutive as their exercise price exceeds the average stock price during the period.

9.    Segment Information

The Company's segments are distinct by type of service provided. Comparative financial data for the nine month periods ended September 30, 2003 and 2002 are shown as follows:

                                                                 Three months ended September 30,
                                                            ---------------------------------------
                                                                2003                     2002
                                                            -------------            -------------
         Operating Revenue:

             Financial services                             $  5,892,000              $ 3,429,000
             Insurance services                                3,108,000                2,854,000
             Consulting                                          990,000                  899,000
             Corporate                                           408,000                   10,000
                                                            ------------            -------------
                Total Segment Revenues                      $ 10,398,000              $ 7,192,000
                                                             ===========              ===========

         Reconciliation to Consolidated
           Statement of Operations:
             Total segment revenues                         $ 10,398,000             $ 7,192,000
             Less: Intercompany dividends                       (400,000)                     --
                   Intercompany interest                          (8,000)                (10,000)
                                                             ------------             -----------
                        Total Revenues                       $ 9,990,000             $ 7,182,000
                                                             ============             ===========


             Operating Income (Loss)
             Financial services                                $ 934,000               $ 381,000
             Insurance services                                  720,000                 639,000
             Consulting                                          164,000                 139,000
             Corporate                                          (469,000)               (691,000)
                                                               ----------              ----------
         Total segments operating income                       1,349,000                 468,000

         Gain on sale of investments                                  --                  64,000

         Earnings from operations before interest, income
           taxes and minority interests and equity in
           loss of unconsolidated affiliates                   1,349,000                 532,000

         Interest income                                          76,000                  59,000
         Interest expense                                          4,000                   4,000
         Income tax expense                                      474,000                 221,000
         Minority interests                                      241,000                  70,000
         Equity in unconsolidated affiliates                      25,000                      --
                                                               ---------                --------

         Net earnings                                          $ 731,000               $ 296,000
                                                               =========               =========

                                                                 Nine months ended September 30,
                                                            ---------------------------------------
                                                                  2003                     2002
                                                                ---------                ----------
         Operating Revenue:

             Financial services                                $ 14,728,000             $ 9,727,000
             Insurance services                                   7,832,000               7,204,000
             Consulting                                           2,662,000               2,499,000
             Corporate                                            1,590,000                 344,000
                                                                 -----------            -----------
                Total Segment Revenues                         $ 26,812,000            $ 19,774,000
                                                                 ===========            ===========

         Reconciliation to Consolidated
           Statement of Operations:
             Total segment revenues                            $ 26,812,000            $ 19,774,000
             Less: Intercompany dividends                        (1,577,000)               (245,000)
                   Intercompany interest                            (13,000)                (99,000)
                                                                 -----------           ------------
                        Total Revenues                         $ 25,222,000            $ 19,430,000
                                                                 ===========           ============

             Operating Income (Loss)
             Financial services                                 $ 2,367,000            $ 1,270,000
             Insurance services                                   1,769,000              1,750,000
             Consulting                                             594,000                379,000
             Corporate                                           (1,346,000)              (857,000)
                                                                 -----------            -----------
         Total segments operating income                          3,384,000              2,542,000

         Gain on sale of investments                                 89,000              2,855,000

         Earnings from operations before interest, income
           taxes and minority interests and equity in
           loss of unconsolidated affiliates                      3,473,000              5,397,000

         Interest Income                                            224,000                103,000
         Interest expense                                             7,000                 25,000
         Income tax expense                                       1,207,000              1,899,000
         Minority interests                                         778,000                185,000
         Equity in unconsolidated affiliates                        260,000                (44,000)
                                                                   --------              ---------

         Net earnings                                           $ 1,965,000            $ 3,347,000
                                                                ===========            ===========


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

         Accordingly, the assets and liabilities of APS Consulting are included in our consolidated balance sheets as of September 30, 2003 and December 31, 2002. The balance sheet below summarizes the assets and liabilities of APS Consulting that are included in our consolidated balance sheet:


ASSETS                                September 30                December 31
                                          2003                       2002
                                       (Unaudited)
                                     -------------              --------------
Cash                                    $269,000                   $347,000
Accounts Receivable, net                 778,000                    409,000
Prepaid Expenses                          18,000                     22,000
                                       ----------                 ----------
  Total Current Assets                 1,065,000                    778,000

Property and Equipment                   141,000                     45,000
                                       ----------                 ----------
  Total Assets                        $1,206,000                   $823,000
                                       ==========                 ==========

LIABILITIES

Accounts Payable                        $400,000                   $445,000
Accrued Expenses                          95,000                     74,000
                                       ----------                  ----------
  Total Current Liabilites               495,000                    519,000

Notes Payable                            235,000                    248,000
Federal Income Tax Payable               162,000                         --
Deferred Income                           21,000                     74,000
                                       ----------                  ----------
  Total Liabilites                      $913,000                   $841,000
                                       ==========                  ==========
Total Assets in excess (deficit)
  of Liabilities                        $293,000                   $(18,000)
                                       ==========                  ==========

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

11. STOCK-BASED COMPENSATION

         We have adopted the disclosure-only provisions of Statement of Accouting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", but measure compensation expense for our stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Proforma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS 123 had been applied in measuring compensation expense follow. For purposes of the proforma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting periods.

                                                Three Months Ended September 30,

                                                     2003              2002
                                                     ----              ----

Net Earnings as reported                           $731,000          $296,000

Deduct: Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects                       (58,000)           (54,000)
                                                   --------          ---------

Pro forma net earnings                             673,000            242,000

Earnings per share
    Basic - as reported                             $ 0.34             $ 0.13
                                                    ======             ======
    Basic - pro forma                               $ 0.31             $ 0.11
                                                    ======             ======
    Diluted - as reported                           $ 0.31             $ 0.13
                                                    ======             ======
    Diluted - pro forma                             $ 0.29             $ 0.10
                                                    ======             ======



                                                 Nine Months Ended September 30,

                                                     2003              2002
                                                     ----              ----

Net Earnings as reported                          $1,965,000       $3,347,000

Deduct: Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects                        (175,000)        (175,000)
                                                   -----------      ----------

Pro forma net earnings                             1,790,000        3,172,000

Earnings per share
    Basic - as reported                               $ 0.92           $ 1.48
                                                      ======           ======
    Basic - pro forma                                 $ 0.83           $ 1.40
                                                      ======           ======
    Diluted - as reported                             $ 0.86           $ 1.40
                                                      ======           ======
    Diluted - pro forma                               $ 0.78           $ 1.33
                                                      ======           ======

12. RECENT ACCOUNTING PRONOUNCEMENTS

          In September 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF)Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did not have a material effect on our consolidated financial statements.

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

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to a variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. We have voluntarily elected early adoption of Interpretation No. 46. The effect of the application of this Interpretation is described in Note 10 to these consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company's existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's consolidated financial statements.



13. SUBSEQUENT EVENTS



         In October 2003, we acquired the twenty percent minority interest in our Insurance Services segment from First Professionals Insurance Company, Inc.
(FPIC) for cash consideration of $2,050,000. The transaction will be accounted for as a business combination under the purchase method. Accordingly, the assets, including previously unrecognized intangible assets, and liabilities acquired in the transaction will be adjusted to their fair value and the excess value will be recorded as goodwill.

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

CRITICAL ACCOUNTING POLICIES

         The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to impairment of assets; bad debts; income taxes; and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

         At September 30, 2003 the Company owned convertible preferred and common stock of Uncommon Care, a developer and operator of dedicated Alzheimer's care facilities. We have followed the guidance of EITF 99-10, specifically the percentage of ownership method, in applying the equity method to our investment in Uncommon Care. Uncommon Care's common stock equity had been eliminated by losses prior to our investment and, accordingly, we recognized 100% of the losses of Uncommon Care based on our ownership of 100% of its preferred stock equity and subordinated debt. During 2001 our total basis in our investment and advances to Uncommon Care was reduced to zero. In 2002 and 2003, Uncommon Care was able to distribute a total of $380,000 to us as a result of certain sales and refinancing of its debt. Of this, $120,000 was advanced back to Uncommon Care. Upon receipt we recorded deferred income to be offset against future advances to Uncommon Care. During the first quarter of 2003 we decided not to extend any future cash advances to Uncommon Care. Consequently, we took into income cash payments previously received from Uncommon Care that had been recorded as deferred income as well as cash received from Uncommon Care during the current quarter. Total cash receipts recorded as equity in earnings of unconsolidated affiliates for the nine months ended September 30, 2003 was $260,000. In the nine months ended September 30, 2002 we advanced $230,000 to Uncommon Care. These advances were expensed when made to recognize previously unrecorded losses by the investee.

RESULTS OF OPERATIONS

REVENUES

         Revenues from operations increased $2,808,000 (39%) and $5,792,000 (30%) for the three and nine month periods ended September 30, 2003, respectively, compared to the same periods in 2002. Revenues increased in the current three month and nine month periods at all of our segments compared to the same periods in 2002.

         Financial services revenues increased $2,463,000 (72%) and $5,001,000 (51%) for the three and nine month periods ended September 30, 2003, respectively, compared to the same periods in 2002. The increase in the current year three and nine month periods was due to strong commission revenues at APS Financial, the broker/dealer division of our financial services segment. APS Financial derives most of its revenue from trading in the fixed income market, both in investment and non-investment securities. While revenue from investment grade transactions has increased, revenue derived from the high yield market has been particularly strong, as that sector has performed particularly well throughout the year. Also, we continue to have very low turnover in personnel, while expanding our customer base using the value added service we provide in corporate bond research.

         Our insurance services revenues from our premium-based insurance management segment, APS Insurance Services, increased $254,000 (9%) and $628,000 (9%) for the three and nine month periods ended September 30, 2003, respectively, compared to the same periods in 2002. The three and nine month current year increases are due to greater management fees resulting from higher insurance premiums. The increase in premiums has been a result of several rate increases throughout the 2002-2003 years coupled with an increase in retention resulting from the limited carriers writing medical malpractice insurance in Texas.

         Consulting revenues increased $91,000 (10%) and $163,000 (7%) for the three and nine month periods ended September 30, 2003, respectively, compared to the same periods in 2002. The increase in both current year periods is due to a greater amount of environmental compliance work performed for oil and gas companies in the Houston and Mobile markets. As described in Note 10 to our consolidated financial statements, we completed the sale of APS Consulting to its management effective November 1, 2002. However, since we did not satisfy the conditions to treat the sale as a divestiture, we will record operating losses of APS Consulting in our statement of operations and will record operating earnings of APS Consulting as a reduction of our interest in such earnings by increasing the minority interest presented in our statement of operations.

EXPENSES

         Total operating expenses increased $1,927,000 (29%) and $4,949,000 (29%) for the three and nine month period ended September 30, 2003, respectively, compared to the same periods in 2002. For the current year three month period, expenses increased at our financial services, insurances services and consulting segments and decreased at our corporate segment. For the current year nine month period, expenses increased at our financial services and insurance services segments and decreased at our corporate and consulting segments.

         Financial services expense increased $1,910,000 (63%) and $3,904,000 (46%) for the three and nine month periods ended September 30, 2003, respectively, compared to the same periods in 2002. The primary reason for the current year increases is a $1,609,000 (81%) and $3,139,000 (59%) increase in commission expense in the three and nine month periods ended September 30, 2003, respectively, compared to the same periods in 2002 resulting from the increase in commission revenue at APS Financial mentioned earlier. In addition, increased net profits at APS Financial resulted in a $296,000 (128%) and $681,000 (110%) increase in the current year three and nine month periods, respectively, in formula driven management incentive costs. Partially offsetting these increases were relatively minor current year decreases in ticket charges, information services, legal and rent expenses.

         Insurance services expenses at the insurance management subsidiary increased $173,000 (8%) and $610,000 (11%) for the three and nine month periods ended September 30, 2003, respectively, compared to the same periods in 2002. The three month increase is due to increases in payroll related costs ($68,000), management incentives ($12,000) and advertising expenses ($5,000). The current year nine month increase is due primarily to increased payroll related costs ($239,000) as a result of an industry salary analysis conducted in the latter half of 2002 which resulted in wages within certain departments increasing to competitive levels in order to retain personnel. Also management incentive increased $115,000 and advertising expenses increased $93,000, the latter due to marketing efforts relating to re-branding efforts.

         Consulting expenses increased $66,000 (9%) but have decreased $52,000 (2%) for the three and nine month periods ended September 30, 2003, respectively, compared to the same periods in 2002. The increase in the current year three month period was due to higher payroll related and higher professional fees, the latter resulting from an employment related suit brought against Eco-Systems that has since been dismissed. The primary reason for the nine month decline was above-average sub-contractor pass-through work performed in the second quarter of 2002 in environmental assessment field activities.

         General and administrative expenses decreased $225,000 (32%) and $20,000 (1%) for the three and nine month periods ended September 30, 2003, respectively, compared to the same periods in 2002. The primary reason for the decrease in the current year three month period is due to formula driven management incentive accruals totaling $375,000 in the third quarter of 2002. These accruals were necessary as profits in 2002 were greatly affected by gains of the sale of Prime Medical common stock. During the third quarter of 2003, only $75,000 was added to the management incentive accrual.

         Gain on sale of assets primarily represents the recognition of deferred income. Approximately $760,000 of the $5,100,000 gain on the sale of real estate to Prime Medical in 2001 was deferred in 2001 due to our ownership interest in Prime and is to be recognized upon the reduction of our percentage in Prime Medical through the sale of its stock. To date, a total of $527,000 of the $760,000 originally deferred amount has been recognized, including $2,000 in the first quarter of 2003 and $6,000 in the second quarter of 2003.

         Interest expense decreased $18,000 (72%) for the nine month period ended September 30, 2003 compared to the same period in 2002. The primary cause of the current period decrease is the payoff of the Company's note payable which carried a balance of $2,750,000 during the first quarter of 2002. There was no long-term debt at September 30, 2003.

GAIN ON SALE OF INVESTMENTS

         Gain on the sale of investments decreased $64,000 and $2,766,000 for the three and nine month periods ended September 30, 2003, respectively, compared to the same periods in 2002. The nine month decline was due to the sale of significantly less shares of Prime Medical common stock in 2003 compared to 2002. In 2002, we recorded gains on the sales of 1,580,000 shares compared to 24,000 shares sold in 2003. As a result of these sales, as of September 30, 2003, we own approximately 728,000 shares of Prime Medical amounting to an ownership percentage of approximately 4%. The three month current year decrease is due to the fact that no Prime Medical common stock nor any other available-for-sale equity or fixed income securities were sold during the quarter.

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

         Our equity in earnings of Uncommon Care increased $260,000 and $490,000 for the three and nine month periods ended September 30, 2003, respectively, compared to the same periods in 2002. Because our total investment and advances to Uncommon Care has been reduced to zero we ceased recording equity losses, as required under the equity method. In 2002, we advanced them $230,000 and recorded a loss for the full amount of the advance. In 2003, after informing management that no further advances would be made to the Company, we recorded equity in earnings of unconsolidated affiliates in the amount of $260,000 related to the cash received from Uncommon Care.

MINORITY INTERESTS

         Minority interests represents the combination of two outside interests in subsidiaries of the Company: a twenty percent interest in Insurance Services owned by FPIC Insurance Group, Inc. and a three percent interest in APS Asset Management, a subsidiary of the financial services subsidiary of the Company (APS Investment Services), owned by key individuals within APS Asset Management. In addition, we are now recording net earnings from APS Consulting as minority interest. See Note 10 to these consolidated financial statements. Minority interests increased in the current year primarily due to increased profitability of our insurance services segment as well as to net earnings from APS Consulting.

SHAREHOLDERS' EQUITY

         For the nine months ended September 30, 2003, we purchased and cancelled 43,976 shares of treasury stock. In addition, 143,200 shares were issued upon exercise of options. The result of these purchases and cancellations of treasury stock and the exercising of stock options was a net zero effect on treasury stock, an increase to common stock by $10,000, an increase to paid-in capital by $493,000 and a decrease to retained earnings by $203,000.

         Through September 30, 2003, we recorded other comprehensive loss of $2,236,000 which represents unrealized holding losses on securities held for sale, primarily in Prime Medical common stock, net of tax. Changes in fair value for securities categorized as "available-for-sale" are excluded from earnings and reported net of deferred income taxes in shareholders' equity until realized.

LIQUIDITY AND CAPITAL RESOURCES

         Current assets exceeded current liabilities by $7,318,000 at September 30, 2003 and $6,067,000 at December 31, 2002. Working capital rose in 2003 due primarily to cash received from operations.

         Capital expenditures through the three month period ended September 30, 2003 were approximately $308,000, although approximately $114,000 was recorded at Eco-Systems for primarily field equipment purchases not in the ordinary course of our core businesses. Total capital expenditures are expected to be approximately $325,000 in 2003.

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

ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

          In September 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF)Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did not have a material effect on our consolidated financial statements.

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

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to a variable interest in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. We have voluntarily elected early adoption of Interpretation No. 46. The effect of the application of this Interpretation is described in Note 10 to these consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company's existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's consolidated financial statements.


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


Item 2.  CHANGES IN SECURITIES

         For the nine months ended September 30, 2003, we purchased and cancelled 43,976 shares of treasury stock. In addition, 143,200 shares were issued upon exercise of options. The result of these purchases and cancellations of treasury stock and the exercisings of stock options was a net zero effect on treasury stock, an increase to common stock by $10,000, an increase to paid-in capital by $493,000 and a decrease to retained earnings by $203,000.


Item 6.  Exhibits and Reports on Form 8-K

      (a)      Exhibits

                31.1      Section 302 Certification of Chief Executive Officer
                31.2      Section 302 Certification of Chief Financial Officer

                32.1      Section 906 Certification of Chief Executive Officer
                32.2      Section 906 Certification of Chief Financial Officer


         (b) Reports on Form 8-K.

                           Report filed August 14, 2003 concerning the press
                  release reporting second quarter 2003 results of operations and financial condition.