Form 10KSB
period 2003-12-31
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 2004-03-30
CIK 724024

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

  --X-- Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003
  ----- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

              Aggregate Market Value at March 10, 2004: $23,063,627

     Indicate the number of shares outstanding of each of the registrant's class of common stock, as of the latest practicable date.
                                                           Number of Shares
                                                             Outstanding At
         Title of Each Class                                 March 10, 2004
         -------------------                                ----------------
     Common Stock, $.10 par value                              2,478,667

Documents Incorporated By Reference Selected portions of the Registrant's definitive proxy material for the 2003 annual meeting of shareholders are incorporated by reference into Part III of the Form 10-KSB.

                                TABLE OF CONTENTS

                                                                           PAGE

PART I

Item 1.  Description of Business                                              3

Item 2.  Description of Property                                              9

Item 3.  Legal Proceedings                                                    9

Item 4.  Submission of Matters to a Vote of Security Holders                  9

PART II

Item 5.  Market for Common Equity Related Stockholder Matters and Small
           Business Issuer Purchases of Equity Securities                      9

Item 6.  Management's Discussion and Analysis or Plan of Operation            10

Item 7.  Financial Statements                                                 19

Item 8.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                           19

Item 8A. Controls and Procedures                                              19

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act                  19

Item 10.  Executive Compensation                                              19

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters                          19

Item 12.  Certain Relationships and Related Transactions                      19

Item 13.  Exhibits, Lists and Reports on Form 8-K                             20

Item 14.  Principal Accountant Fees and Services                              23

         SIGNATURES
                                                                              23
         EXHIBIT INDEX                                                       A-1

EX-21.1   (Subsidiaries of the Registrant)

EX-23.1   (Consents of Experts and Counsel)

EX-31.1   (Certification of Chief Executive Officer)

EX-31.2   (Certification of Chief Financial Officer)

EX-32.1   (Certification of Chief Executive Officer)

EX-32.2   (Certification of Chief Financial Officer)

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.

                          ANNUAL REPORT ON FORM 10-KSB

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003



References in this report to "we", "us", "our", and the "Company" mean American Physicians Service Group, Inc.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     We, through our subsidiaries, provide services that include brokerage and investment services to individuals and institutions, and management and agency services to malpractice insurance companies.

     We were organized in October 1974 under the laws of the State of Texas. Our principal executive office is at 1301 Capital of Texas Highway, Suite C-300, Austin, Texas 78746, and our telephone number is (512) 328-0888. Our website is www.amph.com. We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC")

     Financial information about our industry segments is disclosed in Note 16 to our accompanying Consolidated Financial Statements in Appendix A.

OUR FINANCIAL SERVICES

     Through our subsidiaries, APS Financial Corporation, or APS Financial, and APS Asset Management, Inc., or Asset Management, we provide investment and investment advisory services to institutions and individuals throughout the United States. Our revenues from this segment were 64% and 59% of our total revenues in 2003 and 2002, respectively.

     APS Financial is a fully licensed broker/dealer that provides brokerage and investment services primarily to institutional and high net worth individual clients. APS Financial also provides portfolio accounting, analysis, and other services, to insurance companies, banks, and public funds. APS Financial has its main office in Austin, Texas with branch offices in Houston, Texas and Redmond, Washington.

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

     Every registered broker/dealer doing business with the public is subject to stringent rules with respect to net capital requirements promulgated by the Securities and Exchange Commission, or SEC. These rules, which are designed to measure the financial soundness and liquidity of broker/dealers, specify minimum net capital requirements. Since we (as opposed to APS Financial) are not a registered broker/dealer, we are not subject to these rules. However, APS Financial is subject to these rules. Compliance with applicable net capital requirements could limit APS Financial's operations, such as limiting or prohibiting trading activities that require the use of significant amounts of capital. A significant operating loss or an extraordinary charge against net capital could adversely affect the ability of APS Financial to expand or even maintain its present levels of business. At February 28, 2004, APS Financial was in compliance with all applicable net capital requirements.

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

OUR INSURANCE SERVICES

     As of December 31, 2003, APS Insurance Services, Inc., or Insurance Services, is a wholly-owned subsidiary of ours. Prior to October 1, 2003, we owned 80% of Insurance Services. On October 1, 2003 we acquired the remaining 20% minority interest in APS Insurance Services for approximately $2.0 million in cash (see Note 14). APS Insurance Services, through its wholly-owned subsidiaries APS Facilities Management, Inc., dba APMC Insurance Services, Inc., or FMI, and American Physicians Insurance Agency, Inc., or Agency, provides management and agency services to medical malpractice insurance companies. Our revenues from this segment contributed 36% and 41% of our total revenues in 2003 and 2002, respectively.

     Substantially all of our revenue from this segment was attributable to FMI providing management services to American Physicians Insurance Exchange, or APIE, a reciprocal insurance exchange, wholly-owned by its subscriber physcians. A reciprocal insurance exchange is an organization that sells insurance only to its subscribers, who pay, in addition to their annual insurance premiums, a contribution to the exchange's surplus. These exchanges generally have no paid employees but instead enter into a contract with an "attorney-in-fact" that provides all management and administrative services for the exchange. As the attorney-in-fact for APIE, FMI receives a percentage of the earned premiums of APIE, as well as a portion of APIE's profits. The amount of these premiums can be adversely affected by competition. Substantial underwriting losses, which might result in a curtailment or cessation of operations by APIE, would also adversely affect FMI's revenue and, accordingly, our revenue. To limit possible underwriting losses, APIE currently reinsures its risk in excess of $250,000 per medical incident. APIE offers medical professional liability insurance for physicians in Texas and Arkansas. FMI's assets are not subject to any insurance claims by policyholders of APIE.

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

     APIE is authorized to do business in the states of Texas and Arkansas, and specializes in writing medical professional liability insurance for health care providers. It writes insurance in Texas primarily through purchasing groups and is not subject to certain rate and policy form regulations issued by the Texas Department of Insurance. It reviews applicants for insurance coverage based on the nature of their practices, prior claims records and other underwriting criteria. APIE is one of the largest medical professional liability insurance companies in the State of Texas. APIE is the only professional liability insurance company based in Texas that is wholly-owned by its subscriber physicians.

     Generally, medical professional liability insurance is offered on either a "claims made" basis or an "occurrence" basis. "Claims made" policies insure physicians only against claims that occur and that are reported during the period covered by the policy. "Occurrence" policies insure physicians against claims based on occurrences during the policy period regardless of when they are reported. APIE offers only a "claims made" policy in Texas and Arkansas, but provides for an extended reporting option upon termination. APIE reinsures 100% of all Texas and Arkansas coverage per medical incident between $250,000 and $1,000,000, primarily through certain domestic and international insurance companies.

     The following table presents selected financial and other data for APIE. The management agreement with FMI obligates APIE to pay management fees to FMI based on APIE's earned premiums before payment of reinsurance premiums. The management fee percentage is 13.5% with the provision that any profits of APIE will be shared equally with FMI so long as the total payment (fees and profit sharing) does not exceed a cap based on premium levels. In 2003, 2002, 2001, 2000, and 1999, management fees attributable to profit sharing were $722,000, $0, $0, $0, and $329,000, respectively. While APIE was profitable in 2001 and 2002 there was no profit sharing with FMI due to the management agreement requiring that prior year losses be applied against future pretax income. Only after prior year losses are completely offset can FMI then share equally the profits at APIE.


                                                                           Years Ended December 31,
                                                       ----------------------------------------------------------------------
                                                       2003            2002           2001           2000            1999
                                                              (Unaudited, in thousand, except for number of insureds)

Earned premiums before reinsurance premiums          $ 51,904       $ 46,078       $ 35,866       $ 29,057        $ 24,529
Total assets                                          102,728         80,721         64,557         66,348          66,377
Total surplus                                          15,783         12,985         11,475         10,014          13,925
Management fees (including profit sharing)
 and commissions to FMI and Agency (1)                  7,789          6,221          5,084          4,002           3,645
Number of insureds                                      3,073          3,181          3,101          3,178           2,882



          (1)     Includes commissions of $513, $3,103, $2,886, $1,898, and
                  $1,191 in 2003, 2002, 2001, 2000, and 1999, respectively, from other carriers directly related to APIE's controlled business.

OUR OTHER INVESTMENTs

     At December 31, 2003, we owned less than 5% of the outstanding common stock of Prime Medical Services, Inc., or Prime Medical, having reduced our ownership from 15% with the sale of 1,591,000 shares during 2002. Prior to that sale we recorded our pro-rata share of Prime Medical's earnings using the equity method of accounting. As a result of our reduced ownership, we now account for our investment as an available-for-sale equity security, with changes in market value, net of tax, reflected in shareholders' equity as "accumulated other comprehensive income." Prime Medical is the largest provider of lithotripsy services in the United States, currently servicing over 372 hospitals and surgery centers in 26 states. Lithotripsy is a non-invasive method of treating kidney stones through the use of shock waves. Prime is also an international supplier of specialty vehicles for the transport of high technology medical, broadcast/communications and homeland security equipment. At December 31, 2003, our investments in Prime Medical Securities include common stock and fixed income securities with an aggregate fair market value of $4,313,000. A material decline in the value of this investment could have a material effect in our financial condition and results of operations.

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

     On June 4, 2003 we purchased from Financial Industries Corporation ("FIC")(NASDAQ: FNIN) and a foundation 339,879 shares of FIC's common stock as an investment. The purchase price was approximately $5,000,000, which was sourced from our cash reserves. Earlier in 2003 we had purchased 45,121 FIC shares in the open market. The 385,000 shares represents an approximate 4% ownership in FIC. The shares purchased from FIC and the foundation are not registered, but are subject to a registration rights agreement requiring FIC's best efforts to register them within one year of the transaction. We have classified all of these shares as securities available-for-sale and have recorded changes in their value, net of tax, in our balance sheet as part of "accumulated other comprehensive income". A material decline in the value of this investment could have a material effect in our financial condition and results of operations. At December 31, 2003, the fair market value of our investment in FIC stock was $5,313,000.

     As part of this transaction we were granted options to purchase an additional 323,000 shares of FIC's common stock at $16.42 per share. There is a significant revenue-related performance requirement that must be met before these options are exercisable. We have assigned no value to this option.

     FIC is a Texas corporation and is required to file annual, quarterly and other reports and documents with the SEC. (The summary information in the accompanying consolidated financial statements regarding FIC is qualified in its entirely by reference to such reports and documents.) Such reports and documents may be obtained from the SEC.


DISCONTINUED OPERATIONS

     Effective November 1, 2002, we completed the sale of APS Consulting to its management as we determined the division's operations were not consistent with our long-term strategic plan. We sold all of our APS Consulting shares for a de minimus amount of cash plus a $250,000 seven-year term note at the prime rate plus 3%. Our existing contract, which was entered into October 1, 2002, provides administrative support services to APS Consulting for a period of approximately seven years remainss in effect. Fees under this contract are dependent on APS Consulting's pre-tax earnings but may not be less than $200,000 or more than $518,000 over the life of the agreement. Because we were dependent upon the future successful operation of the division to collect our proceeds from the disposal and because we had a security interest in the assets of the division, we had retained a sufficient risk of loss to preclude us from recognizing the divestiture of APS Consulting under the guidance of FASB Interpretation No 46. Accordingly, we did not recognize the divestiture of APS Consulting and continued to consolidate the division as an entity in which we have a variable interest that will absorb the majority of the entity's operating losses if they occurred.

     Effective November 1, 2003, APS Consulting was able to obtain third party financing and repay their note payable to us in exchange for our agreeing to discount the note by $35,000. We provided no guarantees or credit enhancements in connection with APS Consulting securing this financing. Accordingly, we no longer have a risk of loss related to these operations and have recognized the transaction as a divestiture. As a result, we ceased consolidation of APS Consulting financial statements effective November 1, 2003. In addition, we were able to recognize a gain of $27,000, net of tax, and administrative support fees totaling $84,000 for the period from November 1, 2002 through October 31, 2003 that had previously been eliminated as intercompany revenues.


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

     APIE competes with Medical Protective Insurance Company, Texas Medical Liability Trust, and the Texas Medical Liability Insurance Underwriting Association (JUA), which is the State sponsored insurer of last resort. APIE does not have the capacity to write the volume of business equal to that of the other major carriers. Great focus has been given to the area of underwriting and the selection of our insured physicians. With the successful passing of tort reform in late 2003, there is an increased likelihood of additional companies re-entering the Texas market. APIE anticipates maintaining its market share through a combination of unique and tailored coverages, and a continued commitment to claims, risk management and underwriting services.

REGULATION

     APS Financial and Asset Management are subject to extensive regulation under both federal and state laws. The SEC is the federal agency charged with administration of the federal securities and investment advisor laws. Much of the regulation of broker/dealers, however, has been delegated to self-regulatory organizations, principally the NASD and the national securities exchanges. These self-regulatory organizations adopt rules (subject to approval by the SEC), which govern the industry and conduct periodic examinations of member broker/dealers. APS Financial is also subject to regulation by state and District of Columbia securities commissions.

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

EMPLOYEES

     At March 1, 2004, we employed, on a full time basis, approximately 107 persons, including 56 by Insurance Services, 42 by APS Financial and Asset Management, and 9 directly by us. We consider our employee relations to be good. None of our employees are represented by a labor union and we have experienced no work stoppages.

EXECUTIVE OFFICERS

     As of March 15, 2004, our executive officers were as follows:

Name                         Age      Position

Kenneth S. Shifrin           54       Chairman of the Board, President and
                                         Chief Executive Officer

William H. Hayes             56       Senior Vice President -Finance, Secretary,
                                         Chief Financial Officer

Maury L. Magids              39       Senior Vice President - Insurance

Thomas R. Solimine           45       Controller

     Our officers serve until the next annual meeting of our directors and until their successors are elected and qualified.

     Mr. Shifrin has been our Chairman of the Board since March 1990. He has been our President and Chief Executive Officer since March 1989 and he was President and Chief Operating Officer from June 1987 to February 1989. He has been a director of ours since February 1987. From February 1985 until June 1987, Mr. Shifrin served as our Senior Vice President - Finance and Treasurer. Mr. Shifrin also has been a director of Financial Industries Corporation since June 2003 and Chairman of the Board of Prime Medical since October 1989. Mr. Shifrin is a member of the World Presidents Organization.

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

AVAILABLE INFORMATION

     We file annual, quarterly, and current reports, proxy statements, and other documents with the SEC under the Securities Exchange Act of 1934 (the "Exchange Act"). You may read and copy any materials that we file with the SEC at the SEC's public reference room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website that contains these SEC filings. You can obtain these filings at the SEC's website at http://www.sec.gov.

     We also make available free of charge on or through our website (http://www.amph.com) our Annual Report on Form 10-KSB, Quarterly Reports on From 10-QSB, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     The following table represents the high and low prices of our common stock as reported by the Nasdaq Smallcap Market for years ended December 31, 2003 and 2002. On March 18, 2004, we had approximately 250 holders of record of our common stock.

                                    2003                              2002
                          -------------------------        ---------------------
                            High         Low                  High         Low
                            -----        -----                -----        -----
First Quarter                $4.29       $3.51                $4.90        $2.64

Second Quarter               $5.49       $3.58                $4.67        $3.49

Third Quarter                $5.67       $4.51                $4.90        $3.58

Fourth Quarter              $10.77       $5.10                $4.57        $3.51


     We have not declared any cash dividends on our common stock during the last two years and have no present intention of paying any cash dividends in the foreseeable future. Our policy is to retain all earnings to provide funds for growth. Whether we decide to declare and pay dividends in the future will be based upon our earnings, financial condition, capital requirements and such other factors, as we may deem relevant.

     The following table represents securities authorized for issuance under equity compensation plans, as described in Note 11 to the consolidated financial statements at December 31, 2003.


                                        Equity Compensation Plan Information

------------------------------------------------------------------------------------------------------------------------------------

Plan Category           Number of securities to be           Weighted-average exercise            Number of securities remaining
                        issued upon exercise of                price of outstanding             available for future  issuance under
                         outstanding options,                   options, warrants                  equity compensation plans.
                         warrants and rights.                      and rights.                   Excluding securities refelcted in
                                                                                                           column (a)
------------------------------------------------------------------------------------------------------------------------------------
                                 (a)                                    (b)                                   (c)
------------------------------------------------------------------------------------------------------------------------------------
Equity Compensation
plans approved by              815,000                                 $4.49                                295,000
security holders
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved by
security holders                none                                   none                                   none
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Total                         815,000                                  $4.49                                295,000
------------------------------------------------------------------------------------------------------------------------------------



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

GENERAL

     We provide (1) financial services, including brokerage and investment services to individuals and institutions, and (2) insurance services, including management and agency services to medical malpractice insurance companies.

     Financial Services. We provide investment and investment advisory services to institutions and individuals throughout the United States through the following subsidiaries:

o APS Financial. APS Financial is a fully licensed broker/dealer that provides brokerage and investment services primarily to institutional and high net worth individual clients. APS Financial also provides portfolio accounting, analysis, and other services to insurance companies, banks and public funds. We recognize commissions revenue, and the related compensation expense, on a trade date basis.

o Asset Management. Asset Management manages fixed income and equity assets for institutional and individual clients on a fee basis. We recognize fee revenues monthly based on the amount of funds under management.

     Insurance Services. Through Insurance Services we provide management and agency services to medical malpractice insurance companies through the following subsidiary:

o FMI. FMI provides management and administrative services to APIE, a regional insurance exchange that sells medical professional liability insurance only to its physician subscribers, who pay annual insurance premiums and surplus contributions to APIE. APIE is governed by a physician board of directors. Pursuant to a management agreement and the direction of this board, FMI manages and operates APIE, including performing policy issuance, claims investigation and settlement, and all other management and operational functions. As a management fee, FMI receives a percentage of APIE's earned premiums and a portion of APIE's profit, subject to a cap based on premium levels. We recognize revenues for the management fee portion based on a percentage of earned premium on a monthly basis, and we recognize revenues for the management fee portion based on profit sharing when it is reasonably certain the managed company will have an annual profit, generally in the fourth quarter. FMI's assets are not subject to APIE policyholder claims.

     In addition, as of December 31, 2003, we have the following significant investments accounted for as available-for-sale securities: (1) we own approximately 728,000 shares of Prime Medical common stock, representing approximately 4% of its outstanding common stock, and (2) we own 385,000 shares of Financial Industries Corporation, representing approximately 4% of its outstanding common stock. We account for these investments as available-for-sale securities, which means they are reflected on our consolidated balance sheets at fair value, and fluctuations in fair value are recognized as unrealized gains or losses excluded from earnings and reported as a separate component of stockholders' equity, net income taxes.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

     We believe the following critical accounting policies and estimates affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. We periodically review the carrying value of our assets to determine if events and circumstances exist indicating that assets might be impaired. If facts and circumstances support this possibility of impairment, our management will prepare undiscounted and discounted cash flow projections, which require judgments that are both subjective and complex. Management may also obtain independent valuations.

     Our financial services revenues are composed primarily of commissions on securities trades and asset management fees. Revenues related to securities transactions are recognized on a trade date basis. Asset management fees are recognized as a percentage of assets under management during the period based upon the terms of agreements with the applicable customers.

     Our insurance services revenues are primarily related to management fees based on the earned premiums of the managed company and include a profit sharing component, as defined in the management agreement, related to the managed company's annual earnings. Management fees are recorded, based upon the terms of the management agreement, in the period the related premiums are earned by the managed company. The managed company recognizes premiums as earned ratably over the terms of the related policy. The profit sharing component is recognized when it is reasonably certain the managed company will have an annual profit, and, typically, has been recognized during the fourth quarter.

     When necessary, we record an allowance for doubtful accounts based on specifically identified amounts that we believe to be uncollectible. If our actual collections experience changes, revisions to our allowance may be required. We have a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customers' credit could have a material affect on our results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. When necessary, we record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period the determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period the determination was made.

     In 2002 we accounted for APS Consulting as a variable interest entity under the guidance of FIN 46 "Consolidation of Variable Interest Entities". We had not recognized the divestiture of APS Consulting and continued to consolidate the division as an entity in which we had a variable interest that would absorb the majority of the entity's operating losses should they have occurred. Accordingly, the assets and liabilities were included in our consolidated balance sheet as of December 31, 2002.

     Effective November 1, 2003, APS Consulting paid off the negotiated remainder of the note due us, allowing us to cease accounting for them as a variable interest entity. Consequently, we have reclassified the 2002 income statement and balance sheets to reflect the disposition of APS Consulting as a discontinued operation.

RESULTS OF OPERATIONS

OVERVIEW AND BUSINESS OUTLOOK

     In 2003, we saw substantial improvement in operating income from both of our core business segments. As we look forward to 2004, there are both opportunities and impediments to continued growth.

     APS Financial, the broker/dealer division of our financial services segment, enjoyed a record year in both revenues and net profit in 2003. A combination of favorable bond market conditions, low personnel turnover, minimal loss of clients and minor fluctuations in non-variable operating expenses were the primary reasons for success. Matching or improving upon 2003 in 2004 will depend upon these same criteria repeating.

     For commission revenue generation, bullish, unstable markets provide us with the most opportunity. Conversely, stable, bearish markets pose the greatest difficulty in generating income. Uncertainty in world, political and economic events can also be an obstacle to revenue generation. Investors may take a wait and see attitude should uncertainty exist. In a year of continued battle in the Middle East, threats of terrorism on the homeland and national political elections in the fall, there could be times when investors might conserve to cash.

     Although we have been fortunate in retaining our key salespersons for many years, a loss of one or more key individuals and/or a loss of one or more key accounts is possible and could have a material adverse effect upon earnings.

     The nature of the broker/dealer business and the current litigious legal environment in which we operate means that there is always the possibility of one or more lawsuits being brought against us. Claims against broker/dealers generally rise in periods of down markets and the more prolonged a downturn, generally the greater risk of litigation.

     APS Insurance Services also enjoyed an excellent 2003, and looking forward to 2004, we believe could improve upon net earnings (before profit sharing) since we now own 100% of this subsidiary. In 2003, 20% of after-tax earnings of this segment was minority owned through September 30. Also, total surplus at APIE grew almost 22% in 2003 compared to 2002. If APIE's surplus continues to grow, this would continue to increase the financial strength of the company and its capacity to write new business.

     The insurance segment is greatly affected by the profitability of the medical malpractice insurance company that we manage. Significant increases in claims brought against our insured doctors would negatively affect the profitability of APIE, and consequently, the amount of profit, if any, we would be able to share in. This risk has been reduced by lowering the limits of liability on the physicians we insure coupled with providing policies that cap our overall exposure. Further, there was passage of tort and insurance reform in the State of Texas in 2003. The new legislation capped non-economic damages and placed restrictions on mass litigation. As a result of tort reform, we anticipate that competitors will re-enter the State of Texas, which could result in pressure to lower rates or a reduction in the number of insurance policies written by APIE.

2003 COMPARED TO 2002

     Revenues from operations increased $7,372,000 (32%) compared to 2002. Our net income from continuing operations decreased $384,000 (12%) to $2,772,000 in 2003 from $3,156,000 in 2002. Our net earnings decreased $612,000 (18%) in 2003 to a total of $2,799,000 compared to net earnings of 3,411,000 in 2002. Our diluted earnings per share decreased to $1.14 in 2003 compared to $1.45 in 2002. The reasons for these changes are described below.

FINANCIAL SERVICES

     Our financial services revenues increased $6,000,000 (44%) in 2003 compared to 2002. The increase was due to strong commission revenues at APS Financial, the broker/dealer division of our financial services segment. APS Financial derives most of its revenue from trading in the fixed income market, both in investment and non-investment securities. While revenue from investment grade transactions has increased, revenue derived from the high yield market has been particularly strong, as that sector performed particularly well throughout 2003, as evidenced by various high yield indices rising as much as 29% compared to 2002. Also, we continue to have very low turnover in personnel, which gives us a better probability of maintaining our customer accounts.

     Our financial services expense increased $4,708,000 (40%) in 2003 compared to 2002. The primary reason for the current year increases is a $3,808,000 (50%) increase in commission expense resulting from the increase in commission revenue at APS Financial mentioned above. In addition, net profits before management incentive costs increased at APS Financial by $2,053,000 (79%) resulting in a $762,000 (88%) increase in the current year formula driven management incentive costs. Payroll related benefit costs were up $144,000 (25%) in 2003 as a result of a 27% increase in health insurance costs as well as higher payroll taxes as a result of much higher earnings by commissioned brokers. Partially offsetting these increases were relatively minor current year decreases in ticket charges, information services, depreciation and advertising costs.

INSURANCE SERVICES

     Our insurance services revenues from our premium-based insurance management segment, APS Insurance Services, increased $1,372,000 (15%) in 2003 compared to 2002. The primary reason for the current year increase is that we recognized profit sharing with APIE this year for the first time since 1999. The total amount of profit sharing recognized in 2003 was $722,000, all of which was recognized during the fourth quarter of 2003, after profit sharing goals were attained. As the certainty of profits at APIE cannot be fully known until an end-of-year actuarial analysis by independent actuaries, we cannot predict what, if any, profits will be available to us until this analysis is complete. Further contributing to the 2003 increase in revenues was a $644,000 (10%) increase in management fees resulting from greater insurance premium volumes. The increase in 2003 premiums was primarily the result of rate increases throughout 2002 and 2003.

     Insurance services expenses at the insurance management subsidiary increased $775,000 (11%) in 2003 compared to 2002. The current year increase is primarily due to a $309,000 (13%) increase in payroll expense, a $81,000 (15%) increase in management incentive expense, a $73,000 (32%) increase in employee benefits, and a $130,000 (143%) increase in advertising. The current year increase in payroll is due primarily to the result of an industry salary analysis conducted in the latter half of 2002, which resulted in wages within certain departments increasing to competitive levels in order to retain personnel. In addition, two high-level management positions were added in 2003 to expand our business development and to meet growing financial reporting requirements. The increase in management incentive cost was the result of an increase in segment operating profits. As was the case with our investment services segment, employee benefit costs rose in the current year as a result of an increase in health insurance costs. Lastly, advertising costs were higher in 2003 as a result of re-branding efforts of the business.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased $117,000 (6%) in 2003 compared to 2002. Management incentive expense was $37,000 (6%) higher in 2003 on substantially higher operating income in the current year. Legal fees were $143,000 higher in 2003 primarily as a result of fees incurred in connection with our investment in Financial Industries. Insurance expense was $45,000 (90%) higher in 2003 on increased directors' and officers' liability insurance premiums. Audit fees were $37,000 (40%) higher in 2003 as a result of new SEC and accounting regulations implemented during the year. Partially offsetting these increases was a decrease in other professional fees ($48,000) as outside consulting fees were incurred in 2002 to ascertain the value of a certain investment.

GAIN ON SALE OF ASSETS

     Gain on sale of assets primarily represents the recognition of deferred income. Approximately $760,000 of the $5,100,000 deferred gain on the sale of real estate to Prime Medical in 2001 was due to our ownership interest in Prime and is recognized upon the reduction of our ownership percentage in Prime Medical through the sale of its stock. In 2002, as a result of selling 1,570,000 shares of Prime Medical common stock, we recognized a proportionate percentage of the deferred gain, or about $515,000. During 2003, we sold 24,000 shares of Prime Medical common stock and recognized a gain of $8,000.

GAIN ON SALE OF INVESTMENTS

     Gain on the sale of investments decreased $2,728,000 (96%) in 2003 compared to 2002. The current year decline was due to the sale of significantly less shares of Prime Medical common stock in 2003 compared to 2002. In 2002, we recorded gains on the sales of 1,570,000 shares compared to 24,000 shares sold in 2003. Gains resulting from sales of Prime common stock were $64,000 and $2,855,000 in 2003 and 2002, respectively. As a result of these sales, as of December 31, 2003, we own approximately 728,000 shares of Prime Medical amounting to an ownership percentage of approximately 4%. In addition to the sale of Prime Medical shares we sold a number of fixed income securities in 2003, which resulted in gains comprising the majority of the remaining income reported.

AFFILIATES EARNINGS (LOSS)

     Our equity in the earnings of Prime Medical was zero in 2003 as we no longer account for our investment in Prime Medical using the equity method of accounting, as was the case in the first quarter of 2002 when we recorded $186,000 in equity earnings. As of March 19, 2002, we ceased accounting for our investment in Prime Medical using the equity method of accounting because (1) on January 1, 2002, Kenneth S. Shifrin, the Company's Chairman and CEO, stepped down from day-to-day operations as Executive Chairman of the Board of Prime Medical, but continues to serve as non-executive Chairman; and (2) from January to March 19, 2002, we sold 1,570,000 shares of Prime Medical reducing our ownership percentage to approximately 5%.

     Our equity in earnings of Uncommon Care increased to $260,000 in 2003 compared to a loss of $230,000 in 2002. Because our total investment and advances to Uncommon Care has been reduced to zero we suspended recording equity losses, as required under the equity method. In 2002, we advanced them $230,000 and recorded a loss for the full amount of the advance. In 2003, after informing management that no further advances would be made to the Company, we recorded equity in earnings of unconsolidated affiliates in the amount of $260,000 related to cash received from Uncommon Care. We expect no further receipts of cash from Uncommon Care and consequently expect to record no additional income in the future.

INTEREST INCOME

     Our interest income decreased $68,000 (18%) in 2003 compared to 2002 primarily as a result of a higher balance of interest-bearing securities held in 2002. In June 2003, we liquidated approximately $4.0 million in interest-bearing securities in order to secure the funds required to invest in 385,000 shares of Financial Industries common stock.

OTHER LOSS

     Our other loss decreased $120,000 (76%) in 2003 compared to 2002. The primary reason for the current year decrease in loss was the result of management fees received in 2003 from our former consulting division, which totaled $98,000.

MINORITY INTERESTS

     Minority interests represents the combination of two outside interests in subsidiaries of the Company: a twenty percent interest in Insurance Services owned by FPIC Insurance Group, Inc. and a three percent interest in APS Asset Management, a subsidiary of the financial services subsidiary of the Company (APS Investment Services), owned by key individuals within APS Asset Management. Minority interests decreased in the current year due to the repurchase of the 20% minority interest in Insurance Services from the minority interest holder, FPIC Insurance Group effective October 1, 2003. Consequently, only nine months of minority interest was recorded in 2003 compared to a full year in 2002.

DISCONTINUED OPERATIONS

     Effective November 1, 2003 APS Consulting paid off the negotiated remaining amount of the note payable to us. Even though we had sold this segment to APS Consulting's management exactly one year earlier, we continued to consolidate their revenues, expenses and balance sheet items as we were dependent upon future successful operations of the division to collect our proceeds from the disposal and we did not transfer risk of loss to discontinue reporting them on our consolidated financial statements. With the payoff of the note we recognized the divesture and now report APS Consulting as a discontinued operation. Accordingly, 2002 has been reclassed to remove revenues and expenses from our consolidated statements of operations and after-tax results of this former division are now recorded as income from discontinued operations in 2002. For 2003, only the after-tax gain on disposal of the segment is recorded as earnings from APS Consulting.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

     Our net working capital was $8,537,000 and $5,799,000 at December 31, 2003 and 2002, respectively. The increase in the current year was due primarily to the following factors: (1) the sale of our stock in Uncommon Care, Inc. allowed us to write off for tax purposes a total loss in the investment of $6.7 million, resulting in an increase in our federal income tax receivable of approximately $2.3 million in 2003; (2) management fees receivable from APIE were much higher in 2003 as a result of profit sharing of approximately $722,000 compared to zero in 2002. This amount was received from APIE in March, 2004; and (3) cash received from operations. Partially offsetting these increases to working capital in 2003 was an increase in accrued compensation and other current accrued liabilities totaling approximately $1.2 million. The primary reason for this increase was higher incentive compensation accruals resulting from formula-driven, earnings based calculations arising due to much higher earnings from operations. Historically, we have maintained a strong working capital position and, as a result, we have been able to satisfy our operational and capital expenditure requirements with cash generated from our operating and investing activities. These same sources of funds have also allowed us to pursue investment and expansion opportunities consistent with our growth plans. Although there can be no assurance our operating activities will provide positive cash flow in 2004, we are optimistic that our working capital requirements will be met for the foreseeable future for the following reasons:
(1) our current cash position is very strong, with a balance of approximately $9.0 million comprising 34 percent of our total assets; (2) our investments in available-for-sale equity and fixed income securities could provide an additional $9.6 million should the need arise, although at December 31, 2003, a liquidation of these investments would have caused a loss of $371,000 to be realized; (3) we expect federal income tax refunds during the first half of 2003 to be around $700,000 with approximate additional refunds during the second half of 2003 totaling $1 million; and (4) we established a line of credit in November 2003 that is described below.

LINE OF CREDIT

     During November 2003, we established a $3.0 million line of credit with PlainsCapital Bank. The loan calls for interest payments only to be made on any amount drawn until April 15, 2004, when the entire amount of the note, principal and interest then remaining unpaid, shall be due and payable. We expect to renew this line of credit for a period of one year following the April 15, 2004 maturity date. At December 31, 2003, there were no draws taken against this line of credit. We are in compliance with the covenants of the loan agreement, including requirements for a minimum of $5.0 million of unencumbered liquidity and a minimum 2 to 1 debt to worth ratio, and expect to remain in compliance at the time of renewal.

CAPITAL EXPENDITURES

     Our capital expenditures for equipment were $223,000 and $139,000 in 2003 and 2002, respectively. Our capital expenditures were higher in 2003 due to purchases necessary to upgrade our network server hardware and software as well as to leasehold improvements at our corporate office. We expect capital expenditures in 2004 to be approximately $325,000, including $200,000 in improvements to our reporting software. Our 2004 capital expenditure budget is expected to be funded through cash on hand.

COMMITMENTS

     There were no participation agreements or purchase commitments at December 31, 2003. We have committed cash outflow related to operating lease arrangements with a term exceeding one year and other contractual obligations at December 31, 2003 as follows (in thousands):

                                              Payment Due

Contractual Cash Obligation            2004        2005       2006        2007       2008        Total
---------------------------          -------     -------     -------    -------    --------     -------

Operating Leases                       $964        $810       $510         $8         $0         $2,292



MARGIN LOANS

     We extend credit to our customers, which is financed through our clearing organization, SWS Securities, Inc. or SWS, to help facilitate customer securities transactions. This credit, which earns interest income, is known as "margin lending". In margin transactions, the client pays a portion of the purchase price of securities, and we make a loan (financed by our clearing organization) to the client for the balance, collateralized by the securities purchased or by other securities owned by the client.

     In permitting clients to purchase on margin, we are subject to the risk of a market decline, which could reduce the value of our collateral below the client's indebtedness. Agreements with margin account clients permit our clearing organization to liquidate our clients' securities with or without prior notice in the event of an insufficient amount of margin collateral. Despite those agreements, our clearing organization may be unable to liquidate clients' securities for various reasons including the fact that the pledged securities may not be actively traded, there is an undue concentration of certain securities pledged, or a trading halt is issued with regard to pledged securities. As of December 31, 2003, the total of all customer securities pledges on debit balances held in margin accounts was approximately $3.3 million.

     We are also exposed should SWS be unable to fulfill its obligations for securities transactions.

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

IMPACT OF NEW ACCOUNTING STANDARDS

      As more fully described in Note 1 of Notes to Consolidated Financial Statements, on January 1, 2004, we are required to adopt several new accounting standards. For a discussion of the impact of those new accounting standards upon us, see Note 1 (n).

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We have exposure to changes in interest rates and the market values of our investments but have no material exposure to fluctuations in foreign currency.

INTEREST RATE RISK

     Our exposure to market risk for changes in interest rates relates to both our investment portfolio and our revenues generated through commissions at our financial services segment. All of our marketable fixed income securities are designated as available-for-sale and, accordingly, are presented at fair value on our balance sheets. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

     Changes in interest rates could have an impact at our broker/dealer subsidiary, APS Financial. The general level of interest rates may trend higher or lower in 2004, and this move may impact our level of business in different fixed-income sectors. If a generally improving economy is the impetus behind higher rates, then while our investment grade business may drop off, our high yield business might improve with improving credit conditions. A volatile interest rate environment in 2004 could also impact our business as this type of market condition can lead to investor uncertainty and their corresponding willingness to commit funds.

     As we currently have no debt and don't anticipate the need to take on any debt in 2004, interest rate changes will have no impact on our financial position as it pertains to interest expense.

INVESTMENT RISK

     As of December 31, 2003, our recorded basis in debt and equity securities was approximately $10.2 million. We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that such declines in the fair value of such assets below our accounting basis are other-than-temporary. During 2003 and 2002, we recorded no impairment losses. The fair values of our investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions. Based on the fair value of the publicly-traded equity securities we held at December 31, 2003 of $9.6 million, an assumed 15%, 30%, and 50% adverse change to market prices of these securities would result in a corresponding decline in total fair value of approximately $1.4 million, $2.9 million and $4.8 million, respectively. As these investments are held as available-for-sale, these declines would be treated as unrealized holding losses on our balance sheet unless it was determined the market declines were other-than-temporary, in which case these declines would be recognized in the period the determination was made.

ITEM 7.     FINANCIAL STATEMENTS

     The information required by this item is contained in Appendix A attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 8A.     CONTROLS AND PROCEDURES

     At December 31, 2003, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2003, our disclosure controls and procedures are effective.

     There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.



                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2004 annual meeting of shareholders, except for the information regarding our executive officers, which is presented in Part I. The information required by this item contained in our definitive proxy statement is incorporated herein by reference.


ITEM 10. EXECUTIVE COMPENSATION

     The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2004 annual meeting of shareholders, which information is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2004 annual meeting of shareholders, which information is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2004 annual meeting of shareholders, which information is incorporated herein by reference.

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

(c) Exhibits (1)

3.1      Restated Articles of Incorporation of the Company, as amended. (5)

3.2      Amended and Restated Bylaws of the Company. (5)

4.1      Specimen of Common Stock Certificate. (2)

4.2 Rights Agreement, dated as of August 15, 2000, between American Physicians Service Group, Inc. and American Stock Transfer & Trust Company, which includes the form of Statement of Resolutions setting forth the terms of the Junior Participating Preferred Stock, Series A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C. (10)

*10.1     1995 Incentive and Non-Qualified Stock Option Plan of American
           Physicians Service Group, Inc. (6)

*10.2     Form of Stock Option Agreement (ISO). (6)

*10.3     Form of Stock Option Agreement (Non-Qualified). (6)

 10.4     Management Agreement of Attorney-in-Fact, dated August 13, 1975, between FMI and American Physicians Insurance Exchange. (2)

*10.5     Profit Sharing Plan and Trust, effective December 1, 1984, of the
           Company. (3)

*10.6     First Amendment to 1995 Incentive and Non-Qualified Stock Option Plan
            of American Physicians Service Group, Inc. Dated December 10, 1997.

*10.7     First Amendment to 1995 Non-Employee Director Stock Option Plan
            of American Physicians Service Group, Inc. Dated December 10, 1997.
            (8)

 10.8     Contribution and Stock Purchase Agreement dated January 1, 1998 between the Company, Additional Purchasers, Barton Acquisition, Inc., Barton House, Ltd., Barton House at Oakwell Farms, Ltd., Uncommon Care, Inc., George R. Bouchard, John Trevey and Uncommon Partners, Ltd. (9)

 10.9     Stock Transfer Restriction and Shareholders Agreement dated January 1,
            1998 between the Company, Additional Purchasers, Barton Acquisition, Inc., Barton House, Ltd., Barton House at Oakwell Farms, Ltd., Uncommon Care, Inc., George R. Bouchard, John Trevey, and Uncommon Partners, Ltd. (9)


10.10    Loan Agreement dated January 1, 1998 between the Company and Barton
            Acquisition, Inc. (9)

10.11    Promissory Note (Line of Credit) dated January 1, 1998 between the
            Company and Barton Acquisition, Inc. in the amount of $2,400,000.(9)

10.12    Security Agreement dated January 1, 1998 between the Company and Barton
            Acquisition, Inc. (9)

10.13    Participation Agreement dated March 16, 1998 between the Company and
            Additional Purchasers referred to as Participants. (9)

10.14    Loan Agreement dated June 16, 1999 between APS Consulting, Inc. and
            APSC, Inc. (10)

10.15    Promissory Note dated June 16, 1999 between APS Consulting, Inc. and
            APSC, Inc. (10)

10.16    Security Agreement dated June 16, 1999 between APS Consulting, Inc. and
            APSC, Inc. (10)

10.17    Subordination Agreement dated June 16, 1999 between the Company and
            APSC, Inc. (10)

10.18    Convertible Promissory Note dated April 27, 1999 between the Company and Uncommon Care, Inc. (10)

10.19    Replacement Convertible Promissory Note dated September 30, 1999 between the Company and Uncommon Care, Inc. (10)

10.20    Liquidity Promissory Note dated September 30, 1999 between the Company and Uncommon Care, Inc. (10)

10.21    Replacement Liquidity Note dated October 15, 1999 between the Company and Uncommon Care, Inc. (10)

10.22    Management Services Agreement dated January 1, 2000 between the Company and APS Consulting. (11)

10.23    Tax Sharing Agreement dated January 1, 2000 between the Company and APS
            Consulting. (11)

10.24    $1.25 million Promissory Note dated June 1, 2000 between the Company and Uncommon Care, Inc. (11)

10.25    $1.20 million Promissory Note dated June 1, 2000 between the Company and Uncommon Care, Inc. (11)

10.26    Agreement dated November 22, 2002 transferring and assigning all capital stock of Eco-Systems from the Company to the purchaser. (12)

*10.27   Amended 1995 Incentive and Non-Qualified Stock Option Plan (12)

*10.28   Executive Employment Agreement between the Company and Kenneth S.
            Shifrin. (12)

*10.29   Consulting Agreement between the Company and William A. Searles (12)

*10.30   Executive Employment Agreement between the Company and William H.
            Hayes. (12)

 10.31   Stock Purchase Agreement dated October 31, 2003 between the Company and
            FPIC Insurance Group, Inc. (13)

 10.32 Revolving Promissory Note dated November 12, 2003 between the Company and PlainsCapital Bank. (13)

 10.33   Loan Agreement dated November 12, 2003 between the Company and
            PlainsCapital Bank. (13)

 21.1    List of subsidiaries of the Company. (13)

 23.1    Independent Auditors Consent of BDO Seidman, LLP. (13)

 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (13)

 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (13)

 32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (13)

 32.2    Certification of Chief Financial Officer Pursuant to Section 906 of the
           Sarbanes-Oxley   Act  of  2002. (13)

(*) Executive Compensation plans and arrangements.
-----------------

(1) The Company is subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, files reports, proxy statements and other information with the Commission. Reports, proxy statements and other information filed by the Company can be inspected and copied at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549, and at the Commission's Regional Offices at Seven World Trade Center, 13th Floor, New York, New York 10048 and CitiCorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661-2511. Copies of such material can be obtained by mail from the Public Reference Section of the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. Such reports, proxy statements and other information concerning the Company are also available for inspection at the offices of The NASDAQ National Market, Reports Section, and 1735 K STREET, N.W., WASHINGTON, D.C. 20006. The Commission maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission at http://www.sec.gov and makes available the same documents through Disclosure, Inc. at 800-638-8241.

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

(12) Filed as an Exhibit to the Annual Report on Form 10-K of the Company for the year ended December 31, 2002 and incorporated herein by reference.

(13)          Filed herewith

     ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2004 annual meeting of shareholders, which information is incorporated herein by reference.

     SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           AMERICAN PHYSICIANS SERVICE GROUP, INC.

           By:   /s/ Kenneth S. Shifrin
           -------------------------------------------------------

           Kenneth S. Shifrin, Chairman of the Board and Chief Executive Officer

           Date:  March 30, 2004

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

Date:    March 30, 2004



By: /s/ W. H. Hayes
   ------------------------------------------------------

     W. H. Hayes
     Senior Vice President - Finance, Secretary and Chief Financial Officer
     (Principal Financial Officer)

Date:    March 30, 2004

By: /s/ Thomas R. Solimine
   ------------------------------------------------------

     Thomas R. Solimine
     Controller
     (Principal Accounting Officer)

Date:    March 30, 2004



By: /s/ Jackie Majors

      Jackie Majors, Director

Date:    March 30, 2004



By: /s/ Robert L. Myer
   ----------------------------------------------------------

     Robert L. Myer, Director

Date:    March 30, 2004





By: /s/ William A. Searles
   ------------------------------------------------------

     William A. Searles, Director

Date:    March 30, 2004



By: /s/ Cheryl Williams

     Cheryl Williams, Director

Date:    March 30, 2004

                                   APPENDIX A




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                           Page



Independent Auditors' Report                                                A-2

Consolidated Financial Statements

     Consolidated Statements of Operations for the Years
     ended December 31, 2003 and 2002                                       A-3

     Consolidated Balance Sheets as of December 31, 2003
     and December 31, 2002                                                  A-5

     Consolidated Statements of Cash Flows for the Years
     ended December 31, 2003 and 2002                                       A-7

     Consolidated Statements of Shareholders' Equity and Comprehensive
     Income (Loss) for the Years ended December 31, 2003 and 2002           A-8

     Notes to Consolidated Financial Statements                             A-9

Independent Auditors' Report



The Board of Directors and Shareholders

American Physicians Service Group, Inc.

Austin, Texas

We have audited the accompanying consolidated balance sheets of American Physicians Service Group, Inc. (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Physicians Service Group, Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.



Houston, Texas

March 21, 2004

                                                             BDO Seidman
                                                        ----------------------
                                                         /s/ BDO Seidman, LLP

                       AMERICAN PHYSICIANS SERVICE GROUP, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

Item 1 - Financial Statements

                                                                                         Year Ended December 31,
                                                                                      --------------------------------
                                                                                         2003               2002
                                                                                      ------------      --------------

Revenues:
Financial services                                                                        $19,623             $13,623
Insurance services                                                                         10,826               9,454
                                                                                      ------------      --------------

   Total revenues                                                                          30,449              23,077

Expenses:
Financial services                                                                         16,584              11,876
Insurance services                                                                          7,841               7,066
General and administrative                                                                  2,069               1,951
Gain on sale of assets                                                                         (8)               (515)
                                                                                      ------------      --------------
    Total expenses                                                                         26,486              20,378
                                                                                      ------------      --------------

Operating income                                                                            3,963               2,699
Gain on sale of investments (Note 5)                                                          127               2,855
                                                                                      ------------      --------------

Income from continuing operations before interest,
  income taxes, minority interests and equity in loss
  of unconsolidated affiliates                                                              4,090               5,554

Interest income                                                                               304                 372
Other loss                                                                                    (38)               (158)
Interest expense                                                                                7                  24
Income tax expense (Note 10)                                                                1,640               2,283
Minority interests                                                                            197                 261
Equity in earnings (loss) of unconsolidated affiliates (Note 15)                              260                 (44)
                                                                                      -----------       -------------
Income from continuing operations                                                           2,772               3,156

Discontinued operations: (Note 13)
Income from discontinued operations, net of income tax
  expense of $132 in 2002                                                                      --                 255
Gain on disposal of discontinued segment
  net of income tax expense of $14 in 2003                                                     27                  --
                                                                                      ------------      --------------
    Net income                                                                            $ 2,799             $ 3,411
                                                                                      ============      ==============


See accompanying summary of accounting policies and notes to financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS, continued



 (In thousands, except per share amounts)


                                                     Year Ended December 31,
                                             -----------------------------------
                                                2003                    2002
                                             -------------           -----------
Net income per common share

Basic:
  Income from continuing operations            $ 1.26                 $ 1.42
  Discontinued operations                        0.01                   0.11
                                              -----------            ----------
Net income                                     $ 1.27                 $ 1.53
                                              ===========            ==========


Diluted:
  Income from continuing operations            $ 1.13                 $ 1.35
  Discontinued operations                        0.01                   0.11
                                              -----------            ----------
Net income                                     $ 1.14                 $ 1.45
                                              ===========            ==========

Basic weighted average shares
  outstanding                                   2,207                  2,227
                                              =========              ========
Diluted weighted average shares
  outstanding                                   2,449                  2,345
                                              =========              ========



See accompanying summary of accounting policies and notes to financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS


(In thousands)

                                                                                               December 31,
                                                                                -------------------------------------------
                                                                                    2003                        2002
                                                                                ---------------            ----------------
ASSETS

Current Assets:
  Cash and cash equivalents                                                        $8,989                      $6,344
  Trading account securities                                                           67                         133
  Notes receivable (Note 3)                                                            16                         571
  Management fees and other receivables (Note 2)                                    1,079                         814
  Deposit with clearing organization                                                  500                         500
  Receivable from clearing organization                                                67                          70
  Investment in available-for-sale fixed income
    securities                                                                         --                       1,015
  Net deferred income taxes (Note 10)                                                 532                          --
  Income tax receivable                                                             1,678                         491
  Prepaid expenses and other current assets                                           565                         651
                                                                                 ----------                  ----------
      Total current assets                                                         13,493                      10,589


Notes receivable, less current portion  (Note 3)                                      436                         374
Property and equipment, net (Note 6)                                                  378                         329
Investment in available-for-sale equity securities (Note 5)                         8,729                       6,996
Investment in available for sale fixed income
  securities (Note 5)                                                                 897                       3,273
Goodwill (Note 15)                                                                  1,257                          --
Net deferred income taxes (Note 10)                                                    --                       2,399
Other assets                                                                          448                         198
Assets of discontinued operations                                                      --                         823
                                                                                  ---------                  ----------
Total Assets                                                                      $25,638                     $24,981
                                                                                  =========                  ==========



See accompanying summary of accounting policies and notes to financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS, continued

(In thousands, except share data)

                                                                                                   December 31,
                                                                                        ---------------------------------------
                                                                                            2003                     2002
                                                                                        --------------          ---------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable - trade                                                                       $201                     $293
  Payable to clearing broker                                                                       67                       70
  Accrued incentive compensation                                                                2,716                    1,804
  Accrued expenses and other liabilities (Note 7)                                               1,485                    1,162
  Deferred gain (Note 9)                                                                          487                      487
  Deferred income tax liability (Note 10)                                                          --                      974
                                                                                             ---------                 ---------

      Total current liabilities                                                                 4,956                    4,790

Payable under loan participation agreements                                                       259                      259
Deferred income tax liability (Note 10)                                                           146                       --
Deferred gain (Note 9)                                                                          1,171                    1,813
Liabilities of discontinued operations                                                             --                      593
                                                                                             ---------                 ---------
      Total liabilities                                                                         6,532                    7,455

Minority interests                                                                                 --                      384

Shareholders' Equity:
  Preferred stock, $1.00 par value, 1,000,000
    shares authorized, none issued or outstanding                                                  --                       --
  Common stock, $0.10 par value, shares authorized 20,000,000;
    2,454,667 and 2,133,843 issued and outstanding at 12/31/03
 and 12/31/02, respectively                                                                       245                      213
  Additional paid-in capital                                                                    6,918                    5,584
  Retained earnings                                                                            12,314                    9,515
  Accumulated other comprehensive income (loss), net of taxes                                    (371)                   1,830
                                                                                             ---------               ----------

      Total shareholders' equity                                                               19,106                   17,142
                                                                                             ---------               ----------

Total Liabilities and Shareholders' Equity                                                    $25,638                  $24,981
                                                                                             =========               ==========


See accompanying summary of accounting policies and notes to financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASHFLOWS
(In thousands)

                                                                                            Year Ended December 31
                                                                                    --------------------------------------
                                                                                         2003                    2002
                                                                                    --------------          --------------
 Cash flows from operating activities:
    Net Income                                                                            $ 2,799                 $ 3,411
    Adjustments to reconcile net income to cash
      used in operating activities:
         Depreciation and amortization                                                        206                     188
         Forgiveness of debt and other                                                        164                     164
         Minority interest in consolidated earnings                                           197                     261
         Undistributed (gain) loss of affiliates                                             (260)                     44
         Gain on sale of assets                                                              (469)                 (1,003)
         Gain on sale of investment                                                          (127)                 (2,855)
         Provision for bad debt                                                               (58)                    200
    Changes in operating assets and liabilities:
         Trade receivables                                                                   (325)                     16
         Trading account securities                                                            66                      16
         Income tax receivable                                                               (996)                   (324)
         Deferred income tax                                                                2,511                    (486)
         Receivable from clearing organization                                                 --                    (186)
         Management fees & other receivables                                                 (316)                   (279)
         Prepaid expenses & other assets                                                      207                     474
         Deferred income                                                                     (122)                    (85)
         Trade accounts payable                                                              (138)                    227
         Accrued expenses & other liabilities                                               1,266                     (85)
                                                                                         ---------               ---------
           Net cash received in operating activities                                        4,605                    (302)

Cash flows from investing activities:
    Capital expenditures                                                                     (319)                   (154)
    Proceeds from the sale of available-for-sale equity
      and fixed income securities                                                           4,118                  10,719
    Purchase of available-for-sale equity securities                                       (5,697)                 (4,683)
    Purchase of minority interest                                                          (2,050)                     --
    Receipts from (advances to) affiliate                                                     175                    (230)
    Funds loaned to others                                                                   (155)                   (155)
    Collection of notes receivable                                                            745                     725
                                                                                         ---------               ---------
           Net cash (used in) provided by investing activities                             (3,183)                  6,222

Cash flows from financing activities:
    Payment of long term debt                                                                  --                  (2,275)
    Exercise of stock options                                                               1,351                      45
    Purchase and cancellation of treasury stock                                              (285)                   (850)
    Distribution to minority interest                                                        (190)                    --
                                                                                         ---------               ---------
           Net cash received from (used in) financing activities                              876                  (3,080)

Net change in cash and cash equivalents                                                   $ 2,298                 $ 2,840

Cash and cash equivalents at beginning of period                                            6,691                   3,851
                                                                                         ---------               ---------
Cash and cash equivalents at end of period                                                $ 8,989                 $ 6,691
                                                                                         =========               =========



See accompanying summary of accounting policies and notes to financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)


(In thousands)

                                                                                          Accumulated
                                                Additional                                   Other                        Total
                                      Common      Paid-In    Retained   Comprehensive    Comprehensive     Treasury   Shareholders'
                                       Stock      Capital    Earnings       Income       Income (loss)      Stock        Equity
                                    ------------------------------------------------------------------------------------------------
Balance December 31, 2001              $ 275      $ 5,539     $ 8,310                       $ (39)        $ (1,418)     $ 12,667
Comprehensive income:
    Net income                          --          --         3,411        3,411             --              --          3,411
    Other comprehensive income:
      Unrealized gain on  securities,
      net of taxes of $1,843            --          --          --          1,869            1,869            --          1,869
Comprehensive income                    --          --          --          5,280             --              --           --
Treasury stock purchase                 --          --          --            --              --            (850)         (850)
Retired treasury stock                 (62)         --        (2,206)         --              --            2,268          --
Stock options exercised                 --          45          --            --              --              --           45
Stock options expensed                  --          --          --            --              --              --           --
                                    ------------------------------------------------------------------------------------------------
Balance December 31, 2002              $213       $5,584      $9,515        $ --            $1,830         $ --          $17,142
                                    ------------------------------------------------------------------------------------------------

Comprehensive income:
    Net income                          --          --         2,799        2,799             --              --          2,799
    Other comprehensive income:
      Unrealized loss on  securities,
      net of taxes of $1,134            --          --          --         (2,201)          (2,201)           --         (2,201)
                                                                           -------
Comprehensive income                    --          --          --            598             --              --             --
                                                                           =======
Treasury stock purchases                --          --          --            --              --            (284)          (284)
Tax benefit from exercise of
  stock options                         --          300         --            --              --              --            300
Retired treasury stock                  (6)        (279)        --            --              --             284             --
Stock options exercised                 38         1,313        --            --              --              --          1,351
                                    ------------------------------------------------------------------------------------------------
Balance December 31, 2003              $245       $6,918      $12,314       $ --             ($371)         $ --         $19,106
                                    ================================================================================================



See accompanying summary of accounting policies and notes to financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002



(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        (a)     GENERAL

         We, through our subsidiaries, provide financial services that include brokerage and asset management services to individuals and institutions, and insurance services that consist of management services for a malpractice insurance company. The financial services business has clients nationally. Insurance management is a service provided primarily in Texas, but is available to clients nationally. During the two years presented in the financial statements, financial services generated 64% and 59% of total revenues and insurance services generated 36% and 41% in 2003 and 2002, respectively.

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

         We own 100% of our insurance services segment after repurchasing the 20% formerly owned by Florida Physicians Insurance Group, Inc. ("FPIC"), on September 30, 2003 (see Note 14). Before this date, we recorded minority interest to reflect the 20% of its net income or loss attributable to the minority shareholder.

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

        (e)     MARKETABLE SECURITIES

         Our investments in debt and equity securities are classified in three categories and accounted for as follows:

         Classification              Accounting
         ---------------             -----------
         Held-to-maturity            Amortized cost

         Trading securities          Fair value, unrealized gains and losses
                                     included in earnings

         Available-for-sale          Fair value, unrealized gains and losses
                                     excluded from earnings and reported as a separate component of stockholders' equity, net of applicable income taxes. Realized gains and losses are included in earnings.

         We have included our marketable securities, held as inventory at our broker/dealer, in the trading securities category. We have included investments in marketable securities not held as inventory at our broker/dealer in the available-for-sale securities category.

        (f)      PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost net of accumulated depreciation. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the respective assets (3 to 5 years). Leasehold improvements are depreciated using the straight-line method over the life of the lease or their expected useful life, whichever is shorter.

        (g)      LONG-LIVED ASSETS

         Long-lived assets, principally property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized if there is a difference between the fair value and carrying value of the asset. Management's analysis of our long-lived assets at December 31, 2003 and 2002 indicated that there was no impairment to these assets' carrying values.

         Investments are evaluated for impairment in the event of a material change in the underlying business. Such evaluation takes into consideration our intent and time frame to hold or to dispose of the investment and takes into consideration available information, including recent transactions in the stock, expected changes in the operations or cash flows of the investee, or a combination of these and other factors. Management's evaluation of our investments resulted in no impairment to these investments.

         (h)      GOODWILL AND OTHER INTANGIBLE ASSETS

         Goodwill represents the excess of cost over the fair value of net assets acquired. We account for goodwill and other intangible assets according to the Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which addresses financial accounting and reporting matters for business combinations. Under the provision of SFAS No. 142, goodwill is not amortized, but is evaluated annually for impairment or more frequently if circumstances indicate that impairment may exist. The goodwill valuation is largely influenced by projected future cash flows and, therefore, is significantly impacted by estimates and judgments.

         We amortize other identifiable intangible assets on a straight-line basis over the periods expected to be benefited. The components of these other intangible assets, recorded in Other Assets in the accompanying consolidated balance sheets, consist primarily of a non-compete agreement.

         (i)      ALLOWANCE FOR DOUBTFUL ACCOUNTS

         When applicable, we record an allowance for doubtful accounts based on specifically identified amounts that we believe to be uncollectible. If our actual collections experience changes, revisions to our allowance may be required. We have a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customers' credit could have a material affect on our results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

         (j)      INCOME TAXES

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

         (l)      NOTES RECEIVABLE

         Notes receivable are recorded at cost, less allowances for doubtful accounts when deemed necessary. Management, considering current information and events regarding the borrowers ability to repay their obligations, considers a note to be impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the note agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. Impairment losses are included in the allowance for doubtful accounts through a charge to bad debt expense. The present value of the impaired loan will change with the passage of time and may change because of revised estimates of cash flows or timing of cash flows. Such value changes are reported as bad debt expense in the same manner in which impairment initially was recognized. No interest income is accrued on impaired loans. Cash receipts on impaired loans are recorded as reductions of the principal amount.

         (m)      STOCK-BASED COMPENSATION

         We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"), but apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for our stock option plans. In 2003 we purchased 15,000 unexpired options from a grantee and in 2002 we purchased 89,000 unexpired options from four grantees. These purchases in effect modified the terms of the options and, accordingly, we recognized $34,000 and $156,000 of compensation expense in 2003 and 2002 respectively. No other compensation expense from stock-based compensation awards was recognized in 2003 and 2002. If we had elected to recognize compensation expense for options granted based on their fair values at the grant dates, consistent with Statement 123, net income and earnings per share would have changed to the pro forma amounts indicated below:

                                                         Year Ended December 31,
                                                    ----------------------------
                                                        2003            2002
                                                    -----------       ----------
Net income, as reported                             $ 2,799,000      $3,411,000

Deduct: Total stock-based employee compensation
expense determined  under the fair value based
method for all awards, net of related tax effects      (241,000)       (222,000)
                                                    ------------     -----------
Pro forma net income                                $ 2,558,000      $3,189,000
                                                    ============     ===========
Net income per share
Basic - as reported                                       $1.27           $1.53
Basic - pro forma                                         $1.16           $1.43
Diluted - as reported                                     $1.14           $1.45
Diluted - pro forma                                       $1.04           $1.36


         (n)      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. We adopted No. 145 on January 1, 2003. The adoption of this statement did not have a material effect on our consolidated financial statements.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements. We have not elected to adopt the provisions of this Statement.

         In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities. "SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedg3eing Activities". SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We do not engage in hedging activities and, accordingly, the adoption of this Statement did not have an impact on our financial statements.

         In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument within its scope as a liability (or Asset in some circumstances). SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective and adopted by the Company on July 1, 2003. As we have no such instruments, the adoption of the Statement did not have an impact on our financial condition or results of operations.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to a variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. We voluntarily elected early adoption of Interpretation No. 46. The effect of the application of this Interpretation is described in
         Note 13 to these consolidated financial statements.

         (o)      RECLASSIFICATION

         Certain reclassifications have been made to amounts presented in 2002 to be consistent with the 2003 presentation.

 (2)     MANAGEMENT FEES AND OTHER RECEIVABLES

         Management fees and other receivables consist of the following:

                                                    December 31,
                                            ----------------------------
                                              2003               2002
                                             ------             ------
         Management fees receivable         $  739,000        $ 382,000
         Accrued interest receivable            22,000           91,000
         Other receivables                     318,000          341,000
                                            ----------        ---------
                                            $1,079,000        $ 814,000
                                            ==========        =========

         We earn management fees by providing management services to American Physicians Insurance Exchange ("APIE") under the direction of APIE's Board of Directors. APIE is a reciprocal insurance exchange, which is wholly-owned by its subscriber physicians. Subject to the direction of APIE's Board, and subject to a management services agreement, FMI sells and issues medical insurance policies, investigates, settles and defends claims, and otherwise manages APIE's affairs. The management agreement with FMI obligates APIE to pay management fees to FMI based on a percentage of APIE's earned premiums before payment of reinsurance premiums. In addition, the management agreement provides that any profits, as defined, of APIE will be shared equally with FMI so long as the total payment (fees and profit sharing) does not exceed a cap based on premium levels. Management fees attributable to profit sharing were $722,000 and $0 for the year ended December 31, 2003 and 2002. We earned total management fees and other related income of $10,826,000 and $9,455,000, including expense reimbursements, principally for our independent agents' commissions, of $3,373,000 and $3,368,000 for the years ended December 31, 2003 and 2002, respectively, related to these agreements.

         The summarized financial information for APIE as of and for the year ended December 31, 2003 and 2002 is as follows:

                                           2003                     2002
                                       (unaudited)
                                       ------------             -----------
Invested assets                         $86,547,000             $67,293,000
Other assets                             16,181,000              13,428,000
                                       ------------             -----------
Total Assets                           $102,728,000             $80,721,000
                                       ============             ===========

Current liabilities                     $86,945,000             $67,736,000
Surplus                                  15,783,000              12,985,000
                                       ------------             -----------
Total liablilities and surplus         $102,728,000             $80,721,000
                                       ============             ===========


Total revenue                           $56,006,000             $41,078,000
Net income                              $ 1,299,000             $ 1,503,000

         Other receivables in 2003 are primarily from our brokerage and investment advisory services and are principally comprised of commissions earned by our brokers for trades in the last week of December 2003 and 2002.

(3)      NOTES RECEIVABLE

         Notes receivable consist of the following:

                                                                                                             December 31,
                                                                                                         2003            2002
                                                                                                         ----            ----
         FemPartners, Inc. (Formerly due from Syntera HealthCare Corporation)
         Promissory note, bears interest at 8%. Payments were interest only, paid quarterly through November 30, 2001. Quarterly combined principal and interest payments began December 1, 2001 and were to continue through September 1, 2004, at which time the total outstanding balance was due. In December 2003 we agreed to extend the maturity one year interest only at 8%. The remaining principal and interest payments are due March 1, June 1, and September 1, 2005. The maturity date of this note can be accelerated if FemPartners conducts an initial public offering or other public sale of its common stock. If such occurs, the note shall mature and become due and payable on the 5th business day after the date of such initial public offering or other public sale.
                                                                                                       $420,000          $902,000
         Unsecured term note, principal and interest, at 8%, payable monthly until maturity on March 31, 2004. Paid in full during 2003.
                                                                                                            - 0 -          63,000
         EMPLOYEES
         Loans are periodically made to non-officer employees, primarily as employment retention inducements. Employee notes receivable at December
         31, 2003 consisted of a note totaling $6,000, which is being amortized through December 15, 2005, provided the employee remains with us, and two loans totaling $26,000 to a key employee for advanced education fees. The latter two notes are forgivable in the amount of approximately $13,000 on each January 1st that the employee is employed by the Company beginning in 2001 and continuing through 2005. They are due within 90 days should the employee terminate employment.

         Employee notes receivable at December 31, 2002 consisted of a note totaling $4,000 which is being amortized through 2004, provided the employee remains with us and two loans totaling $40,000 to a key employee for advanced education fees. The same terms apply as described above.
                                                                                                         32,000            44,000
                                                                                                         ------            ------

                                                                                                        452,000         1,009,000
         Less current portion and allowance for doubtful accounts of $64,000 in 2002                    (16,000)         (635,000)
                                                                                                        --------       -----------
         Long term portion                                                                             $436,000          $374,000
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

         AVAILABLE-FOR-SALE SECURITIES

         Available-for-sale securities owned are reported at fair value, based upon quoted market prices.

         ACCOUNTS RECEIVABLE

         The fair value of these receivables approximates the carrying value due to their short-term nature and historical collectibility

         MANAGEMENT FEES AND OTHER RECEIVABLES

         The fair value of these receivables approximates the carrying value due to their short-term nature and historical collectibility.

         NOTES RECEIVABLE

         The fair value of notes has been determined using discounted cash flows based on our management's estimate of current interest rates for notes of similar credit quality. The carrying value of notes receivable approximates their fair value.

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

(5)      MARKETABLE SECURITIES

         The following table summarizes by major security type the cost, fair market value, and unrealized gains and losses of the investments that we have classified as available-for-sale:


                                                     Gross                 Gross
                                                   Unrealized           Unrealized
                                     Cost             Gains               Losses            Fair Value
                               -----------------------------------------------------------------------------
December 31, 2003

Corporate obligations              $ 884,000           $ 13,000          $      --           $ 897,000
Equity securities                  9,306,000                 --           (577,000)          8,729,000
                                 -----------           --------          ---------           ---------
Total                            $10,190,000           $ 13,000          $(577,000)         $9,626,000
                                 ===========           ========          =========          ==========
December 31, 2002

U.S. government agencies         $ 2,846,000           $ 60,000          $      --          $2,906,000
Corporate obligations              1,379,000             19,000            (16,000)          1,382,000
Equity securities                  4,287,000          2,762,000            (53,000)          6,996,000
                                   ---------          ---------            --------         -----------
Total                             $8,512,000         $2,841,000          $ (69,000)        $11,284,000
                                   =========          =========            ========         ===========



         Maturities of fixed income securities were as follows at December 31, 2003:

                                                 Cost              Fair Value
                                              -----------       --------------

         Due within one year                          --                    --
         Due after one year                      884,000               897,000
                                               ---------             ---------
Total                                          $ 884,000             $ 897,000
                                               =========             =========

         Amounts reflected in the tables above include equity securities of Prime Medical Services, Inc. ("Prime Medical") with a fair value of $3,416,000 and $6,525,000 and corporate obligations of Prime Medical with a fair value of $897,000 and $860,000 at December 31, 2003 and 2002, respectively. At December 31,

         2003, amounts also include equity securities of Financial Industries Corporation ("FIC") with a fair value of $5,313,000. As of December 31, 2003, management believes the gross unrealized loss to represent temporary declines in the investments' fair values and, accordingly, no impairment charges have been recognized.

         Prime Medical is the largest provider of lithotripsy (a non-invasive method of treating kidney stones) services in the United States and is an international supplier of specialty vehicles for the transport of high technology medical, broadcast/communications and homeland security equipment. Through selling of shares since our initial investment of 3,540,000 shares in 1989, our holdings of common stock at December 31, 2003 stood at 728,400, or approximately 4% of the common stock outstanding. We account for FIC as an available-for-sale equity security and record changes in their value, net of tax, in our balance sheet as part of "accumulated other comprehensive income".

         In June 2003 we purchased 385,000 shares of FIC for approximately $5,000,000, which was sourced from our cash reserves. These shares represent approximately 4% of the outstanding shares of FIC. We account for FIC as an available-for-sale equity security and record changes in their value, net of tax, in our balance sheet as part of "accumulated other comprehensive income".

         The following table summarizes our recognized gains and losses on investments. Costs on assets sold were determined on the basis of specific identification.

                                               Year ended December 31,
                                     -------------------------------------------
                                             2003                     2002

        Proceeds from sales             $ 4,080,000              $ 10,731,000
        Gains                               197,000                 2,855,000
        Losses                              (70,000)                       --
                                          ----------              -----------
        Net gains                         $ 127,000               $ 2,855,000
                                          ==========              ===========

(6)      PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                      December 31,
                                             -----------------------------------
                                                    2003                2002
                                                  -------             --------
         Equipment                               $1,059,000          $1,022,000
         Furniture                                  624,000             578,000
         Software                                   323,000             319,000
         Leasehold improvements                     332,000            240,000
                                                -----------         -----------
                                                 $2,338,000          $2,159,000
         Accumulated depreciation and
           amortization                         $(1,960,000)        $(1,830,000)
                                                -----------         -----------
                                                $   378,000           $ 329,000
                                                ===========         ===========

(7)      ACCRUED EXPENSES AND OTHER LIABILITIES

         Accrued expenses and other liabilities consists of the following as of December 31:

                                              2003                  2002
                                           ---------              ---------
         Commissions payable               $ 964,000             $ 798,000
         Taxes payable                       116,000                93,000
         401(k) plan matching                121,000                    --
         Vacation payable                    158,000               144,000
         Other                               126,000               127,000
                                          -----------           -----------
                                          $1,485,000            $1,162,000
                                          ===========           ===========


(8)      DEFERRED GAIN

         In November 2001 we sold all of the remaining 46,000 square feet of condominium space we owned in an office project located in Austin, Texas to our former affiliate, Prime Medical. In conjunction with the sale we leased back approximately 23,000 square feet that housed our operations prior to the sale. Gain on the sale amounted to approximately $5.1 million, of which $1.9 million was recognized in 2001 and the balance of gain was deferred. Deferred income of approximately $2.4 million related to our continuing involvement in 50% of the useable space was recorded and is being recognized monthly over the five-year lease term through November 2006. Income recognition related to this deferral was $488,000 in 2003 and 2002. In addition, 15% of the gain ($0.76 million) related to our then 15% ownership in the purchaser was deferred as we accounted for Prime Medical using the equity method of accounting through the year ended December 31, 2001. During 2003 and 2002 we reduced our investment in Prime Medical and subsequently recognized a proportionate percentage of the deferred gain, amounting to $8,000 in 2003 and $515,000 in 2002. Recognition of the deferred gain is recorded as a reduction of rent expense in operating expenses in the accompanying financial statements.

(9)      COMMITMENTS AND CONTINGENCIES

         Expenses under all operating leases for the years ended December 31, 2003 and 2002 were $997,000 and $1,077,000, respectively. Future minimum payments for leases that extend for more than one year through 2008 were $964,000; $810,000; $510,000; $8,000 and $0 for 2004, 2005,
         2006, 2007 and 2008, respectively.

         We are involved in various claims and legal actions that have arisen in the ordinary course of business. Management believes that any liabilities arising from these actions will not have a significant adverse effect on our consolidated financial condition or results of operations.

(10)     INCOME TAXES

         Income tax expense consists of the following:

                                                  Year Ended December 31,
                                           -----------------------------------
                                                 2003                  2002
                                                ------                -------
         Continuing Operations
         Federal
           Current                            $ (978,000)            $2,339,000
           Deferred                            2,511,000               (151,000)
         State-Current                           107,000                 95,000
                                              ----------             -----------
         Total from Continuing Operations      1,640,000              2,283,000
         Discontinued Operations                  14,000                     --
                                              ----------              ---------
                                              $1,654,000             $2,283,000
                                              ==========              =========



         A reconciliation of expected income tax expense computed by applying the United States federal statutory income tax rate of 34% to earnings from continuing operations before income taxes to tax expense from continuing operations in the accompanying consolidated statements of operations follows:


                                                         Year Ended December 31,
                                                    ----------------------------
                                                       2003              2002
                                                     -------            -------
         Expected federal income tax expense from
           continuing operations                     $1,500,000       $1,849,000
            State taxes                                  72,000           63,000
            Goodwill adjustment                              --          214,000
            Minority interest                            67,000           89,000
            Other, net                                    1,000           68,000
                                                      ---------       ----------
                                                     $1,640,000       $2,283,000
                                                      =========        =========

         The tax effect of temporary differences that gives rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below:

                                                                                               Year Ended December 31,
                                                                                   -------------------------------------------
                                                                                            2003                     2002
                                                                                          --------                 ---------
Deferred tax assets:
Market value allowance on investments                                                    $ 191,000                     $ --
Accrued expenses                                                                           357,000                  101,000
Allowance for doubtful accounts                                                              6,000                   68,000
Investment in available-for-sale securities and equity investees                                --                1,444,000
Other investments                                                                          126,000                   51,000
Sales/Leaseback deferred income                                                            564,000                  732,000
Other                                                                                       54,000                    3,000
                                                                                          --------                ---------
Total gross deferred tax assets                                                         $1,298,000               $2,399,000

Deferred tax liabilities:
Investment in available-for-sale securities                                               (889,000)                      --
Market value allowance on investments                                                           --                 (943,000)
Capitalized expenses, principally due to deductibility for
  tax purposes                                                                             (23,000)                 (31,000)
                                                                                         ----------              ----------
Total gross deferred tax liabilities                                                      (912,000)                (974,000)
                                                                                         ----------              ----------
Net deferred tax asset                                                                   $ 386,000               $1,425,000
                                                                                         ==========              ==========


         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences at December 31, 2003.

(11)     EMPLOYEE BENEFIT PLANS

         We have an employee benefit plan qualifying under Section 401(k) of the Internal Revenue Code for all eligible employees. Employees become eligible upon meeting certain service and age requirements. Employee deferrals may not exceed $12,000 in 2003 unless participant is over age 50, in which case the maximum deferral is $14,000. We may, at our discretion, contribute up to 200% of the employees' deferred amount. For the years ended December 31, 2003 and 2002 our contributions aggregated $176,000 and $135,000 respectively.

(12)     STOCK OPTIONS

         We have adopted, with shareholder approval, the "1995 Non-Employee Directors Stock Option Plan" ("Directors Plan") and the "1995 Incentive and Non-Qualified Stock Option Plan" ("Incentive Plan"). The Directors Plan provides for the issuance of up to 200,000 shares of common stock to non-employee directors who serve on the Compensation Committee. The Directors Plan is inactive and it is assumed the remaining 170,000 shares will not be granted. The Incentive Plan, as amended with shareholder approval in 1998, 2001, and 2002 provides for the issuance of up to 1,600,000 shares of common stock to our directors and key employees. A total of 1,305,000 of these options have been granted as of December 31, 2003.

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

         The fair value of the options is estimated under Statement 123 using the Black Scholes option-pricing model with the following assumptions:

                                                   2003               2002
                                                 ---------           --------
             Risk-free interest rate               2.44%              3.40%
             Expected holding period                3.8 years          3.7 years
             Expected volatility                   .407               .477
             Expected dividend yield                -0-                -0-



        Presented below is a summary of the stock options held by our employees and our directors and the related transactions for the years ended December 31, 2003 and 2002.

                                                        Year Ended December 31,
                                     ---------------------------------------------------------------
                                                 2003                                2002
                                     ----------------------------       ----------------------------
                                                      Weighted                            Weighted
                                                       Average                             Average
                                                      Exercise                            Exercise
                                        Shares          Price                 Shares        Price
                                        --------      ---------            ----------    -----------

Balance at January 1                      939,000      $3.51                 788,000       $3.45
Options granted                           330,000       6.46                 305,000        3.72
Options exercised                        (378,000)      3.57                 (13,000)       1.69
Options repurchased                       (15,000)      4.29                 (89,000)       2.38

Options forfeited/expired                 (61,000)      5.73                 (52,000)       6.26
                                          -------                            -------
Balance at December 31                    815,000       4.49                 939,000        3.51
                                          =======      -----                 =======       -----
Options exercisable                       289,000      $3.01                 500,000       $3.78
                                          =======      =====                 =======       =====



         The weighted average fair value (the theoretical option value calculated using the Black Scholes option pricing model) of Company stock options granted during the years ended December 31, 2003 and 2002 is $2.20 and $1.46 per option, respectively. In this case, as of December 31, 2003, the weighted average theoretical option value per share of Company stock options ($8.66) less the weighted average exercise price of options granted ($6.46) equals the weighted average fair value of options granted ($2.20).

         The following table summarizes the Company's options outstanding and exercisable options at December 31, 2003:

                                   Stock Options Outstanding                          Stock Options Exercisable
                       ----------------------------------------------                    ----------------------------
                                                 Average         Weighted                                Weighted
                                                 Remaining       Average                                 Average
         Range of                               Contractual      Exercise                                Exercise
        Exercise Prices          Shares            Life           Price                  Shares           Price
        ---------------         --------        -----------     ----------            -----------      -----------

         $1.50 to 4.50           665,000         2.8 years         $3.45                289,000           $3.01
         $4.51 to $9.10          150,000         4.9 years         $9.10                     --              --
                                 --------                                               -------
         Total                   815,000                                                289,000
                                 ========                                               =======


(13)      DISCONTINUED OPERATIONS


          Effective November 1, 2002, we completed the sale of APS Consulting to its management as we determined the division's operations were not consistent with our long-term strategic plan. We sold all of our APS Consulting shares for a de minimus amount of cash plus a $250,000 seven-year term note at the prime rate plus 3%. Our existing contract, which was entered into October 1, 2002, provides administrative support services to APS Consulting for a period of approximately seven years, and remained in effect. Fees under this contract are dependent on APS Consulting's pre-tax earnings but may not be less than $200,000 or more than $518,000 over the life of the agreement. Because we were dependent upon the future successful operation of the division to collect our proceeds from the disposal and because we had a security interest in the assets of the division, we had retained a sufficient risk of loss to preclude us from recognizing the divestiture of APS Consulting under the guidance of FASB Interpretation No 46. Accordingly, we did not recognize the divestiture of APS Consulting and continued to consolidate the division as an entity in which we have a variable interest that will absorb the majority of the entity's operating losses if they occurred.

          Effective November 1, 2003, APS Consulting was able to obtain third party financing and repay their note payable to us in exchange for our agreeing to discount the note by $35,000. We provided no guarantees or credit enhancements in connection with APS Consulting securing this financing. Accordingly, we no longer have a risk of loss related to these operations and have recognized the transaction as a divestiture. As a result, we ceased consolidation of APS Consulting financial statements effective November 1, 2003. In addition, we were able to recognize a gain of $27,000, net of tax, and administrative support fees totaling $84,000 for the period from November 1, 2002 through October 31, 2003 that had previously been eliminated as intercompany revenues.

          The accompanying financial statements reflect the financial position, results of operations and cash flows of APS Consulting as discontinued operations.

          A summary of assets and liabilities related to discontinued operations as of December 31, 2002 is as follows:

                                                               2002
                                                            ---------
ASSETS
Cash                                                       $ 347,000
Accounts Receiveable, net                                    409,000
Prepaid Expenses                                              22,000
                                                            --------
Total Current Assets                                         778,000
Property and Equipment                                        45,000
                                                            --------
Total Assets                                               $ 823,000
                                                            ========

LIABILITIES
Accounts Payable                                           $ 445,000
Accrued Expenses                                              74,000
                                                           ----------
Total Current Liabilities                                    519,000
Notes Payable                                                248,000
Deferred Income                                               74,000
                                                           ---------
Total Liabilities                                          $ 841,000
                                                           =========
Total Liabilities in excess of Assets                      $  18,000
                                                           =========





          A summary of results of operations related to discontinued operations for the years ended December 31, 2003 and 2002 is as follows:

                                               2003                 2002
                                              -------            ---------
             Consulting Revenue                 --             $ 3,296,000
             Consulting Expenses                --               2,909,000
                                              -------          -----------
             Net Income                         --             $   387,000
                                              =======          ===========





(14)     REPURCHASE OF MINORITY INTEREST

         On October 1, 2003 we purchased for $2,050,000 the 20% interest in APS Insurances Services, Inc., which was owned by FPIC Insurance Group, Inc. ("FPIC"). We believe the acquisition will provide us more control over operating decisions and will improve our earnings and return on capital with minimal risk. As a result of this transaction, we now own a 100% interest in APS Insurance Services. Prior to our repurchase of the minority interest, we consolidated the assets, liabilities and operations of APS Insurance Services and recorded 20% of its after tax net income as minority interest. As a part of the purchase agreement we maintained an agreement with FPIC that limits them from competing with us in Texas through February

         2007. The Company has assigned a value of $400,000 to this non-compete agreement, which is being amortized on the straight-line method through its expiration in 2007.

         The total cost of the acquisition was $2,050,000 and was allocated to the 20% interest acquired in APS Insurance Services based on the fair values of its net assets on the date of acquisition, in accordance with the purchase method of accounting for business combinations. The balances included in the Consolidated Balance Sheets related to the acquisition are based upon preliminary information and are subject to change when final asset and liability valuations are determined. Final valuations of assets and liabilities are determined and recorded within one year from the date of the acquisition. Material changes in the preliminary allocations are not anticipated by management. A summary of the purchase price allocation for this transaction is as follows:

                  Purchase price of 20% interest                    $2,050,000
                  Basis of recorded minority interest                 (393,000)
                  Allocated to non-competition agreement              (400,000)
                                                                    ----------
                  Excess of purchase price over
                    assets acquired (goodwill)                      $1,257,000
                                                                    ==========



         The unaudited pro forma income statements below show the impact of the repurchase as if it had happened prior to the reporting periods:

                                                   Year Ended December 31,
                                            -----------------------------------
                                               2003                     2002
                                            -------------           -----------
Revenue:
As reported                                  $30,449,000            $23,077,000
   Pro forma                                 $30,449,000            $23,077,000

Net earnings as reported                      $2,799,000            $ 3,411,000

Add:  Minority Interest attributable
          to APS Insurance Services,
          net of income taxes                $   197,000             $  268,000
                                             ------------           -----------
Pro forma net earnings                       $ 2,996,000            $ 3,679,000
                                             ============           ===========

Earnings per share:
Basic - as reported                                $1.27                  $1.53
                                                   =====                  =====
Basic - pro forma                                  $1.36                  $1.65
                                                   =====                  =====
Diluted - as reported                              $1.14                  $1.45
                                                   =====                  =====
Diluted - pro forma                                $1.22                  $1.57
                                                   =====                  =====



         As of December 31, 2003, the net carrying value of the non-compete agreement was $371,000, net of $29,000 accumulated amortization recognized during 2003.

         We assume no residual value and estimate annual amortization expense over the remaining life of the agreement to be as follows:

                  Year                         Amount
                --------                    ---------------
                  2004                       $117,000

                  2005                        117,000

                  2006                        117,000

                  2007                         20,000


(15)     INVESTMENT IN UNCONSOLIDATED AFFILIATES


         For the year ended December 31, 2003 and 2002, respectively, our equity in the gain (loss) of unconsolidated affiliates consisted of the following:


                                                         December 31,
                                                ----------------------------
                                                   2003                2002

             Prime Medical Services, Inc.             --           $ 186,000
             Uncommon Care                      $ 260,000           (230,000)
                                                 ---------         ----------
             Gain (loss)                        $ 260,000          $ (44,000)
                                                 =========         ==========



         On October 12, 1989, we purchased 3,540,000 shares (42%) of the common stock of Prime Medical. In the ensuing years, the sale of stock, stock exchanges and stock issuances reduced our ownership and at December 31, 2003 our holdings stood at 728,400 or approximately 4% of the common stock outstanding.


          In the first quarter of 2002, with the sale of Prime Medical shares reducing our ownership to less than 5%, and our chairman and CEO reducing his responsibilities on Prime's Board, we discontinued the use of the equity method and began to account for our Prime Medical investment as an available-for-sale equity security. Prior to discontinuing equity method accounting on March 1, 2002 we recorded equity in Prime Medical's earnings of $186,000. In connection with the sales of Prime Medical shares during the year, we recognized a gain of $64,000 in 2003 and $2,855,000 in 2002. The gains are classified as "Gain on Sale of Investments" in the accompanying consolidated financial statements. Changes in market value of our Prime Medical shares are included in shareholders equity as "accumulated other comprehensive income".


         Prime is an SEC registrant and additional information on the company can be found on the SEC's web site at www.sec.gov.

         On January 1, 1998 we invested approximately $2,078,000 in the convertible preferred stock of Uncommon Care, Inc. and extended notes totaling $4,430,000. Uncommon Care is a developer and operator of Alzheimer's care facilities. We accounted for Uncommon Care using the equity method.

         Recording our share of Uncommon Care's accumulated losses had reduced the carrying value of our investment and our notes to zero by December 31, 2002. Following Uncommon Care's payment default to its senior lender in 2003 we sold our interest for a de minimus amount and wrote off the notes.

         Some of our officers and directors participated in the $2,400,000 line of credit to Uncommon Care. For financial purposes this participation has been treated as a secured borrowing. In the aggregate, these officers and directors contributed approximately $259,000 to fund a 10.8% interest in the loan. They participate in the loan under the same terms as the Company.

         During 2002 we expensed the $230,000 that we advanced under the lines of credit. As this advance represented a funding of Uncommon Care's prior losses, the amount was expensed when advanced and is included in the equity in loss related to this affiliate. Repayments on the line of credit during 2002 were $85,000 and were recorded as deferred income to offset possible future advances.

         During 2003 we decided not to extend any future cash advances to Uncommon Care. Consequently, we took into income cash payments previously received from Uncommon Care. Total cash receipts recorded as equity in earnings of unconsolidated affiliates was $260,000 in 2003.

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

         Our insurance services segment includes financial management for an insurance company that provides professional liability insurance to doctors.

         Corporate is the parent company and derives its income from interest, investments and dividends paid by the other segments.

         Income from the discontinued consulting segment was derived from operations in 2002 and from gains on disposal in 2003.

                                                                                             2003                  2002
                                                                                        -------------        ---------------
OPERATING REVUENUES
  Financial services                                                                     $ 19,623,000          $ 13,623,000
  Insurance services                                                                       10,826,000             9,454,000
  Other                                                                                     2,567,000             1,024,000
                                                                                           ----------           -----------
                                                                                         $ 33,016,000          $ 24,101,000
                                                                                           ==========           ===========
RECONCILIATION TO CONSOLIDATED STATEMENTS OF OPERATIONS:
 Total segment revenues                                                                    33,016,000            24,101,000
  Less: intercompany dividends                                                             (2,567,000)           (1,024,000)
                                                                                          -----------           ------------
    Total Revenues                                                                       $ 30,449,000          $ 23,077,000
                                                                                          ===========           ============

OPERATING INCOME (LOSS):
  Financial services                                                                        3,039,000           $ 1,747,000
  Insurance services                                                                        2,985,000           $ 2,388,000
  Other                                                                                       506,000               (412,000)
                                                                                           ----------            -----------
                                                                                          $ 6,530,000            $ 3,723,000
                                                                                           ==========            ===========
RECONCILIATION TO CONSOLIDATED STATEMENTS OF OPERATIONS:
 Total segment operating profit                                                           $ 6,530,000           $ 3,723,000
   Less: intercompany dividends                                                            (2,567,000)           (1,024,000)
                                                                                           ----------             ----------
     Operating income                                                                       3,963,000             2,699,000
Gain on sale of investments                                                                   127,000             2,855,000
                                                                                           ----------             ----------
Income from continuing operations before interest, income taxes,
  minority interests and equity in gain and loss of unconsolidated affiliates               4,090,000             5,554,000
Interest income                                                                               304,000               372,000
Other loss                                                                                    (38,000)             (158,000)
Interest expense                                                                                7,000                24,000
Income tax expense                                                                          1,640,000             2,283,000

Minority interests                                                                            197,000               261,000
Equity in profit (loss) of affiliates                                                         260,000                (44,000)
                                                                                            ---------             ----------
Income from continuing operations                                                           2,772,000             3,156,000
Net income from discontinued operations, net of income tax                                         --               255,000

Gain on disposal of discontinued operations, net of income tax                                 27,000                    --
                                                                                            ---------             ----------
Net income                                                                                $ 2,799,000           $ 3,411,000
                                                                                            =========             ==========

                                                                   2003                           2002
                                                                ---------                      ----------
          Identifiable assets:
          Financial services                                   $ 4,970,000                   $ 3,727,000
          Insurance services                                     3,965,000                     2,882,000
          Corporate:
          Intangible assets                                      1,627,000                            --
          Investment in available for sale securities            9,626,000                    11,284,000
          Other                                                  5,450,000                     6,265,000
                                                               -----------                    -----------
                                                               $25,638,000                   $24,158,000
                                                               ===========                    ===========

          Capital expenditures:
          Financial services                                      $ 32,000                      $ 24,000
          Insurance Services                                       160,000                        78,000
          Corporate                                                 31,000                        37,000
                                                                  --------                       --------
                                                                 $ 223,000                     $ 139,000
                                                                  ========                       ========

          Depreciation/amortization expenses:
          Financial services                                      $ 31,000                      $ 42,000
          Insurance Services                                        77,000                        55,000
          Corporate                                                 65,000                        73,000
                                                                  --------                       --------
                                                                 $ 173,000                     $ 170,000
                                                                  ========                       ========



         Capital expenditures at our discontinued segment were $96,000 and $15,000 in 2003 and 2002, respectively.

         During the years ended December 31, 2003 and 2002, a single customer represented 36% ($10,826,000) and 41% ($9,454,000) of our consolidated revenues.

         At December 31, 2003 and 2002 we had long-term contracts with that customer and were therefore not vulnerable to the risk of a near-term severe impact from a reasonably possible loss of the revenue. However, should that customer default or be unable to satisfy its contractual obligations, there would be a material adverse effect on our financial condition and results of operations.

         Operating income (loss) is operating revenues less related expenses and is all derived from domestic operations. Identifiable assets are those assets that are used in the operations of each business segment (after elimination of investments in other segments). Corporate assets consist primarily of cash and cash equivalents, notes receivable, investments in available-for-sale securities, investments in affiliates and intangible assets.

(17)     NET INCOME PER SHARE

         Basic income per share are based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares, including options. A reconciliation of income and average shares outstanding used in the calculation of basic and diluted earnings per share from continuing and discontinued operations follows:

                                               For the Year Ended December 31, 2003
                                         ----------------------------------------------------
                                               Income             Shares           Per-Share
                                             (Numerator)       (Denominator)        Amount
                                          --------------      ----------------   ------------
Income from continuing operations            $2,772,000
Discontinued operations, net of tax              27,000
Basic EPS:
Income available to common stockholders       2,799,000           2,207,000          $1.27
Effect of dilutive securities                        --             242,000          =====
                                              ---------           ---------
Diluted EPS:
Income available to common stockholders      $2,799,000           2,449,000          $1.14
                                              =========           =========          =====


                                               For the Year Ended December 31, 2002
                                         ----------------------------------------------------
                                               Income             Shares           Per-Share
                                             (Numerator)       (Denominator)        Amount
                                          --------------      ----------------   ------------

Income from continuing operations            $3,156,000
Discontinued operations, net of tax             255,000
Basic EPS:
Income available to common stockholders       3,411,000           2,227,000          $1.53
Effect of dilutive securities                        --             118,000          =====
                                              ---------           ---------
Diluted EPS:
Income available to common stockholders      $3,411,000           2,345,000          $1.45
                                              =========           =========          =====


         Unexercised employee stock options to purchase 191,250 and 432,000 shares of our common stock for the years ended December 31, 2003 and 2002, respectively, were not included in the computations of diluted EPS because their effect would be antidilutive.

(18)     SHAREHOLDERS' EQUITY

         The following table presents changes in shares outstanding for the period from December 31, 2001 to December 31, 2003:


                                                  Common
                                                  Shares             Treasury
                                                Outstanding           Stock
                                             -----------------------------------

          Balance December 31, 2001              2,745,231           386,000
          Options excercised                        13,000                --
          Treasury stock purchases                      --           238,388
          Treasury stock retirements              (624,388)         (624,388)
                                               -----------          ---------
          Balance December 31, 2002              2,133,843                --
                                               ===========          =========

          Options excercised                       377,800                --
          Treasury stock purchases                      --            56,976
          Treasury stock retirements               (56,976)          (56,976)
                                               -----------          ---------
          Balance December 31, 2003              2,454,667                --
                                               ===========          =========



(19)      QUARTERLY RESULTS (UNAUDITED)

          Quarter to quarter comparisons of results of operations have been and may be materially impacted by bond market conditions and whether or not there are profits at the medical malpractice insurance company which we manage and whose profits we share. We believe that the historical pattern of quarterly sales and income as a percentage of the annual total may not be indicative of the pattern in future years. The following tables set forth selected quarterly consolidated statements of operations information for the years ended December 31, 2003 and 2002:


                                                                    (In thousands, except per share data)
2003                                                    First            Second        Third           Fourth
                                                       Quarter          Quarter        Quarter         Quarter
                                                      ----------       ---------      ---------       ---------
Revenues                                                $ 6,616         $ 6,946       $ 9,047         $ 7,840

Income  from continuing operations                          551             683           731             807

Discontinued operations, net of taxes                        --              --            --              27

Net income                                                  551             683           731             834

Basic net income per share:

From continuing operations                               $ 0.26          $ 0.32        $ 0.34          $ 0.34

Discontinued operations, net of taxes                        --              --            --            0.01

Net income                                               $ 0.26          $ 0.32        $ 0.34          $ 0.35

Diluted income  per share:

From continuing operations                               $ 0.25          $ 0.30        $ 0.31          $ 0.30

Discontinued operations, net of taxes                        --              --            --            0.01

Net income                                               $ 0.25          $ 0.30        $ 0.31          $ 0.31

2002
Revenues                                                $ 5,206         $ 5,442       $ 6,254         $ 6,175

Income from continuing operations                         2,558             335           204              59

Discontinued operations, net of taxes                        44             114            92               5

Net income                                                2,602             449           296              64

Basic net income per share:

From continuing operations                               $ 1.10          $ 0.15        $ 0.09          $ 0.03

Discontinued operations, net of taxes                    $ 0.02          $ 0.05        $ 0.04              --

Net income                                               $ 1.12          $ 0.20        $ 0.13          $ 0.03

Diluted income  per share:

From continuing operations                               $ 1.06          $ 0.14        $ 0.09          $ 0.03

Discontinued operations, net of taxes                    $ 0.02          $ 0.05        $ 0.04              --

Net income                                               $ 1.07          $ 0.19        $ 0.13          $ 0.03



         Results for the first quarter of 2002 include gains on the sale of 1,570,000 shares of Prime Medical common stock totaling $2,802,000 pre-tax. In connection with these sales, we also recognized a portion of the $760,000 gain on sale of real estate related to our 15% interest in Prime. Such gains recognized in the first quarter were approximately $500,000. Results for the fourth quarter of 2002 include an adjustment increasing federal income tax expense by $214,000. This adjustment represents a one-time tax adjustment relating to APS Consulting. Results for the fourth quarter of 2003 include profit sharing with APIE totaling $722,000.

(20)     CONCENTRATION OF CREDIT RISK

         MARKETABLE SECURITIES

         As of December 31, 2003 we owned marketable securities of Prime Medical and Financial Industries Corporation with a combined fair market value of $9,627,000, or approximately 37% of our total assets. An event having a material adverse effect on Prime Medical and/or Financial Industries, and resulting in a devaluation of their securities would also have a material adverse effect on our financial condition and results of operations.

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