Form 10-Q
period 2004-03-31
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 2004-05-10
CIK 724024

=============================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED
                                 MARCH 31, 2004

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

                                                     NUMBER OF SHARES
                                                      OUTSTANDING AT
     TITLE OF EACH CLASS                               April 26, 2004
     --------------------                            ----------------
Common Stock, $.10 par value                             2,504,467

=============================================================================

                                     PART I

                              FINANCIAL INFORMATION

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(In thousands, except per share data)

Item 1 - Financial Statements
                                                    Three Months Ended March 31,
                                                     2004                 2003
                                                   --------              ------
Revenues:
Financial services                                  $3,832               $4,035
Insurance services                                   3,458                2,556
                                                    ------               ------

   Total revenues                                    7,290                6,591

Expenses:
Financial services                                   3,241                3,340
Insurance services                                   2,622                1,972
General and administrative                             513                  426
Gain on sale of assets                                 (12)                  (2)
                                                    ------                -----

   Total expenses                                    6,364                5,736
                                                    ------                -----

Operating income                                       926                  855
Gain on sale of investments (Note 4)                    27                   15
Gain on forgivenes of debt (Note 5)                     63                    -
                                                    ------                -----

Income from continuing operations before
 interest, income taxes and minority interest        1,016                  870

Interest income                                         83                   94
Other loss                                              (8)                   -
Interest expense                                         -                    1
Income tax expense                                     397                  346
Minority interests                                       -                   65
                                                    ------                -----


    Net income                                        $694                 $552
                                                    ======                =====



See accompanying notes to condensed consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, continued
                                   (Unaudited)

(In thousands, except per share amounts)
                                                     Three Months Ended
                                                          March 31,
                                                    -----------------------
                                                    2004              2003
                                                   ------            ------
Net income per common share

Basic:
   Income from operations                          $ 0.28            $ 0.26
                                                   ------            ------
       Net income                                  $ 0.28            $ 0.26
                                                   ======            ======

Diluted:
   Income from operations                          $ 0.25            $ 0.25
                                                   ------            ------
       Net income                                  $ 0.25            $ 0.25
                                                   ======            ======

Basic weighted average shares
    outstanding                                     2,473             2,132
                                                   ======            ======

Diluted weighted average
    shares outstanding                              2,769             2,228
                                                   ======            ======




See accompanying notes to condensed consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


(In thousands)

                                                                                    March 31,             December 31,
                                                                                      2004                    2003
                                                                                   -----------          -------------
ASSETS                                                                             (Unaudited)

Current Assets:
  Cash and cash equivalents                                                           $9,161                 $8,989
  Trading account securities                                                             110                     67
  Notes receivable                                                                       150                     16
  Management fees and other receivables                                                  175                  1,079
  Deposit with clearing organization                                                     500                    500
  Receivable from clearing organization                                                   67                     67
  Income tax receivable                                                                  997                  1,678
  Net deferred income taxes                                                               79                    532
  Prepaid expenses and other current assets                                              884                    565
                                                                                  -----------             ----------
      Total current assets                                                            12,123                 13,493


Notes receivable, less current portion                                                   298                    436
Property and equipment, net                                                              364                    378
Investment in available-for-sale equity securities (Note 6)                            8,984                  8,729
Investment in available-for-sale fixed income securities                                 921                    897
Goodwill                                                                               1,247                  1,257
Other assets                                                                             421                    448
                                                                                  -----------             ----------

Total Assets                                                                        $ 24,358               $ 25,638
                                                                                  ===========             ==========






See accompanying notes to condensed consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


(In thousands, except share data)

                                                                                    March 31,             December 31,
                                                                                      2004                   2003
                                                                                 --------------        ---------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                               (Unaudited)

Current liabilities:
  Accounts payable - trade                                                              $253                   $201
  Payable to clearing broker                                                             121                     67
  Accrued incentive compensation                                                         484                  2,716
  Accrued expenses and other liabilities (Note 7)                                      1,386                  1,485
  Deferred gain (Note 4)                                                                 487                    487
                                                                                     ---------              ---------

      Total current liabilities                                                        2,731                  4,956

Payable under loan participation agreements                                              121                    259
Deferred income tax liability                                                            169                    146
Deferred gain (Note 4)                                                                 1,037                  1,171
                                                                                     ---------              ---------

      Total liabilities                                                                4,058                  6,532

Minority interests                                                                         1                     --
Contingencies ( Note 3)

Shareholders' Equity:
  Preferred stock, $1.00 par value, 1,000,000
    shares authorized, none issued or outstanding                                         --                     --
  Common stock, $0.10 par value, shares authorized 20,000,000;
    2,480,467 and 2,454,667 issued and outstanding at 03/31/04
    and 12/31/03, respectively                                                           248                    245
  Additional paid-in capital                                                           7,055                  6,918
  Retained earnings                                                                   13,067                 12,314
  Accumulated other comprehensive loss, net of taxes                                     (71)                  (371)
                                                                                     ---------              ---------

      Total shareholders' equity                                                      20,299                 19,106
                                                                                     ---------              ---------

Total Liabilities and Shareholders' Equity                                           $24,358                $25,638
                                                                                     =========              =========


See accompanying notes to condensed consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Three Months Ended March 31,
                                                                                             2004                 2003
                                                                                           -------              -------
Cash flows from operating activities:
     Net Income                                                                              $ 694                $ 552

     Adjustments to reconcile net income to cash used in operating activities:
           Depreciation and amortization                                                        76                   50
           Forgiveness of debt and other                                                       (59)                  41
           Minority interest in consolidated earnings                                           --                  239
           Gain on sale of assets                                                             (122)                (124)
           Loss (gain) on sale of investment                                                   (12)                  19
           Provision for bad debt                                                               --                   21
     Changes in operating assets and liabilities:
           Trade receivables                                                                    --                 (198)
           Trading account securities                                                          (43)                  --
           Income tax receivable                                                               822                  393
           Deferred income tax                                                                 476                   53
           Receivable from clearing organization                                                54                   10
           Management fees & other receivables                                                 904                   20
           Prepaid expenses & other assets                                                    (318)                  29
           Deferred income                                                                    (122)                  --
           Trade accounts payable                                                               52                  (15)
           Accrued expenses & other liabilities                                             (2,409)              (1,201)
                                                                                            -------              -------
              Net cash used in operating activities                                             (7)                (111)

Cash flows from investing activities:
     Capital expenditures                                                                      (30)                 (58)
     Proceeds from the sale of available-for-sale equity
        and fixed income securities                                                            207                   --
     Purchase of available-for-sale equity securities                                           --                 (812)
     Proceeds from the sale of an investment                                                    --                  612
     Funds loaned to others                                                                     --                 (150)
     Collection of notes receivable                                                             --                  129
     Other                                                                                      --                   44
                                                                                           -------               -------
              Net cash provided by (used in)  investing activities                             177                 (235)

Cash flows from financing activities:
     Exercise of stock options                                                                   2                   --
     Purchase and cancellation of treasury stock                                                --                  (14)
                                                                                           -------               -------
              Net cash provided by (used in) financing activities                                2                  (14)

Net change in cash and cash equivalents                                                      $ 172               $ (360)

Cash and cash equivalents at beginning of period                                             8,989                6,691
                                                                                           -------               -------
Cash and cash equivalents at end of period                                                 $ 9,161              $ 6,331
                                                                                           =======              ========


     See accompanying notes to condensed consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS
               For the three months ended 2003 and March 31, 2004

(In thousands)

                                                                                           Accumulated
                                                Additional                                    Other                       Total
                                      Common     Paid-In     Retained    Comprehensive    Comprehensive      Treasury  Shareholders'
                                      Stock      Capital     Earnings    Income (loss)    Income (loss)       Stock       Equity
                                    ------------------------------------------------------------------------------------------------
Balance December 31, 2002 (audited)  $ 213     $ 5,584       $ 9,515                         $ 1,830           $ --      $ 17,142
                                    ------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                           --           --           552           $ 552              --             --           552
  Other comprehensive income:
    Unrealized loss on  securities,
    net of taxes of $710               --           --            --            (678)           (678)            --          (678)
                                                                                ------
Comprehensive loss                     --           --            --          $ (126)             --             --            --
                                                                              ========
Treasury stock purchase                --           --            --                              --            (14)          (14)
Cancelled treasury stock               --                        (14)                             --             14            --
                                    ------------------------------------------------------------------------------------------------
Balance March 31, 2003 (unaudited)  $ 213      $ 5,584       $10,053           $ --          $ 1,152           $ --      $ 17,002
                                    ================================================================================================


Balance December 31, 2003 (audited) $ 245      $ 6,918      $ 12,314           $ --           $ (371)          $ --      $ 19,106
                                    ------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                           --           --           694          $ 694               --             --           694
  Other comprehensive income:
    Unrealized gain on  securities,
    net of taxes of $155               --           --            --            300               300            --           300
                                                                                ----

Comprehensive income:                  --           --            --          $ 994                --            --            --
                                                                               ======
Stock options exercised                 3          137            --                               --            --           140
Forgiveness of Uncommon Care Debt      --           --            60                               --            --            60
                                    ------------------------------------------------------------------------------------------------
Balance March 31, 2004 (unaudited)  $ 248      $ 7,055       $13,067          $ --              $ (71)         $ --      $ 20,299
                                    ================================================================================================







See accompanying notes to condensed consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


1. GENERAL

         The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements for the three months ended March 31, 2004 and 2003 reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Such adjustments consist of only items of a normal recurring nature. These consolidated financial statements have not been audited by our independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

         The notes to consolidated financial statements appearing in our Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities Exchange Commission should be read in conjunction with this Quarterly Report on Form 10-Q. There have been no significant changes in the information reported in those notes other than from normal business activities.

         Certain reclassifications have been made to amounts in prior periods to be consistent with the 2004 presentation.


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

4. GAIN RECOGNITION

         During the three months ended March 31, 2004, we received proceeds of approximately $207,000 and recognized a gain of $27,000 resulting from the sale of approximately 36,000 shares of available-for-sale equity securities.

         Additionally, during the three months ended March 31, 2004, we recognized $122,000 of deferred gain related to the November 2001 sale and subsequent leaseback of real estate to Prime Medical. Due to our continuing involvement in the property, we deferred recognizing approximately $2,400,000 of the approximately $5,100,000 gain and are recognizing it in earnings, as a reduction of rent expense, monthly through November 2006. A total of $1,300,000 remains to be recognized in the coming thirty-two months. In addition, 15% of the gain ($760,000) related to our then 15% ownership in the purchaser, was deferred. As our ownership percentage in Prime declines through our sales of Prime common stock, we recognize these gains proportionately to our reduction of our interest in Prime. During the first three months of 2004, we recognized $12,000 of these deferred gains, leaving a balance of approximately $224,000 remaining to be recognized.


5. GAIN ON FORGIVENESS OF DEBT

         We recorded $63,000 in the first quarter of 2004 as gain on forgiveness of debt. This represents that amount of liability that was released in the quarter by participants in our loan to this affiliate, net of $15,000 interest due them from prior period payments made by Uncommon Care. Due to poor operating results, Uncommon Care was in default and not making scheduled payments under its loan agreement with us in which the participations had been sold. As a result, the loan participants released us from any obligations under the participation agreements. That portion of the releases entered into with related parties, totaling $60,000, was taken directly into equity. The effect of these transactions on our balance sheet for the period ended March 31, 2004 was to reduce the long-term liability account, "Payable under loan participation agreements", by $138,000.


6. INVESTMENT IN AVAILABLE-FOR-SALE EQUITY SECURITIES

         On June 4, 2003 we purchased from Financial Industries Corporation ("FIC")(NASDAQ: FNIN) and a foundation 339,879 shares of FIC's common stock as an investment. The purchase price was approximately $5,000,000, which was all sourced from our cash reserves. Earlier in 2004 we had purchased 45,121 FIC shares in the open market. The 385,000 shares represents an approximate 4% ownership in FIC. The shares purchased from FIC and the foundation are not registered, but are subject to a registration rights agreement requiring FIC's best efforts to register them within one year of the transaction. We have classified all of these shares as securities available-for-sale and have recorded changes in their value, net of tax, in our balance sheet as part of Accumulated Other Comprehensive Income (Loss). A material decline in the value of this investment could have a material effect in our financial condition and results of operations.

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


7. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consists of the following:

                                      March 31              December 31
                                        2004                   2003
                                     (Unaudited)
                                     -----------            -----------
Commissions payable                  $  920,000             $  964,000
Taxes payable                           170,000                116,000
Vacation                                158,000                158,000
401(k) plan matching                     70,000                121,000
Other                                    68,000                126,000
                                      ----------             -----------
                                     $1,386,000             $1,485,000
                                      ==========             ===========


8. NET INCOME PER SHARE

         Basic income per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted income per share reflect dilution from all contingently issuable shares, such as options and convertible debt. A reconciliation of earnings and weighted average shares outstanding used in the calculation of basic and diluted earnings per share from operations follows:
                                   For the Three Months Ended March 31, 2004
                                  --------------------------------------------
                                     Income           Shares         Per Share
                                  (Numerator)      (Denominator)      Amount
                                  -----------      -------------     ----------

Income from operations             $ 694,000

Basic EPS
 Income available to
     common stockholders             694,000          2,473,000        $0.28
                                                                        =====

Diluted EPS
  Effect of dilutive securities           --            296,000
                                    ----------        ----------

  Income available to
    common stockholders and
    assumed conversions            $ 694,000          2,769,000        $0.25
                                    ==========        ==========        =====

                                    For the Three Months Ended March 31, 2003
                                   -------------------------------------------
                                     Income            Shares         Per Share
                                   (Numerator)      (Denominator)       Amount
                                   ----------       ------------      ---------

Income from operations             $ 552,000

Basic EPS
  Income available to                552,000           2,132,000       $ 0.26
    common stockholders                                                ======


Diluted EPS
  Effect of dilutive securities          --               96,000
                                   ---------           ----------

  Income available to common
    stockholders and assumed
    conversions                    $ 552,000           2,228,000       $ 0.25
                                   ==========          ==========      ======


         Unexercised employee stock options to purchase zero and 575,000 shares of the Company's common stock as of March 31, 2004 and 2003, respectively, were not included in the computations of diluted EPS because the effect would be antidilutive as their exercise price exceeds the average stock price during the period.

9.    Segment Information

The Company's segments are distinct by type of service provided. Comparative financial data for the three month periods ended March 31, 2004 and 2003 are shown as follows:

                                                Three months ended March 31,
                                                2004                  2003
                                             -----------          ------------
    Operating Revenue:
        Financial services                   $ 3,832,000          $ 4,035,000
        Insurance services                     3,458,000            2,556,000
        Corporate                              1,600,000                   --
                                             ------------         ------------
             Total Segment Revenues          $ 8,890,000          $ 6,591,000
                                             ============         ============

    Reconciliation to Consolidated
      Statement of Operations:
        Total segment revenues               $ 8,890,000         $ 6,591,000
        Less: Intercompany dividends          (1,600,000)                 --
                                             ------------        ------------
             Total Revenues                  $ 7,290,000         $ 6,591,000
                                             ============        ============

        Operating Income
        Financial services                     $ 591,000          $  695,000
        Insurance services                       836,000             584,000
        Corporate                               (501,000)           (424,000)
                                               ----------         -----------
    Total segments operating income              926,000             855,000

    Gain on sale of investments                   27,000              15,000
    Gain on forgiveness of debt                   63,000                  --
                                               ----------         -----------

    Income from operations before interest,
      income taxes and minority interest       1,016,000             870,000

    Interest income                               83,000              94,000
    Other loss                                    (8,000)                 --
    Interest expense                                  --               1,000
    Income tax expense                           397,000             346,000
    Minority interest                                 --              65,000
                                                ---------          ----------

    Net income                                 $ 694,000           $ 552,000
                                               =========           =========

10. SALE OF APS CONSULTING

         Effective November 1, 2003, APS Consulting was able to obtain third party financing and repay their note payable to us in exchange for our agreeing to discount the note by $35,000. We provided no guarantees or credit enhancements in connection with APS Consulting securing this financing. Accordingly, we no longer have a risk of loss related to these operations and have recognized the transaction as a divestiture. As a result, we ceased consolidation of APS Consulting financial statements effective November 1, 2003. Our consolidated statements of operations for the three months ended March 31, 2003 have been adjusted to reflect this divestiture. Specifically, revenues of $899,000 have been reversed, expenses of $626,000 have been reversed, and the operating profit of $273,000 was reversed from federal income taxes and minority interest. There was no change to the net income as of March 31, 2003 as a result of these reversals because prior to the disposal transaction, we consolidated the division's operations, but recognized a 100% minority interest in its earnings. As the division had earnings in the prior period presented, there were no earnings attributable to discontinued operations, after adjustments made to reclassify its revenue, expenses and the related minority interest.



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

                                                    Three Months Ended March 31,

                                                       2004              2003
                                                       ----              ----

   Net Income as reported                            $694,000          $552,000

   Deduct: Total additional stock-based employee
     compensation expense determined under
     fair value based method for all awards,
     net of related tax effects                       (86,000)          (59,000)
                                                     ---------         ---------
   Pro forma net income                              $608,000          $493,000
                                                     =========         =========
   Net income per share

          Basic - as reported                          $ 0.28            $ 0.26
                                                       ======            ======
          Basic - pro forma                            $ 0.25            $ 0.23
                                                       ======            ======
          Diluted - as reported                        $ 0.25            $ 0.25
                                                       ======            ======
          Diluted - pro forma                          $ 0.22            $ 0.22
                                                       ======            ======

12. RECENT ACCOUNTING PRONOUNCEMENTS

         In March 2004, the Financial Accounting Standards Board ("FASB") issued an exposure draft entitled "Share-Based Payment, an Amendment of FASB Statements No. 123 and 95." This proposed statement addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally would require instead that such transactions be accounted for using a fair-value-based method. As proposed, this statement would be effective for the Company on January 1, 2005. We are currently unable to determine what effect this statement will have on our financial position or results of operations.

       ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

         Our statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions or strategies regarding the future. You should not place undue reliance on forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those in the forward-looking statements. In addition to any risks and uncertainties specifically identified in the text surrounding the forward-looking statements, you should consult our reports on Forms 10-KSB and our other filings under the Securities Act of 1933 and the Securities Exchange Act of 1934, for factors that could cause our actual results to differ materially from those presented.

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

     INSURANCE SERVICES. Through Insurance Services we provide management and agency services to medical malpractice insurance companies through the following subsidiary:

o FMI. APS Facilities Management, Inc., dba APMC Insurance Services, Inc., or FMI, provides management and administrative services to APIE, a regional insurance exchange that sells medical professional liability insurance only to its physician subscribers, who pay annual insurance premiums and surplus contributions to APIE. APIE is governed by a physician board of directors. Pursuant to a management agreement and the direction of this board, FMI manages and operates APIE, including performing policy issuance, claims investigation and settlement, and all other management and operational functions. As a management fee, FMI receives a percentage of APIE's earned premiums and a portion of APIE's profit, subject to a cap based on premium levels. We recognize revenues for the management fee portion based on a percentage of earned premium on a monthly basis, and we recognize revenues for the management fee portion based on profit sharing when it is reasonably certain the managed company will have an annual profit, generally in the fourth quarter. FMI's assets are not subject to APIE policyholder claims.

         In addition, as of March 31, 2004, we have the following significant investments accounted for as available-for-sale securities: (1) we own approximately 693,000 shares of Prime Medical common stock, representing approximately 4% of its outstanding common stock, and (2) we own 385,000 shares of Financial Industries Corporation, representing approximately 4% of its outstanding common stock. We account for these investments as available-for-sale securities, which means they are reflected on our consolidated balance sheets at fair value, and fluctuations in fair value are recognized as unrealized gains or losses excluded from earnings and reported as a separate component of stockholders' equity, net of income taxes.



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

         Effective November 1, 2003, our former consulting subsidiary, APS Consulting, paid off the negotiated remainder of the note due us, allowing us to cease accounting for them as a variable interest entity. Consequently, we have reclassified the first quarter, 2003 income statement and balance sheets to reflect the disposition of APS Consulting.



RESULTS OF OPERATIONS

REVENUES

     Revenues from operations increased $699,000 (11%) in the three months ended March 31, 2004 compared to the same period in 2003. Our income from continuing operations before interest, income taxes and minority interest increased $146,000 (17%) to $1,016,000 in the current quarter from $870,000 in first three months of 2003. Our net income increased $142,000 (26%) in the current quarter to a total of $694,000 compared to net earnings of $552,000 in the first three months of 2003. Our diluted net income per share remained the same at $0.25 in the current quarter and the first three months of 2003 even though our weighted average of diluted shares outstanding increased 541,000 shares between the two periods. The reasons for these changes are described below.

FINANCIAL SERVICES

         Our financial services revenues decreased $203,000 (5%) in the first three months of 2004 compared to the same period in 2003. The decrease was due to lower commission revenues at APS Financial, the broker/dealer division of our financial services segment. APS Financial derives most of its revenue from trading in the fixed income market, both in investment and non-investment securities. Although the treasury market generally continued to trade strong in the first quarter of 2004, customers may have been skeptical about the sustainability of these historically low levels of interest rates as several signs of an economic recovery became more evident. Additionally, the predominant thinking about the high yield market was that it was richly valued. Therefore, many of our customers remained cautious or on the sidelines, reducing their level of trading.

         Our financial services expense decreased $99,000 (3%) in the first three months of 2004 compared to the same period in 2003. The primary reason for the current year decrease is a $173,000 (54%) decrease in incentive compensation costs, which are down as a result of lower profits and higher minimum performance criteria placed upon management at APS Financial for 2004. Payroll related benefit costs were up $21,000 (8%) in 2004 as a result of higher payroll taxes and retirement benefits resulting from higher incentive compensation earned in 2003, but paid out in March, 2004. Partially offsetting these increases were relatively minor current year decreases in ticket charges, information services, professional fees, depreciation and advertising costs. Information services increased $14,000 (16%) because of rate increases on existing services as well as the addition of a new research service.



INSURANCE SERVICES

         Our insurance services revenues from our premium-based insurance management segment, APS Insurance Services, increased $902,000 (35%) in the first three months of 2004 compared to the same period in 2003. The primary reason for the current quarter increase is a $537,000 (66%) increase in pass-through commissions earned by third party agents resulting from approximately $4.8 million in additional written premium this quarter compared to the first quarter of 2003. Net income is not affected by outside sales commissions as these agents are paid commissions equivalent to the revenue earned. Further contributing to the 2004 increase in revenues was a $228,000 (13%) increase in management fees resulting from an increase in earned premium of approximately $1.8 million for the quarter. Lastly, our risk management fees earned increased $106,000 (247%) in the current quarter compared to the same period in 2003 as a result of a greater number of doctor groups receiving this service as well as an increase in the rate charged.

         Insurance services expenses increased $650,000 (33%) in the first three months of 2004 compared to the same period in 2003. The current year increase is primarily due to the above-mentioned $537,000 increase in third party commissions paid. In addition, salaries expense was $53,000 (8%) higher in the current quarter as a result of personnel additions, including a high-level management position to help meet our growing financial reporting requirements, as well as normal annual merit raises. Also, depreciation and amortization expense increased $37,000 (167%) in the current quarter primarily as a result of amortizing the non-compete agreement that was created upon the repurchase of the 20% minority interest in October, 2003. Partially offsetting these increases were current quarter decreases in advertising, management incentive and professional fees. Advertising declined $23,000 (79%) as a result of re-branding efforts of the business in the first quarter of 2003. Management incentive costs were $16,000 (12%) lower in 2004 as a result of reversing a slight over-accrual of 2003 costs in the current quarter. Lastly, professional fees declined $14,000 (44%) in 2004 as a result of data software consulting fees incurred in the first quarter of 2003.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased $87,000 (20%) in the first three months of 2004 compared to the same period in 2003. Management incentive expense was $68,000 (88%) higher in the current quarter as the monthly accrual has been raised in order to better match anticipated annual earnings. The majority of last year's management incentive costs were expensed in the latter half of 2003 as it was not until then that we were able to more accurately estimate 2003 earnings. In addition, payroll taxes were $16,000 (65%) higher in the current quarter as a result of taxes paid on management incentive payments disbursed in 2004. Partially offsetting these increases was a $23,000 (99%) decrease in legal fees, the result of non-recurring legal consulting fees incurred in 2003 in connection with our investment in Financial Industries.



GAIN ON SALE OF ASSETS

         Gain on sale of assets primarily represents the recognition of deferred income. Approximately $760,000 of the $5,100,000 deferred gain on the sale of real estate to Prime Medical in 2001 was due to our ownership interest in Prime and is recognized upon the reduction of our ownership percentage in Prime Medical through the sale of its stock. In the first three months of 2004, we recognized about $12,000 from the sale of Prime Medical common stock versus a gain of $2,000 in the same period of 2003.



GAIN ON SALE OF INVESTMENTS

         Gain on the sale of investments increased $12,000 (80%) in the first three months of 2004 compared to the same period in 2003. The current year increase was due to the sale of an increased number of available-for-sale equity securities in 2004 than were sold in the first three months of 2003.



GAIN ON FORGIVENESS OF DEBT

                  We recorded $63,000 in the first quarter of 2004 as a gain on forgiveness of debt. This represents that amount of liability that was released in the quarter by participants in our loan to this affiliate, net of $15,000 in expenses associated with these releases. Due to poor operating results, Uncommon Care was in default and not making scheduled payments under its loan agreement with us in which the participations had been sold. As a result, the loan participants released us from any obligations under the participation agreements. That portion of the releases entered into with related parties, totaling $60,000, was taken directly into equity. The effect of these transactions on our balance sheet for the period ended March 31, 2004 was to reduce the long-term liability account, "Payable under loan participation agreements", by $138,000.

INTEREST INCOME

     Our interest income decreased $11,000 (12%) in the first three months of 2004 compared to the same period in 2003 primarily as a result of a higher balance of interest-bearing securities held in 2003. In June 2003, we liquidated approximately $4.0 million in interest-bearing securities in order to secure the funds required to invest in 385,000 shares of Financial Industries common stock.

OTHER LOSS

     Our other loss of $8,000 in the first quarter of 2004 represents inventory losses at APS Financial totaling $29,000 partially offset by management fees received from our former consulting division totaling $21,000. In the same period in 2003, management fees from our former consulting division were eliminated from earnings since they were still regarded as a variable interest entity of ours and, as such, fees paid by them to us were eliminated as an inter-company item.

MINORITY INTERESTS

     During the first three months of 2003, minority interests represented the combination of two outside interests in subsidiaries of the Company: a twenty percent interest in Insurance Services owned by FPIC Insurance Group, Inc. and a three percent interest in APS Asset Management, a subsidiary of the financial services subsidiary of the Company (APS Investment Services), owned by key individuals within APS Asset Management. Minority interests decreased in the current year due to the repurchase of the 20% minority interest in Insurance Services from the minority interest holder, FPIC Insurance Group effective October 1, 2003.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

     Our net working capital was $9,392,000 and $8,537,000 at March 31, 2004 and December 31, 2003, respectively. The increase in the current year was due in part to cash received from the sale of equity securities. In addition, non-cash changes to current assets from long-term assets also affected working capital. Historically, we have maintained a strong working capital position and, as a result, we have been able to satisfy our operational and capital expenditure requirements with cash generated from our operating and investing activities. These same sources of funds have also allowed us to pursue investment and expansion opportunities consistent with our growth plans. Although there can be no assurance our operating activities will provide positive cash flow in 2004, we are optimistic that our working capital requirements will be met for the foreseeable future for the following reasons: (1) our current cash position is very strong, with a balance of approximately $9.2 million comprising 38 percent of our total assets; (2) our investments in available-for-sale equity and fixed income securities could provide an additional $9.9 million should the need arise, although at March 31, 2004, a liquidation of these investments would have caused a loss of $71,000 to be realized; (3) we expect federal income tax refunds during the second half of 2003 totaling $1 million; and (4) we established a line of credit in November 2003 that is described below.

LINE OF CREDIT

         During November 2003, we established a $3.0 million line of credit with PlainsCapital Bank. The loan calls for interest payments only to be made on any amount drawn until April 15, 2004, when the entire amount of the note, principal and interest then remaining unpaid, shall be due and payable. We have since renewed this line of credit for a period of one year following the April 15, 2004 maturity date. At March 31, 2004, there were no draws taken against this line of credit. We are in compliance with the covenants of the loan agreement, including requirements for a minimum of $5.0 million of unencumbered liquidity and a minimum 2 to 1 debt to worth ratio.



CAPITAL EXPENDITURES

         Our capital expenditures for equipment were $30,000 in the first quarter of 2004. We expect capital expenditures in 2004 to be approximately $375,000, including $200,000 in improvements to our reporting software. Our 2004 capital expenditure budget is expected to be funded through cash on hand.



ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS


         In March 2004, the Financial Accounting Standards Board ("FASB") issued an exposure draft entitled "Share-Based Payment, an Amendment of FASB Statements No. 123 and 95." This proposed statement addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally would require instead that such transactions be accounted for using a fair-value-based method. As proposed, this statement would be effective for the Company on Jaunary 1, 2005. We are currently unable to determine what effect this statement will have on our financial position or results of operations.

Item 3.

                             CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, and under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of these disclosure procedures. Based on this evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance of achieving management's desired controls and procedures objectives.

         There have been no changes in internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

         As part of a continuing effort to improve our business processes we are evaluating our internal controls and may update certain controls to accommodate any modifications to our business processes or accounting procedures.

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


Item 2.  CHANGES IN SECURITIES
         ---------------------
         For the three months ended March 31, 2004, we issued 25,800 shares of common stock upon exercise of options. The result of these exercisings of stock options was an increase to common stock by $2,600 and an increase to paid-in capital by $77,000, excluding income tax benefits to the Company.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------
         (a)  Exhibits

                31.1     Section 302 Certification of Chief Executive Officer
                31.2     Section 302 Certification of Chief Financial Officer

                32.1     Section 906 Certification of Chief Executive Officer
                32.2     Section 906 Certification of Chief Financial Officer


         (b)  Reports on Form 8-K.

                           Report filed March 30, 2004 concerning the press
                  release reporting year-end 2003 results of operations and financial condition.