Form 10-Q
period 2004-06-30
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 2004-08-06
CIK 724024

===========================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE PERIOD ENDED JUNE 30, 2004

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

                                                NUMBER OF SHARES
                                                 OUTSTANDING at
     TITLE OF EACH CLASS                          JULY 22, 2004
     --------------------                       ----------------
Common Stock, $.10 par value                        2,583,588

============================================================================

                                     PART I

                              FINANCIAL INFORMATION

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(In thousands, except per share data)

Item 1 - Financial Statements

                                                           Three Months Ended June 30,           Six Months Ended June 30,
                                                            2004             2003                 2004              2003
                                                           -------          ------               ------            ------
Revenues:
Financial services                                         $4,227           $4,801               $8,059            $8,836
Insurance services                                          3,068            2,168                6,526             4,724
                                                           ------           ------               ------             -----

   Total revenues                                           7,295            6,969               14,585            13,560

Expenses:
Financial services                                          3,660            4,063                6,901             7,403
Insurance services                                          2,380            1,703                5,002             3,675
General and administrative                                    555              458                1,068               884
Gain on sale of assets                                        (44)              (6)                 (56)               (8)
                                                            -----            -----                 ----               ---

   Total expenses                                           6,551            6,218               12,915            11,954
                                                            -----            -----               -------           ------

Operating income                                              744              751                1,670             1,606
Gain on sale of investments (Note 4)                          218               74                  245                89
Gain on forgivenes of debt (Note 5)                            12                -                   75                 -
                                                            -----            -----                -----             -----

Income from continuing operations before interest,
  income taxes and minority interest                          974              825                1,990             1,695

Interest income                                                72               76                  155               170
Other income (loss)                                            26              (22)                  18               (22)
Interest expense                                                2                1                    2                 2
Income tax expense                                            381              387                  778               733
Minority interests                                              -               42                    -               107
Equity in earnings of unconsolidated affiliates                 -              235                    -               235
                                                            -----             -----                ----              ----

    Net income                                               $689             $684               $1,383             $1,236
                                                            =====             =====              =======            ======


See accompanying notes to condensed consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, continued
                                   (Unaudited)

(In thousands, except per share amounts)

                                   Three Months Ended        Six Months Ended
                                        June 30,                 June 30,
                                    2004       2003          2004         2003
                                    ----       ----          ----         ----
Net income per common share

Basic:

  Income from operations           $ 0.28     $ 0.32         $ 0.56      $ 0.58
                                     ----       ----           ----        ----
    Net income                     $ 0.28     $ 0.32         $ 0.56      $ 0.58
                                     ====       ====           ====        ====
Diluted:

  Income from operations           $ 0.25     $ 0.30         $ 0.49      $ 0.55
                                     ----       ----           ----        ----
    Net income                     $ 0.25     $ 0.30         $ 0.49      $ 0.55
                                     ====       ====           ====        ====
Basic weighted average shares
    outstanding                     2,505      2,138          2,489       2,134
                                    =====      =====          =====       =====
Diluted weighted average
    shares outstanding              2,791      2,269          2,802       2,247
                                    =====      =====          =====       =====



See accompanying notes to condensed consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


(In thousands)
                                               June 30,           December 31,
                                                 2004                 2003
                                               ---------          ----------
ASSETS                                        (Unaudited)

Current Assets:
 Cash and cash equivalents                      $7,269               $8,989
 Trading account securities                         86                   67
 Notes receivable                                  462                   16
 Management fees and other receivables             886                1,079
 Deposit with clearing organization                660                  500
 Receivable from clearing organization              69                   67
 Income tax receivable                           1,454                1,678
 Net deferred income taxes                         193                  532
 Prepaid expenses and other current assets         776                  565
                                                ------               -------
    Total current assets                        11,855               13,493


Notes receivable, less current portion             318                  436
Property and equipment, net                        554                  378
Investment in available-for-sale equity
  securities (Note 6)                            8,377                8,729
Investment in available-for-sale fixed
  income securities (Note 7)                     2,688                  897
Goodwill                                         1,247                1,257
Other assets                                       392                  448
                                                ------               -------

Total Assets                                  $ 25,431             $ 25,638
                                              ========             =========







See accompanying notes to condensed consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


(In thousands, except share data)

                                                                                        June 30,              December 31,
                                                                                          2004                   2003
                                                                                      --------------        ---------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                                   (Unaudited)

Current liabilities:
  Accounts payable - trade                                                                     $187                   $201
  Payable to clearing broker                                                                     86                     67
  Accrued incentive compensation                                                              1,192                  2,716
  Accrued expenses and other liabilities (Note 8)                                             1,534                  1,485
  Deferred gain (Note 4)                                                                        488                    487
                                                                                            -------               --------

      Total current liabilities                                                               3,487                  4,956

Payable under loan participation agreements                                                     109                    259
Deferred income tax liability                                                                    62                    146
Deferred gain, net of current portion (Note 4)                                                  871                  1,171
                                                                                             -------               --------

      Total liabilities                                                                       4,529                  6,532

Minority interests                                                                               --                     --
Contingencies ( Note 3)

Shareholders' Equity:
  Preferred stock, $1.00 par value, 1,000,000
    shares authorized, none issued or outstanding                                                --                     --
  Common stock, $0.10 par value, shares authorized 20,000,000;
    2,539,688 and 2,454,667 issued and outstanding at 06/30/04
    and 12/31/03, respectively                                                                  254                    245
  Additional paid-in capital                                                                  7,192                  6,918
  Retained earnings                                                                          13,756                 12,314
  Accumulated other comprehensive loss, net of taxes                                           (300)                  (371)
                                                                                             -------               --------

      Total shareholders' equity                                                             20,902                 19,106
                                                                                             -------               --------

Total Liabilities and Shareholders' Equity                                                  $25,431                $25,638
                                                                                            ========               ========


See accompanying notes to condensed consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                           Six Months Ended June 30,
                                                                                        --------------------------------
                                                                                            2004                 2003
                                                                                        -----------           ---------

Cash flows from operating activities:

     Net Income                                                                            $ 1,383              $ 1,236

     Adjustments to reconcile net income to cash used in operating activities:

           Depreciation and amortization                                                       151                  114
           Forgiveness of debt and other                                                       (53)                  83
           Minority interest in consolidated earnings                                           --                  537
           Undistributed gain of affiliates                                                     --                 (235)
           Gain on sale of assets                                                             (245)                (252)
           Gain on sale of investment                                                          (56)                 (89)
           Provision for bad debt                                                               20                    6
     Changes in operating assets and liabilities:
           Trade receivables                                                                    --                 (151)
           Trading account securities                                                          (19)                  30
           Income tax receivable                                                               224                  222
           Deferred income tax                                                                 218                  113
           Receivable from clearing organization                                              (143)                   7
           Management fees & other receivables                                                 193                  253
           Prepaid expenses & other assets                                                    (210)                  82
           Deferred income                                                                    (244)                  --
           Trade accounts payable                                                              (14)                (202)
           Accrued expenses & other liabilities                                             (1,491)                (492)
                                                                                            -------              -------
              Net cash used in operating activities                                           (286)               1,262

Cash flows from investing activities:

     Capital expenditures                                                                     (267)                (185)
     Proceeds from the sale of available-for-sale equity
        and fixed income securities                                                          1,116                4,038
     Purchase of available-for-sale equity securities                                       (2,196)              (5,697)
     Receipts from affiliates                                                                   --                  150
     Funds loaned to others                                                                   (370)                (150)
     Collection of notes receivable                                                             --                  263
                                                                                            -------              -------
              Net cash provided by (used in)  investing activities                          (1,717)              (1,581)


Cash flows from financing activities:

     Exercise of stock options                                                                 693                   80
     Purchase and cancellation of treasury stock                                              (410)                 (89)
     Distribution to minority interest                                                          --                 (190)
                                                                                            -------               -------
              Net cash provided by (used in) financing activities                              283                 (199)


Net change in cash and cash equivalents                                                   $ (1,720)              $ (518)

Cash and cash equivalents at beginning of period                                             8,989                6,691
                                                                                            -------              -------
Cash and cash equivalents at end of period                                                 $ 7,269              $ 6,173
                                                                                           =======              =======




     See accompanying notes to condensed consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS
            For the six months ended June 30, 2003 and June 30, 2004

(In thousands)

                                                                                           Accumulated
                                                 Additional                                   Other                      Total
                                       Common     Paid-In     Retained    Comprehensive    Comprehensive    Treasury   Shareholders'
                                       Stock      Capital     Earnings    Income (loss)    Income (loss)     Stock       Equity
                                    ------------------------------------------------------------------------------------------------
Balance December 31, 2002 (audited)   $ 213      $ 5,584       $ 9,515                       $ 1,830         $ --       $ 17,142
                                    ------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                           --           --          1,236         $1,236             --            --          1,236
  Other comprehensive income:
    Unrealized loss on  securities,
    net of taxes of $1,005             --           --            --          (1,950)          (1,950)         --         (1,950)
                                                                             --------
Comprehensive loss                     --           --            --          $ (714)             --           --             --
                                                                             ========
Stock options exercised                 2           78            --                              --           --             80
Treasury stock purchase                --           --            --                              --          (89)           (89)
Cancelled treasury stock               --           --           (25)                             --           25             --
                                    ------------------------------------------------------------------------------------------------
Balance June 30, 2003 (unaudited)    $ 215      $ 5,662      $10,726           $ --            $ (120)      $ (64)        16,419
                                    ================================================================================================


Balance December 31, 2003 (audited)  $ 245      $ 6,918     $ 12,314           $ --            $ (371)       $ --       $ 19,106
                                    ------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                           --           --         1,383         $ 1,383              --           --          1,383
  Other comprehensive income:
    Unrealized gain on  securities,
    net of taxes of $37                --           --            --              71               71          --             71
                                                                               -----

Comprehensive income:                  --           --            --         $ 1,454               --          --             --
                                                                             ========
Treasury stock purchase                --           --            --                               --        (410)          (410)
Stock options exercised                13          680            --                               --          --            693
Cancelled treasury stock               (4)        (406)                                            --         410             --
Forgiveness of Uncommon Care Debt      --           --            60                               --          --             60
                                    ------------------------------------------------------------------------------------------------
Balance June 30, 2004 (unaudited)   $ 254      $ 7,192       $13,756           $ --            $ (300)       $ --       $ 20,902
                                    ================================================================================================



See accompanying notes to condensed consolidated financial statements.

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)


1.  GENERAL

         The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements for the six months ended June 30, 2004 and 2003 reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Such adjustments consist of only items of a normal recurring nature. These consolidated financial statements have not been audited by our independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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

4.  GAIN RECOGNITION

         During the three and six months ended June 30, 2004, we received proceeds of approximately $910,000 and $1,118,000, respectively, and recognized gains of $218,000 and $245,000, respectively, resulting from the sale of available-for-sale equity securities.

         Additionally, during the three and six months ended June 30, 2004, we recognized $122,000 and $244,000, respectively, of deferred gain related to the November 2001 sale and subsequent leaseback of real estate to Prime Medical. Due to our continuing involvement in the property, we deferred recognizing approximately $2,400,000 of the approximately $5,100,000 gain and are recognizing it in earnings, as a reduction of rent expense, monthly through November 2006. A total of $1,179,000 remains to be recognized in the coming twenty-nine months. In addition, 15% of the gain ($760,000) related to our then 15% ownership in the purchaser, was deferred. As our ownership percentage in Prime declines through our sales of Prime common stock, we recognize these gains proportionately to our reduction of our interest in Prime. During the first six months of 2004 and 2003, we recognized $56,000 and $8,000, respectively, of these deferred gains, leaving a balance of approximately $180,000 remaining to be recognized.


5.  GAIN ON FORGIVENESS OF DEBT

         We recorded $12,000 and $75,000 during the three and six months ended June 30, 2004, respectively, as gain on forgiveness of debt. This represents that amount of liability that was released in the respective period by participants in our loan to an affiliate, net of $15,000 interest due them from prior period payments made by Uncommon Care. Due to poor operating results, Uncommon Care was in default and not making scheduled payments under its loan agreement with us in which the participations had been sold. As a result, the loan participants released us from any obligations under the participation agreements. That portion of the releases entered into with related parties, totaling $60,000, was taken directly into equity. The effect of these transactions on our balance sheet for the period ended June 30, 2004 was to reduce the long-term liability account, "Payable under loan participation agreements", by $150,000.


6.  INVESTMENT IN AVAILABLE-FOR-SALE EQUITY SECURITIES

         On June 4, 2003 we purchased from Financial Industries Corporation ("FIC")(OTC: FNIN.PK) and a foundation 339,879 shares of FIC's common stock as an investment. Earlier in 2003 we had purchased 45,121 FIC shares in the open market. The 385,000 shares represents an approximate 4% ownership in FIC. The aggregate purchase price was approximately $5,650,000, which was all sourced from our cash reserves. The shares purchased from FIC and the foundation are not registered, but are subject to a registration rights agreement requiring FIC's best efforts to register them within one year of the transaction. Due to FIC's delay in filing its 2003 Form 10-K and its March 31, 2004 Form 10-Q, it has not been able to register these shares and was delisted from the NASDAQ exchange in July, 2004. FIC's management has committed to use its best efforts to register these shares after filing its delinquent annual and quarterly reports with the SEC, which efforts are currently in progress. At June 30, 2004, the value of our investment in FIC has declined by approximately $2,075,000. We have classified all of these shares as securities available-for-sale and have recorded changes in their value, net of tax, in our balance sheet as part of Accumulated Other Comprehensive Income (Loss) in Stockholders' Equity. This market value decline is not reflected in our earnings. If we had determined that the decline represented an "other than temporary" impairment, we would have taken the $2,075,000 loss against our second quarter 2004 earnings. Our determination that the decline is not "other than temporary" was based on (1) the short length of time that the market value of our FIC shares has been significantly less than our cost; (2) our intent and financial ability to hold our investment for a period of time sufficient to allow for a recovery in market value; (3) our expectation that the company can restore its NASDAQ listing after making the required SEC filings, and (4) our belief that the financial condition and near-term prospects of FIC are stable. Our cost basis in FIC common stock is $14.67 per share and the stock has traded at or above $14.00 per share as recently as April 6, 2004. Furthermore, FIC, as an insurance holding company, is not subject to obsolescence in core technologies nor has it suffered the discontinuance of a segment of its business that may affect its future earnings potential. However, at June 30, 2004 FIC's share price was $9.28 and, subsequently, has been as low as $7.75. While we believe these declines are the result of the company's financial reporting difficulties and resultant delisting and are not reflective of adverse developments in FIC's core business, we recognize there is inherent uncertainty regarding FIC's ability to restore its listing, the recovery of its stock price and the impact these events may have on the company's routine operations. We are closely monitoring FIC's situation and, if we later determine that the value of the FIC investment has an "other than temporary" decline, we will recognize a loss in the period during which we make such determination.

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

7.  INVESTMENT IN AVAILABLE-FOR-SALE FIXED INCOME SECURITIES

         We have invested primarily in U.S. government-backed securities with maturities varying from in one to three years, as well as a Standard and Poor's B-rated corporate bond.

8.  ACCRUED EXPENSES AND OTHER LIABILITIES
         -
Accrued expenses and other liabilities consists of the following:

                                     June 30              December 31
                                       2004                  2003
                                    (Unaudited)
                                  ----------------      --------------
Commissions payable                $ 1,136,000           $  964,000
Taxes payable                           81,000              116,000
Vacation                               158,000              158,000
401(k) plan matching                   110,000              121,000
Other accrued liabilities               49,000              126,000
                                     ---------            ---------
                                   $ 1,534,000           $1,485,000
                                   ===========            ==========

9.   NET INCOME PER SHARE

         Basic income per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted income per share reflect dilution from all contingently issuable shares, such as options and convertible debt. A reconciliation of earnings and weighted average shares outstanding used in the calculation of basic and diluted earnings per share from operations follows:

                                   For the Three Months Ended June 30, 2004
                              --------------------------------------------------
                                    Income           Shares          Per Share
                                  (Numerator)     (Denominator)       Amount
                                  ----------       -----------       ----------
Income from operations            $ 689,000

Basic EPS
 Income available to
     common stockholders            689,000         2,505,000           $0.28
                                                                        =====

Diluted EPS
  Effect of dilutive securities          --           286,000
                                   --------          --------

  Income available to
    common stockholders and
    assumed conversions           $ 689,000         2,791,000            $0.25
                                  =========         =========            =====




                                 For the Three Months Ended June 30, 2003
                              -------------------------------------------------
                                     Income             Shares        Per Share
                                   (Numerator)       (Denominator)     Amount
                                    ---------         -----------     --------
Income from operations             $ 684,000

Basic EPS
  Income available to                684,000            2,138,000       $ 0.32
     common stockholder                                                  ======

Diluted EPS
  Effect of dilutive securities            --             131,000
                                    ---------           ---------

  Income available to common
    stockholders and assumed
    conversions                     $ 684,000           2,269,000       $ 0.30
                                    =========           =========       ======

                                     For the Six Months Ended June 30, 2004
                                ----------------------------------------------
                                      Income            Shares        Per Share
                                    (Numerator)      (Denominator)     Amount
                                     ---------        -----------      -------
Income from operations             $ 1,383,000

Basic EPS
  Income available to                1,383,000         2,489,000        $ 0.56
     common stockholders                                                 =====

Diluted EPS
  Effect of dilutive securities             --           313,000
                                     ---------         ---------

  Income available to common
    stockholders and assumed
    conversions                     $ 1,383,000        2,802,000        $ 0.49
                                    ===========        =========        ======





                                     For the Six Months Ended June 30, 2003
                                 ---------------------------------------------
                                      Income          Shares         Per Share
                                   (Numerator)     (Denominator)      Amount
                                    ---------       -----------      ---------
Income from operations            $ 1,236,000

Basic EPS
  Income available to               1,236,000         2,134,000         $ 0.58
     common stockholders                                                 =====

Diluted EPS
  Effect of dilutive securities            --           113,000
                                    ---------         ---------

  Income available to common
    stockholders and assumed
    conversions                   $ 1,236,000         2,247,000         $ 0.55
                                  ===========         =========         ======


         Unexercised employee stock options to purchase zero and 40,000 shares of the Company's common stock as of June 30, 2004 and 2003, respectively, were not included in the computations of diluted EPS because the effect would be antidilutive as their exercise price exceeds the average stock price during the period.

10.    SEGMENT INFORMATION

The Company's segments are distinct by type of service provided. Comparative financial data for the six month periods ended June 30, 2004 and 2003 are shown as follows:

                                                Three months ended June 30,
                                                2004                  2003
                                              --------               ------

Operating Revenue:
   Financial services                       $ 4,227,000           $ 4,801,000
   Insurance services                         3,068,000             2,168,000
   Corporate                                         --             1,177,000
                                              ---------             ---------
      Total Segment Revenues                $ 7,295,000           $ 8,146,000
                                              =========             =========
Reconciliation to Consolidated
  Statement of Operations:
    Total segment revenues                  $ 7,295,000           $ 8,146,000
    Less: Intercompany dividends                     --            (1,177,000)
                                              ---------             ---------
      Total Revenues                        $ 7,295,000           $ 6,969,000
                                              =========             =========

Operating Income
    Financial services                        $ 567,000             $ 738,000
    Insurance services                          688,000               465,000
    Corporate                                  (511,000)             (452,000)
                                               --------               -------
Total segments operating income                 744,000               751,000

Gain on sale of investments                     218,000                74,000
Gain on forgiveness of debt                      12,000                    --
                                                -------              --------

Income from operations before interest,
  income taxes and minority interest            974,000               825,000

Interest income                                  72,000                76,000
Other gain (loss)                                26,000               (22,000)
Interest expense                                  2,000                 1,000
Income tax expense                              381,000               387,000
Minority interest                                    --                42,000
Equity in gain of unconsolidated affiliates          --               235,000
                                               --------              --------

Net income                                    $ 689,000             $ 684,000
                                               ========               =======

                                                  Six months ended June 30,
                                                2004                   2003
                                             -----------            ----------

Operating Revenue:
  Financial services                         $ 8,059,000          $ 8,836,000
  Insurance services                           6,526,000            4,724,000
  Corporate                                    1,600,000            1,177,000
                                              ----------           ----------
     Total Segment Revenues                 $ 16,185,000         $ 14,737,000
                                              ==========           ==========

Reconciliation to Consolidated
  Statement of Operations:
   Total segment revenues                   $ 16,185,000         $ 14,737,000
   Less: Intercompany dividends               (1,600,000)          (1,177,000)
                                              ----------           ----------
         Total Revenues                     $ 14,585,000         $ 13,560,000
                                              ==========           ==========

Operating Income
  Financial services                        $ 1,158,000           $ 1,433,000
  Insurance services                          1,524,000             1,049,000
  Corporate                                  (1,012,000)             (876,000)
                                              ---------             ---------
Total segments operating income               1,670,000             1,606,000

Gain on sale of investments                     245,000                89,000
Gain on forgiveness of debt                      75,000                    --
                                              ---------             ---------

Income from operations before interest,
  income taxes and minority interest          1,990,000             1,695,000

Interest income                                 155,000               170,000
Other gain (loss)                                18,000               (22,000)
Interest expense                                  2,000                 2,000
Income tax expense                              778,000               733,000
Minority interest                                    --               107,000
Equity in gain of unconsolidated affiliates          --               235,000
                                               --------              --------

Net income                                  $ 1,383,000           $ 1,236,000
                                              =========             =========

11.    SALE OF APS CONSULTING

         Effective November 1, 2003, APS Consulting was able to obtain third party financing and repay their note payable to us in exchange for our agreeing to discount the note by $35,000. We provided no guarantees or credit enhancements in connection with APS Consulting securing this financing. Accordingly, we no longer have a risk of loss related to these operations and have recognized the transaction as a divestiture. As a result, we ceased consolidation of APS Consulting financial statements effective November 1, 2003. Our consolidated statements of operations for the three and six months ended June 30, 2003 have been adjusted to reflect this divestiture. Specifically, revenues of $773,000 and $1,672,000 have been reversed, expenses of $616,000 and $1,242,000 have been reversed, and the operating profit of $157,000 and $430,000 was reversed for the three and six month periods ended June 30, 2003, respectively, from federal income taxes and minority interest. There was no change to the net income as of June 30, 2003 as a result of these reversals because, prior to the disposal transaction, we consolidated the division's operations, but recognized a 100% minority interest in its earnings. As the division had earnings in the prior period presented, there were no earnings attributable to discontinued operations, after adjustments made to reclassify its revenue, expenses and the related minority interest.



12.   STOCK-BASED COMPENSATION

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

                                                   Three Months Ended June 30,

                                                     2004               2003
                                                     ----               ----

Net Income as reported                               $689,000          $684,000

Deduct: Total additional stock-based employee
        compensation expense determined under
        fair value based method for all awards,
        net of related tax effects                    (86,000)          (59,000)
                                                     ---------         --------

         Pro forma net income                        $603,000          $625,000
                                                     =========         ========

         Net income per share
                  Basic - as reported                  $ 0.28            $ 0.32
                                                        ======           ======
                  Basic - pro forma                    $ 0.24            $ 0.29
                                                        ======           ======
                  Diluted - as reported                $ 0.25            $ 0.30
                                                        ======           ======
                  Diluted - pro forma                  $ 0.22            $ 0.28
                                                        ======           ======

                                                      Six Months Ended June 30,

                                                         2004           2003
                                                         ----           ----

Net Income as reported                                $1,383,000     $1,236,000

Deduct: Total additional stock-based employee
        compensation expense determined under
        fair value based method for all awards,
        net of related tax effects                      (172,000)      (117,000)
                                                        --------      ---------

Pro forma net income                                  $1,211,000     $1,119,000
                                                      ==========      =========

Net income per share
                  Basic - as reported                     $ 0.56        $ 0.58
                                                           ======        ======
                  Basic - pro forma                       $ 0.49        $ 0.52
                                                           ======        ======
                  Diluted - as reported                   $ 0.49        $ 0.55
                                                           ======        ======
                  Diluted - pro forma                     $ 0.43        $ 0.50
                                                           ======        ======




13.   RECENT ACCOUNTING PRONOUNCEMENTS

         In March 2004, the Financial Accounting Standards Board ("FASB") issued an exposure draft entitled "Share-Based Payment, an Amendment of FASB Statements No. 123 and 95." This proposed statement addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally would require instead that such transactions be accounted for using a fair-value-based method. As proposed, this statement would be effective for the Company on January 1, 2005. We are currently evaluating the effect this proposed standard will have on our financial position or results of operations.


         In March 2004, the FASB reached a consensus on EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (" EITF 03-1"). EITF 03-1 provides guidance for determining when an investment is impaired and whether the impairment is other than temporary. EITF 03-1 also incorporates into its consensus the required disclosures about unrealized losses on investments announced by the EITF in late 2003 and adds new disclosure requirements relating to cost-method investments. The impairment accounting guidance is effective for reporting periods beginning after June 15, 2004 and the new disclosure requirements for annual reporting periods ending after December 15, 2003. We are currently evaluating the impact that adoption of the impairment guidance contained in EITF 03-1 may have on our financial position or results of operations.

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




INSURANCE SERVICES. Through Insurance Services we provide management and agency services to medical malpractice insurance companies through the following subsidiary:

 o FMI. APS Facilities Management, Inc., dba APMC Insurance Services, Inc., or FMI, provides management and administrative services to APIE, a regional insurance exchange that sells medical professional liability insurance only to its physician subscribers, who pay annual insurance premiums and maintenance fees to APIE. APIE is governed by a physician board of directors. Pursuant to a management agreement and the direction of this board, FMI manages and operates APIE, including performing policy issuance, claims investigation and settlement, and all other management and operational functions. As a management fee, FMI receives a percentage of APIE's earned premiums and a portion of APIE's profit, subject to a cap based on premium levels. We recognize revenues for the management fee portion based on a percentage of earned premium on a monthly basis, and we recognize revenues for the management fee portion based on profit sharing when it is reasonably certain the managed company will have an annual profit, generally in the fourth quarter. FMI's assets are not subject to APIE policyholder claims.

          In addition, as of June 30, 2004, we have the following significant investments accounted for as available-for-sale securities: (1) we own approximately 555,000 shares of Prime Medical common stock, representing less than 3% of its outstanding common stock, and (2) we own 385,000 shares of Financial Industries Corporation, representing approximately 4% of its outstanding common stock. We account for these investments as available-for-sale securities, which means they are reflected on our consolidated balance sheets at fair value, and fluctuations in fair value are recognized as unrealized gains or losses excluded from earnings and reported as a separate component of stockholders' equity, net of income taxes.

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

         Effective November 1, 2003, our former consulting subsidiary, APS Consulting, paid off the negotiated remainder of the note due us, allowing us to cease accounting for them as a variable interest entity. Consequently, we have reclassified the three and six months ended June 30, 2003 income statements to reflect the disposition of APS Consulting.

         On June 4, 2003 we purchased from Financial Industries Corporation ("FIC")(OTC: FNIN.PK) and a foundation 339,879 shares of FIC's common stock as an investment. Earlier in 2003 we had purchased 45,121 FIC shares in the open market. The 385,000 shares represents an approximate 4% ownership in FIC. The aggregate purchase price was approximately $5,650,000, which was all sourced from our cash reserves. The shares purchased from FIC and the foundation are not registered, but are subject to a registration rights agreement requiring FIC's best efforts to register them within one year of the transaction. Due to FIC's delay in filing its 2003 Form 10-K and its March 31, 2004 Form 10-Q, it has not been able to register these shares and was delisted from the NASDAQ exchange in July, 2004. FIC's management has committed to use its best efforts to register these shares after filing its delinquent annual and quarterly reports with the SEC, which efforts are currently in progress. At June 30, 2004, the value of our investment in FIC has declined by approximately $2,075,000. We have classified all of these shares as securities available-for-sale and have recorded changes in their value, net of tax, in our balance sheet as part of Accumulated Other Comprehensive Income (Loss) in Stockholders' Equity. This market value decline is not reflected in our earnings. If we had determined that the decline represented an "other than temporary" impairment, we would have taken the $2,075,000 loss against our second quarter 2004 earnings. Our determination that the decline is not "other than temporary" was based on (1) the short length of time that the market value of our FIC shares has been significantly less than our cost; (2) our intent and financial ability to hold our investment for a period of time sufficient to allow for a recovery in market value; (3) our expectation that the company can restore its NASDAQ listing after making the required SEC filings, and (4) our belief that the financial condition and near-term prospects of FIC are stable. Our cost basis in FIC common stock is $14.67 per share and the stock has traded at or above $14.00 per share as recently as April 6, 2004. Furthermore, FIC, as an insurance holding company, is not subject to obsolescence in core technologies nor has it suffered the discontinuance of a segment of its business that may affect its future earnings potential. However, at June 30, 2004 FIC's share price was $9.28 and, subsequently, has been as low as $7.75. While we believe these declines are the result of the company's financial reporting difficulties and resultant delisting and are not reflective of adverse developments in FIC's core business, we recognize there is inherent uncertainty regarding FIC's ability to restore its listing, the recovery of its stock price and the impact these events may have on the company's routine operations. We are closely monitoring FIC's situation and, if we later determine that the value of the FIC investment has an "other than temporary" decline, we will recognize a loss in the period during which we make such determination.

RESULTS OF OPERATIONS

REVENUES

     Revenues from operations increased $326,000 (5%) and $1,025,000 (8%) in the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003. Our income from continuing operations before interest, income taxes and minority interest increased $149,000 (18%) and $295,000 (17%) in the current year three and six months, respectively, compared to the same periods in 2003. Our net income increased $5,000 (1%) and $147,000 (12%) in the current year three and six months, respectively, compared to the same periods in 2003. Our diluted net income per share declined $0.05 (17%) and $0.06 (11%) in the current year three and six months, respectively, compared to the same periods in 2003 as a result of our weighted average of diluted shares outstanding increasing 522,000 and 555,000 shares in the current year three and six months, respectively, compared to the same periods in 2003. The reasons for these changes are described below.

FINANCIAL SERVICES

         Our financial services revenues decreased $574,000 (12%) and $777,000 (9%) in the three and six months ended June 30 2004, respectively, compared to the same periods in 2003. The decrease in both current year periods was due to lower commission revenues at APS Financial, the broker/dealer division of our financial services segment. APS Financial derives most of its revenue from trading in the fixed income market, both in investment and non-investment securities. Interest rates during the second quarter of 2004 rose substantially, as evidenced by short-term treasuries climbing a full percentage point. This, along with election year issues, Federal Reserve actions and higher oil prices, caused a measure of uncertainty amongst investors that can be responsible for our reduced volume of investment and non-investment grade trading. Additionally, the predominant thinking about the high yield market was that it was richly valued. Therefore, many of our customers remained cautious or on the sidelines, reducing their level of trading.

         Our financial services expense decreased $403,000 (10%) and $502,000 (7%) in the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003. The primary reason for the current quarter decrease is a $376,000 (14%) decrease in commissions expense resulting from the decrease in commission income mentioned above. In addition, incentive compensation costs were down $53,000 (12%) in the current quarter compared to the same period in 2003 as a result of lower profits and higher minimum performance criteria placed upon management at APS Financial for 2004. Lastly, legal fees were down $14,000 (29%). For the six months, the reasons for the decline in expenses are the same as those for the current quarter.

INSURANCE SERVICES

         Our insurance services revenues from our premium-based insurance management segment, APS Insurance Services, increased $900,000 (42%) and $1,802,000 (38%) in the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003. The primary reason for the current year increase is a $460,000 (87%) and $997,000 (74%) increase in respective current year three and six month pass-through commissions earned by third party agents resulting from approximately $10.4 million in additional written premium this year compared to 2003. Net income is not affected by outside sales commissions as these agents are paid commissions equivalent to the revenue earned. Further contributing to the 2004 increase in revenues was a $443,000 (27%) and $672,000 (20%) increase in three and six month management fees resulting from an increase in earned premium of approximately $5.0 million for the year. Lastly, our risk management fees earned increased $101,000 (149%) in the current six months compared to the same period in 2003 as a result of a greater number of doctor groups receiving this service as well as an increase in the rate charged.

         Insurance services expenses increased $677,000 (40%) and $1,327,000 (36%) in the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003. The current year increase is primarily due to the above-mentioned increase in respective current year three and six month third party pass-through commissions paid. In addition, salaries expense was $94,000 (14%) and $147,000 (11%) higher in the three and six months, respectively, as a result of personnel additions, including a high-level management position to help meet our growing financial reporting requirements, as well as normal annual merit raises. Also, depreciation and amortization expense increased $34,000 (131%) and $71,000 (147%) in the current three and six months, respectively, primarily as a result of amortizing the non-compete agreement that was created upon the repurchase of the 20% minority interest in October, 2003. Partially offsetting these increases was a current quarter decrease in advertising. Advertising declined $79,000 (79%) and $102,000 (79%) in the current three and six months as a result of re-branding efforts of the business during 2003.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased $97,000 (21%) and $184,000 (21%) in the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003. Incentive compensation expense was $83,000 (111%) and $151,000 (99%) higher in the respective current three and six months as the monthly accrual has been raised in order to better match anticipated annual earnings. The majority of last year's management incentive costs were expensed in the latter half of 2003 as it was not until then that we were able to more accurately estimate 2003 earnings. In addition, professional fees were $11,000 (175%) and $20,000 (182%) higher in the respective current three and six months as a result of fees incurred in connection with investor relations expenses. Partially offsetting these increases was a $35,000 (44%) and $58,000 (57%) decrease in the respective current three and six months legal fees, the result of non-recurring legal consulting fees incurred in 2003 in connection with our investment in Financial Industries.


GAIN ON SALE OF ASSETS

         Gain on sale of assets primarily represents the recognition of deferred income. Approximately $760,000 of the $5,100,000 deferred gain on the sale of real estate to Prime Medical in 2001 was due to our ownership interest in Prime and is recognized upon the reduction of our ownership percentage in Prime Medical through the sale of its stock. In the first six months of 2004, we recognized approximately $56,000 from the sale of Prime Medical common stock versus a gain of $8,000 in the same period of 2003.


GAIN ON SALE OF INVESTMENTS

         Gain on the sale of investments increased $144,000 (195%) and $156,000 (175%) in the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003. The current year increase was due to the sale of an increased number of available-for-sale equity securities in 2004 than were sold in the first six months of 2003.


GAIN ON FORGIVENESS OF DEBT

          We recorded $12,000 and $75,000 in the three and six months ended June 30, 2004 as a gain on forgiveness of debt. These represent those amounts of liability that were released in the current year by participants in our loan to this affiliate, net of $15,000 in expenses associated with these releases. Due to poor operating results, Uncommon Care was in default and not making scheduled payments under its loan agreement with us in which the participations had been sold. As a result, the loan participants released us from any obligations under the participation agreements. That portion of the releases entered into with related parties, totaling $60,000, was taken directly into equity in the first quarter of 2004. The effect of these transactions on our balance sheet for the period ended June 30, 2004 was to reduce the long-term liability account, "Payable under loan participation agreements", by $150,000.

INTEREST INCOME

         Our interest income decreased slightly in both the three and six month periods ended June 30, 2004 compared to the same periods in 2003 primarily as a result of a higher balance of interest-bearing securities held in 2003. In June 2003, we liquidated approximately $4.0 million in interest-bearing securities in order to secure the funds required to invest in 385,000 shares of Financial Industries common stock.

OTHER INCOME  (LOSS)

         Our other income rose $48,000 and $40,000 for the three and six months ended June 30, 2004, respectively compared to the same periods in 2003. The increase in the current year represents primarily management fees received from our former consulting division partially offset by inventory losses at APS Financial. In the same period in 2003, management fees from our former consulting division were eliminated from earnings since they were still consolidated and, as such, fees paid by them to us were eliminated as an inter-company item.

MINORITY INTERESTS

         During the first six months of 2003, minority interests represented the combination of two outside interests in subsidiaries of the Company: a twenty percent interest in Insurance Services owned by FPIC Insurance Group, Inc. and a three percent interest in APS Asset Management, a subsidiary of the financial services subsidiary of the Company (APS Investment Services), owned by key individuals within APS Asset Management. Minority interests decreased in the current year due to the repurchase of the 20% minority interest in Insurance Services from the minority interest holder, FPIC Insurance Group effective October 1, 2003.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

         Our net working capital was $8,368,000 and $8,537,000 at June 30, 2004 and December 31, 2003, respectively. The decrease in the current year was due in part to cash used to purchase long-term available-for-sale fixed income and equity securities. Partially offsetting this was cash received from operations as well as tax refunds received in 2004. Historically, we have maintained a strong working capital position and, as a result, we have been able to satisfy our operational and capital expenditure requirements with cash generated from our operating and investing activities. These same sources of funds have also allowed us to pursue investment and expansion opportunities consistent with our growth plans.

         Although there can be no assurance our operating activities will provide positive cash flow in 2004, we are optimistic that our working capital requirements will be met for the foreseeable future for the following reasons:
(1) our current cash position is very strong, with a balance of approximately $7.3 million comprising 29 percent of our total assets; (2) our investments in available-for-sale equity and fixed income securities could provide an additional $11.1 million should the need arise, although at June 30, 2004, a liquidation of these investments would have caused a loss of $300,000 to be realized; (3) we expect federal income tax refunds during the second half of 2003 totaling $1 million; and (4) we established a line of credit in November 2003 that is described below.

LINE OF CREDIT

         During November 2003, we established a $3.0 million line of credit with PlainsCapital Bank. The loan called for interest payments only to be made on any amount drawn until April 15, 2004, when the entire amount of the note, principal and interest then remaining unpaid, became due and payable. We have since renewed this line of credit for a period of one year following the April 15, 2004 maturity date. At June 30, 2004, there were no draws taken against this line of credit. We are in compliance with the covenants of the loan agreement, including requirements for a minimum of $5.0 million of unencumbered liquidity and a minimum 2 to 1 debt to worth ratio.

CAPITAL EXPENDITURES

         Our capital expenditures for equipment were $267,000 in the six months of 2004. We expect capital expenditures in 2004 to be approximately $375,000, including $270,000 in improvements to our reporting software. Our 2004 capital expenditure budget is expected to be funded through cash on hand.

ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

         In March 2004, the Financial Accounting Standards Board ("FASB") issued an exposure draft entitled "Share-Based Payment, an Amendment of FASB Statements No. 123 and 95." This proposed statement addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally would require instead that such transactions be accounted for using a fair-value-based method. As proposed, this statement would be effective for the Company on Jaunary 1, 2005. We are currently unable to determine what effect this statement will have on our financial position or results of operations, if any.

         In March 2004, the FASB reached a consensus on EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (" EITF 03-1"). EITF 03-1 provides guidance for determining when an investment is impaired and whether the impairment is other than temporary. EITF 03-1 also incorporates into its consensus the required disclosures about unrealized losses on investments announced by the EITF in late 2003 and adds new disclosure requirements relating to cost-method investments. The impairment accounting guidance is effective for reporting periods beginning after June 15, 2004 and the new disclosure requirements for annual reporting periods ending after June 15, 2004. We are currently evaluationg the impact that adoption of the impairment guidance contained in EITF 03-1 may have on our financial position or results of operations.


Item 3.

                             CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, and under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of thedesign and operation of these disclosure procedures. Based on this evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance of achieving management's desired controls and procedures objectives.

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

-Item 1.  LEGAL PROCEEDINGS

     We are involved in various claims and legal actions that have arisen in the ordinary course of business. Management believes that any liabilities arising from these actions will not have a significant adverse effect on our financial condition or results of operations.


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Items 2(a) through(d) are inapplicable.

         (e)  Stock Repurchases


                                                                                              (d)    Maximum
                                                                                                    Number of
                                                                                                   Shares (or
                                                                                                   Approximate
                                                                                                   Dollar Value)
                                                                          (c) Total Number        of Shares that
                                                                                of Shares           May Yet be
                                                                            Purchased as Part     Purchased Under
Period                         (a) Total Number        (b) Average             of Publicly          the Plans or
                                    of shares           Price Paid           Annonuced Plans         Programs
                                   Purchased (1)         per Share             or Programs
-------                             ---------            ----------           ------------         --------------

April 1, 2004-April 30, 2004           915                $ 12.90                 --                   N/A
May 1, 2004-May 31, 2004            15,683                $  9.69                 --                   N/A
June 1, 2004-June 31, 2004          24,581                $ 10.04                 --                   N/A


(1) Of the total shares purchased 26,263 were purchased in open market transactions and 14,916 were purchased in private transactions.



Item 4.  RESULTS OF VOTES OF SECURITY HOLDERS

        On June 7, 2004 the annual meeting of American Physicians Service Group, Inc. was held in Austin, Texas. Shareholders voted and approved the following motion:

ELECTION OF DIRECTORS

         The names of the directors elected at the meeting along with numbers of votes for and withheld are as follows:

Name                                      For                   Withheld
---------------------               ----------------          ------------

Jackie Majors                          2,223,632                 47,255
Robert L. Myer                         2,223,831                 47,056
William A. Searles                     2,223,832                 47,055
Kenneth S. Shifrin                     2,223,831                 47,056
Cheryl Williams                        2,223,832                 47,055


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

    31.1      Section 302 Certification of Chief Executive Officer
    31.2      Section 302 Certification of Chief Financial Officer

    32.1      Section 906 Certification of Chief Executive Officer
    32.2      Section 906 Certification of Chief Financial Officer


         (b) Reports on Form 8-K.

                  Report filed May 6, 2004 concerning the press release reporting first quarter 2004 results of operations and financial condition.