Form 10-Q
period 2004-09-30
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 2004-11-04
CIK 724024

===========================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2004

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

                                NUMBER OF SHARES
                                 OUTSTANDING at
     TITLE OF EACH CLASS                        OCTOBER 25, 2004
     --------------------                       ----------------
Common Stock, $.10 par value                        2,599,171

============================================================================

                                     PART I

                              FINANCIAL INFORMATION

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(In thousands, except per share data)

Item 1 - Financial Statements

                                                            Three Months Ended                     Nine Months Ended
                                                               September 30,                         September 30,
                                                            2004             2003                 2004              2003
                                                           -------          ------               ------            ------
Revenues:
Financial services                                         $3,846           $5,941               $11,905           $14,777
Insurance services                                          3,747            3,108                10,273             7,832
                                                           ------           ------                ------             -----

   Total revenues                                           7,593            9,049                22,178            22,609

Expenses:
Financial services                                          3,423            4,958                10,324            12,361
Insurance services                                          2,704            2,388                 7,706             6,063
General and administrative                                    429              469                 1,497             1,353
Gain on sale of assets                                          -                -                   (56)               (8)
                                                            -----            -----                ------               ---

   Total expenses                                           6,556            7,815                19,471            19,769
                                                            -----            -----                -------           ------

Operating income                                            1,037            1,234                 2,707             2,840

Gain (loss) on investments (Note 4)                        (2,374)               -                (2,130)               89
Gain on forgivenes of debt (Note 5)                             -                -                    76                 -
                                                            -----            -----                ------             -----

Income (loss) from operations before interest,
   income taxes and minority interest                      (1,337)           1,234                   653             2,929

Interest income                                                99               59                   254               229
Other income (loss)                                            21              (33)                   39               (55)
Interest expense                                                2                5                     4                 7
Income tax expense (benefit)                                 (386)             474                   392             1,207
Minority interests                                              1               77                     1               184
Equity in earnings of unconsolidated affiliates                 -               25                     -               260
                                                            -----            -----                 -----              ----

    Net income (loss)                                       $(834)            $729                  $549             $1,965
                                                            =====            =====                ======             ======


See accompanying notes to condensed consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, continued
                                   (Unaudited)

(In thousands, except per share amounts)

                      Three Months Ended Nine Months Ended
                           September 30, September 30,
                                    2004       2003          2004         2003
                                    ----       ----          ----         ----
Net income (loss) per common share

Basic:

  Income (loss) from operations    $(0.32)     $ 0.34         $ 0.22     $ 0.92
                                     ----       -----           ----       ----
    Net income (loss)              $(0.32)     $ 0.34         $ 0.22     $ 0.92
                                     ====       =====           ====       ====
Diluted:

  Income (loss) from operations    $(0.32)     $ 0.31         $ 0.19     $ 0.86
                                     ----       -----           ----       ----
    Net income (loss)              $(0.32)     $ 0.31         $ 0.19     $ 0.86
                                     ====       =====           ====       ====
Basic weighted average shares
    outstanding                     2,589       2,168          2,523      2,146
                                    =====       =====          =====      =====
Diluted weighted average
    shares outstanding              2,589       2,357          2,823      2,284
                                    =====       =====          =====      =====



See accompanying notes to condensed consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


(In thousands)
                                             September 30,        December 31,
                                                 2004                 2003
                                               ---------          ----------
ASSETS                                        (Unaudited)

Current Assets:
 Cash and cash equivalents                      $6,646               $8,989
 Trading account securities                         66                   67
 Notes receivable                                  777                   16
 Management fees and other receivables             941                1,079
 Deposit with clearing organization                660                  500
 Receivable from clearing organization              66                   67
 Income tax receivable                             628                1,678
 Net deferred income taxes                           -                  532
 Prepaid expenses and other current assets         568                  565
                                                ------               -------
    Total current assets                        10,352               13,493


Notes receivable, less current portion             204                  436
Property and equipment, net                        603                  378
Investment in available-for-sale equity
  securities (Note 6)                            7,700                8,729
Investment in available-for-sale fixed
  income securities (Note 7)                     4,688                  897
Goodwill                                         1,247                1,257
Deferred income taxes - non-current                704                    -
Other assets                                       360                  448
                                                ------               -------

Total Assets                                  $ 25,858             $ 25,638
                                              ========             =========







See accompanying notes to condensed consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


(In thousands, except share data)

                                                                                      September 30,          December 31,
                                                                                          2004                   2003
                                                                                      --------------        ---------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                                   (Unaudited)

Current liabilities:
  Accounts payable - trade                                                                     $197                   $201
  Payable to clearing broker                                                                     66                     67
  Accrued incentive compensation                                                              1,715                  2,716
  Accrued expenses and other liabilities (Note 8)                                             1,285                  1,485
  Deferred income tax liability - current                                                       389                      -
  Deferred gain (Note 4)                                                                        488                    487
                                                                                            -------               --------

      Total current liabilities                                                               4,140                  4,956

Payable under loan participation agreements                                                      55                    259
Deferred income tax liability                                                                     -                    146
Deferred gain, net of current portion (Note 4)                                                  750                  1,171
                                                                                             -------               --------

      Total liabilities                                                                       4,945                  6,532

Minority interests                                                                                1                     --
Contingencies ( Note 3)

Shareholders' Equity:
  Preferred stock, $1.00 par value, 1,000,000
    shares authorized, none issued or outstanding                                                 -                     --
  Common stock, $0.10 par value, shares authorized 20,000,000;
    2,599,172 and 2,454,667 issued and outstanding at 09/30/04
    and 12/31/03, respectively                                                                  260                    245
  Additional paid-in capital                                                                  7,369                  6,918
  Retained earnings                                                                          12,459                 12,314
  Accumulated other comprehensive income (loss), net of taxes                                   824                  (371)
                                                                                             -------               --------

      Total shareholders' equity                                                             20,912                 19,106
                                                                                             -------               --------

Total Liabilities and Shareholders' Equity                                                  $25,858                $25,638
                                                                                            ========               ========


See accompanying notes to condensed consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                         Nine Months Ended September 30,
                                                                                        --------------------------------
                                                                                            2004                 2003
                                                                                        -----------           ---------

Cash flows from operating activities:

     Net Income                                                                             $  549              $ 1,965

     Adjustments to reconcile net income to cash provided by operating activities:

           Depreciation and amortization                                                       225                  155
           Forgiveness of debt and other                                                        75                  124
           Minority interest in consolidated earnings                                           --                  788
           Undistributed gain of affiliates                                                     --                 (260)
           Gain on sale of assets                                                              (76)                (306)
           Gain on sale of investment                                                          (56)                 (89)
           Loss on other investments                                                         2,129                   --
     Changes in operating assets and liabilities:
           Trade receivables                                                                    --                 (325)
           Trading account securities                                                            1                   53
           Income tax receivable                                                             1,050                  761
           Deferred income tax                                                                (542)                 (39)
           Receivable from clearing organization                                              (160)                (240)
           Management fees & other receivables                                                 138                   69
           Prepaid expenses & other assets                                                      --                  270
           Deferred income                                                                    (365)                 (58)
           Accrued expenses & other liabilities                                             (1,199)                 193
                                                                                            -------              -------
              Net cash provided by operating activities                                      1,769                3,061

Cash flows from investing activities:

     Capital expenditures                                                                     (362)               (308)
     Proceeds from the sale of available-for-sale equity
        and fixed income securities                                                          1,116               4,118
     Purchase of available-for-sale equity securities                                       (4,190)             (5,697)
     Receipts from affiliates                                                                   --                 175
     Funds loaned to others                                                                   (624)               (150)
     Collection of notes receivable                                                             --                 415
                                                                                            -------             -------
              Net cash used in investing activities                                         (4,060)             (1,447)


Cash flows from financing activities:

     Exercise of stock options                                                                 938                 507
     Purchase and cancellation of treasury stock                                              (472)               (207)
     Dividends paid                                                                           (518)                 --
     Distribution to minority interest                                                          --                (190)
                                                                                            -------              -------
              Net cash provided by (used in) financing activities                              (52)                110


Net change in cash and cash equivalents                                                   $ (2,343)            $ 1,724

Cash and cash equivalents at beginning of period                                             8,989               6,691
                                                                                            -------              -------
Cash and cash equivalents at end of period                                                 $ 6,646             $ 8,415
                                                                                           =======              =======




     See accompanying notes to condensed consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS
       For the nine months ended September 30, 2003 and September 30, 2004

(In thousands)

                                                                                           Accumulated
                                                 Additional                                   Other                      Total
                                       Common     Paid-In     Retained    Comprehensive    Comprehensive    Treasury   Shareholders'
                                       Stock      Capital     Earnings    Income (loss)    Income (loss)     Stock       Equity
                                    ------------------------------------------------------------------------------------------------
Balance December 31, 2002 (audited)   $ 213      $ 5,584       $ 9,515                       $ 1,830         $ --       $ 17,142
                                    ------------------------------------------------------------------------------------------------
Comprehensive income:

  Net income                            --           --          1,965         $1,965             --           --          1,965
  Other comprehensive income:
    Unrealized loss on  securities,
    net of taxes of $1,152              --           --            --          (2,236)        (2,236)          --         (2,236)
                                                                             --------
Comprehensive loss                      --           --            --          $ (271)            --           --             --
                                                                             ========
Stock options exercised                 14          493            --                             --           --            507
Treasury stock purchase                 --           --            --                             --          (207)         (207)
Cancelled treasury stock                (4)          --          (203)                            --           207            --
                                    ------------------------------------------------------------------------------------------------
Balance Sept 30, 2003 (unaudited)    $ 223      $ 6,077       $11,277           $ --          $ (406)        $ --       $ 17,171
                                    ================================================================================================


Balance December 31, 2003 (audited)  $ 245      $ 6,918     $ 12,314           $ --            $ (371)       $ --       $ 19,106
                                    ------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                           --           --           549         $   549              --           --            549
  Other comprehensive income:
    Unrealized gain on  securities,
    net of taxes of $616                --           --            --           1,195           1,195          --          1,195
                                                                               -----

Comprehensive income:                  --           --            --         $ 1,744               --          --             --
                                                                             ========
Treasury stock purchase                --           --            --                               --        (472)          (472)
Stock options exercised                19          919            --                               --          --            938
Dividends paid                         --           --          (518)                              --          --           (518)
Cancelled treasury stock               (4)        (468)                                            --         472             --
Forgiveness of Uncommon Care Debt      --           --           114                               --          --            114
                                    ------------------------------------------------------------------------------------------------
Balance Sept 30, 2004 (unaudited)   $ 260      $ 7,369       $12,459           $ --             $ 824        $ --       $ 20,912
                                    ================================================================================================



See accompanying notes to condensed consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)


1.  GENERAL

     The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements for the nine months ended September 30, 2004 and 2003 reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Such adjustments consist of only items of a normal recurring nature. These consolidated financial statements have not been audited by our independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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

4. GAIN (LOSS) ON INVESTMENTS

     On September 4, 2003 we purchased from Financial Industries Corporation ("FIC")(OTC: FNIN.PK) and a foundation 339,879 shares of FIC's common stock as an investment. Earlier in 2003 we had purchased 45,121 FIC shares in the open market. The 385,000 shares represent an approximate 4% ownership in FIC. The aggregate purchase price was approximately $5,647,000, which was all sourced from our cash reserves. The shares purchased from FIC and the foundation are not registered, but are subject to a registration rights agreement requiring FIC's best efforts to register them within one year of the transaction. Due to FIC's delay in filing its 2003 Form 10-K and its March 31, 2004 and June 30, 2004 Forms 10-Q, it has not been able to register these shares and was delisted from the NASDAQ exchange in July, 2004.

     By September 30, 2004, the value of our investment in FIC had declined significantly. On October 12, 2004, we determined that this decline in market price should be considered "other than temporary" as defined in Statements of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Consequently, we recorded a pretax charge to earnings of $2,374,000 in the current period. The charge reduces our cost basis in FIC from $5,647,000, or $14.67 per share, to $3,273,000, or $8.50 per share which is equal to the quoted market price of FIC shares on September 30, 2004. As discussed in our Form 10-Q dated June 30, 2004, we believe the decline in the market price of FIC has been brought about by its failure to file its 2003 Form 10-K and its subsequent de-listing from the NASDAQ Stock Market. We had expected FIC to bring its filings current and pursue restoring its exchange listing by September 30, 2004. These events have not yet occurred. While we currently continue to have the ability and the intent to hold the stock indefinitely, we concluded that the additional uncertainty created by the late filings together with the lack of current financial information dictated that the decline should be viewed as other than temporary. The effect on our financial statetments as a result of this write-down was to reduce pre-tax income by $2,374,000, increase unrealized holding gains by $1,567,000 and increase our deferred tax liability by $807,000.

     Partially offsetting this write-down were gains resulting from the sale of available-for-sale equity securities. During the three and nine months ended September 30, 2004, we received proceeds of zero and approximately $1,118,000, respectively, and recognized gains of zero and $245,000, respectively, resulting from these sales.

     Additionally, during the three and nine months ended September 30, 2004, we recognized $122,000 and $366,000, respectively, of deferred gain related to the November 2001 sale and subsequent leaseback of real estate to Prime Medical. Due to our continuing involvement in the property, we deferred recognizing approximately $2,400,000 of the approximately $5,100,000 gain and are recognizing it in earnings, as a reduction of rent expense, monthly through November 2006. A total of $1,057,000 remains to be recognized in the coming twenty-six months. In addition, 15% of the gain ($760,000) related to our then 15% ownership in the purchaser, was deferred. As our ownership percentage in Prime declines through our sales of Prime common stock, we recognize these gains proportionately to our reduction of our interest in Prime. During the first nine months of 2004 and 2003, we recognized $56,000 and $8,000, respectively, of these deferred gains, leaving a balance of approximately $180,000 remaining to be recognized.

5.  GAIN ON FORGIVENESS OF DEBT

     We recorded zero and $76,000 during the three and nine months ended September 30, 2004, respectively, as gain on forgiveness of debt. This represents that amount of liability that was released in the respective period by participants in our loan to an affiliate, net of $15,000 interest due them from prior period payments made by Uncommon Care. Due to poor operating results, Uncommon Care was in default and not making scheduled payments under its loan agreement with us in which the participations had been sold. As a result, the loan participants released us from any obligations under the participation agreements. That portion of the releases entered into with related parties, totaling $114,000, was taken directly into equity. The effect of these transactions on our balance sheet for the period ended September 30, 2004 was to reduce the long-term liability account, "Payable under loan participation agreements", by $204,000.


6.  INVESTMENT IN AVAILABLE-FOR-SALE EQUITY SECURITIES

     A significant portion of this balance sheet account is comprised of our investment in FIC common stock. As mentioned in Footnote 4 above, during the current quarter, we recognized an "other than temporary" impairment loss and, accordingly, our cost basis in the 385,000 shares of FIC common stock we own was reduced from $14.67 per share to $8.50 per share. We classify all of these shares as securities available-for-sale and record temporary unrealized changes in their value, net of tax, in our balance sheet as part of Accumulated Other Comprehensive Income (Loss) in Stockholders' Equity. The effect of the "other than temporary" impairment loss of $2,374,000 was to reclassify from accumulated other comprehensive income the unrealized losses to realized losses in the statement of operations.

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


7.  INVESTMENT IN AVAILABLE-FOR-SALE FIXED INCOME SECURITIES

         We have invested primarily in U.S. government-backed securities with maturities varying from in one to three years, as well as two corporate bonds with Standard and Poor's ratings of no lower than B (investment grade).

8.  ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consists of the following:

                                       September 30           December 31
                                           2004                   2003
                                        (Unaudited)
                                     ------------------     ---------------
Commissions payable                     $ 827,000             $  964,000
Taxes payable                             127,000                116,000
Vacation                                  158,000                158,000
401(k) plan matching                      148,000                121,000
Other accrued liabilities                  25,000                126,000
                                        ---------              ---------
                                       $1,285,000             $1,485,000
                                        ==========            ==========


9.   NET INCOME PER SHARE

     Basic income per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted income per share reflects dilution from all contingently issuable shares, such as options and convertible debt. A reconciliation of earnings and weighted average shares outstanding used in the calculation of basic and diluted earnings per share from operations follows:

                                  For the Three Months Ended September 30, 2004
                                 ----------------------------------------------
                                      Income           Shares         Per Share
                                    (Numerator)     (Denominator)       Amount

Income (loss) from operations      $ (834,000)

Basic EPS
 Income (loss) available to
   common stockholders               (834,000)        2,589,000          $(0.32)
                                                                        =======

Diluted EPS
  Effect of dilutive securities            --                --
                                     ---------        ---------

  Income (loss) available to
    common stockholders and
    assumed conversions            $ (834,000)        2,589,000          $(0.32)
                                    =========         =========         =======

                                  For the Three Months Ended September 30, 2003
                                 -----------------------------------------------
                                      Income          Shares          Per Share
                                    (Numerator)    (Denominator)       Amount

Income from operations              $ 729,000

Basic EPS
  Income available to                 729,000         2,168,000          $ 0.34
    common stockholders                                                  ======

Diluted EPS
  Effect of dilutive securities            --          189,000
                                     ---------        ---------

  Income available to common
    stockholders and assumed
    conversions                      $ 729,000       2,357,000           $ 0.31
                                     =========       =========           ======




                                   For the Nine Months Ended September 30, 2004
                                  ---------------------------------------------
                                      Income           Shares         Per Share
                                    (Numerator)     (Denominator)      Amount

Income from operations              $ 549,000

Basic EPS
  Income available to                 549,000          2,523,000        $ 0.22
    common stockholders                                                 ======

Diluted EPS
  Effect of dilutive securities            --            300,000
                                     ---------        ----------

  Income available to common
    stockholders and assumed
    conversions                     $ 549,000          2,823,000         $ 0.19
                                    =========          =========         ======

                                   For the Nine Months Ended September 30, 2003
                                  ----------------------------------------------
                                      Income           Shares        Per Share
                                    (Numerator)     (Denominator)     Amount

Income from operations             $ 1,965,000

Basic EPS
  Income available to                1,965,000         2,146,000        $ 0.92
    common stockholders                                                 ======

Diluted EPS
  Effect of dilutive securities             --           138,000
                                     -----------       ----------

  Income available to common
    stockholders and assumed
    conversions                    $ 1,965,000         2,284,000         $ 0.86
                                    ===========        =========         ======



10.  SEGMENT INFORMATION

The Company's segments are distinct by type of service provided. Comparative financial data for the three and nine month periods ended September 30, 2004 and 2003 are shown as follows:

                                           Three months ended September 30,
                                               2004                    2003
                                             ----------             ---------
    Operating Revenue
        Financial services                  $ 3,846,000            $ 5,941,000
        Insurance services                    3,747,000              3,108,000
        Corporate                               100,000                400,000
                                             ----------             ----------
             Total Segment Revenues         $ 7,693,000            $ 9,449,000
                                             ==========             ==========

    Reconciliation to Consolidated
      Statement of Operations:
        Total segment revenues              $ 7,693,000            $ 9,449,000
        Less: Intercompany dividends           (100,000)              (400,000)
                                             ----------             ----------
              Total Revenues                $ 7,593,000            $ 9,049,000
                                             ==========             ==========

    Operating Income
       Financial services                    $  423,000             $  983,000
       Insurance services                     1,043,000                720,000
       Corporate                               (429,000)              (469,000)
                                              ---------              ---------
         Total segments operating income      1,037,000              1,234,000

                                                Three months ended September 30,
                                                 2004                 2003
                                               --------             ---------

  Loss on investments                          (2,374,000)                --
                                               ----------           ---------

  Income (loss) from operations before
    interest, income taxes and minority
    interest                                   (1,337,000)         1,234,000

  Interest income                                  99,000             59,000
  Other gain (loss)                                21,000            (33,000)
  Interest expense                                  2,000              5,000
  Income tax expense (benefit)                   (386,000)           474,000
  Minority interest                                     1             77,000
  Equity in gain of unconsolidated affiliates          --             25,000
                                                ---------           --------

  Net income (loss)                            $ (834,000)         $ 729,000
                                               ==========          =========







                                             Nine months ended September 30,
                                               2004                   2003
                                              --------              ---------
    Operating Revenue:

        Financial services                 $ 11,905,000           $ 14,777,000
        Insurance services                   10,273,000              7,832,000
        Corporate                             1,700,000              1,577,000
                                            -----------             ----------
             Total Segment Revenues        $ 23,878,000           $ 24,186,000
                                            ===========             ==========

    Reconciliation to Consolidated
      Statement of Operations:
        Total segment revenues             $ 23,878,000           $ 24,186,000
        Less: Intercompany dividends         (1,700,000)            (1,577,000)
                                            -----------             ----------
              Total Revenues               $ 22,178,000           $ 22,609,000
                                            ===========             ==========

    Operating Income
       Financial services                   $ 1,581,000            $ 2,416,000
       Insurance services                     2,567,000              1,769,000
       Corporate                             (1,441,000)            (1,345,000)
                                             ----------              ---------
    Total segments operating income           2,707,000              2,840,000

    Gain (loss) on investments               (2,130,000)                89,000
    Gain on forgiveness of debt                  76,000                     --
                                             ----------              ---------

                                               Nine months ended September 30,
                                                   2004               2003
                                                 ---------          --------


    Income from operations before interest,
      income taxes and minority interest         653,000            2,929,000

    Interest income                              254,000              229,000
    Other gain (loss)                             39,000              (55,000)
    Interest expense                               4,000                7,000
    Income tax expense                           392,000            1,207,000
    Minority interest                                  1              184,000
    Equity in gain of unconsolidated
      affiliates                                      --              260,000
                                                --------             --------

    Net income                                $  549,000          $ 1,965,000
                                                =========           =========





11.    SALE OF APS CONSULTING

     Effective November 1, 2003, APS Consulting was able to obtain third party financing and repay their note payable to us in exchange for our agreeing to discount the note by $35,000. We provided no guarantees or credit enhancements in connection with APS Consulting securing this financing. Accordingly, we no longer have a risk of loss related to these operations and have recognized the transaction as a divestiture. As a result, we ceased consolidation of APS Consulting financial statements effective November 1, 2003. Our consolidated statements of operations for the three and nine months ended September 30, 2003 have been adjusted to reflect this divestiture. Specifically, revenues of $990,000 and $2,662,000 have been reversed, expenses of $826,000 and $2,068,000 have been reversed, and the operating profit of $164,000 and $594,000 was reversed for the three and nine month periods ended September 30, 2003, respectively, from federal income taxes and minority interest. There was no change to the net income as of September 30, 2003 as a result of these reversals because, prior to the disposal transaction, we consolidated the division's operations, but recognized a 100% minority interest in its earnings. As the division had earnings in the prior period presented, there were no earnings attributable to discontinued operations, after adjustments made to reclassify its revenue, expenses and the related minority interest.

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

                                                Three Months Ended September 30,

                                                     2004                2003
                                                     ----                ----

 Net Income (loss) as reported                     $(834,000)          $729,000

 Deduct: Total additional stock-based employee
         compensation expense determined under
         fair value based method for all awards,
         net of related tax effects                  (77,000)           (59,000)
                                                   ---------           --------

         Pro forma net income (loss)               $(911,000)          $670,000
                                                   =========           ========

         Net income (loss) per share
                  Basic - as reported                 $(0.32)            $ 0.34
                                                      ======             ======
                  Basic - pro forma                   $(0.35)            $ 0.31
                                                      ======             ======
                  Diluted - as reported               $(0.32)            $ 0.31
                                                      ======             ======
                  Diluted - pro forma                 $(0.35)            $ 0.29
                                                      ======             ======







                                                 Nine Months Ended September 30,

                                                       2004              2003
                                                       ----              ----

 Net Income as reported                            $ 549,000         $1,965,000

 Deduct: Total additional stock-based employee
         compensation expense determined under
         fair value based method for all awards,
         net of related tax effects                 (250,000)          (178,000)
                                                    --------           --------

         Pro forma net income                      $ 299,000         $1,787,000
                                                    ========          ==========

         Net income per share
                  Basic - as reported                $ 0.22              $ 0.92
                                                     ======              ======
                  Basic - pro forma                  $ 0.12              $ 0.83
                                                     ======              ======
                  Diluted - as reported              $ 0.19              $ 0.86
                                                     ======              ======
                  Diluted - pro forma                $ 0.11              $ 0.78
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


     In September 2004, the FASB approved a Staff Position to delay the implementation of EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (" EITF 03-1"). EITF 03-1 provides guidance for determining when an investment is impaired and whether the impairment is other than temporary. EITF 03-1 also incorporates into its consensus the required disclosures about unrealized losses on investments announced by the EITF in late 2003 and adds new disclosure requirements relating to cost-method investments. The approved delay will apply to all securities within the scope of EITF 03-1 and is expected to end when new guideance is issued and comes into effect. The original requirements prescribed by EITF 03-1 and SAB 59 will remain in effect. We are currently monitoring the progress of this guidance as adoption of EITF 03-1 may have an effect on our financial position or results of operations.

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

     In addition, as of September 30, 2004, we have the following significant investments accounted for as available-for-sale securities: (1) we own approximately 555,000 shares of Prime Medical common stock, representing less than 3% of its outstanding common stock, and (2) we own 385,000 shares of Financial Industries Corporation, representing approximately 4% of its outstanding common stock. We account for these investments as available-for-sale securities, which means they are reflected on our consolidated balance sheets at fair value, and fluctuations in fair value are recognized as unrealized gains or losses excluded from earnings and reported as a separate component of stockholders' equity, net of income taxes. As discussed later in this report, we recorded an "other than temporary" impairment loss from market value declines in our FIC holdings totaling $2,374,000.

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

     Effective November 1, 2003, our former consulting subsidiary, APS Consulting, paid off the negotiated remainder of the note due us, allowing us to cease accounting for them as a variable interest entity. Consequently, we have reclassified the three and nine months ended September 30, 2003 income statements to reflect the disposition of APS Consulting.

     On September 4, 2003 we purchased from Financial Industries Corporation ("FIC")(OTC: FNIN.PK) and a foundation 339,879 shares of FIC's common stock as an investment. Earlier in 2003 we had purchased 45,121 FIC shares in the open market. The 385,000 shares represents an approximate 4% ownership in FIC. The aggregate purchase price was approximately $5,647,000, which was all sourced from our cash reserves. The shares purchased from FIC and the foundation are not registered, but are subject to a registration rights agreement requiring FIC's best efforts to register them within one year of the transaction. Due to FIC's delay in filing its 2003 Form 10-K and its March 31, 2004 and June 30, 2004 Forms 10-Q, it has not been able to register these shares and was delisted from the NASDAQ exchange in July, 2004. Through the quarter ended June 30, 2004, we determined that the unrealized losses of $2,075,000 resulting from the fair market value decline were temporary market declines and accordingly had recognized such unrealized losses in other comprehensive income (loss).

     By September 30, 2004, the value of our investment in FIC had declined significantly. On October 12, 2004, we determined that this decline in market price should be considered "other than temporary" as defined in Statements of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Consequently, we recorded a pretax charge to earnings of $2,374,000 in the current period. The charge reduces our cost basis in FIC from $5,647,000, or $14.67 per share, to $3,273,000, or $8.50 per share which is equal to the quoted market price of FIC shares on September 30, 2004. As discussed in our Form 10-Q dated June 30, 2004, we believe the decline in the market price of FIC has been brought about by its failure to file its 2003 Form 10-K and its subsequent de-listing from the NASDAQ Stock Market. We had expected FIC to bring its filings current and pursue restoring its exchange listing by September 30, 2004. These events have not yet occurred. While we currently continue to have the ability and the intent to hold the stock indefinitely, we concluded that the additional uncertainty created by the late filings together with the lack of current financial information dictated that the decline should be viewed as other than temporary. The effect on our financial statements as a result of this write-down was to reduce pre-tax income by $2,374,000, increase unrealized holding gains by $1,567,000 and increase deferred tax liability by $807,000. We will continue to closely monitor FIC's situation.

RESULTS OF OPERATIONS

REVENUES

     Revenues from operations decreased $1,456,000 (16%) and $431,000 (2%) in the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. Our income from continuing operations before interest, income taxes and minority interest decreased $2,571,000 and $2,276,000 (78%) in the current year three and nine months, respectively, compared to the same periods in 2003. Our net income decreased $1,563,000 and $1,416,000 (72%) in the current year three and nine months, respectively, compared to the same periods in 2003. Our diluted net income per share declined $0.61 and $0.67 (78%) in the current year three and nine months, respectively, compared to the same periods in 2003 as a result of the current quarter loss. The reasons for these changes are described below.

FINANCIAL SERVICES

     Our financial services revenues decreased $2,095,000 (35%) and $2,872,000 (19%) in the three and nine months ended September 30 2004, respectively, compared to the same periods in 2003. The decrease in both current year periods was due to lower commission revenues at APS Financial, the broker/dealer division of our financial services segment. APS Financial derives most of its revenue from trading in the fixed income market, both in investment and
non-investment   securities.   A  decline  in  customer   trading  activity  was
responsible for decreased revenues in the current quarter. This quarter experienced generally declining rates in the middle of the treasury curve. However, our investors still were hesitant to commit funds in the market amid the uncertainties of continually rising oil prices, health of the economy and labor force, foreign military commitments and costs, election year jitters and future Federal Reserve actions. Although still down from the previous year, there was evidence of increased interest and activity in non-investment grade bond markets, while the treasury and other high grade markets were marked with lackluster trading. Our results during the current quarter were consistent with many of the reported results of large public securities trading firms.

     Our financial services expense decreased $1,535,000 (31%) and $2,037,000 (16%) in the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. The primary reason for the current quarter decrease is a $1,336,000 (37%) and $1,680,000 (20%) decrease in commission expense in the current year three and nine months, respectively, compared to the same periods in 2003 resulting from the decrease in commission income mentioned above. In addition, incentive compensation costs were down $286,000 (54%) and $512,000 (39%) in the current year periods compared to the same periods in 2003 as a result of lower profits and higher minimum performance criteria placed upon management at APS Financial for 2004.

INSURANCE SERVICES

     Our insurance services revenues from our premium-based insurance management segment, APS Insurance Services, increased $639,000 (21%) and $2,441,000 (31%) in the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. The primary reason for the current year increase is the fact that management fee revenues increased $453,000 (25%) and $1,125,000 (21%) in the three and nine month periods ended September 30, 2004 compared to the same periods in 2003. These higher management fees are the result of an increase in earned premium of approximately $12.1 million for the year. Further contributing to the 2004 increase is a $123,000 (10%) and $1,120,000 (43%)
increase  in  respective   current  year  three  and  nine  month   pass-through
commissions earned by third party agents resulting from approximately $12.4 million in additional written premium this year compared to 2003. Net income is not affected by outside sales commissions as these agents are paid commissions equivalent to the revenue earned. Lastly, our risk management fees earned increased $68,000 (135%) and $169,000 (143%) in the current year periods compared to the same periods in 2003 as a result of a greater number of doctor groups receiving this service as well as an increase in the rate charged.

     Insurance services expenses increased $316,000 (13%) and $1,643,000 (27%) in the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. The current year increase is primarily due to the above-mentioned increase in respective current year three and nine month third party pass-through commissions paid. In addition, salaries expense was $48,000 (7%) and $195,000 (10%) higher in the three and nine months, respectively, as a result of personnel additions, including a high-level management position to help meet our growing financial reporting requirements, as well as normal annual merit raises. Also, depreciation and amortization expense increased $30,000 (97%) and $101,000 (128%) in the current three and nine months, respectively, primarily as a result of amortizing the non-compete agreement that was created upon the repurchase of the 20% minority interest in October, 2003. Partially offsetting these increases was a current quarter decrease in advertising. Advertising declined $19,000 (72%) and $121,000 (78%) in the current three and nine months as a result of re-branding efforts of the business during 2003.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses decreased $40,000 (9%) but increased $144,000 (11%) in the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. The current quarter decrease was due to lower legal and audit fees, the result of non-recurring expenses incurred in connection with our 2003 investment in Financial Industries. Partially offsetting this current year three month decline was a $28,000 increase in professional fees resulting from fees incurred in connection with Sarbanes-Oxley internal controls procedures. Current year nine month costs are higher due to increases in incentive compensation expense of $155,000 (68%) as the monthly accrual has been raised in order to better match anticipated annual earnings. The majority of last year's management incentive costs were expensed in the final quarter of 2003 as it was not until then that we were able to more accurately estimate 2003 earnings.


GAIN ON SALE OF ASSETS

     Gain on sale of assets primarily represents the recognition of deferred income. Approximately $760,000 of the $5,100,000 deferred gain on the sale of real estate to Prime Medical in 2001 was due to our ownership interest in Prime and is recognized upon the reduction of our ownership percentage in Prime Medical through the sale of its stock. In the first nine months of 2004, we recognized approximately $56,000 from the sale of Prime Medical common stock versus a gain of $8,000 in the same period of 2003.


GAIN (LOSS) ON INVESTMENTS

     The current three month loss was due to a write-down of our investment in Financial Industries common stock. During the quarter, we determined that the decline in market value of FIC common stock should be considered other than temporary and we recorded a pretax charge to earnings of $2,374,000 in the current period. This charge reduced our cost basis in FIC from $5,647,000, or $14.67 per share, to $3,273,000, or $8.50 per share which is equal to the quoted market price of FIC shares on September 30, 2004. As discussed in our Form 10-Q dated June 30, 2004, we believe the decline in the market price of FIC has been brought about by its failure to file its 2003 Form 10-K and its subsequent de-listing from the NASDAQ Stock Market. We had expected FIC to bring its filings current and pursue restoring its exchange listing by September 30, 2004. These events have not yet occurred. While we currently continue to have the ability and the intent to hold the stock indefinitely, we concluded that the additional uncertainty created by the late filings together with the lack of current financial information dictated that the decline should be viewed as other than temporary.

     Partially  offsetting  this  write-down was gains recorded  earlier in 2004
totaling  $245,000  resulting  from  the  sale  of   available-for-sale   equity
securities.

GAIN ON FORGIVENESS OF DEBT

     We recorded $76,000 in the nine months ended September 30, 2004 as a gain on forgiveness of debt. This represents that amount of liability that were released in the current year by participants in our loan to this affiliate, net of $15,000 in expenses associated with these releases. Due to poor operating results, Uncommon Care was in default and not making scheduled payments under its loan agreement with us in which the participations had been sold. As a result, the loan participants released us from any obligations under the participation agreements. That portion of the releases entered into with related parties, totaling $114,000, was taken directly into equity. The effect of these transactions on our balance sheet for the period ended September 30, 2004 was to reduce the long-term liability account, "Payable under loan participation agreements", by $204,000.


INTEREST INCOME

     Our interest income increased $40,000 (68%) and $25,000 (11%) in the three and nine month periods ended September 30, 2004 compared to the same periods in 2003. The current year three month increase was due to an increase in interest earned on securities traded at APS Financial resulting from holding securities in inventory for a longer period of time than normal.


OTHER INCOME  (LOSS)

     Our other income rose $54,000 and $94,000 for the three and nine months ended September 30, 2004, respectively compared to the same periods in 2003. The increase in the current year represents primarily management fees received from our former consulting division. In the same period in 2003, management fees from our former consulting division were eliminated from earnings since they were still consolidated and, as such, fees paid by them to us were eliminated as an inter-company item. In addition, inventory losses at APS Financial totaled $25,000 during the current year nine month period, which was $33,000 lower than the same period in 2003.

MINORITY INTERESTS

     During the first nine months of 2003, minority interests represented the combination of two outside interests in subsidiaries of the Company: a twenty percent interest in Insurance Services owned by FPIC Insurance Group, Inc. and a three percent interest in APS Asset Management, a subsidiary of the financial services subsidiary of the Company (APS Investment Services), owned by key individuals within APS Asset Management. Minority interests decreased in the current year due to the repurchase of the 20% minority interest in Insurance Services from the minority interest holder, FPIC Insurance Group effective October 1, 2003.


LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

     Our net working capital was $6,212,000 and $8,537,000 at September 30, 2004 and December 31, 2003, respectively. The decrease in the current year was due in part to cash used to purchase long-term available-for-sale fixed income and equity securities. Partially offsetting this was cash received from operations as well as tax refunds received in 2004 in excess of estimated tax payments made on 2004 earnings. Historically, we have maintained a strong working capital position and, as a result, we have been able to satisfy our operational and capital expenditure requirements with cash generated from our operating and investing activities. These same sources of funds have also allowed us to pursue investment and expansion opportunities consistent with our growth plans.

     Although there can be no assurance our operating activities will provide positive cash flow in 2004, we are optimistic that our working capital requirements will be met for the foreseeable future for the following reasons:
(1) our current cash position is very strong, with a balance of approximately $6.6 million comprising 26 percent of our total assets; (2) our investments in available-for-sale equity and fixed income securities could provide an additional $12.3 million should the need arise; and (3) we established a line of credit in November 2003 that is described below.

LINE OF CREDIT

     During November 2003, we established a $3.0 million line of credit with PlainsCapital Bank. The loan called for interest payments only to be made on any amount drawn until April 15, 2004, when the entire amount of the note, principal and interest then remaining unpaid, became due and payable. We have since renewed this line of credit for a period of one year following the April 15, 2004 maturity date. At September 30, 2004, there were no draws taken against this line of credit. We are in compliance with the covenants of the loan agreement, including requirements for a minimum of $5.0 million of unencumbered liquidity and a minimum 2 to 1 debt to worth ratio.

CAPITAL EXPENDITURES

     Our capital expenditures for equipment were $362,000 in the nine months of 2004. We expect capital expenditures in 2004 to be approximately $400,000, including $270,000 in improvements to our reporting software. Our 2004 capital expenditure budget is expected to be funded through cash on hand.

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

     In March 2004, the FASB reached a consensus on EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (" EITF 03-1"). EITF 03-1 provides guidance for determining when an investment is impaired and whether the impairment is other than temporary. EITF 03-1 also incorporates into its consensus the required disclosures about unrealized losses on investments announced by the EITF in late 2003 and adds new disclosure requirements relating to cost-method investments. The impairment accounting guidance is effective for reporting periods beginning after September 15, 2004 and the new disclosure requirements for annual reporting periods ending after September 15, 2004. We are currently evaluating the impact that adoption of the impairment guidance contained in EITF 03-1 may have on our financial position or results of operations.


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


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Items 2(a) through(d) are inapplicable.

         (e)  Stock Repurchases


                                                                                              (d)    Maximum
                                                                                                    Number of
                                                                                                   Shares (or
                                                                                                   Approximate
                                                                                                   Dollar Value)
                                                                          (c) Total Number        of Shares that
                                                                                of Shares           May Yet be
                                                                            Purchased as Part     Purchased Under
Period                         (a) Total Number        (b) Average             of Publicly          the Plans or
                                    of shares           Price Paid           Annonuced Plans         Programs
                                   Purchased (1)         per Share             or Programs
-------                             ---------            ----------           ------------         --------------

July 1, 2004-July 31, 2004          2,100                $  9.80                   --                     N/A
August 1, 2004-August 31, 2004      4,337                $  9.42                 4,215                 $1,960,000
Sept 1, 2004-Sept 30, 2004             76                $ 10.00                    76                 $1,959,000


(1) Of the total shares purchased 6,100 were purchased in open market transactions and 413 were purchased in private transactions. Our share repurchase program was announced August 17,2004 and authorizes the purchase of up to $ 2million of common stock.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              31.1      Section 302 Certification of Chief Executive Officer
              31.2      Section 302 Certification of Chief Financial Officer

              32.1      Section 906 Certification of Chief Executive Officer
              32.2      Section 906 Certification of Chief Financial Officer


         (b) Reports on Form 8-K.

                  Report filed Ocotber 15, 2004 concerning an other than temporary write-down totaling approximately $2.4 million of our investment in Financial Industries Corporation.