Form 10-K
period 2004-12-31
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 2005-03-30
CIK 724024

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
  X   Annual  Report  Pursuant to Section 13 or 15(d) of the  Securities
 ---  Exchange Act of 1934 for the fiscal year ended  December 31, 2004

      Transition Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

                         Commission File Number: 0-11453

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
             (Exact name of registrant as specified in its charter)

        Texas                                      75-1458323
(State or other jurisdiction of
incorporation or organization)        (I.R.S.  employer Identification No.)

1301 Capital of Texas Highway,
Suite C-300, Austin Texas                                      78746
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

                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     Indicate by check mark whether the registrant is an accelerated filer
   (as defined in Exchange Act Rule 12b-2) Yes __ No   X
                                                      ---
         State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of the last business day of the registrant's most recently completed second fiscal quarter.

              Aggregate Market Value at June 30, 2004: $19,396,226

     Indicate the number of shares outstanding of each of the registrant's class of common stock, as of the latest practicable date.
                                                        Number of Shares
                                                         Outstanding At
     Title of Each Class                                 March 10, 2005
     -------------------                                ----------------
  Common Stock, $.10 par value                             2,478,667

                       Documents Incorporated By Reference
    Selected portions of the Registrant's definitive proxy material for the 2005 annual meeting of shareholders are incorporated by reference into
    Part III of the Form 10-K.

                                TABLE OF CONTENTS
                                                                          PAGE

   PART I

   Item 1.     Business                                                      3

   Item 2.     Properties                                                   10

   Item 3.     Legal Proceedings                                            10

   Item 4.     Submission of Matters to a Vote of Security Holders          10

   PART II
   Item 5.       Market for Registrant's Common Equity, Related Stockholder
                    Matters and Issuer Purchases of Equity Securities       10

   Item 6.     Selected Financial Data                                      12

   Item 7.     Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                              13

   Item 7A. Quantitative and Qualitative Disclosures about Market Risk      24

   Item 8.     Financial Statements and Supplementary Data                  25

   Item 9.    Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure                                25

   Item 9A. Controls and Procedures                                         25

   Item 9B. Other Information                                               25

   PART III
   Item 10.  Directors and Executive Officers of the Registrant             26

   Item 11.  Executive Compensation                                         26

   Item 12.  Security Ownership of Certain Beneficial Owners and
                     Management and Related Stockholder Matters             26

   Item 13.  Certain Relationships and Related Transactions                 26

   Item 14.  Principal Accountant Fees and Services                         26

   PART IV
   Item 15.  Exhibits and Financial Statement Schedules                     26
         SIGNATURES                                                         29
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

         EX-31.1   (Certification of Chief Executive Officer)

         EX-31.2   (Certification of Chief Financial Officer)

         EX-32.1   (Certification of Chief Executive Officer)

         EX-32.2   (Certification of Chief Financial Officer)

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.

                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004



References in this report to "we", "us", "our", and the "Company" mean American Physicians Service Group, Inc.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     We, through our subsidiaries, provide services that include brokerage and investment services to individuals and institutions, and management and agency services to malpractice insurance companies.

     We were organized in October 1974 under the laws of the State of Texas. Our principal executive office is at 1301 Capital of Texas Highway, Suite C-300, Austin, Texas 78746, and our telephone number is (512) 328-0888. Our website is www.amph.com. We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC").

     Financial information about our industry segments is disclosed in Note 16 to our accompanying Consolidated Financial Statements in Appendix A.

OUR FINANCIAL SERVICES

     Through our subsidiaries, APS Financial Corporation, or APS Financial, and APS Asset Management, Inc., or Asset Management, we provide investment and investment advisory services to institutions and individuals throughout the United States. Our revenues from this segment were 52%, 64% and 59% of our total revenues in 2004, 2003 and 2002, respectively.

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

     Every registered broker/dealer doing business with the public is subject to stringent rules with respect to net capital requirements promulgated by the

Securities and Exchange Commission, or SEC. These rules, which are designed to measure the financial soundness and liquidity of broker/dealers, specify minimum net capital requirements. Because we (as opposed to APS Financial) are not a registered broker/dealer, we are not subject to these rules. However, APS Financial is subject to these rules. Compliance with applicable net capital requirements could limit APS Financial's operations, such as limiting or prohibiting trading activities that require the use of significant amounts of capital. A significant operating loss or an extraordinary charge against net capital could adversely affect the ability of APS Financial to expand or even maintain its present levels of business. At February 28, 2005, APS Financial was in compliance with all applicable net capital requirements.

     APS Financial clears its transactions through Southwest Securities, Inc., or Southwest, on a fully disclosed basis. Southwest also processes orders and floor reports, matches trades, transmits execution reports to APS Financial and records all data pertinent to trades. APS Financial pays Southwest a fee based on the number and type of transactions.

     Asset Management, a registered investment adviser under the Investment Advisers Act of 1940, was formed and registered with the SEC in 1998. We formed Asset Management to manage fixed income and equity assets for institutional and individual clients on a fee basis. Asset Management's mission is to provide clients with investment results within specific client-determined risk parameters.

OUR INSURANCE SERVICES

     APS Insurance Services, Inc., or Insurance Services, is a wholly-owned subsidiary of ours. Prior to October 1, 2003, we owned 80% of Insurance Services. On October 1, 2003 we acquired the remaining 20% minority interest in Insurance Services for approximately $2.0 million in cash (see Note 14 to our consolidated financial statements included herein). Insurance Services, through its wholly-owned subsidiaries APS Facilities Management, Inc., dba APMC Insurance Services, Inc., or FMI, and American Physicians Insurance Agency, Inc., or Agency, provides management and agency services to medical malpractice insurance companies. Our revenues from this segment contributed 48%, 36% and 41% of our total revenues in 2004, 2003 and 2002, respectively.

     Substantially all of our revenue from this segment was attributable to FMI providing management services to American Physicians Insurance Exchange, or APIE, a reciprocal insurance exchange, wholly-owned by its subscriber physicians. A reciprocal insurance exchange is an organization that sells insurance only to its subscribers, who pay, in addition to their annual insurance premiums, a contribution to the exchange's surplus. These exchanges generally have no paid employees but instead enter into a contract with an "attorney-in-fact" that provides all management and administrative services for the exchange. As the attorney-in-fact for APIE, FMI receives a percentage of the earned premiums of APIE, as well as a portion of APIE's profits. The amount of these premiums can be adversely affected by competition. Substantial underwriting losses, which might result in a curtailment or cessation of operations by APIE, would also adversely affect FMI's revenue and, accordingly, our revenue. To limit possible underwriting losses, APIE currently reinsures its risk in excess of $250,000 per medical incident. APIE offers medical professional liability insurance for physicians in Texas and Arkansas. FMI's assets are not subject to any insurance claims by policyholders of APIE.

     APIE was organized in 1975, and FMI has been its exclusive manager since its inception. The management agreement between FMI and APIE provides for full management by FMI of the affairs of APIE under the direction of APIE's physician board of directors. Subject to the direction of this board, FMI sells and issues policies, investigates, settles and defends claims, and otherwise manages APIE's affairs. In consideration for performing its services, FMI receives a percentage fee based on APIE's earned premiums (before payment of reinsurance premiums), as well as a portion of APIE's profits. FMI pays salaries and personnel related expenses, rent and office operations costs, information technology costs and many other operating expenses of APIE. APIE is responsible for the payment of all claims, claims expenses, peer review expenses, directors' fees and expenses, legal, actuarial and auditing expenses, its taxes, outside agent commissions and certain other specific expenses. Under the management agreement, FMI's authority to act as manager of APIE is automatically renewed each year unless a majority of the subscribers to APIE elect to terminate the management agreement by reason of an adjudication that FMI has been grossly negligent, has acted in bad faith or with fraudulent intent or has committed willful misfeasance in its management activities. Termination of FMI's management agreement with APIE would have a material adverse effect on us.

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

     The management agreement with FMI obligates APIE to pay management fees to FMI based on APIE's earned premiums before payment of reinsurance premiums. The management fee percentage is 13.5% with the provision that any profits of APIE will be shared equally with FMI so long as the total payment (fees and profit sharing) does not exceed a cap based on premium levels. In 2004, 2003, 2002, 2001 and 2000, management fees attributable to profit sharing were $1,929,000, $722,000, $0, $0 and $0, respectively. While APIE was profitable in 2001 and 2002 there was no profit sharing with FMI due to the management agreement requiring that prior year losses be applied against future pretax income. Only after prior year losses are completely offset can FMI then share equally the profits at APIE.

     The following table presents selected financial and other data for APIE:



                                                                        Years Ended December 31,
                                                       2004            2003           2002           2001            2000
                                                       ----            ----           ----           ----            ----
                                                           (Unaudited, in thousand, except for number of insureds)

Earned premiums before reinsurance premiums           $64,296         $51,904        $46,078        $35,866         $29,057
Total assets                                          131,152         102,728         80,721         64,557          66,348
Total surplus                                          21,238          15,783         12,985         11,475          10,014
Management fees (including profit sharing)
 and commissions (1)                                   10,604           7,789          6,221          5,084           4,002
Number of insureds                                      3,623           3,073          3,181          3,101           3,178


          (1) This amount includes management fees and commissions paid to FMI and Agency in addition to commissions of $1, $513, $3,103, $2,886 and $1,898 in 2004, 2003, 2002, 2001 and 2000,
                  respectively, paid to other carriers directly related to APIE's controlled business.

OUR OTHER INVESTMENTS

     At December 31, 2004, we owned less than 2% of the outstanding common stock of HealthTronics, Inc, or HealthTronics (successor by merger to Prime Medical Services, Inc.), having reduced our ownership from 15% with the sale of 1,591,000 shares during 2002. Prior to that sale we recorded our pro-rata share of HealthTronics' earnings using the equity method of accounting. As a result of our reduced ownership, we now account for our investment as an available-for-sale equity security, with changes in market value, net of tax, reflected in shareholders' equity as "accumulated other comprehensive income." HealthTronics is the largest provider of lithotripsy services in the United States, currently servicing approximately 830 hospitals and surgery centers in 47 states. Lithotripsy is a non-invasive method of treating kidney stones through the use of shock waves. HealthTronics is also an international supplier of specialty vehicles for the transport of high technology medical, broadcast/communications and homeland security equipment. At December 31, 2004, our investments in HealthTronics securities include common stock and fixed income securities with an aggregate fair market value of $6,844,000 and a cost basis of approximately $2,788,000. A material decline in the value of this investment could have a material adverse effect on our financial condition and results of operations.

     The common stock of HealthTronics is quoted on the NASDAQ National Market under the symbol "HTRN". HealthTronics is a Georgia corporation and is required to file annual, quarterly and other reports and documents with the SEC. The summary information in the accompanying consolidated financial statements regarding HealthTronics is qualified in its entirety by reference to such reports and documents. Such reports and documents may be examined and copies may be obtained from the SEC.

     On June 4, 2003 we purchased from Financial Industries Corporation ("FIC")(OTC: FNIN.PK) and foundation 339,879 shares of FIC's common stock as an investment. Earlier in 2003 we had purchased 45,121 FIC shares in the open market. The 385,000 shares represent an approximate 4% ownership in FIC. The aggregate purchase price was approximately $5,647,000, which was all sourced from our cash reserves. The shares purchased from FIC and the foundation are not registered, but are subject to a registration rights agreement requiring FIC's best efforts to register them within one year of the transaction. Due to FIC's delay in filing its 2003 Form 10-K and its March 31, 2004, June 30, 2004 Forms 10-Q, it has not been able to register these shares and was delisted from the NASDAQ exchange in July 2004. Subsequently, FIC was delinquent in filing its September 30, 2004 Form 10-Q.

     By September 30, 2004, the value of our investment in FIC had declined significantly. On October 12, 2004, we determined that this decline in market price was "other than temporary" as defined in Statements of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Consequently, we recorded a pretax charge to earnings of $2,374,000 in the third quarter 2004. The charge reduced our cost basis in FIC from $5,647,000, or $14.67 per share, to $3,273,000, or $8.50 per share, which is equal to the quoted market price of FIC shares on September 30, 2004. By December 31, 2004, the value of our investment in FIC had declined further. On December 31, 2004, we determined that this decline in market price should be considered "other than temporary". Consequently, we recorded a pretax charge to earnings of $193,000 in the fourth quarter 2004. The charge reduced our cost basis in FIC from $3,273,000, or $8.50 per share, to $3,080,000, or $8.00 per share, which is equal to the quoted market price of FIC shares on December 31, 2004.

     As discussed in our Forms 10-Q dated June 30 and September 30, 2004, we believe the decline in the market price of FIC has been brought about by its failure to file its 2003 Form 10-K and its subsequent de-listing from the NASDAQ Stock Market. We had expected FIC to bring its filings current and pursue restoring its exchange listing but these events have not yet occurred. While we currently continue to have the ability and the intent to hold the stock indefinitely, we concluded that the additional uncertainty created by the late filings together with the lack of current financial information dictated that the decline should be viewed as other than temporary. We will continue the policy during 2005 of monitoring and evaluating the situation at FIC and further determining if changes in fair market value of the investment are temporary or "other than temporary".

     As part of our initial acquisition of FIC common stock, we were granted an option to purchase an additional 323,000 shares of FIC's common stock at $16.42 per share. There is a significant revenue-related performance requirement that must be met before this option is exercisable. We have assigned no value to this option.

     FIC is a Texas corporation and is required to file annual, quarterly and other reports and documents with the SEC. (The summary information in the accompanying consolidated financial statements regarding FIC is qualified in its entirety by reference to such reports and documents.) Such reports and documents, prior to December 31, 2003, may be obtained from the SEC.


DISCONTINUED OPERATIONS

     Effective November 1, 2002, we completed the sale of APS Consulting to its management as we determined the division's operations were not consistent with our long-term strategic plan. We sold all of our APS Consulting shares for a de minimus amount of cash plus a $250,000 seven-year term note at the prime rate plus 3%. Our existing contract, which was entered into on October 1, 2002, states that we will provide administrative support services to APS Consulting for a period of approximately seven years remains in effect. Our fees that we will provide under this contract are dependent on APS Consulting's pre-tax earnings but may not be less than $200,000 or more than $518,000 over the life of the agreement. Because we were dependent upon the future successful operation of the division to collect our proceeds from the disposal and because we had a security interest in the assets of the division, we had retained a sufficient risk of loss to preclude us from recognizing the divestiture of APS Consulting under the guidance of FASB Interpretation No 46. Accordingly, we did not recognize the divestiture of APS Consulting and continued to consolidate the division as an entity in which we have a variable interest that will absorb the majority of the entity's operating losses if they occurred.

     Effective November 1, 2003, APS Consulting was able to obtain third party financing and repay their note payable to us in exchange for our agreeing to discount the note by $35,000. We provided no guarantees or credit enhancements in connection with APS Consulting securing this financing. Accordingly, we no longer have a risk of loss related to these operations and have recognized the transaction as a divestiture. As a result, we ceased consolidation of APS Consulting financial statements effective November 1, 2003. In addition, we were able to recognize a gain of $27,000, net of tax, and administrative support fees totaling $47,000 in 2004 and $98,000 in 2003.


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

     APIE competes with several insurance carriers, including Medical Protective Insurance Company, Texas Medical Liability Trust, ProAssurance, The Doctors Company, Advocate MD and the Texas Medical Liability Insurance Underwriting Association (JUA), which is the State sponsored insurer of last resort. APIE does not have the capacity to write the volume of business equal to that of the other major carriers. Great focus has been given to the area of underwriting and the selection of our insured physicians. With the successful passing of tort reform in late 2003, there is an increased likelihood of additional companies re-entering the Texas market. APIE anticipates maintaining its market share through a combination of unique and tailored coverages, and a continued commitment to claims, risk management and underwriting services.

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

REVENUES AND INDUSTRY SEGMENTS

     The information required by Regulation S-K Items 101(b) and 101(d) related to financial information about segments and financial information about sales contained in Note 16 of our consolidated financial statements, which are included in this Annual Report on Form 10-K.

EMPLOYEES

     At March 1, 2005, we employed, on a full time basis, approximately 109 persons, including 56 by Insurance Services, 44 by APS Financial and Asset Management, and 9 directly by us. We consider our employee relations to be good. None of our employees are represented by a labor union and we have experienced no work stoppages.

Executive Officers

     As of March 15, 2005, our executive officers were as follows:

Name                      Age       Position
------                    ---       --------

Kenneth S. Shifrin        55        Chairman of the Board, President and
                                      Chief Executive Officer

William H. Hayes          57        Senior Vice President -Finance, Secretary,
                                      and Chief Financial Officer

Maury L. Magids           40        Senior Vice President - Insurance

Thomas R. Solimine        46        Controller

     Our officers serve until the next annual meeting of our directors and until their successors are elected and qualified (or until their earlier death, resignation or removal).

     Mr. Shifrin has been our Chairman of the Board since March 1990. He has been our President and Chief Executive Officer since March 1989 and he was President and Chief Operating Officer from June 1987 to February 1989. He has been a director of ours since February 1987. From February 1985 until June 1987, Mr. Shifrin served as our Senior Vice President - Finance and Treasurer. Mr. Shifrin also has been a director of Financial Industries Corporation since June 2003 and was Chairman of the Board of Prime Medical Services, Inc. from October 1989 until November 2004. With the merger of Prime Medical and HealthTronics, Mr. Shifrin became Vice-chairman of the Board of HealthTronics in November 2004. Mr. Shifrin is a member of the World Presidents Organization.

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

     There are no family relationships, as defined, among any of our executive officers, and there is no arrangement or understanding between any of our executive officers and any other person pursuant to which he or she was selected as an officer. Each of our executive officers was elected by our board of directors to hold office until the next annual election of officers and until his or her successor is elected and qualified or until his or her earlier death, resignation or removal. Our board of directors elects our officers in conjunction with each annual meeting of our shareholders.

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

     We also make available free of charge on or through our website (http://www.amph.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 2.  PROPERTIES

     We  lease   approximately   23,000   square  feet  of  office   space  from
HealthTronics in an office project at 1301 Capital of Texas Hwy., Suite C-300, Austin, Texas as our principal executive offices.

     We also lease office space for our financial services subsidiary at 1011 Hwy 6 South, Suite 120, Houston, Texas, and 7981 168th Ave, N.E. Suite 108, Redmond, Washington.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.



                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock is currently listed on the NASDAQ Small Cap Market under the symbol AMPH. The following table sets forth the range of the quarterly high and low bid prices for the last three fiscal years.


                                           2004                    2003
                                      --------------          --------------
                                      High        Low         High       Low
                                      ----       ----         ----      ----

First Quarter                        $14.08      $8.31        $4.29     $3.51

Second Quarter                       $14.92      $8.51        $5.49     $3.58

Third Quarter                        $10.24      $8.50        $5.67     $4.51

Fourth Quarter                       $10.49      $9.51        $10.77    $5.10

     There were approximately 250 holders of record of our common stock on March 1, 2005.

     In 2004, we declared a cash dividend of $.20 per share of common stock amounting to a total cash outlay of approximately $518,000. Prior to 2004, we have never declared or paid any cash dividends on our common stock. Our policy has been to retain our earnings to finance growth and development, and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of any dividends on the Common Stock would be at the sole discretion of our Board of Directors, subject to our financial condition, capital requirements, future prospects and other factors deemed relevant.

     The following table represents securities authorized for issuance under equity compensation plans, as described in Note 12 to the consolidated financial statements at December 31, 2004, included herein.


                                        Equity Compensation Plan Information

------------------------------------------------------------------------------------------------------------------------------------

Plan Category           Number of securities to be           Weighted-average exercise            Number of securities remaining
                        issued upon exercise of                price of outstanding             available for future  issuance under
                         outstanding options,                   options, warrants                  equity compensation plans.
                         warrants and rights.                      and rights.                   Excluding securities refelcted in
                                                                                                           column (a)
------------------------------------------------------------------------------------------------------------------------------------
                                 (a)                                    (b)                                   (c)
------------------------------------------------------------------------------------------------------------------------------------
Equity Compensation
plans approved by              721,000                                 $6.04                                149,000
security holders
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved by
security holders                none                                   none                                   none
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Total                         721,000                                  $6.04                                149,000
------------------------------------------------------------------------------------------------------------------------------------



      The following table represents stock repurchases during the fourth quarter of 2004:


                                                                                              (d)    Maximum
                                                                                                    Number of
                                                                                                   Shares (or
                                                                                                   Approximate
                                                                                                   Dollar Value)
                                                                          (c) Total Number        of Shares that
                                                                                of Shares           May Yet be
                                                                            Purchased as Part     Purchased Under
Period                         (a) Total Number        (b) Average             of Publicly          the Plans or
                                    of shares           Price Paid           Annonuced Plans         Programs
                                   Purchased (1)         per Share             or Programs
-------                             ---------            ----------           ------------         --------------

Oct. 1, 2004-Oct. 31, 2004              4                $ 10.00                     4                $1,959,000
Nov. 1, 2004-Nov. 30, 2004          7,900                $  9.86                 7,900                $1,883,000
Dec. 1, 2004-Dec. 31, 2004         14,899                $ 10.20                14,899                $1,733,000



(1) Of the total shares purchased 10,799 were purchased in open market transactions and 12,004 were purchased in private transactions. Our share repurchase program was announced August 17, 2004 and authorizes the purchase of up to $2 million of common stock.

ITEM 6.  SELECTED FINANCIAL DATA

       The following selected financial data should be read in conjunction with our Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of this Annual Report.



                                                   2004              2003               2002              2001             2000
                                                -------------    --------------     --------------     ------------     ------------
Selected Income Statement Data:

  Revenues                                        $ 32,021          $ 30,449           $ 23,077         $ 20,036         $ 15,370

  Income from continuing operations
    before interest, income taxes,
    minority interests and equity in
    loss of unconsolidated affiliates                3,097             4,090              5,554              851           (5,198)

  Income from continuing operations                  2,152             2,772              3,156           (1,568)          (5,451)

  Net income                                       $ 2,152           $ 2,799            $ 3,411           $ (578)        $ (4,774)


Per Share Amounts:

  Basic: Income from continuing
    operations                                      $ 0.85            $ 1.26             $ 1.42          $ (0.85)         $ (2.19)

  Net income                                          0.85              1.27               1.53            (0.25)           (1.92)

  Diluted: Income from continuing
    operations                                        0.76              1.13               1.35            (0.85)           (2.19)

  Net income                                        $ 0.76            $ 1.14             $ 1.45          $ (0.25)         $ (1.92)

  Diluted weighted average shares
    outstanding                                      2,838             2,449              2,345            2,343            2,490

  Cash dividends                                   $  0.20                --                 --               --               --


Selected Balance Sheet Data:

  Total assets                                    $ 30,443          $ 25,638           $ 24,981         $ 21,660         $ 24,796

  Long-term obligations                              1,133             1,576              2,665            4,489            6,783

  Total liabilities                                $ 6,229           $ 6,532            $ 7,455          $ 8,869         $ 11,433

  Minority interests                                     1                 -                384              124              111

  Total equity                                    $ 24,213          $ 19,106           $ 17,142         $ 12,667         $ 13,252


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     Our statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions or strategies regarding the future. You should not place undue reliance on forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those in the forward-looking statements. In addition to any risks and uncertainties specifically identified in the text surrounding the forward-looking statements, you should consult our reports on Forms 10-Q and our other filings under the Securities Act of 1933 and the Securities Exchange Act of 1934, for factors that could cause our actual results to differ materially from those presented.

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

     In addition, as of December 31, 2004, we have the following significant investments accounted for as available-for-sale securities: (1) we own approximately 555,000 shares of HealthTronics common stock, representing approximately 2% of its outstanding common stock, (2) we own 385,000 shares of Financial Industries Corporation, representing approximately 4% of its outstanding common stock. Our policy is to account for investments as available-for-sale securities. This requires that we assess fluctuations in fair value and determine whether these fluctuations are temporary or "other than temporary" as defined in Statements of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Temporary changes in fair value are recognized as unrealized gains or losses excluded from earnings and reported as a separate component of stockholder's equity, net of income taxes. Should a decline in an investment be deemed other than temporary, as was the case with our investment in FIC during the third and fourth quarters of 2004, pretax charges to earnings will be taken in the period in which the impairment is considered to be other than temporary.

     We also invested approximately $4,903,000 from surplus cash in low risk governmental and corporate fixed income securities. These securities are carried at fair value with unrealized gains and losses, net of taxes, reported in equity as a component of accumulated other comprehensive income. As above, we would recognize an impairment charge to earnings in the event a decline in fair value below the cost basis of one of these investments is determined to be other-than-temporary.

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

     Our financial services revenues are composed primarily of commissions on securities trades. Revenues related to securities transactions are recognized on a trade date basis.

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

     We account for our equity and fixed income securities as available-for-sale. In the event a decline in fair value of an investment occurs, management may be required to determine if the decline in market value is other than temporary. Management's assessments as to the nature of a decline in fair value are based on the quoted market prices at the end of a period, the length of time an investment's fair value has been in decline and our ability and intent to hold the investment. If the fair value is less than the carrying value and the decline is determined to be other than temporary, an appropriate write-down is recorded against earnings.

RESULTS OF OPERATIONS

OVERVIEW AND BUSINESS OUTLOOK

     In 2004, we saw substantial improvement in operating income from our insurance services segment compared to 2003. While revenues and operating income were down in our financial services segment in 2004 compared to 2003, its financial results still proved to be the second best in its history. As we look forward to 2005, there are both opportunities and impediments to continued growth.

     APS Financial, the broker/dealer division of our financial services segment, recorded a solid year in 2004 but fell short of the record year it enjoyed in both revenues and net profit in 2003. The market for investment grade fixed income securities was negatively impacted by low treasury rates while a rich high yield market led to low spreads for non-investment grade securities, leading to lower demand for both products. Improving upon 2004 will depend upon a combination of more favorable bond market conditions as well as continued minimal loss of personnel and growth of clients. Non-variable operating expenses will certainly be higher in 2005 as a result of Sarbanes-Oxley compliance requirements despite the recent SEC deferral of SOX 404 reporting for non-accelerated filers until December 2006.

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

     APS Insurance Services enjoyed a record year in 2004 in both revenues and operating income. Total surplus at APIE grew almost 28% in 2004 compared to 2003. If APIE's surplus continues to grow, this would continue to increase the financial strength of the company and its capacity to write new business and therefore increase the amount of profit in which we would be able to share. For 2005, we expect non-variable operating expenses to remain consistent, with the exception of professional fees, which will be much higher as a result of Sarbanes-Oxley compliance requirements.

     The insurance segment is greatly affected by the profitability of the medical malpractice insurance company that we manage. Significant increases in claims brought against our insured doctors would negatively affect the profitability of APIE, and consequently, the amount of profit, if any, we would be able to share in. This risk has been reduced by lowering the limits of liability on the physicians APIE insures coupled with providing policies that cap our overall exposure. Further, there was passage of tort and insurance reform in the State of Texas in 2003. The new legislation capped non-economic damages and placed restrictions on mass litigation. As a result of tort reform, competitors have begun to re-enter the State of Texas, which could result in pressure to lower rates or a reduction in the number of insurance policies written by APIE.

2004 COMPARED TO 2003

     Revenues from operations increased $1,572,000 (5%) compared to 2003. Our operating income increased $1,381,000 (35%) to $5,344,000 in 2004 compared to $3,963,000 in 2003. Our net earnings decreased $647,000 (23%) in 2004 to a total of $2,152,000 compared to net earnings of $2,799,000 in 2003. Our diluted earnings per share decreased to $0.76 in 2004 compared to $1.14 in 2003. The reasons for these changes are described below.

FINANCIAL SERVICES

     Our financial services revenues decreased $2,918,000 (15%) in 2004 compared to 2003. Although commission revenues in 2004 were the second highest in APS Financial's twenty-three year history, they were down compared to 2003, which saw record commission revenues at APS Financial. Our broker/dealer derives most of its revenue from trading in the fixed income market, both in investment and non-investment grade securities. Revenue from both grade securities was lower. Investment grade markets are typically linked to treasury rates, which continued to trade in 2004 at a historically low yield levels. Customers have been cautious on committing funds, particularly to longer maturing instruments, thus negatively impacting trading revenues. Also, in 2004 the U.S. high yield markets were almost universally considered over-valued, trading at historically low spreads to treasuries. Again, this contributed to a reluctance of our customers to commit funds, and contributed to lower revenues.

     Our financial services expense decreased $2,046,000 (12%) in 2004 compared to 2003. The primary reason for the current year decrease is a $1,714,000 (15%) decrease in commission expense resulting from the decrease in commission revenue at APS Financial mentioned above. In addition, net profits before management incentive costs decreased at APS Financial by $1,284,000 (29%) resulting in a $530,000 (33%) decrease in the current year formula driven incentive compensation costs. Partially offsetting these decreases was an increase in payroll costs of $108,000 (8%) in 2004 resulting from normal annual merit raises as well as the hiring of two new full-time positions. In addition, there were relatively minor current year increases in employee benefits, professional fees and information services.

INSURANCE SERVICES

     Our insurance services revenues from our premium-based insurance management segment, APS Insurance Services, increased $4,490,000 (41%) in 2004 compared to 2003. One of the primary reasons for the current year growth is an increase of $1,207,000 (167%) in profits shared with APIE. The total amount of profit sharing recognized in 2004 was $1,929,000, all of which was recognized during the fourth quarter of 2004, after profit sharing goals were attained. In 2003, we recognized all of that year's total of $722,000 in profit sharing during the fourth quarter as well. As the certainty of profits at APIE cannot be fully known until an end-of-year actuarial analysis by independent actuaries, we cannot predict what, if any, profits will be available to us until this analysis is complete. Another main reason for the growth in revenues in 2004 was a $1,607,000 (23%) increase in management fees resulting from greater insurance premium volumes. Earned premium increased at APIE by 24% in 2004 compared to 2003 primarily as a result of new business and strong retention of our existing business in the current year. Lastly, commission income increased $1,435,000 (47%) in 2004 compared to 2003, resulting from approximately $15,040,000 in additional written premium in the current year. As noted below, commissions paid to third party independent agents increased by an equivalent amount, resulting in no impact on net income.

     Insurance services expenses at our insurance management subsidiary increased $1,976,000 (23%) in 2004 compared to 2003. The current year increase is primarily due to the $1,435,000 (47%) increase in commissions paid to third party independent agents. In addition, payroll expense increased $208,000 (8%) and formula driven incentive compensation expense increased $206,000 (39%) in 2004 compared to 2003. Payroll expense was up in the current year due primarily to normal annual merit raises in addition to personnel additions made in the latter half of 2003 that were expensed the entire year in 2004. Among the additions was a high-level management position to help meet our growing financial reporting requirements. The increase in formula driven incentive compensation cost was the result of an increase in segment operating profits. Excluding incentive compensation costs, pre-tax profits at our insurance segment rose $2,679,000 (95%). Lastly, depreciation and amortization costs were $102,000 (74%) higher in 2004 compared to 2003 as a result of amortizing the non-compete agreement that was created upon the repurchase of the 20% minority interest in October, 2003 for a full year compared to only three months in 2003. Partially offsetting these increases was a $176,000 (79%) decrease in advertising in 2004 compared to 2003, a result of re-branding efforts of the business performed in 2003.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased $309,000 (23%) in 2004 compared to 2003. The current year increase was primarily due to higher incentive compensation expense which was $126,000 (19%) greater in 2004 on substantially higher operating income in the current year. Other professional fees were $40,000 (136%) higher in 2004 primarily as a result of fees incurred in connection with Sarbanes-Oxley internal control procedures. Also, director's fees increased $59,000 (64%) as a result of a higher fee structure implemented in 2004 as well as an increased number of board and committee meetings compared to 2003. Partially offsetting these increases was a decrease in legal fees of $29,000 (32%) in 2004, the result of non-recurring fees incurred in 2003 in connection with our investment in Financial Industries Corporation, or FIC.

GAIN ON SALE OF ASSETS

     Gain on sale of assets primarily represents the recognition of deferred income. Approximately $760,000 of the $5,100,000 deferred gain on the sale of real estate to Prime Medical (its name prior to the merger with HealthTronics, Inc.) in 2001 was due to our ownership interest in Prime Medical and is recognized upon the reduction of our ownership percentage in Prime Medical through the sale of its stock. In 2004, we recognized approximately $56,000 from the sale of a higher number of shares of Prime Medical common stock versus 2003, when a gain of $8,000 was recorded.

GAIN ON SALE OF INVESTMENTS

     Gain on the sale of investment increased $118,000 (93%) in 2004 compared to
2003  as  a  result   of  gains   from  the  sale  of  a   greater   number   of
available-for-sale equity securities sold in the current year.

LOSS FROM IMPAIRMENT OF INVESTMENT

     The current year loss was due to a write-down of our investment in FIC common stock. During 2004 in accordance with SFAS 115, we determined that the decline in market value of FIC common stock was other than temporary and we recorded pretax charges to earnings totaling $2,567,000. These charges reduced our cost basis in FIC from $5,647,000, or $14.67 per share, to $3,080,000, or $8.00 per share which is equal to the quoted market price of FIC shares on December 31, 2004. We believe the decline in the market price of FIC has been brought about by its failure to file its 2003 Form 10-K and its subsequent de-listing from the NASDAQ Stock Market. We had expected FIC to bring its filings current and pursue restoring its exchange listing but these events have not yet occurred. While we currently continue to have the ability and the intent to hold the stock indefinitely, we have concluded that the additional uncertainty created by the late filings together with the lack of current financial information dictates that the decline should be viewed as other than temporary.

AFFILIATES EARNINGS (LOSS)

     Our equity in the earnings of Prime Medical (its name prior to the merger with HealthTronics, Inc.) was zero in 2004 as well as in 2003 as we no longer account for our investment in Prime Medical using the equity method of accounting, as was the case in the first quarter of 2002 when we recorded $186,000 in equity earnings. As of March 19, 2002, we ceased accounting for our investment in Prime Medical using the equity method of accounting because (1) on January 1, 2002, Kenneth S. Shifrin, our Chairman and CEO, stepped down from day-to-day operations as Executive Chairman of the Board of Prime Medical, but continued to serve as non-executive Chairman. Mr. Shifrin further reduced his responsibilities on Prime's Board to Vice-Chairman in 2004; and (2) from January to March 19, 2002, we sold 1,570,000 shares of Prime Medical common stock reducing our ownership percentage in 2002 to approximately 5%.

     Our equity in earnings of Uncommon Care was zero in 2004, $260,000 in 2003 and a loss of $230,000 in 2002. Because our total investment and advances to Uncommon Care has been reduced to zero, we suspended recording equity losses, as required under the equity method. In 2002, we advanced them $230,000 and recorded a loss for the full amount of the advance. In 2003, after informing Uncommon Care's management that we would make no further advances, we recorded equity in earnings of unconsolidated affiliates in the amount of $260,000 related to cash received from Uncommon Care. We expect no further receipts of cash from Uncommon Care and consequently expect to record no additional income in the future.

INTEREST INCOME

     Our interest income increased $61,000 (20%) in 2004 compared to 2003 primarily as a result of a higher balance of interest-bearing securities held in 2004. At December 31, 2004 we had a balance of $4,903,000 in fixed income securities versus a balance of $897,000 at December 31, 2003.

OTHER INCOME (LOSS)

     Our other income increased $53,000 in 2004 as a result of a write-down taken in 2003 totaling $120,000 on an equity investment. Partially offsetting this was a decrease of $51,000 in administrative fee income from Eco-Systems in 2004 resulting from their decreased earnings.

MINORITY INTERESTS

     Minority interests represents the combination of two outside interests in our subsidiaries: a twenty percent interest in Insurance Services owned by FPIC Insurance Group, Inc. and a three percent interest in APS Asset Management or APSAM, a subsidiary within our financial services segment, owned by key individuals within APS Asset Management. Minority interests decreased in the current year due to the repurchase of the 20% minority interest in Insurance Services from the minority interest holder, FPIC Insurance Group, effective October 1, 2003. Consequently, only nine months of minority interest was recorded in 2003 compared to a full year in 2002. During 2004, minority interest was recorded only at APSAM and amounted to just $1,000.

DISCONTINUED OPERATIONS

     Effective November 1, 2003 APS Consulting paid off the negotiated remaining amount of the note payable to us. Even though we had sold this segment to APS Consulting's management exactly one year earlier, we continued to consolidate their revenues, expenses and balance sheet items because we were dependent upon future successful operations of the division to collect our proceeds from the disposal and we did not transfer risk of loss to discontinue reporting them on our consolidated financial statements. With the payoff of the note, we recognized the divesture and now report APS Consulting as a discontinued operation. Accordingly, 2002 has been reclassified to remove revenues and expenses from our consolidated statements of operations and after-tax results of this former division are now recorded as income from discontinued operations in 2002. For 2003, only the after-tax gain on disposal of the segment is recorded as earnings from APS Consulting. There was no effect in 2004.

CASH FLOWS

     For the year ended December 31, 2004 our cash provided by operations increased $852,000 (19%) compared to 2003 as a result of the increase in operating income at our insurance services segment. Cash used in investing activities increased $1,127,000 (35%) in 2004 compared to 2003 as a result of proceeds from the sale of available-for-sale equity securities during 2003, which were much greater than those received in 2004. Cash provided by financing activities decreased $1,339,000 (153%) in 2004 as a result of fewer options exercised compared to 2003, a greater number of treasury stock shares purchased during 2004 and cash dividends paid in 2004.

2003 COMPARED TO 2002

     Revenues from operations increased $7,372,000 (32%) compared to 2002. Our net income from continuing operations decreased $384,000 (12%) to $2,772,000 in 2003 from $3,156,000 in 2002. Our net earnings decreased $612,000 (18%) in 2003 to a total of $2,799,000 compared to net earnings of $3,411,000 in 2002. Our diluted earnings per share decreased to $1.14 in 2003 compared to $1.45 in 2002. The reasons for these changes are described below.

FINANCIAL SERVICES

     Our financial services revenues increased $6,000,000 (44%) in 2003 compared to 2002. The increase was due to strong commission revenues at APS Financial. APS Financial derives most of its revenue from trading in the fixed income market, both in investment grade and non-investment grade securities. While revenue from investment grade transactions increased, revenue derived from the high yield market was particularly strong, as that sector performed particularly well throughout 2003, as evidenced by various high yield indices rising as much as 29% compared to 2002. Also, we continued to have very low turnover in personnel, which gives us a better probability of maintaining our customer accounts.

     Our financial services expense increased $4,708,000 (40%) in 2003 compared to 2002. The primary reason for the 2003 year increases is a $3,808,000 (50%) increase in commission expense resulting from the increase in commission revenue at APS Financial mentioned above. In addition, net profits before management incentive costs increased at APS Financial by $2,053,000 (79%) resulting in a $762,000 (88%) increase in the current year formula driven management incentive costs. Payroll related benefit costs were up $144,000 (25%) in 2003 as a result of a 27% increase in health insurance costs as well as higher payroll taxes as a result of much higher earnings by commissioned brokers. Partially offsetting these increases were relatively minor current year decreases in ticket charges, information services, depreciation and advertising costs.

INSURANCE SERVICES

     Our insurance services revenues from our premium-based insurance management segment, APS Insurance Services, increased $1,372,000 (15%) in 2003 compared to 2002. The primary reason for the 2003 increase was that we recognized profit sharing with APIE in 2003 for the first time since 1999. The total amount of profit sharing recognized in 2003 was $722,000, all of which was recognized during the fourth quarter of 2003, after profit sharing goals were attained. As the certainty of profits at APIE cannot be fully known until an end-of-year actuarial analysis by independent actuaries, we cannot predict what, if any, profits will be available to us until this analysis is complete. Further contributing to the 2003 increase in revenues was a $644,000 (10%) increase in management fees resulting from greater insurance premium volumes. The increase in 2003 premiums was primarily the result of rate increases throughout 2002 and 2003.

     Insurance services expenses at the insurance management subsidiary increased $976,000 (13%) in 2003 compared to 2002. The 2003 increase was primarily due to a $309,000 (13%) increase in payroll expense, a 201,000 (37%) increase in overhead allocation charged by the holding company, APS Group, a $81,000 (15%) increase in management incentive expense, a $73,000 (32%) increase in employee benefits, and a $130,000 (143%) increase in advertising. The 2003 increase in payroll was due primarily to the result of an industry salary analysis conducted in the latter half of 2002, which resulted in wages within certain departments increasing to competitive levels in order to retain personnel. In addition, two high-level management positions were added in 2003 to expand our business development and to meet growing financial reporting requirements. The increase in management incentive cost was the result of an increase in segment operating profits. As was the case with our investment services segment, employee benefit costs rose in the current year as a result of an increase in health insurance costs. Lastly, advertising costs were higher in 2003 as a result of re-branding efforts of the business.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses decreased $83,000 (6%) in 2003 compared to 2002. The primary reason for the current year decrease was a $201,000 (37%) decrease in overhead allocated to APS Insurance Services. In addition, other professional fees was $48,000 lower in 2003 as outside consulting fees were incurred in 2002 to ascertain the value of a certain investment. Partially offsetting these decreases was a $37,000 (6%) increase in management incentive expense resulting from substantially higher operating income in the current year. Legal fees were $143,000 higher in 2003 primarily as a result of fees incurred in connection with our investment in FIC. Insurance expense was $45,000 (90%) higher in 2003 on increased directors' and officers' liability insurance premiums. Audit fees were $37,000 (40%) higher in 2003 as a result of new SEC and accounting regulations implemented during the year.

GAIN ON SALE OF ASSETS

     Gain on sale of assets primarily represents the recognition of deferred income. Approximately $760,000 of the $5,100,000 deferred gain on the sale of real estate to Prime Medical (its title prior to the merger) in 2001 was due to our ownership interest in Prime Medical and is recognized upon the reduction of our ownership percentage in HealthTronics through the sale of its stock. In 2002, as a result of selling 1,570,000 shares of Prime Medical common stock, we recognized a proportionate percentage of the deferred gain, or about $515,000. During 2003, we sold 24,000 shares of Prime Medical common stock and recognized a gain of $8,000.

GAIN ON SALE OF INVESTMENTS

     Gain on the sale of investments decreased $2,728,000 (96%) in 2003 compared to 2002. The 2003 decline was due to the sale of significantly less shares of Prime Medical common stock in 2003 compared to 2002. In 2002, we recorded gains on the sales of 1,570,000 shares compared to 24,000 shares sold in 2003. Gains resulting from sales of Prime Medical common stock were $64,000 and $2,855,000 in 2003 and 2002, respectively. As a result of these sales, as of December 31, 2003, we owned approximately 728,000 shares of Prime Medical amounting to an ownership percentage of approximately 4%. In addition to the sale of Prime Medical shares we sold a number of fixed income securities in 2003, which resulted in gains comprising the majority of the remaining income reported.

AFFILIATES EARNINGS (LOSS)

     Our equity in the earnings of Prime Medical was zero in 2003 as we no longer accounted for our investment in Prime Medical using the equity method of accounting, as was the case in the first quarter of 2002 when we recorded $186,000 in equity earnings. As of March 19, 2002, we ceased accounting for our investment in Prime Medical using the equity method of accounting because (1) on January 1, 2002, Kenneth S. Shifrin, our Chairman and CEO, stepped down from day-to-day operations as Executive Chairman of the Board of Prime Medical, but continued to serve as non-executive Chairman; and (2) from January to March 19, 2002, we sold 1,570,000 shares of Prime Medical reducing our ownership percentage to approximately 5%.

     Our equity in  earnings  of  Uncommon  Care  increased  to $260,000 in 2003 compared to a loss of $230,000 in 2002. Because our total investment and advances to Uncommon Care has been reduced to zero we suspended recording equity losses, as required under the equity method. In 2002, we advanced them $230,000 and recorded a loss for the full amount of the advance. In 2003, after informing Uncommon Care's management that we would make no further advances, we recorded equity in earnings of unconsolidated affiliates in the amount of $260,000 related to cash received from Uncommon Care. We expect no further receipts of cash from Uncommon Care and consequently expect to record no additional income in the future.

INTEREST INCOME

     Our interest income decreased $68,000 (18%) in 2003 compared to 2002 primarily as a result of a higher balance of interest-bearing securities held in 2002. In June 2003, we liquidated approximately $4.0 million in interest-bearing securities in order to secure the funds required to invest in 385,000 shares of FIC common stock.

OTHER LOSS

     Our other loss decreased $120,000 (76%) in 2003 compared to 2002. The primary reason for the current year decrease in loss was the result of management fees received in 2003 from our former consulting division, which totaled $98,000.

MINORITY INTERESTS

     Minority interests represents the combination of two outside interests in our subsidiaries: a twenty percent interest in Insurance Services owned by FPIC Insurance Group, Inc. and a three percent interest in APS Asset Management, a subsidiary within our financial services segment, owned by key individuals within APS Asset Management. Minority interests decreased in the current year due to the repurchase of the 20% minority interest in Insurance Services from the minority interest holder, FPIC Insurance Group, effective October 1, 2003. Consequently, only nine months of minority interest was recorded in 2003 compared to a full year in 2002.

DISCONTINUED OPERATIONS

     Effective November 1, 2003 APS Consulting paid off the negotiated remaining amount of the note payable to us. Even though we had sold this segment to APS Consulting's management exactly one year earlier, we continued to consolidate their revenues, expenses and balance sheet items because we were dependent upon future successful operations of the division to collect our proceeds from the disposal and we did not transfer risk of loss to discontinue reporting them on our consolidated financial statements. With the payoff of the note we recognized the divesture and now report APS Consulting as a discontinued operation. Accordingly, 2002 has been reclassified to remove revenues and expenses from our consolidated statements of operations and after-tax results of this former division are now recorded as income from discontinued operations in 2002. For 2003, only the after-tax gain on disposal of the segment is recorded as earnings from APS Consulting.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

     Our net working capital was $10,673,000 and $8,537,000 at December 31, 2004 and 2003, respectively. The increase in the current year was due primarily to cash received from operations. Partially offsetting these increases to working capital in 2004 was an increase of $296,000 in accrued commissions payable at our broker/dealer subsidiary resulting from increased commission earned in December 2004 compared to December 2003. Historically, we have maintained a strong working capital position and, as a result, we have been able to satisfy our operational and capital expenditure requirements with cash generated from our operating and investing activities. These same sources of funds have also allowed us to pursue investment and expansion opportunities consistent with our growth plans. Although there can be no assurance our operating activities will provide positive cash flow in 2005, we are optimistic that our working capital requirements will be met for the foreseeable future for the following reasons:
(1) our current cash position is very strong, with a balance of approximately $9.7 million comprising 32% of our total assets; (2) our investments in available-for-sale equity and fixed income securities could provide an additional $14.3 million should the need arise; and (3) we renewed a line of credit in April 2004 that is described below.

LINE OF CREDIT

     During April 2004, we renewed a $3.0 million line of credit that was originally established in November 2003 with PlainsCapital Bank. The loan calls for interest payments only to be made on any amount drawn until April 15, 2005, when the entire amount of the note, principal and interest then remaining unpaid, shall be due and payable. At December 31, 2004, there were no draws taken against this line of credit. We are in compliance with the covenants of the loan agreement, including requirements for a minimum of $5.0 million of unencumbered liquidity and a minimum 2 to 1 net worth ratio.

CAPITAL EXPENDITURES

     Our capital expenditures for equipment were $421,000 and $223,000 in 2004 and 2003, respectively. Our capital expenditures were higher in 2004 due to purchases necessary to upgrade our reporting software at our insurance services subsidiary. At December 31, 2004, our reporting software upgrade is considered to be "in progress" with anticipated implementation in phases during 2005 and 2006. As the assets purchased during 2004 have not been placed in service, they are appropriately not being depreciated. We expect capital expenditures in 2005 to be approximately $495,000, including another $250,000 in improvements to our business intelligence reporting software. Our 2005 capital expenditure budget is expected to be funded through cash on hand.

Commitments

     There were no participation agreements or purchase commitments at December 31, 2004. We have committed cash outflow related to operating lease arrangements with a term exceeding one year at December 31, 2004 as follows (in thousands):

                                                Payment Due
Contractual Cash Obligations    2005    2006    2007    2008    2009    Total
                                ----    ----    ----    ----    ----    -----
Operating Leases                $845    $551    $32     $19     $5      $1,452


MARGIN LOANS

     We extend credit to our customers, which is financed through our clearing organization, Southwest Securities, Inc. or Southwest, to help facilitate customer securities transactions. This credit, which earns interest income, is known as "margin lending". In margin transactions, the client pays a portion of the purchase price of securities, and we make a loan (financed by our clearing organization) to the client for the balance, collateralized by the securities purchased or by other securities owned by the client.

     In permitting clients to purchase on margin, we are subject to the risk of a market decline, which could reduce the value of our collateral below the client's indebtedness. Agreements with margin account clients permit our clearing organization to liquidate our clients' securities with or without prior notice in the event of an insufficient amount of margin collateral. Despite those agreements, our clearing organization may be unable to liquidate clients' securities for various reasons including the fact that the pledged securities may not be actively traded, there is an undue concentration of certain securities pledged, or a trading halt is issued with regard to pledged securities. If the value of the collateral were insufficient to repay the margin loan, a loss would occur, which we may be required to fund. As of December 31, 2004, the total of all customer securities pledges on debit balances held in margin accounts was approximately $10.5 million while the total value of the securities within these margin accounts was approximately $80.1 million. We are also exposed should Southwest be unable to fulfill its obligations for securities transactions.

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

IMPACT OF NEW ACCOUNTING STANDARDS

     As more fully described in Note 1 of Notes to Consolidated Financial Statements, on July 1, 2005, we are required to adopt several new accounting standards. For a discussion of the impact of those new accounting standards upon us, see Note 1 (n).

ITEM 7A.       QUANITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

     Changes in interest rates could have an impact at our broker/dealer subsidiary, APS Financial. The general level of interest rates may trend higher or lower in 2005, and this move may impact our level of business in different fixed-income sectors. If a generally improving economy is the impetus behind higher rates, then while our investment grade business may drop off, our high yield business might improve with improving credit conditions. A volatile interest rate environment in 2005 could also impact our business as this type of market condition can lead to investor uncertainty and their corresponding willingness to commit funds.

     As we currently have no debt and do not anticipate the need to take on any debt in 2005, interest rate changes will have no impact on our financial position as it pertains to interest expense.

INVESTMENT RISK

     As of December 31, 2004, our recorded basis in debt and equity securities was approximately $14.3 million. We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that such declines in the fair value of such assets below our accounting basis are other-than-temporary. During 2004, the value of one of our investments, FIC, had declined significantly. On October 12, 2004, we determined that this decline in market price was "other than temporary" as defined in Statements of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Consequently, we recorded a pretax charge to earnings of $2,374,000 in the third quarter of 2004. The charge reduced our cost basis in FIC from $5,647,000, or $14.67 per share, to $3,273,000, or $8.50 per share which was equal to the quoted market price of FIC shares on September 30, 2004. We believe the decline in the market price of FIC has been brought about by its failure to file its 2003 Form 10-K and its subsequent de-listing from the NASDAQ Stock Market. We had expected FIC to bring its filings current and pursue restoring its exchange listing by September 30, 2004. As of February 28, 2005 these events have still not occurred. Consequently, we have determined that we will continue to write this investment down to period-end fair market value until such time as FIC brings its public filings current. Accordingly, during the fourth quarter of 2004, we recorded as additional pretax charge to earnings of $193,000 which further reduced our basis in FIC to $3,080,000, or $8.00 per share. While we currently continue to have the ability and the intent to hold the stock indefinitely, we concluded that the additional uncertainty created by the late filings together with the lack of current financial information dictated that these declines should be viewed as other than temporary. The effect on our financial statements as a result of these write-downs was to reduce pre-tax income by $2,567,000, decrease unrealized holding losses in Other Comprehensive Income by $1,694,000 and decrease deferred tax assets by $873,000. We will continue to closely monitor FIC's situation.

     We also have an investment of 555,000 shares of common sock of HealthTronics, Inc. Although we have an unrealized gain of approximately $3,149,000 as of December 31, 2004, this investment can also be at risk should market or economic conditions change for the worse or should adverse situations occur at HealthTronics, such as a major product line becoming obsolete. The remainder of our corporate equity and fixed income investments share the same risks as HealthTronics but our exposure is much lower.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is contained in Appendix A attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A.      CONTROLS AND PROCEDURES

     We maintain controls and other procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In response to recent legislation, we implemented changes to our disclosure controls and procedures, primarily to formalize and document procedures already in place, and to establish a disclosure committee consisting of some of our officers and other management.

     As of the end of the period covered by this report, and under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we evaluated the effectiveness of the design and operation of these disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

     We do not expect that our disclosure controls and procedures or our other internal controls can prevent all error and all fraud or that our evaluation of these controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The benefits of controls and procedures must be considered relative to their costs, and the design of any system of controls is based in part upon assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls and procedures may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these and other inherent limitations in controls and procedures, misstatements or omissions due to error or fraud may occur and not be detected.

     Subsequent to the date of our evaluation described above, we have not made any significant changes in our internal controls or in other factors that could significantly affect these controls.


ITEM 9B.     OTHER INFORMATION

     None.

                                    PART III

     Certain information required by Part III is omitted from this Form 10-K because we will file a definitive Proxy Statement pursuant to Regulation 14A, or Proxy Statement, not later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information to be included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference to the Proxy Statement under the heading "Directors and Executive Officers of the Registrant".

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the Proxy Statement under the heading "Information Regarding Executive Officer Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The  information  required by this Item is incorporated by reference to the
Proxy  Statement   under  the  heading   "Certain   Relationships   and  Related
Transactions."

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item is incorporated by reference to the Proxy Statement under the heading "Corporate Governance - Committees of the Board of Directors - The Audit Committee."


                                     PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Consolidated Financial Statements

       The information required by this item is contained in Appendix A attached hereto.

    2. Financial Statement Schedule (Schedule II)

(b) Exhibits (1)

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

  10.4 Management Agreement of Attorney-in-Fact, dated August 13, 1975, between FMI and American Physicians Insurance Exchange. (2)

 *10.5 Profit Sharing Plan and Trust, effective December 1, 1984, of the Company. (3)

 *10.6 First Amendment to 1995 Incentive and Non-Qualified Stock Option Plan of American Physicians Service Group, Inc. Dated December 10, 1997.

 *10.7 First Amendment to 1995 Non-Employee Director Stock Option Plan of American Physicians Service Group, Inc. Dated December 10, 1997. (8)

  10.8 Contribution and Stock Purchase Agreement dated January 1, 1998 between the Company, Additional Purchasers, Barton Acquisition, Inc., Barton House, Ltd., Barton House at Oakwell Farms, Ltd., Uncommon Care, Inc., George R. Bouchard, John Trevey and Uncommon Partners, Ltd. (9)

  10.9 Loan Agreement dated January 1, 1998 between the Company and Barton Acquisition, Inc. (9)

  10.10 Promissory Note (Line of Credit) dated January 1, 1998 between the Company and Barton Acquisition, Inc. in the amount of $2,400,000. (9)

  10.11 Security Agreement dated January 1, 1998 between the Company and Barton Acquisition, Inc. (9)


  10.12 Participation Agreement dated march 16, 1998 between the Company and Additional Purchasers referred to as Participants. (9)

  10.13 Convertible Promissory Note dated April 27, 1999 between the Company and Uncommon Care, Inc. (10)

  10.14 Replacement Convertible Promissory Note dated September 30, 1999 between the Company and Uncommon Care, Inc. (10)

  10.15 Liquidity Promissory Note dated September 30, 1999 between the Company and Uncommon Care, Inc. (10)

  10.16 Replacement Liquidity Note dated October 15, 1999 between the Company and Uncommon Care, Inc. (10)

  10.17 $1.25 million Promissory Note dated June 1, 2000 between the Company and Uncommon Care, Inc. (11)

  10.18 $1.20 million Promissory Note dated June 1, 2000 between the Company and Uncommon Care, Inc. (11)

  10.19 Agreement dated November 22, 2002 transferring and assigning all capital stock of Eco-Systems from the Company to the purchaser. (13)

 *10.20  Amended 1995 Incentive and Non-Qualified Stock Option Plan (13)

  10.21 Executive Employment Agreement between the Company and Kenneth S. Shifrin. (13)

 *10.22  Consulting Agreement between the Company and William A. Searles. (13)

 *10.23 Executive Employment Agreement between the Company and William H. Hayes. (13)

  10.24 Stock Purchase Agreement dated October 31, 2003 between the Company and FPIC Insurance Group, Inc. (13)

  10.25 Revolving Promissory Note dated April 15, 2004 between the Company and PlainsCapital Bank. (14)

  10.26 Commercial Loan Agreement dated April 15, 2004 between the Company and PlainsCapital Bank. (14)

  21.1    List of subsidiaries of the Company. (14)

  23.1    Independent Auditors Consent of BDO Seidman, LLP. (14)

  31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (14)

  31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (14)

  32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (14)

  32.2   Certification of Chief Financial Officer Pursuant to Section 906 of the
         Sarbanes-Oxley   Act  of  2002.  (14)

(*) Executive Compensation plans and arrangements.

(1) The Company is subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, files reports, proxy statements and other information with the Securities and Exchange Commission. Reports, proxy statements and other information filed by the Company can be inspected and copied at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549, and at the Commission's Regional Offices at Seven World Trade Center, 13th Floor, New York, New York 10048 and CitiCorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661-2511. Copies of such material can be obtained by mail from the Public Reference Section of the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. Such reports, proxy statements and other information concerning the Company are also available for inspection at the offices of The NASDAQ National Market, Reports Section, and 1735 K STREET, N.W., WASHINGTON, D.C. 20006. The Commission maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission at http://www.sec.gov and makes available the same documents through Disclosure, Inc. at 800-638-8241.

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

(6) Filed as an Exhibit to the Annual Report on FORM 10-K of the Company for the year ended December 31, 1995 and incorporated herein by reference.

(7) Filed as an Exhibit to the Annual Report on FORM 10-K of the Company for the year ended December 31, 1996 and incorporated herein by reference.

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

(13) Filed as an Exhibit to the Annual Report on Form 10-K of the Company for the year ended December 31, 2003 and incorporated herein by reference.

(14) Filed herewith



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AMERICAN PHYSICIANS SERVICE GROUP, INC.

                                By:   /s/ Kenneth S. Shifrin
                                     ------------------------

                                     Kenneth S. Shifrin, Chairman of the Board and Chief Executive Officer

                                Date:  March 29, 2005

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

Date:    March 29, 2005

By: /s/ W. H. Hayes
   ------------------------------------------------------

     W. H. Hayes
     Senior Vice President - Finance, Secretary and Chief Financial Officer
     (Principal Financial Officer)

Date:    March 29, 2005



By: /s/ Thomas R. Solimine
   ------------------------------------------------------

     Thomas R. Solimine
     Controller
     (Principal Accounting Officer)

Date:    March 29, 2005



By: /s/ Jackie Majors

      Jackie Majors, Director

Date:    March 29, 2005



By: /s/ Robert L. Myer
   ----------------------------------------------------------

     Robert L. Myer, Director

Date:    March 29, 2005



By: /s/ William A. Searles
   ------------------------------------------------------

     William A. Searles, Director

Date:    March 29, 2005



By: /s/ Cheryl Williams

     Cheryl Williams, Director

Date:    March 29, 2005

                                  APPENDIX A




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                          Page



Report of Independent Registered Public Accounting Firm                     A-2

Consolidated Financial Statements

   Consolidated Statements of Operations for the Years
   ended December 31, 2004, 2003 and 2002                                   A-3

   Consolidated Balance Sheets as of December 31, 2004
   and December 31, 2003                                                    A-5

   Consolidated Statements of Cash Flows for the Years
   ended December 31, 2004, 2003 and 2002                                   A-7

   Consolidated Statements of Shareholders' Equity and Comprehensive
   Income (Loss) for the Years ended December 31, 2004, 2003 and 2002       A-8

   Notes to Consolidated Financial Statements                               A-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
American Physicians Services Group, Inc.
Austin, Texas

We have audited the accompanying consolidated balance sheets of American Physicians Services Group, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2004. We have also audited the schedule listed in Item
15. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. According, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Physicians Services Group, Inc. at December 31, 2004 and 2003, and the results of its operations and its cash flows for the each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.


BDO Seidman, LLP

Houston, Texas
March 4, 2005

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


(In thousands, except per share data)

                                                                                          Year Ended December 31,
                                                                                2004               2003               2002
                                                                            -------------      --------------      ------------
Revenues:
Financial services                                                               $16,705             $19,623           $13,623
Insurance services                                                                15,316              10,826             9,454
                                                                            -------------      --------------      ------------
   Total revenues                                                                 32,021              30,449            23,077

Expenses:
Financial services                                                                14,538              16,584            11,876
Insurance services                                                                10,558               8,582             7,606
General and administrative                                                         1,637               1,328             1,411
Gain on sale of assets                                                               (56)                 (8)             (515)
                                                                            -------------      --------------      ------------
   Total expenses                                                                 26,677              26,486            20,378
                                                                            -------------      --------------      ------------

Operating income                                                                   5,344               3,963             2,699
Gain on sale of investments (Note 5)                                                 245                 127             2,855
Loss from impairment of investment (Note 5)                                       (2,567)                 --                --
Gain on extinguishment of debt                                                        75                  --                --
                                                                            -------------      --------------      ------------

Income from continuing operations before interest,
  income taxes, minority interests and equity in loss
  of unconsolidated affiliates                                                     3,097               4,090             5,554

Interest income                                                                      365                 304               372
Other income (loss)                                                                   15                 (38)             (158)
Interest expense                                                                       7                   7                24
Income tax expense (Note 10)                                                       1,317               1,640             2,283
Minority interests                                                                     1                 197               261
Equity in earnings (loss) of unconsolidated affiliates (Note 15)                      --                 260               (44)
                                                                            -------------      --------------      ------------
 Income from continuing operations                                                  2,152               2,772             3,156

Discontinued operations (Note 13):
Income from discontinued operations, net of income tax
  expense of $132 in 2002                                                             --                  --               255
Gain on disposal of discontinued segment
  net of income tax expense of $14 in 2003                                            --                  27                --
                                                                            -------------      --------------      ------------
    Net income                                                                   $ 2,152             $ 2,799           $ 3,411
                                                                            =============      ==============      ============


The accompanying notes are an integrated part of these consolidated financial statements.

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS, continued


(In thousands, except per share amounts)

                                                                                  Year Ended December 31,
                                                                                        December 31,

                                                                     ----------------        ---------------      ------------
                                                                          2004                    2003                 2002
                                                                     ----------------        ---------------      ------------

Net income per common share:

Basic:
Income from continuing operations                                        $ 0.85                 $ 1.26              $ 1.42
Discontinued operations                                                      --                   0.01                0.11
                                                                        --------               --------            --------
Net income                                                               $ 0.85                 $ 1.27              $ 1.53
                                                                         =======                =======             =======


Diluted:
Income from continuing operations                                        $ 0.76                 $ 1.13              $ 1.35
Discontinued operations                                                      --                   0.01                0.11
                                                                        --------               --------             -------
Net income                                                               $ 0.76                 $ 1.14              $ 1.45
                                                                         =======                =======             =======

Basic weighted average shares
 outstanding                                                              2,545                  2,207               2,227
                                                                         ======                 ======               =====
Diluted weighted average shares
 outstanding                                                              2,838                  2,449               2,345
                                                                         ======                 ======               =====




The accompanying notes are an integrated part of these consolidated financial statements.

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS

(In thousands)

                                                                                                 December 31,
                                                                                         2004                   2003
                                                                                       --------               -------
ASSETS

Current Assets:
  Cash and cash equivalents                                                             $9,673                 $8,989
  Trading account securities                                                                --                     67
  Trade receivables, net                                                                    19                     --
  Management fees and other receivables                                                  1,815                  1,079
  Notes receivable - current (Note 3)                                                      777                     16
  Deposit with clearing organization                                                       660                    500
  Receivable from clearing organization                                                     --                     67
  Investment in available-for-sale fixed
   income securities - current                                                           1,983                     --
  Net deferred income taxes                                                                124                    532
  Income tax receivable                                                                     76                  1,678
  Prepaid expenses and other current assets                                                642                    565
                                                                                     ---------               --------
      Total current assets                                                              15,769                 13,493


   Notes receivable, less current portion                                                  141                    436
   Property and equipment, net (Note 6)                                                    619                    378
   Investment in available-for-sale securities:
     Equity (Note 5)                                                                     9,417                  8,729
     Fixed income                                                                        2,920                    897
   Goodwill                                                                              1,247                  1,257
   Other assets                                                                            330                    448
                                                                                    ----------               --------
Total Assets                                                                           $30,443                $25,638
                                                                                    ==========               ========



The accompanying notes are an integrated part of these consolidated financial statements.

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS, continued

(In thousands, except share data)

                                                                                                     December 31,
                                                                                                2004               2003
                                                                                              --------           --------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable - trade                                                                       $266               $201
  Payable to clearing broker                                                                       --                 67
  Accrued incentive compensation                                                                2,500              2,716
  Accrued expenses and other liabilities (Note 7)                                               1,842              1,485
  Deferred gain - current                                                                         488                487
                                                                                              -------            -------
      Total current liabilities                                                                 5,096              4,956

Payable under loan participation agreements                                                        24                259
Deferred income tax liability                                                                     482                146
Deferred gain - non-current                                                                       627              1,171
                                                                                              -------            -------
      Total liabilities                                                                         6,229              6,532

Minority interests                                                                                  1                 --

Shareholders' Equity:
  Preferred stock, $1.00 par value, 1,000,000
    shares authorized, none issued or outstanding                                                  --                 --
  Common stock, $0.10 par value, shares authorized 20,000,000;
    2,624,372 and 2,454,667 issued and outstanding
    at 12/31/04 and 12/31/03, respectively                                                        265                245
  Additional paid-in capital                                                                    7,919              6,918
  Retained earnings                                                                            13,948             12,314
  Accumulated other comprehensive income (loss), net of taxes                                   2,081               (371)
                                                                                             --------           --------

      Total shareholders' equity                                                               24,213             19,106
                                                                                             --------           --------

Total Liabilities and Shareholders' Equity                                                    $30,443            $25,638
                                                                                             ========           ========


The accompanying notes are an integrated part of these consolidated financial statements.

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


(In thousands)                                                                           Year Ended December 31
                                                                              2004                 2003                2002
                                                                           ---------            ---------            --------
Cash flows from operating activities
   Net Income                                                               $ 2,152              $ 2,799            $ 3,411

    Adjustments to reconcile net income to cash
      provided by (used in) operating activities:
         Depreciation and amortization                                           304                  206                188
         Extinguishment of debt and other                                         39                  164                164
         Common stock awarded                                                    231                   --                 --
         Minority interest in consolidated earnings                                1                  197                261
         Undistributed (earnings) loss of affiliates                              --                 (260)                44
         Loss (gain) on sale of assets                                           (56)                  19               (515)
         Deferred gain on sale of building                                      (488)                (488)              (488)
         Tax benefit from exercise of stock options                              589                   --                 --
         Impairment of investment                                              2,567                   --                 --
         Gain on sale of investments                                            (245)                (127)            (2,855)
         Provision for bad debt                                                   20                  (58)               200
    Changes in operating assets and liabilities:
         Trade and other receivables                                            (179)                (325)              (170)
         Trading account securities                                               67                   66                 16
         Income tax receivable                                                 1,602                 (996)              (324)
         Deferred income tax                                                     744                2,511               (486)
         Management fees & other receivables                                    (746)                (316)              (279)
         Prepaid expenses & other assets                                         (74)                 207                474
         Deferred income                                                          --                 (122)               (85)
         Trade accounts payable                                                   66                 (138)               227
         Accrued expenses & other liabilities                                 (1,137)               1,266                (85)
                                                                             -------             --------            -------
           Net cash provided by (used in) operating activities                 5,457                4,605               (302)

Cash flows from investing activities:
    Capital expenditures                                                        (421)                (319)              (154)
    Proceeds from the sale of available-for-sale equity
      and fixed income securities                                              1,116                4,118             10,719
    Purchase of available-for-sale equity securities                          (4,405)              (5,697)            (4,683)
    Purchase of minority interest                                                 --               (2,050)                --
    Receipts from (advances to) affiliate                                         --                  175               (230)
    Funds loaned to others                                                      (620)                (155)              (155)
    Collection of notes receivable                                                20                  745                725
                                                                             -------             --------           --------
           Net cash (used in) provided by investing activities                (4,310)              (3,183)             6,222

Cash flows from financing activities:
    Payment of long-term debt                                                     --                   --             (2,275)
    Exercise of stock options                                                    758                1,351                 45
    Purchase and cancellation of treasury stock                                 (703)                (285)              (850)
    Dividends paid                                                              (518)                  --                 --
    Distribution to minority interest                                             --                 (190)                --
                                                                             -------             --------           --------
           Net cash provided by (used in) financing activities                  (463)                 876             (3,080)

Net change in cash and cash equivalents                                        $ 684              $ 2,298            $ 2,840

Cash and cash equivalents at beginning of year                                 8,989                6,691              3,851
                                                                             -------             --------           --------
Cash and cash equivalents at end of year                                     $ 9,673              $ 8,989            $ 6,691
                                                                            ========            =========           ========




The accompanying notes are an integrated part of these consolidated financial statements.

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) (In thousands)

                                                                                          Accumulated
                                                Additional                                   Other                        Total
                                      Common      Paid-In    Retained   Comprehensive    Comprehensive     Treasury   Shareholders'
                                       Stock      Capital    Earnings       Income       Income (loss)      Stock        Equity
                                    ------------------------------------------------------------------------------------------------
Balance December 31, 2001              $ 275      $ 5,539     $ 8,310                       $ (39)        $ (1,418)      $ 12,667
Comprehensive income:
    Net income                           --          --         3,411        3,411             --              --          3,411
    Other comprehensive income,
     net of tax:
      Unrealized gain on securities,
       net of reclassification
       adjustment (Note 21)              --          --          --          1,869            1,869            --          1,869
Comprehensive income                     --          --          --          5,280             --              --            --
Treasury stock purchases                 --          --          --            --              --            (850)          (850)
Retired treasury stock                  (62)                   (2,206)         --              --            2,268           --
Stock options exercised                  --          45          --            --              --              --            45
                                    ------------------------------------------------------------------------------------------------
Balance December 31, 2002              $213       $5,584       $9,515        $ --            $1,830          $ --         $17,142
                                    ================================================================================================

Comprehensive income:
    Net income                          --           --         2,799        2,799             --              --          2,799
    Other comprehensive income,
     net of tax:
      Unrealized loss on  securities,
       net of reclassification
       adjustment (Note 21)             --           --          --         (2,201)          (2,201)           --         (2,201)

Comprehensive income                    --           --          --           598              --              --            --
Treasury stock purchases                --           --          --            --              --            (284)          (284)
Retired treasury stock                  (6)         (279)        --            --              --             284            --
Stock options exercised                 38          1,313        --            --              --              --          1,351
Tax benefit from exercise of
stock options                           --           300         --            --              --              --           300
                                    ------------------------------------------------------------------------------------------------
Balance December 31, 2003              $245       $6,918      $12,314        $ --            ($371)          $ --         $19,106
                                    ================================================================================================





The accompanying notes are an integrated part of these consolidated financial statements.

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) continued

(In thousands)

                                                                                           Accumulated
                                                 Additional                                   Other                        Total
                                       Common      Paid-In    Retained   Comprehensive    Comprehensive     Treasury   Shareholders'
                                       Stock       Capital    Earnings       Income       Income (loss)      Stock        Equity
                                     -----------------------------------------------------------------------------------------------
Balance December 31, 2003                $ 245       $ 6,918    $ 12,314     $ --            $ (371)        $ --          $19,106
                                     -----------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                               --          --         2,152      2,152              --            --            2,152
  Other comprehensive income,
   net of tax:
    Unrealized gain on securities,
     net of reclassification
     adjustment (Note 21)                  --          --          --        2,452             2,452          --            2,452

Comprehensive income                       --          --          --        4,604              --            --               --
Treasury stock purchases                   --          --          --          --               --           (703)            (703)
Retired treasury stock                    (7)         (696)        --          --               --            703              --
Stock options exercised                    25          733         --          --               --            --              758
Tax benefit from exercise
 of stock options                          --          589         --          --               --            --              589
Dividend paid (per share - $0.20)          --          --         (518)        --               --            --             (518)
Stock awarded                              2           229         --          --               --            --              231
Forgiveness of Uncommon Care Debt          --          146         --          --               --            --              146
                                      ----------------------------------------------------------------------------------------------
Balance December 31, 2004                 $265       $7,919      $13,948     $ --             $2,081        $ --          $24,213
                                      ==============================================================================================




The accompanying notes are an integrated part of these consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

(1)      Summary of Significant Accounting Policies

(a) General

         We, through our subsidiaries, provide financial services that include brokerage and asset management services to individuals and institutions, and insurance services that consist of management services for a malpractice insurance company. The financial services business has clients nationally. Insurance management is a service provided primarily in Texas, but is available to clients nationally. During the three years presented in the financial statements, financial services generated 52%, 64% and 59% of total revenues and insurance services generated 48%, 36% and 41% in 2004, 2003 and 2002, respectively.

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

(c)           Principles of Consolidation

         The consolidated financial statements include our accounts and the accounts of our subsidiary companies more than 50% owned. Investments in affiliated companies and other entities, in which our investment is less than 50% of the common shares outstanding and where we exert significant influence over operating and financial policies, are accounted for using the equity method. Investments in other entities in which our investment is less than 20%, and in which we do not have the ability to exercise significant influence over operating and financial policies, are accounted for using the cost method. In the event that we retain sufficient risk of loss in a disposed subsidiary to preclude us from recognizing the transaction as a divestiture, we would continue to consolidate the subsidiary as an entity in which we have a variable interest under the guidance of FIN 46R.

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

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

(1)      Summary of Significant Accounting Policies, continued

(e)      Marketable Securities

         Our investments in debt and equity securities are classified in three categories and accounted for as follows:

         Classification                Accounting
         --------------                ----------
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

         We account for our equity and fixed income securities as available-for-sale. In the event a decline in fair value of an investment occurs, management may be required to determine if the decline in market value is other than temporary. Management's assessments as to the nature of a decline in fair value are based on the quoted market prices at the end of a period, the length of time an investment's fair value has been in decline and our ability and intent to hold the investment. If the fair value is less than the carrying value and the decline is determined to be other than temporary, an appropriate write-down is recorded against earnings.

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

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

(1)      Summary of Significant Accounting Policies, continued

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

         (h)     Goodwill and Other Intangible Assets

         Goodwill represents the excess of cost over the fair value of net assets acquired. We account for goodwill and other intangible assets according to the Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which addresses financial accounting and reporting matters for acquired goodwill and other intangible assets. Under the provision of SFAS No. 142, goodwill is not amortized, but is evaluated annually for impairment or more frequently if circumstances indicate that impairment may exist. The goodwill valuation is largely influenced by projected future cash flows and, therefore, is significantly impacted by estimates and judgments.

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

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

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

         (l)      Notes Receivable

         Notes receivable are recorded at cost, less allowances for doubtful accounts when deemed necessary. Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a note to be impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the note agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. Impairment losses are included in the allowance for doubtful accounts through a charge to bad debt expense. The present value of the impaired loan will change with the passage of time and may change because of revised estimates of cash flows or timing of cash flows. Such value changes are reported as bad debt expense in the same manner in which impairment initially was recognized. No interest income is accrued on impaired loans. Cash receipts on impaired loans are recorded as reductions of the principal amount.

         (m)          Stock-Based Compensation

         We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"), but apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for our stock option plans. In 2003 we purchased 15,000 unexpired options from a grantee and in 2002 we purchased 89,000 unexpired options from four grantees. These purchases in effect modified the terms of the options and, accordingly, we recognized $34,000 and $156,000 of compensation expense in 2003 and 2002, respectively, as required for a modification of terms under FIN 44. No other compensation expense from stock-based compensation awards was recognized in 2004, 2003 and 2002. If we had elected to recognize compensation expense for options granted based on their fair values at the grant dates, consistent with Statement 123, net income and earnings per share would have changed to the pro forma amounts indicated below:

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

(1)      Summary of Significant Accounting Policies, continued


                                                                                    Year Ended December 31,
                                                               ---------------------------------------------------------------
                                                                     2004                   2003                    2002
                                                                     ----                   ----                    ----
Net income, as reported                                          $ 2,152,000            $ 2,799,000             $ 3,411,000

Add: Stock-based employee compensation expense
  included in net income, net of tax                                      --                 22,000                 103,000
Deduct: Total stock-based employee compensation
  expense determined  under the fair value based
  method for all awards, net of related tax effects                 (550,000)              (241,000)               (222,000)
                                                                   ---------              ---------               ---------
Pro forma net income                                             $ 1,602,000            $ 2,580,000             $ 3,292,000
                                                                 ===========           ============            ===========

Net income per share
Basic - as reported                                                    $0.85                  $1.27                   $1.53
                                                                       =====                  =====                   =====
Basic - pro forma                                                      $0.63                  $1.17                   $1.48
                                                                       =====                  =====                   =====
Diluted - as reported                                                  $0.76                  $1.14                   $1.45
                                                                       =====                  =====                   =====
Diluted - pro forma                                                    $0.56                  $1.05                   $1.40
                                                                       =====                  =====                   =====



    The stock-based employee compensation expense above was determined using the Black Scholes option- pricing model with the following assumptions:


                                    2004            2003            2002
                                    ----            ----            ----
  Risk-free interest rate           3.03%           2.44%           3.40%
  Expected holding period           3.8 years       3.8 years       3.7 years
  Expected volatility               .429            .407            .477
  Expected dividend yield            -0-             -0-             -0-



         (n)      Recently Issued Accounting Pronouncements

         In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

         In December 2003, the Financial Accounting Standards Board published FIN No. 46-R, "Consolidation of Variable Interest Entities (revised December 2003)," superseding FIN 46, and exempting certain entities from the provisions of FIN 46. Generally, application of FIN 46-R is required in financial statements of public entities that have interests in structures commonly referred to as special-purpose entities for periods ending after December 15, 2003, and for other types of VIEs for periods ending after March 15, 2004. We

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

(1)      Summary of Significant Accounting Policies, continued

         currently do not consolidate any variable interest entities therefore the adoption of this standard did not have a material effect on our financial position, results of operations or cash flows.

         In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 123 (revised
         2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments used. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. We are currently evaluating the effect of adoption of SFAS 123(R) will have on our overall results of operations and financial position.

         (o)      Reclassification

         Certain reclassifications have been made to amounts presented in 2003 and 2002 to be consistent with the 2004 presentation.

 (2)     Management Fees and Other Receivables

         Management fees and other receivables consist of the following:

                                                        December 31,
                                                    2004              2003
                                                   -----             -----

        Management fees receivable              $1,661,000         $ 739,000
        Accrued interest receivable                 67,000            22,000
        Other receivables                           87,000           318,000
                                                ----------         ---------
                                                $1,815,000        $1,079,000
                                                ==========        ==========

         We earn management fees by providing management services to American Physicians Insurance Exchange ("APIE") under the direction of APIE's Board of Directors. APIE is a reciprocal insurance exchange, which is wholly-owned by its subscriber physicians. Subject to the direction of APIE's Board, and subject to a management services agreement, FMI sells and issues medical insurance policies, investigates, settles and defends claims, and otherwise manages APIE's affairs. The management agreement with FMI obligates APIE to pay management fees to FMI based on a percentage of APIE's earned premiums before

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

         (2)      Management Fees and Other Receivables, continued

         payment of reinsurance premiums. In addition, the management agreement provides that any profits, as defined, of APIE will be shared equally with FMI so long as the total payment (fees and profit sharing) does not exceed a cap based on premium levels. Management fees attributable to profit sharing were $1,929,000, $722,000 and $0 for the years ended December 31, 2004, 2003 and 2002. We earned total management fees and other related income of $15,316,000, $10,826,000 and $9,455,000, including expense reimbursements, principally for our independent agents' commissions, of $4,482,000, $3,373,000 and $3,368,000 for the
         years ended December 31, 2004, 2003 and 2002, respectively, related to these agreements.

         The summarized financial information for APIE as of and for the year ended December 31, 2004, 2003 and 2002 is as follows:


                                                           2004                     2003                      2002
                                                           ----                     ----                      ----
                                                        (unaudited)              (unaudited)              (unaudited)
                                                        ------------             ------------             ------------

Invested assets                                        $ 106,958,000             $ 86,547,000             $ 67,293,000
Other assets                                              24,194,000               16,181,000               13,428,000
                                                          -----------              -----------              ----------
Total Assets                                           $ 131,152,000            $ 102,728,000             $ 80,721,000
                                                       ==============           ==============            ============

Current liabilities                                    $ 109,914,000             $ 86,945,000             $ 67,736,000
Surplus                                                   21,238,000               15,783,000               12,985,000
                                                          -----------              -----------              ----------
Total liablilities and surplus                         $ 131,152,000            $ 102,728,000             $ 80,721,000
                                                       ==============           ==============            ============

Total revenue                                           $ 69,099,000             $ 56,009,000             $ 41,078,000
Net income                                               $ 4,296,000              $ 1,299,000              $ 1,503,000




         Other receivables in 2004 and 2003 are primarily from our brokerage and investment advisory services and are principally comprised of commissions earned by our brokers for trades in the last week of December 2004 and 2003.

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


(3)      Notes Receivable

         Notes receivable consist of the following:

                                                                                                             December 31,
                                                                                                         2004            2003
                                                                                                         ----            ----
         FemPartners, Inc. (Formerly due from Syntera HealthCare Corporation)
         Promissory note, bears interest at 8%. Payments were interest only, paid quarterly through November 30, 2001. Quarterly combined principal and interest payments began December 1, 2001 and were to continue through September 1, 2004, at which time the total outstanding balance was due. In December 2003 we agreed to extend the maturity one year interest only at 8%. The remaining principal and interest payments are due March 1, June 1, and September 1, 2005. The maturity date of this note can be accelerated if FemPartners conducts an initial public offering or other public sale of its common stock. If such occurs, the note shall mature and become due and payable on the 5th business day after the date of such initial public offering or other public sale.
                                                                                                       $420,000         $420,000
         Atlast Financial Services, LLC
         Unsecured term note, principal and interest, at 8% payable monthly until maturity on October 15, 2005.
                                                                                                        235,000            - 0 -
         Employees
         Loans are periodically made to non-officer employees, primarily as employment retention inducements. Employee notes receivable at December
         31, 2004 consisted of two notes of $2,000 and $248,000, which are being amortized through October 31, 2005 and June 30, 2006, respectively, provided the employees remain with us; a note for $14,000 due currently; and two loans totaling $13,000 to a key employee for advanced education fees. The latter two notes are forgivable in the amount of approximately $13,000 on each January 1st that the employee is employed by the Company beginning in 2001 and continuing through
         2005. They are due within 90 days should the employee terminate employment.

         Employee notes receivable at December 31, 2003 consisted of a note totaling $6,000 which is being amortized through 2004, provided the employee remains with us and two loans totaling $26,000 to a key employee for advanced education fees. The same terms apply as described above.
                                                                                                        277,000            32,000
                                                                                                        -------            ------

                                                                                                        932,000           452,000
         Less current portion and allowance for doubtful accounts of $14,000 and
         $0, in 2004  and 2003, respectively.                                                          (791,000)          (16,000)
                                                                                                       ---------        ----------

         Long term portion                                                                             $141,000          $436,000
                                                                                                       ========          ========

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

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

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

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

(5)      Marketable Securities

         The following table summarizes by major security type the cost, fair market value, and unrealized gains and losses of the investments that we have classified as available-for-sale:


                                                                  Gross               Gross
                                                                  Unrealize           Unrealized          Fair
                                              Cost                  Gains              Losses             Value
                                        -----------------------------------------------------------------------------
December 31, 2004

Governmental obligations                   $ 3,492,000             $     --           $ (26,000)        $ 3,466,000
Corporate obligations                        1,406,000               51,000             (20,000)          1,437,000
Equity securities                            6,268,000            3,149,000                  --           9,417,000
                                             ----------           ----------           ---------         -----------


Total                                      $11,166,000           $3,200,000           $ (46,000)        $14,320,000
                                           ============          ===========          ==========        ===========

December 31, 2003

Corporate obligations                        $ 884,000             $ 13,000        $          --          $ 897,000
Equity securities                            9,306,000                   --             (577,000)         8,729,000
                                            ----------             --------            ---------          ---------

Total                                      $10,190,000             $ 13,000           $ (577,000)        $9,626,000
                                           ============            =========          ===========        ==========


       (1) Unrealized losses in 2004 and 2003 were in a loss position for less than one year.

             Maturities of fixed income securities were as follows at December 31, 2004:

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

(5)     Marketable Securities, continued

                                                         Fair
                                       Cost              Value
                                    ----------        ----------
        Due within one year         $1,993,000        $1,983,000
        Due after one year           2,905,000         2,920,000
                                     ---------         ---------
        Total                       $4,898,000        $4,903,000
                                    ==========        ==========


         Amounts reflected in the tables above include equity securities of HealthTronics with a fair value of $5,900,000 and $3,416,000 and corporate obligations of HealthTronics with a fair value of $944,000 and $897,000 at December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, amounts also include equity securities of Financial Industries Corporation ("FIC") with a fair value of $3,080,000 and $5,313,000, respectively.

         HealthTronics is the largest provider of lithotripsy (a non-invasive method of treating kidney stones) services in the United States and is an international supplier of specialty vehicles for the transport of high technology medical, broadcast/communications and homeland security equipment. Through selling of shares since our initial investment of 3,540,000 shares in 1989, our holdings of common stock at December 31, 2004 stood at 555,000, or approximately 2% of the common stock outstanding. We account for HealthTronics as an available-for-sale equity security and record changes in its value, net of tax, in our balance sheet as part of "accumulated other comprehensive income".

         On June 4, 2003 we purchased from Financial Industries Corporation ("FIC")(OTC: FNIN.PK) and a foundation 339,879 shares of FIC's common stock as an investment. Earlier in 2003 we had purchased 45,121 FIC shares in the open market. The 385,000 shares represent an approximate 4% ownership in FIC. The aggregate purchase price was approximately $5,647,000, which was all sourced from our cash reserves. The shares purchased from FIC and the foundation are not registered, but are subject to a registration rights agreement requiring FIC's best efforts to register them within one year of the transaction. Due to FIC's delay in filing its 2003 Form 10-K and its March 31, 2004, June 30, 2004 Forms 10-Q, it has not been able to register these shares and was delisted from the NASDAQ exchange in July 2004. Subsequently, FIC was delinquent in filing its September 30, 2004 Form 10-Q.

         By September 30, 2004, the value of our investment in FIC had declined significantly. On October 12, 2004, we determined that this decline in market price was "other than temporary" as defined in Statements of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Consequently, we recorded a pretax charge to earnings of $2,374,000 in the third quarter 2004. The charge reduced our cost basis in FIC from $5,647,000, or $14.67 per share, to $3,273,000, or $8.50 per share, which is equal to the quoted market price of FIC shares on September 30, 2004. By December 31, 2004, the value of our investment in FIC had declined further. On December 31, 2004, we determined that this decline in market price was "other than temporary". Consequently, we recorded a pretax charge to earnings of $193,000 in the fourth quarter 2004. The charge reduced our cost basis in FIC from $3,273,000, or $8.50 per share, to $3,080,000, or $8.00 per share, which is equal to the quoted market price of FIC shares on December 31, 2004.

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

(5)       Marketable Securities, continued

         As discussed in our Forms 10-Q dated June 30 and September 30, 2004, we believe the decline in the market price of FIC has been brought about by its failure to file its 2003 Form 10-K and its subsequent de-listing from the NASDAQ Stock Market. We had expected FIC to bring its filings current and pursue restoring its exchange listing but these events have not yet occurred. While we currently continue to have the ability and the intent to hold the stock indefinitely, we concluded that the additional uncertainty created by the late filings together with the lack of current financial information dictated that the decline should be viewed as other than temporary. We will continue the policy during 2005 of monitoring and evaluating the situation at FIC and further determining if changes in fair market value of the investment are temporary or "other than temporary".

         The following table summarizes our recognized gains and losses on investments. Costs on assets sold were determined on the basis of specific identification.

                                                Year ended December 31,
                                2004                 2003               2002
                                ----                 ----               ----
     Proceeds from sales     $1,116,000          $4,080,000         $10,731,000

     Gains                      245,000             197,000           2,855,000
     Losses**                (2,567,000)            (70,000)                 --
                             ----------            --------          ----------
     Net gains (losses)     $(2,322,000)            127,000          $2,855,000
                             ==========            ========          ==========


         ** Note: The loss in 2004 resulted from other than temporary impairment charges to income and were not the result of the sale of a security at a loss.

(6)      Property and Equipment

         Property and equipment consists of the following:

                                                 December 31,
                                    ------------------------------------------
                                          2004                     2003
                                          ----                     ----
    Equipment                         $ 1,150,000              $ 1,059,000
    Furniture                             628,000                  624,000
    Software                              643,000                  323,000
    Leasehold improvements                332,000                  332,000
                                         --------                 -------
                                      $ 2,753,000              $ 2,338,000

    Accumulated depreciation         $ (2,134,000)            $ (1,960,000)
                                     ============             ============
                                        $ 619,000                $ 378,000
                                       ==========               =========

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

(6)      Property and Equipment, continued

         Property and equipment are stated at cost. Depreciation expense of $181,000, $173,000 and $166,000 in 2004, 2003 and 2002, respectively, is computed principally on the straight-line method over the estimated useful lives of the assets. The useful lives for equipment ranges from three to five years, furniture ranges from five to seven years, software is depreciated over three years, and leasehold improvements are depreciated over the life of the lease or their expected useful life, whichever is shorter.

(7)      Accrued Expenses and Other Liabilities

         Accrued expenses and other liabilities consist of the following as of December 31:

                                             2004                     2003
                                             ----                     ----
         Commissions payable             $ 1,260,000                $ 964,000
         Taxes payable                       205,000                  116,000
         401(k) plan matching                169,000                  121,000
         Vacation payable                    153,000                  158,000
         Other                                55,000                  126,000
                                             -------                 -------
                                         $ 1,842,000              $ 1,485,000
                                         ===========               ==========




(8)      Deferred Gain

         In November 2001 we sold all of the remaining 46,000 square feet of condominium space we owned in an office project located in Austin, Texas to our former affiliate, HealthTronics. In conjunction with the sale we leased back approximately 23,000 square feet that housed our operations prior to the sale. Gain on the sale amounted to approximately $5.1 million, of which $1.9 million was recognized in 2001 and the balance of gain was deferred. Deferred income of approximately $2.4 million related to our continuing involvement in 50% of the useable space was recorded and is being recognized monthly over the five-year lease term through November 2006. Income recognition related to this deferral was $488,000 in 2004, 2003 and 2002. In addition, 15% of the gain ($0.76 million) related to our then 15% ownership in the purchaser was deferred as we accounted for HealthTronics using the equity method of accounting through the year ended December 31, 2001. During 2004, 2003 and 2002 we reduced our investment in HealthTronics and subsequently recognized a proportionate percentage of the deferred gain, amounting to $56,000, $8,000 and $515,000 in 2004, 2003, and 2002, respectively. Recognition of the deferred gain is recorded as a reduction of rent expense in operating expenses in the accompanying financial statements.

(9)      Commitments and Contingencies

         Rental expenses under all operating leases were $1,098,000, $997,000 and $1,077,000, for the years ended December 31, 2004, 2003 and 2002, respectively. Future minimum payments for leases that extend for more than one year through 2009 were $845,000; $551,000; $32,000; $19,000,
         $5,000 for 2005, 2006, 2007, 2008 and 2009, respectively.

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

(9)      Commitments and Contingencies, continued

         We are involved in various claims and legal actions that have arisen in the ordinary course of business. Management believes that any liabilities arising from these actions will not have a significant adverse effect on our consolidated financial condition or results of operations.

(10)     Income Taxes

         Income tax expense consists of the following:


                                                                     Year Ended December 31,
                                                        2004                      2003                    2002
                                                        ----                      ----                    ----
Continuing Operations:
Federal
Current                                                 $ 1,049,000            $ (978,000)            $ 2,339,000
Tax benefit of stock options                                589,000                    --                      --
Deferred                                                   (505,000)            2,511,000                (151,000)
State-Current                                               184,000               107,000                  95,000
                                                       ------------          ------------             -----------
Total from Continuing Operations                          1,317,000             1,640,000               2,283,000
Discontinued Operations                                          --                14,000                 132,000
                                                       ------------          ------------             -----------
                                                         $1,317,000            $1,654,000              $2,415,000
                                                       ============          ============             ===========


         A reconciliation of expected income tax expense computed by applying the United States federal statutory income tax rate of 34% to earnings from continuing operations before income taxes to tax expense from continuing operations in the accompanying consolidated statements of operations follows:


                                                                            Year Ended December 31,
                                                                  2004                     2003                     2002
                                                                  ----                     ----                     ----
Expected federal income tax expense from
  continuing operations                                        $ 1,179,000              $ 1,500,000             $ 1,849,000
State taxes                                                        121,000                   72,000                  63,000
Goodwill adjustment                                                     --                       --                 214,000
Minority interest                                                       --                   67,000                  89,000
Other, net                                                          17,000                    1,000                  68,000
                                                                   -------                   ------                  ------
                                                               $ 1,317,000              $ 1,640,000             $ 2,283,000
                                                               ===========             ============             ===========


                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

(10)     Income Taxes, continued

         The tax effect of temporary differences that gives rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below:


                                                                                Year Ended December 31,
                                                                        -------------------------------------
                                                                              2004                  2003
                                                                              ----                  ----

Current deferred tax assets (liabilities):
   Market value allowance on investments                                   $     --              $ 191,000
   Accrued expenses                                                         113,000                357,000
   Allowance for doubtful accounts                                           11,000                  6,000
   Capitalized expenses, principally due to deductibility
     for tax purposes                                                            --                (22,000)
                                                                          ----------            -----------

       Total current deferred tax asset                                     124,000                532,000
                                                                          ==========            ===========

Non-current deferred tax assets (liabilities):
   Write-off of investment in excess of tax loss                            873,000                     --
   Other investments                                                          8,000                126,000
   Sales/Leaseback deferred income                                          378,000                564,000
   Investment in available-for-sale securities                             (677,000)              (889,000)
   Market value allowance on investments                                 (1,072,000)                    --
   Other                                                                    136,000                 53,000
   Tax depreciation in excess of book                                      (128,000)                    --
                                                                         -----------            -----------
       Total non-current net deferred tax liability                        (482,000)              (146,000)
                                                                         ===========            ===========

Net deferred tax asset (liability)                                       $ (358,000)             $ 386,000
                                                                         ===========            ===========


         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences at December 31, 2004.

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

(11)     Employee Benefit Plans

         We have an employee benefit plan qualifying under Section 401(k) of the Internal Revenue Code for all eligible employees. Employees become eligible upon meeting certain service and age requirements. Employee deferrals may not exceed $13,000 in 2004 unless participant is over age 50, in which case the maximum deferral is $16,000. We may, at our discretion, contribute up to 200% of the employees' deferred amount. For the years ended December 31, 2004, 2003 and 2002 our contributions aggregated $170,000, $176,000 and $135,000, respectively.

         In December 2004, the Board of Directors approved the "American Physicians Service Group, Inc. Affiliate Group Deferred Compensation Master Plan" ("Deferred Compensation Plan"), a non-qualified compensation plan designed to give us more flexibility in compensating key employees and directors through ownership of our common stock. Final adoption of the Deferred Compensation Plan is dependent on shareholder approval at the 2005 Annual Meeting. Under the Deferred Compensation Plan we may elect to defer a portion of an employee's incentive compensation or director's board compensation in the form of a deferred stock grant. Shares become eligible for withdrawal with the passage of time and participants may withdraw eligible shares upon attaining the age of sixty or upon leaving our service. Plan participants may withdraw all shares granted to them ratably over four years, provided they have entered into a non-competition agreement with us. We plan for this to be an unfunded plan. Shares to be withdrawn will be purchased in the open market or issued from the authorized shares. We are currently evaluating the impact of SFAS 123R on our deferred compensation plan.

(12)     Stock Options

         We have adopted, with shareholder approval, the "1995 Non-Employee Directors Stock Option Plan" ("Directors Plan") and the "1995 Incentive and Non-Qualified Stock Option Plan" ("Incentive Plan"). The Directors Plan provides for the issuance of up to 200,000 shares of common stock to non-employee directors who serve on the Compensation Committee. The Directors Plan is inactive and it is assumed the remaining 170,000 shares will not be granted. The Incentive Plan, as amended with shareholder approval in 1998, 2001, and 2002 provides for the issuance of up to 1,600,000 shares of common stock to our directors and key employees. A total of 1,451,000 of these options have been granted as of December 31, 2004, 721,000 of which remain unexercised of which 389,000 are exercisable.

         The exercise price for each non-qualified option share is determined by the Compensation Committee of the Board of Directors ("the Committee"). The exercise price of a qualified incentive stock option has to be at least 100% of the fair market value of such shares on the date of grant of the option. Under the Plans, option grants are limited to a maximum of ten-year terms; however, the Committee has issued all currently outstanding grants with five-year terms. The Committee also determines vesting for each option grant and substantially all outstanding options vest in two or three approximately equal annual installments beginning one year from the date of grant

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

(12)     Stock Options, continued

        Presented below is a summary of the stock options held by our employees and our directors and the related transactions for the years ended December 31, 2004 and 2003.


                                                                Year Ended December 31,
                                 -----------------------------------------------------------------------------------------------
                                            2004                                2003                            2002
                                 ----------------------------       ----------------------------      --------------------------
                                                    Weighted                          Weighted                         Weighted
                                                     Average                           Average                          Average
                                                    Exercise                          Exercise                         Exercise
                                    Shares           Price             Shares           Price            Shares          Price
                                 ------------   -------------       -------------   ------------      -----------     -----------

Balance at January 1                815,000           $4.49            939,000          $3.51            788,000         $3.45
Options granted                     146,000            9.93            330,000           6.46            305,000          3.72
Options exercised                  (240,000)           3.16           (378,000)          3.57            (13,000)         1.69
Options repurchased                   --                 --            (15,000)          4.29            (89,000)         2.38

Options forfeited/expired             --                 --            (61,000)          5.73            (52,000)         6.26
                                 -----------          -----          ---------          -----            -------         -----
Balance at December 31              721,000           $6.04            815,000          $4.49            939,000         $3.51
                                 ===========          =====          =========          =====            =======         =====
Options exercisable                 389,000           $5.80            289,000          $3.01            500,000         $3.78
                                 ===========          =====          =========          =====            =======         =====


        The weighted average fair value (the theoretical option value calculated using the Black Scholes option pricing model) of Company stock options granted is $3.58, $2.20 and $1.46 per option during the years ended December 31, 2004, 2003 and 2002, respectively. In this case, as of December 31, 2004, the weighted average theoretical option value per share of Company stock options ($13.51) less the weighted average exercise price of options granted ($9.93) equals the weighted average fair value of options granted ($3.58).

         The following table summarizes the Company's options outstanding and exercisable options at December 31, 2004:


                                 Stock Options Outstanding                  Stock Options Exercisable
                         -------------------------------------------     ----------------------------
                                          Average         Weighted                          Weighted
                                         Remaining         Average                           Average
 Range of                               Contractual       Exercise                          Exercise
Exercise Prices            Shares           Life            Price               Shares        Price
---------------          ---------      -----------      ----------           ---------     ----------
$1.69 to $4.50             425,000      2.3 years          $3.61               239,000         $3.33
$4.51 to $10.12            296,000      4.3 years          $9.51               150,000         $9.73
                          --------                                             --------

Total                     721,000                                              389,000
                          ========                                             =======


(13)     Discontinued Operations


          Effective November 1, 2002, we completed the sale of APS Consulting to its management as we determined the division's operations were not consistent with our long-term strategic plan. We sold all of our APS Consulting shares for a de minimus amount of cash plus a $250,000 seven-year term note at the prime rate plus 3%. Our existing contract, which was entered into October 1, 2002, provides administrative support services to APS Consulting for a period of approximately seven years, and

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

(13)     Discontinued Operations, continued


          remained in effect. Fees under this contract are dependent on APS Consulting's pre-tax earnings but may not be less than $200,000 or more than $518,000 over the life of the agreement. Because we were dependent upon the future successful operation of the division to collect our proceeds from the disposal and because we had a security interest in the assets of the division, we had retained a sufficient risk of loss to preclude us from recognizing the divestiture of APS Consulting under the guidance of FASB Interpretation No 46. Accordingly, we did not recognize the divestiture of APS Consulting and continued to consolidate the division as an entity in which we have a variable interest that will absorb the majority of the entity's operating losses if they occurred.

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

          A summary of results of operations related to discontinued operations for the years ended December 31, 2004, 2003 and 2002 is as follows:

                                        2004            2003            2002
                                        ----            ----            ----
         Consulting Revenue               --              --         $3,296,000
         Consulting Expenses              --              --          2,909,000
                                       -----           -----          ---------
         Net Income                       --              --         $  387,000
                                       =====           =====          =========

(14)     Repurchase of Minority Interest

         On October 1, 2003 we purchased for $2,050,000 cash the 20% interest in APS Insurances Services, Inc., which was owned by FPIC Insurance Group, Inc. ("FPIC"). We believe the acquisition will provide us more control over operating decisions and will improve our earnings and return on capital with minimal risk. As a result of this transaction, we now own a 100% interest in APS Insurance Services. Prior to our repurchase of the minority interest, we consolidated the assets, liabilities and operations of APS Insurance Services and recorded 20% of its after tax net income as minority interest. As a part of the purchase agreement we maintained an agreement with FPIC that limits them from competing with us in Texas through February 2007. The Company has assigned a value of $410,000 to this non-compete agreement based on a determination by an outside consulting firm. The agreement is being amortized on the straight-line method through its expiration in 2007.

         The total cost of the acquisition was $2,050,000 and was allocated to the 20% interest acquired in APS Insurance Services based on the fair values of its net assets on the date of acquisition, in accordance with the purchase method of accounting for business combinations.

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

(14)     Repurchase of Minority Interest, continued

         A summary of the purchase price allocation for this transaction is as follows:

            Purchase price of 20% interest                     $ 2,050,000
            Basis of recorded minority interest                   (393,000)
            Allocated to non-competition agreement                (410,000)
                                                                 ---------
            Excess of purchase price over
             assets acquired (goodwill)                        $ 1,247,000
                                                               ===========



         The net carrying value of goodwill as of December 31, 2004 is comprised of the following


         Balance December 31, 2002
             Additions                          $1,257,000
             Deletions                                  --
                                                 ---------
         Balance December 31, 2003               1,257,000
             Additions                                  --
             Valuation Adjustment                  (10,000)
                                                 ---------
         Balance December 31, 2004              $1,247,000
                                                ==========


         Other intangible assets as of December 31, 2004, subject to amortization expense, contains the following:

                                                                 Gross Carrying        Accumulated
For the year ended December 31, 2004                                 Amount            Amortization              Net
------------------------------------
                                                                 ------------          ------------         -------------
Non-compete                                                         $ 410,000             $ 149,000             $ 261,000
Managing general agent license                                        160,000                34,000               126,000
                                                                 ------------          ------------         -------------
   Total                                                              570,000               183,000               387,000
                                                                 ============          ============         =============

For the year ended December 31, 2003
Non-compete                                                         $ 400,000              $ 29,000             $ 371,000
Managing general agent license                                        160,000                30,000               130,000
                                                                 ------------          ------------         -------------
   Total                                                              560,000                59,000               501,000
                                                                 ============          ============         =============


                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

(14)     Repurchase of Minority Interest, continued



         As of December 31, 2004, the net carrying value of the non-compete agreement was $261,000, net of $149,000 accumulated amortization recognized since 2003.

         We assume no residual value and estimate annual amortization expense over the remaining life of the agreement to be as follows:
                  Year                       Amount
                 -----                     ----------
                  2005                      $120,000

                  2006                       120,000

                  2007                        21,000


         The unaudited pro forma income statement data below show the impact of the repurchase as if it had happened prior to the reporting periods:


                                                 2003               2002
                                              -------------      -------------
Revenue:
   As reported                                $ 30,449,000        $ 23,077,000
   Pro forma                                  $ 30,449,000        $ 23,077,000

Net earnings as reported                        $2,799,000          $3,411,000

Add:  Minority Interest attributable
          to APS Insurance Services,
          net of income taxes                    $ 197,000           $ 268,000
                                                ----------           ---------

Pro forma net earnings                         $ 2,996,000         $ 3,679,000
                                              ============         ===========

Earnings per share:
Basic - as reported                                  $1.27               $1.53
                                                    ======               =====
Basic - pro forma                                    $1.36               $1.65
                                                    ======               =====
Diluted - as reported                                $1.14               $1.45
                                                    ======               =====
Diluted - pro forma                                  $1.22               $1.57
                                                    ======               =====

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

(15)     Investment in Unconsolidated Affiliates


         For the year ended December 31, 2004, 2003 and 2002, respectively, our equity in the earnings (loss) of unconsolidated affiliates consisted of the following:

                                                 December 31,
                                     ------------------------------------
                                     2004            2003             2002
                                     ----            ----             ----

     Prime Medical Services, Inc.   $  --            $  --          $186,000
     Uncommon Care                     --          260,000          (230,000)
                                     ----          -------           -------
       Earnings (loss)              $  --         $260,000          $(44,000)
                                     ====          =======           =======


         On October 12, 1989, we purchased 3,540,000 shares (42%) of the common stock of Prime Medical. In the ensuing years, the sale of stock, stock exchanges and stock issuances reduced our ownership and at December 31, 2004 our holdings stood at 555,000 or approximately 2% of the common stock outstanding.


         In the first quarter of 2002, with the sale of Prime Medical shares reducing our ownership to less than 5%, and our chairman and CEO reducing his responsibilities on Prime's Board, we discontinued the use of the equity method and began to account for our Prime Medical investment as an available-for-sale equity security. Prior to discontinuing equity method accounting on March 1, 2002 we recorded equity in Prime Medical's earnings of $186,000. In connection with the sales of Prime Medical (or HealthTronics as of 2004) shares during the year, we recognized gains of $245,000 in 2004, $64,000 in 2003 and $2,855,000 in 2002. The gains are classified as "Gain on Sale of Investments" in the accompanying consolidated financial statements. Changes in market value of our HealthTronics shares are included in shareholders equity as "accumulated other comprehensive income".


         HealthTronics is an SEC registrant and additional information on the company can be found on the SEC's web site at www.sec.gov.

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

         During 2004, loan participants whose interests totaled $235,000 released the Company from all liability under the participation agreements. Of the total, $146,000 was related to affiliates of the Company and was recorded as an addition to Additional Paid-In Capital. The remaining $89,000 was related to non-affiliates and was recorded as Other Income.

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

(15)     Investment in Unconsolidated Affiliates, continued

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

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

(16)     Segment Information, continued

                                                                          2004                 2003                 2002
                                                                          ----                 ----                 ----
Operating Revenues
 Financial services                                                  $ 16,705,000         $ 19,623,000         $ 13,623,000
 Insurance services                                                    15,316,000           10,826,000            9,454,000
 Other                                                                  4,760,000            2,567,000            1,024,000
                                                                       ----------           ----------           ----------
                                                                     $ 36,781,000         $ 33,016,000         $ 24,101,000
                                                                     ============        =============         ============

Reconciliation to Consolidated Statements of Operations:
 Total segment revenues                                                 36,781,000           33,016,000           24,101,000
  Less: intercompany dividends                                          (4,760,000)          (2,567,000)          (1,024,000)
                                                                       -----------          -----------          -----------
    Total Revenues                                                    $ 32,021,000         $ 30,449,000         $ 23,077,000
                                                                      ============        =============         ============

Operating Income (Loss):
 Financial services                                                      2,167,000            3,039,000          $ 1,747,000
 Insurance services                                                      4,758,000            2,244,000          $ 1,848,000
 Other                                                                   3,179,000            1,247,000              128,000
                                                                        ----------            ---------           ----------
                                                                      $ 10,104,000          $ 6,530,000          $ 3,723,000
                                                                      ============         ============          ===========

Reconciliation to Consolidated Statements of Operations:
 Total segment operating profit                                       $ 10,104,000          $ 6,530,000          $ 3,723,000
  Less: intercompany dividends                                          (4,760,000)          (2,567,000)          (1,024,000)
                                                                       -----------          -----------          -----------
Operating income                                                         5,344,000            3,963,000            2,699,000
Gain (loss) on investments                                              (2,322,000)             127,000            2,855,000
Gain on extinguishment of debt                                              75,000                   --                   --
                                                                          --------            ---------            ---------

Income from continuing operations before interest, income
 taxes, minority interests and equity in gain and loss of
 unconsolidated affiliates                                               3,097,000            4,090,000            5,554,000
Interest income                                                            365,000              304,000              372,000
Other income                                                                15,000              (38,000)            (158,000)
Interest expense                                                             7,000                7,000               24,000
Income tax expense                                                       1,317,000            1,640,000            2,283,000

Minority interests                                                           1,000              197,000              261,000
Equity in profit (loss) of affiliates                                           --              260,000              (44,000)
                                                                          --------             --------             --------
Income from continuing operations                                        2,152,000            2,772,000            3,156,000

Net income from discontinued operations,
 net of income tax                                                              --                   --              255,000

Gain on disposal of discontinued operations,
 net of income tax                                                              --               27,000                   --
                                                                        ----------           ----------           ----------
Net income                                                             $ 2,152,000          $ 2,799,000          $ 3,411,000
                                                                       ===========          ===========          ===========

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


                                                                       2004                    2003                    2002
                                                                        ----                    ----                    ----
IDENTIFIABLE ASSETS:
 Financial services                                                 $ 5,106,000              $ 4,970,000             $ 3,727,000
 Insurance services:
  Intangible assets                                                   1,507,000                1,627,000                      --
  Other                                                               4,526,000                3,965,000               2,882,000
 Corporate:
  Investment in available for sale securities                        14,320,000                9,626,000              11,284,000
  Other                                                               4,984,000                5,450,000               6,265,000
                                                                     ----------               ----------              ----------
                                                                   $ 30,443,000             $ 25,638,000            $ 24,158,000
                                                                   ============             ============            ============

CAPITAL EXPENDITURES:
 Financial services                                                    $ 10,000                 $ 32,000                $ 24,000
 Insurance Services                                                     362,000                  160,000                  78,000
 Corporate                                                               49,000                   31,000                  37,000
 Discontinued Operations                                                     --                   96,000                  15,000
                                                                        -------                  -------                 -------
                                                                      $ 421,000                $ 319,000               $ 154,000
                                                                     ==========               ==========               =========

DEPRECIATION/AMORTIZATION EXPENSES:
 Financial services                                                    $ 27,000                 $ 31,000                $ 42,000
 Insurance Services                                                     217,000                  110,000                  55,000
 Corporate                                                               60,000                   65,000                  73,000
 Discontinued Operations                                                     --                       --                  18,000
                                                                       --------                 --------                 -------
                                                                      $ 304,000                $ 206,000               $ 188,000
                                                                     ==========               ==========               =========


         During the years ended December 31, 2004, 2003 and 2002, a single customer represented 48% ($15,316,000), 36% ($10,826,000) and 41%
         ($9,454,000) of our consolidated revenues.

         At December 31, 2004, 2003 and 2002 we had long-term contracts with that customer and were therefore not vulnerable to the risk of a near-term severe impact from a reasonably possible loss of the revenue. However, should that customer default or be unable to satisfy its contractual obligations, there would be a material adverse effect on our financial condition and results of operations.

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

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

(17)     Net Income Per Share

         Basic income per share are based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares, including options. A reconciliation of income and average shares outstanding used in the calculation of basic and diluted earnings per share from continuing and discontinued operations follows:



                                                                      For the Year Ended December 31, 2004
                                                                     ----------------------------------------
                                                                   Income                Shares           Per-Share
                                                                 (Numerator)          (Denominator)        Amount
                                                                 -----------           -----------       ----------
Income from continuing operations                                $ 2,152,000
Basic EPS:
Income available to common stockholders                            2,152,000             2,545,000          $0.85
                                                                                                            =====
Effect of dilutive securities                                             --               293,000
                                                                ------------            ----------
Diluted EPS:
Income available to common stockholders                          $ 2,152,000             2,838,000          $0.76
                                                                ============            ==========          =====


                                                                      For the Year Ended December 31, 2003
                                                                     ---------------------------------------
                                                                   Income                Shares          Per-Share
                                                                (Numerator)           (Denominator)        Amount
                                                                 ----------           ------------       ----------
Income from continuing operations                                $ 2,772,000
Discontinued operations, net of tax                                   27,000
Basic EPS:
Income available to common stockholders                            2,799,000             2,207,000          $1.27
                                                                                                            =====
Effect of dilutive securities                                             --               242,000
                                                                ------------            ----------
Diluted EPS:
Income available to common stockholders                          $ 2,799,000             2,449,000          $1.14
                                                                ============            ==========          =====


                                                                      For the Year Ended December 31, 2002
                                                                     --------------------------------------
                                                                    Income               Shares          Per-Share
                                                                  (Numerator)         (Denominator)        Amount
                                                                   ---------           -----------       ----------
Income from continuing operations                                $ 3,156,000
Discontinued operations, net of tax                                  255,000
Basic EPS:
Income available to common stockholders                            3,411,000             2,227,000          $1.53
                                                                                                            =====
Effect of dilutive securities                                             --               118,000
                                                                ------------            ----------
Diluted EPS:
Income available to common stockholders                          $ 3,411,000             2,345,000          $1.45
                                                                ============            ==========          =====

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

(17)     Net Income Per Share, continued

         Unexercised employee stock options to purchase 23,250, 191,250 and 432,000 shares of our common stock for the years ended December 31, 2004, 2003 and 2002, respectively, were not included in the computations of diluted EPS because their effect would be antidilutive.

(18)     Shareholders' Equity

         The following table presents changes in shares outstanding for the period from December 31, 2002 to December 31, 2004:

                                           Common
                                           Shares               Treasury
                                         Outstanding              Stock
                                       -------------          -------------

Balance December 31, 2001                 2,745,231                386,000
Options excercised                           13,000                     --
Treasury stock purchases                         --                238,388
Treasury stock retirements                 (624,388)              (624,388)
                                       ------------            -----------
Balance December 31, 2002                 2,133,843                     --
                                       ============            ===========

Options excercised                          377,800                     --
Treasury stock purchases                         --                 56,976
Treasury stock retirements                  (56,976)               (56,976)
                                       ------------            -----------
Balance December 31, 2003                 2,454,667                     --
                                       ============            ===========

Options excercised                          240,200                     --
Treasury stock purchases                         --                 70,495
Treasury stock retirements                  (70,495)               (70,495)
                                        -----------            -----------
Balance December 31, 2004                 2,624,372                     --
                                        ===========            ===========



(19) Supplemental Consolidated Quarterly Financial Data (Unaudited)

          Quarter to quarter comparisons of results of operations have been and may be materially impacted by bond market conditions and whether or not there are profits at the medical malpractice insurance company which we manage and whose profits we share. We believe that the historical pattern of quarterly sales and income as a percentage of the annual total may not be indicative of the pattern in future years. The following tables set forth selected quarterly consolidated financial information for the years ended December 31, 2004, 2003 and 2002:

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

                                                                   (In thousands, except per share data)

                                                               First           Second         Third          Fourth
                                                              Quarter         Quarter        Quarter         Quarter
                                                              --------        --------       --------       --------
2004
-----
Revenues                                                       $ 7,290         $ 7,295       $ 7,593         $ 9,843

Net Income                                                         694             689          (834)          1,603

Basic net income per share:                                     $ 0.28          $ 0.28       $ (0.32)         $ 0.62

Diluted income  per share:                                      $ 0.25          $ 0.25       $ (0.32)         $ 0.58



2003
-----
Revenues                                                       $ 6,591         $ 6,969       $ 9,049         $ 7,840

Income from continuing operations                                  552             684           729             807

Discontinued operations, net of taxes                               --              --            --              27

  Net income                                                       552             684           729             834

Basic net income per share:

  From continuing operations                                    $ 0.26          $ 0.32        $ 0.34          $ 0.34

  Discontinued operations, net of taxes                             --              --            --            0.01

    Net income                                                  $ 0.26          $ 0.32        $ 0.34          $ 0.35

Diluted income  per share:

  From continuing operations                                    $ 0.25          $ 0.30        $ 0.31          $ 0.30

 Discontinued operations, net of taxes                              --              --            --            0.01

    Net income                                                  $ 0.25          $ 0.30        $ 0.31          $ 0.31


          Results for the fourth quarter of 2004 and 2003 include profit sharing with APIE totaling $1,929,000 and $722,000, respectively.

          Certain amounts previously classified as general and administrative expenses have been classified as cost of revenues at Insurance Services in the consolidated statements of income for the years ended 2004 and 2003. For the year ended 2004, the amount of reclassifications in the quarters is $146,000, $176,000 and $167,000 for the quarter ended September 30, June 30 and March 31, respectively. For the year ended 2003, the amount of reclassifications in the quarters is $126,000, $126,000 and $131,000 for the quarter ended September 30, June 30 and March 31, respectively.

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

  (20) Concentration of credit risk

         Marketable securities

         As of December 31, 2004 we owned marketable securities of HealthTronics and Financial Industries Corporation with a combined fair market value of $9,924,000, or approximately 33% of our total assets. An event having a material adverse effect on HealthTronics and/or Financial Industries, and resulting in a devaluation of their securities would also have a material adverse effect on our financial condition and results of operations.

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

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

(21)     Other Comprehensive Income

         The following chart discloses the reclassification adjustments for gains and losses included in net income during the years ended December 31:


                                                                                     Tax
                                                                Before-Tax         (Expense)         Net-of-Tax
                                                                   Amount          or Benefit          Amount
                                                                -----------       ------------      ------------
2004
----
Unrealized holding gains
  arising during the period                                         $1,393           ($474)              $919
Reclassification adjustment for losses
  included in net income                                             2,322            (789)             1,533
                                                                   --------       ---------           --------
Net unrealized gains on securities                                  $3,715         ($1,263)            $2,452
                                                                   ========       ==========          ========

2003
----
Unrealized holding losses
  arising during the period                                        ($3,246)           $1,104          ($2,142)
Reclassification adjustment for gains
  included in net income                                               (89)               30              (59)
                                                                   ---------        ---------         ---------
Net unrealized losses on securities                                ($3,335)           $1,134          ($2,201)
                                                                   =========        =========         =========

2002
----
Unrealized holding gains
  arising during the period                                         $6,585           ($2,820)           $3,765
Reclassification adjustment for gains
  included in net income                                            (2,873)              977            (1,896)
                                                                   --------        ---------         ---------
Net unrealized gains on securities                                  $3,712           ($1,843)           $1,869
                                                                   ========        =========         =========



                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
            American Physicians Service Group, Inc. and Subsidiaries
                   Years Ended December 31, 2004, 2003 and 2002


(in thousands)
                                         Balance at                                       Balance
                                          Beginning       Costs and                       at End
                                           of Year        Expenses       Deductions       of Year
                                        ------------------------------------------------------------

Allowance for Doubtful Accounts

     2004                                        $  -           $ 47            $ 33           $ 14
                                        ==============  =============  ==============  =============

     2003                                        $ 64           $ 15            $ 79            $ -
                                        ==============  =============  ==============  =============

     2002                                        $  -           $ 86            $ 22           $ 64
                                        ==============  =============  ==============  =============

