Form 10-Q
period 2005-03-31
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 2005-05-09
CIK 724024

=============================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED
                                 MARCH 31, 2005

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

                                                     NUMBER OF SHARES
                                                      OUTSTANDING AT
     TITLE OF EACH CLASS                               April 26, 2005
     --------------------                            ----------------
Common Stock, $.10 par value                             2,632,203

=============================================================================

                                     PART I

                             FINANCIAL INFORMATION

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(In thousands, except per share data)

Item 1 - Financial Statements
                                                      Three Months Ended
                                                           March 31,
                                                 ------------------------------
                                                    2005              2004
                                                   -------          --------
Revenues:
Financial services                                  $3,267           $3,832
Insurance services                                   3,395            3,458
                                                   -------          -------
   Total revenues                                    6,662            7,290

Expenses:
Financial services                                   2,950            3,241
Insurance services                                   2,684            2,789
General and administrative                             486              346
Gain on sale of assets (Note 4)                        (35)             (12)
                                                   -------           ------
   Total expenses                                    6,085            6,364

Operating income                                       577              926
Gain on sale of investments (Note 5)                   630               27
Loss on impairment of investment (Note 6)              (39)               -
Gain on extinguishment of debt                           -               63
                                                   -------          -------
Income from continuing operations before
  interest,income taxes and minority interest        1,168            1,016

Interest income                                        122               83
Other income (loss)                                     55               (8)
Interest expense                                         4                -
Income tax expense                                     477              397
Minority interests                                      11                -
                                                   -------          -------
    Net income                                        $853             $694
                                                   =======          =======



The accompanying notes are an integral part of these consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, continued
                                   (Unaudited)

(In thousands, except per share amounts)

                                                   Three Months Ended
                                                        March 31,
                                                ------------------------
                                                 2005              2004
                                                ------            ------
Net income per common share

Basic:
   Income from operations                       $ 0.32            $ 0.28
                                                ------            ------
       Net income                               $ 0.32            $ 0.28
                                                ======            ======

Diluted:

   Income from operations                       $ 0.30            $ 0.25
                                                ------            ------
       Net income                               $ 0.30            $ 0.25
                                                ======            ======

Basic weighted average shares
    outstanding                                  2,642             2,473
                                                ======            ======
Diluted weighted average
    shares outstanding                           2,867             2,769
                                                ======            ======









The accompanying notes are an integral part of these consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



(In thousands)

                                                    March 31,       December 31,
                                                      2005              2004
                                                   -----------      -----------
ASSETS

Current Assets:
  Cash and cash equivalents                           $4,388           $9,673
  Trade receivables, net                                   4               19
  Notes receivable - current                           1,069              777
  Management fees and other receivables                1,004            1,815
  Deposit with clearing organization                     660              660
  Investment in available-for-sale fixed
    income securities - current                        4,448            1,983
  Net deferred income tax asset                          115              124
  Income tax receivable                                   --               76
  Prepaid expenses and other                             913              642
                                                    --------         --------
      Total current assets                            12,601           15,769


Notes receivable, less current portion                   107              141
Property and equipment, net                              670              619
Investment in available-for-sale equity
  securities (Notes 5 and 8)                           8,478            9,417
Investment in available-for-sale fixed
  income securities - non-current                      4,865            2,920
Goodwill                                               1,247            1,247
Other assets                                             299              330
                                                    --------         --------

Total Assets                                         $28,267          $30,443
                                                    ========         ========






The accompanying notes are an integral part of these consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS, continued

(In thousands, except share data)

                                                                                      March 31,              December 31,
                                                                                        2005                     2004
                                                                                    --------------           ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                        $225                    $266
  Accrued incentive compensation                                                           416                   2,500
  Accrued expenses and other liabilities (Note 10)                                       1,404                   1,842
  Federal income tax payable                                                               438                      --
  Deferred gain - current                                                                  488                     488
                                                                                       -------                 -------

      Total current liabilities                                                          2,971                   5,096

Payable under loan participation agreements                                                 24                      24
Deferred tax liability - non-current                                                       195                     482
Deferred gain - non-current                                                                469                     627
                                                                                       -------                 -------

      Total liabilities                                                                  3,659                   6,229

Minority interests                                                                          13                       1
Commitments and contingencies (Note 3)

Shareholders' Equity:
  Preferred stock, $1.00 par value, 1,000,000
    shares authorized, none issued or outstanding                                           --                      --
  Common stock, $0.10 par value, shares authorized 20,000,000;
    2,638,803 and 2,646,646 issued and outstanding
    at 03/31/05 and 12/31/04, respectively                                                 264                     265
  Additional paid-in capital                                                             7,838                   7,919
  Retained earnings                                                                     14,801                  13,948
  Accumulated other comprehensive income (loss),
     net of taxes                                                                        1,692                   2,081
                                                                                       -------                 -------

      Total shareholders' equity                                                        24,595                  24,213
                                                                                       -------                 -------

Total Liabilities and Shareholders' Equity                                             $28,267                 $30,443
                                                                                       =======                 =======






The accompanying notes are an integral part of these consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Three Months Ended March 31,
                                                                                             2005                 2004
                                                                                           -------              -------
Cash flows from operating activities:
     Net Income                                                                             $  853               $  694
     Adjustments to reconcile net income to cash
        provided by operating activities:
           Depreciation and amortization                                                        67                   76
           Extinguishment of debt and other                                                     63                  (59)
           Common stock awarded                                                                159                   --
           Gain on sale of assets                                                              (35)                 (12)
           Deferred gain on sale of building                                                  (122)                (122)
           Gain on sale of investment                                                         (630)                 (27)
           Impairment of investment                                                             39                   --
     Changes in operating assets and liabilities:
           Trade receivables                                                                    15                   --
           Trading account securities                                                           --                  (43)
           Income tax receivable                                                               514                  822
           Deferred income tax                                                                (278)                 476
           Receivable from clearing organization                                                --                   54
           Management fees & other receivables                                                 811                  904
           Prepaid expenses & other assets                                                    (271)                (318)
           Trade payables                                                                      (41)                  52
           Accrued expenses & other liabilities                                             (2,311)              (2,504)
                                                                                            ------                ------
              Net cash provided by operating activities                                     (1,167)                  (7)

Cash flows from investing activities:
     Capital expenditures                                                                      (94)                 (30)
     Proceeds from the sale of available-for-sale equity
        and fixed income securities                                                          1,154                  207
     Purchase of available-for-sale equity securities                                       (4,616)                  --
     Funds loaned to others                                                                   (381)                  --
     Collection of notes receivable                                                             60                   --
                                                                                            ------               ------
              Net cash used in  investing activities                                        (3,877)                 177

Cash flows from financing activities:
     Exercise of stock options                                                                  17                    2
     Purchase and cancellation of treasury stock                                              (258)                  --
                                                                                            ------               ------
              Net cash provided by (used in) financing activities                             (241)                   2

Net change in cash and cash equivalents                                                    $(5,285)             $   172

Cash and cash equivalents at beginning of period                                             9,673                8,989
                                                                                           -------              -------
Cash and cash equivalents at end of period                                                 $ 4,388              $ 9,161
                                                                                           =======              =======



 The accompanying notes are an integral part of these consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
                          COMPREHENSIVE INCOME (LOSS)
          For the three months ended March 31, 2004 and March 31, 2005

(In thousands)

                                                                                           Accumulated
                                                 Additional                                    Other                      Total
                                       Common     Paid-In     Retained    Comprehensive    Comprehensive    Treasury   Shareholders'
                                       Stock      Capital     Earnings    Income (loss)    Income (loss)     Stock        Equity
                                    ------------------------------------------------------------------------------------------------
Balance December 31, 2003 (audited)     $ 245      $ 6,918    $ 12,314        $ --            $ (371)         $ --       $ 19,106
                                    ------------------------------------------------------------------------------------------------
Comprehensive income:
    Net income                           --          --           694         $ 694              --             --            694
    Other comprehensive income:
      Unrealized gain on  securities,
      net of taxes of $155               --          --            --           300             300             --            300
                                                                              ------
Comprehensive income:                    --          --            --         $ 994              --             --             --
Stock options exercised                   3         137            --            --              --             --            140
Forgiveness of Uncommon Care Debt        --          --            60            --              --             --             60
                                    ------------------------------------------------------------------------------------------------
Balance March 31, 2004 (unaudited)     $ 248     $ 7,055       $13,067         $ --           $ (71)          $ --        $ 20,299
                                    ================================================================================================



Balance December 31, 2004 (audited)    $ 265      $ 7,919      $ 13,948        $ --           $ 2,081          $ --      $ 24,213
                                    ------------------------------------------------------------------------------------------------
Comprehensive income:
    Net income                           --           --          853         $ 853              --              --           853
    Other comprehensive income:
      Unrealized loss on  securities,
      net of taxes of $200               --           --           --          (389)            (389)            --          (389)

Comprehensive income:                    --           --           --         $ 464              --              --            --
Stock options exercised                  --           17           --            --              --              --            17
Treasury stock purchases                 --           --           --            --              --            (258)         (258)
Cancelled treasury stock                 (2)        (256)          --            --              --             258            --
Stock awarded                             1          158           --            --              --              --           159
                                    ------------------------------------------------------------------------------------------------
Balance March 31, 2005 (unaudited)     $ 264      $ 7,838       $14,801        $ --           $ 1,692          $ --       $ 24,595
                                    ================================================================================================



The accompanying notes are an integral part of these consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)


1.  GENERAL

         The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements for the three months ended March 31, 2005 and 2004 reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Such adjustments consist of only items of a normal recurring nature. These consolidated financial statements have not been audited by our independent registered public accounting firm. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

         The notes to consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities Exchange Commission should be read in conjunction with this Quarterly Report on Form 10-Q. There have been no significant changes in the information reported in those notes other than from normal business activities.

         Certain reclassifications have been made to amounts in prior periods to be consistent with the 2005 presentation.

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

3.   CONTINGENCIES

         The Internal Revenue Service ("the IRS") has examined our federal income tax return for the year ended December 31, 2003. On April 13, 2005 we received notification that the IRS disagrees with the timing of bad debt expenses deducted for tax purposes in 2003 related to worthless loans receivable. Although we received no payments on such receivable, the debtor continued to operate after 2003. Even though the debtor ultimately went out of business during the quarter ended March 31, 2005, the IRS' position is that it was not determinable that the loans were worthless in 2003. We believe the significant insolvency of the debtor, the presence of debt senior to our own, and the lack of value in the assets or the operations of the debtor were clear indications that our loans would not be repaid and support our deduction in 2003. Although the deduction would be allowed for the 2005 tax year, interest on the perceived underpayment in the 2003 year would be approximately $82,000. We are evaluating our course of action, including challenging the findings of the IRS and, accordingly, have made no provision for this matter in our financial statements as of and for the period ended March 31, 2005.

         We are involved in various claims and legal actions that have arisen in the ordinary course of business. Management believes that any liabilities arising from these actions will not have a significant adverse effect on our financial condition or results of operations.

4.  GAIN ON SALE OF ASSETS

         During the three months ended March 31, 2005, we recognized $122,000 of deferred gain related to the November 2001 sale and subsequent leaseback of real estate to Prime Medical. Due to our continuing involvement in the property, we deferred recognizing approximately $2,400,000 of the approximately $5,100,000 gain and are recognizing it in earnings, as a reduction of rent expense, monthly through November 2006. A total of $813,000 remains to be recognized in the coming twenty months. In addition, 15% of the gain ($760,000) related to our then 15% ownership in the purchaser, was deferred. As our ownership percentage in Prime declines through our sales of Prime common stock, we recognize these gains proportionately to our reduction of our interest in Prime. During the first three months of 2005 we recognized $35,000 of these deferred gains, leaving a balance of approximately $144,000 remaining to be recognized.

5.  GAIN ON SALE OF INVESTMENTS

         The gains resulted from the sale of available-for-sale equity securities. During the three months ended March 31, 2005, we received net cash proceeds of approximately $1,154,000 and recognized gains of $630,000 resulting from these sales.

6.  LOSS ON IMPAIRMENT OF INVESTMENT

         On June 4, 2003 we purchased from Financial Industries Corporation ("FIC")(OTC: FNIN.PK) and a foundation 339,879 shares of FIC's common stock as an investment. Earlier in 2003 we had purchased 45,121 FIC shares in the open market. The 385,000 shares represent an approximate 4% ownership in FIC. The aggregate purchase price was approximately $5,647,000, which was all sourced from our cash reserves. The shares purchased from FIC and the foundation are not registered, but are subject to a registration rights agreement requiring FIC's best efforts to register them within one year of the transaction. Due to FIC's delay in filing its 2003 Form 10-K and its subsequent 10-Q's and 10-K, it has not been able to register these shares and was delisted from the NASDAQ exchange in July, 2004.

         During 2004, the value of our investment in FIC had declined significantly. On October 12, 2004, we determined that this decline in market price should be considered "other than temporary" as defined in Statements of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, as amended. Consequently, we recorded pretax charges to earnings totaling $2,567,000 during the third and fourth quarters of 2004. These charges reduced our cost basis in FIC from $5,647,000, or $14.67 per share, to $3,080,000, or $8.00 per share which is equal to the quoted market price of FIC shares on December 31, 2004. As discussed in our Form 10-K dated Decmber 31, 2004, we believe the decline in the market price of FIC has been brought about by its failure to file its 2003 Form 10-K and its subsequent de-listing from the NASDAQ Stock Market. We had expected FIC to bring its filings current and pursue restoring its exchange listing by March 31, 2005. These events have not yet occurred. As a result, we chose to take an additional pretax charge to earnings during the current period of $39,000, further reducing our cost basis in FIC to $3,042,000, or $7.90 per share which is equal to the quoted market price of FIC shares on March 31, 2005. While we currently continue to have the ability and the intent to hold the stock indefinitely, we concluded that the additional uncertainty created by the late filings together with the lack of current financial information dictated that the decline should be viewed as other than temporary.

7.   GAIN ON FORGIVENESS OF DEBT

         We recorded $0 and $63,000 during the three months ended March 31, 2005 and 2004, respectively, as gain on forgiveness of debt. This represents that amount of liability that was released in the respective period by participants in our loan to an affiliate, net of $15,000 interest due them from prior period payments made by Uncommon Care. Due to poor operating results, Uncommon Care was in default and not making scheduled payments under its loan agreement with us in which the participations had been sold. As a result, the loan participants released us from any obligations under the participation agreements.

8.   INVESTMENT IN AVAILABLE-FOR-SALE EQUITY SECURITIES

         A significant portion of this balance sheet account is comprised of our investment in FIC common stock. As mentioned in Footnote 6 above, during the current quarter, we recognized an "other than temporary" impairment loss and, accordingly, our cost basis in the 385,000 shares of FIC common stock we own was reduced from $8.00 per share to $7.90 per share. We classify all of these shares as securities available-for-sale and record temporary unrealized changes in their value, net of tax, in our balance sheet as part of Accumulated Other Comprehensive Income (Loss) in Stockholders' Equity. The effect of the "other than temporary" impairment loss of $39,000 was to reclassify from accumulated other comprehensive income the unrealized losses to realized losses in the statement of operations.

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

9.   INVESTMENT IN AVAILABLE-FOR-SALE FIXED INCOME SECURITIES

         We have invested primarily in U.S. government-backed securities with maturities varying from one to three years, as well as three corporate bonds with Standard and Poor's ratings of no lower than B (investment grade).


10.   ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consists of the following:
                                          March 31             December 31
                                            2005                   2004
                                         ---------             -----------
Commissions payable                   $   823,000              $ 1,260,000
Taxes payable                             250,000                  205,000
Vacation                                  153,000                  153,000
401(k) plan matching                       83,000                  169,000
Other accrued liabilities                  96,000                   55,000
                                        ----------              -----------
                                      $ 1,404,000              $ 1,842,000
                                        ==========              ===========


11.   NET INCOME PER SHARE

         Basic income per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted income per share reflects dilution from all contingently issuable shares, such as options and convertible debt. A reconciliation of earnings and weighted average shares outstanding used in the calculation of basic and diluted earnings per share from operations follows:

                                    For the Three Months Ended March 31, 2005
                                  --------------------------------------------
                                     Income            Shares         Per Share
                                   (Numerator)      (Denominator)       Amount
                                   ----------       ------------      ---------
Basic EPS
  Net income                        $ 853,000         2,642,000          $ 0.32
                                                                         ======

Diluted EPS
  Effect of dilutive securities            --           225,000
                                    ----------        ----------

  Net income                        $ 853,000         2,867,000          $ 0.30
                                    ==========        ==========         ======

                                    For the Three Months Ended March 31, 2004
                                  --------------------------------------------
                                     Income            Shares         Per Share
                                   (Numerator)      (Denominator)       Amount
                                   ----------       -----------       ---------
Basic EPS
  Net income                        $ 694,000         2,473,000          $ 0.28
                                                                         ======

Diluted EPS
  Effect of dilutive securities            --           296,000
                                    ----------        ----------

  Net income                        $ 694,000         2,769,000          $ 0.25
                                    ==========        ==========         ======



12.    SEGMENT INFORMATION

The Company's segments are distinct by type of service provided. Comparative financial data for the three and three month periods ended March 31, 2005 and 2004 are shown as follows:

                                                 Three months ended March 31,
                                                     2005             2004
                                                 -----------      -----------
Operating Revenue:
    Financial services .......................   $ 3,267,000      $ 3,832,000
    Insurance services .......................     3,395,000        3,458,000
    Corporate ................................            --        1,600,000
                                                  ----------      -----------
         Total Segment Revenues ..............   $ 6,662,000      $ 8,890,000
                                                 ===========      ===========

Reconciliation to Consolidated
  Statement of Operations:
    Total segment revenues ...................   $ 6,662,000      $ 8,890,000
    Less: Intercompany dividends ...............          --       (1,600,000)
                                                 -----------      -----------
          Total Revenues .....................   $ 6,662,000      $ 7,290,000
                                                 ===========      ===========

Operating Income
   Financial services ........................   $   317,000      $   591,000
   Insurance services ........................       711,000          669,000
   Corporate .................................      (451,000)        (334,000)
                                                 -----------      -----------
Total segments operating income ..............       577,000          926,000

Gain on sale of  investments .................       630,000           27,000
Loss on impairment of investment .............       (39,000)              --
Gain on extinguishment of debt .................          --           63,000
                                                 -----------      -----------

Income from operations before interest
   income taxes and minority interest ........     1,168,000        1,016,000

                                                  Three months ended March 31,
                                                       2005           2004
                                                     ---------      ---------


Interest income ................................     122,000          83,000
Other gain (loss) ..............................      55,000          (8,000)
Interest expense ...............................       4,000              --
Income tax expense .............................     477,000         397,000
Minority interest ..............................          11              --
                                                    ---------      ---------

Net income .....................................   $ 853,000       $ 694,000
                                                   =========       =========



13.    STOCK-BASED COMPENSATION



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



                                                   Three Months Ended March 31,

                                                        2005           2004
                                                     ----------    -----------

Net income as reported ..........................   $  853,000     $  694,000

Deduct: Total additional stock-based employee

  compensation expense determined under

  fair value based method for all awards,

  net of related tax effects ....................      (53,000)       (86,000)
                                                     ----------    -----------

Pro forma net income ............................   $  800,000     $  608,000
                                                     ==========    ===========

Net income per share
         Basic - as reported .....................  $     0.32     $     0.28
                                                     ==========    ===========
         Basic - pro forma .......................  $     0.30     $     0.25
                                                     ==========    ===========
         Diluted - as reported ...................  $     0.30     $     0.25
                                                     ==========    ===========
         Diluted - pro forma .....................  $     0.28     $     0.22
                                                     ==========    ===========

14.    RECENT ACCOUNTING PRONOUNCEMENTS

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

         In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments used. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 31, 2005. We are currently evaluating the effect of adoption of SFAS 123(R) will have on our overall results of operations and financial position

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

         Our statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions or strategies regarding the future. You should not place undue reliance on forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those in the forward-looking statements. In addition to any risks and uncertainties specifically identified in the text surrounding the forward-looking statements, you should consult our reports on Forms 10-K and our other filings under the Securities Act of 1933 and the Securities Exchange Act of 1934, for factors that could cause our actual results to differ materially from those presented.

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


INSURANCE SERVICES. Through Insurance Services we provide management and agency services to medical malpractice insurance companies through the following subsidiary:

   o FMI. APS Facilities Management, Inc., dba APMC Insurance Services, Inc., or FMI, provides management and administrative services to APIE, a regional insurance exchange that sells medical professional liability insurance only to its physician subscribers, who pay annual insurance premiums and maintenance fees to APIE. APIE is governed by a physician board of directors. Pursuant to a management agreement and the direction of this board, FMI manages and operates APIE, including performing policy issuance, claims investigation and settlement, and all other management and operational functions. As a management fee, FMI receives a percentage of APIE's earned premiums and a portion of APIE's profit, subject to a cap based on premium levels. We recognize revenues for the management fee portion based on a percentage of earned premium on a monthly basis, and we recognize revenues for the management fee portion based on profit sharing in the fourth quarter, when it is certain the managed company will have an annual profit. FMI's assets are not subject to APIE policyholder claims.

         In addition, as of March 31, 2005, we have the following significant investments accounted for as available-for-sale securities: (1) we own approximately 451,000 shares of HealthTronics (formerly Prime Medical) common stock, representing about 1% of its outstanding common stock, and (2) we own 385,000 shares of Financial Industries Corporation, representing approximately 4% of its outstanding common stock. We account for these investments as available-for-sale securities, which means they are reflected on our consolidated balance sheets at fair value, and fluctuations in fair value are recognized as unrealized gains or losses excluded from earnings and reported as a separate component of stockholders' equity, net of income taxes. As discussed later in this report, we recorded an "other than temporary" impairment loss from market value declines in our FIC holdings totaling $39,000 in the first quarter of 2005.

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

         Our insurance services revenues are primarily related to management fees based on the earned premiums of the managed company and include a profit sharing component, as defined in the management agreement, related to the managed company's annual earnings. Management fees are recorded, based upon the terms of the management agreement, in the period the related premiums are earned by the managed company. The managed company recognizes premiums as earned ratably over the terms of the related policy. The profit sharing component is recognized when it is certain the managed company will have an annual profit, and, historically, has been recognized during the fourth quarter following the completion of a loss reserve analysis by outside actuaries.

         On June 4, 2003 we purchased from Financial Industries Corporation ("FIC")(OTC: FNIN.PK) and a foundation 339,879 shares of FIC's common stock as an investment. Earlier in 2003 we had purchased 45,121 FIC shares in the open market. The 385,000 shares represents an approximate 4% ownership in FIC. The aggregate purchase price was approximately $5,647,000, which was all sourced from our cash reserves. The shares purchased from FIC and the foundation are not registered, but are subject to a registration rights agreement requiring FIC's best efforts to register them within one year of the transaction. Due to FIC's delay in filing its 2003 Form 10-K and its subsequent 10-Q's and 10-K, it has not been able to register these shares and was delisted from the NASDAQ exchange in July, 2004.

         During 2004, the value of our investment in FIC has declined significantly. On October 12, 2004, we determined that this decline in market price should be considered "other than temporary" as defined in Statements of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, as amended. Consequently, we recorded a pretax charge to earnings of $2,567,000 in 2004. The charge reduced our cost basis in FIC from $5,647,000, or $14.67 per share, to $3,080,000, or $8.00 per share which is equal to the quoted market price of FIC shares on December 31, 2004. As discussed in our Form 10-K dated December 31, 2004, we believe the decline in the market price of FIC has been brought about by its failure to file its 2003 Form 10-K and its subsequent de-listing from the NASDAQ Stock Market. We had expected FIC to bring its filings current and pursue restoring its exchange listing during 2004. These events have not yet occurred. As a result, we recorded an additional pretax charge to earnings of $39,000 in the first quarter of 2005. The charge reduced our cost basis in FIC from $3,080,000, or $8.00 per share, to $3,041,000, or $7.90 per share which is equal to the quoted market price of FIC shares on March 31, 2005. While we currently continue to have the ability and the intent to hold the stock indefinitely, we concluded that the additional uncertainty created by the late filings together with the lack of current financial information dictated that the decline should be viewed as other than temporary. We will continue to closely monitor FIC's situation.

RESULTS OF OPERATIONS

REVENUES

        Revenues from operations decreased $628,000 (9%) in the three months ended March 31, 2005 compared to the same period in 2004. Our income from operations before interest, income taxes and minority interest increased $152,000 (15%) in the current year three months compared to the same period in 2004. Our net income increased $159,000 (23%) in the current year three months compared to the same period in 2004. Lastly, our diluted net income per share increased $0.05 (20%) in the current year three compared to the same period in 2004. The reasons for these changes are described below.

FINANCIAL SERVICES

         Our financial services revenue decreased $565,000 (15%) in the first three months of 2005 compared to the same period in 2004. Lower commission revenues were earned at APS Financial, the broker/dealer, which derives most of its revenue from transactions in the fixed income market, in both investment and non-investment grade securities. The investment climate continued to be soft as the Federal Reserve raised rates 50 basis points during the quarter, continuing the trend started in June 2004 (rates have risen 175 basis points total). Inflationary pressures were fueled by rising oil/gas prices which set a record in March of this quarter. Additionally, the high yield market which had been viewed as over valued, finally began a sharp correction led predominately by the automotive sector. Many of our customers have chosen to stay relatively liquid, reducing their commitment of funds in the fixed income securities where we earn the bulk of our commissions.

         Our financial services expenses decreased $291,000 (9%) in the three months ended March 31, 2005 compared to the same period in 2004. The primary reason for the current quarter decrease is a $335,000 (16%) decrease in commission expense in the current year three months compared to the same period in 2004 resulting from the decrease in commission income mentioned above. In addition, incentive compensation costs were zero in 2005 compared to $145,000 in the first three months of 2004 primarily as a result of lower profits at APS Financial for 2005. Partially offsetting these decreases was an increase in payroll expense of $111,000 (38%) in the three months ended March 31, 2005 compared to the same period in 2004. Payroll was up as a result of normal annual merit raises as well as the hiring of two new full-time positions. Also, professional fees increased $67,000 (151%) in the three months ended March 31, 2005 compared to the same period in 2004 as a result of fees incurred related to Sarbanes Oxley compliance.

INSURANCE SERVICES

         Our insurance services revenues from our premium-based insurance management segment, APS Insurance Services, decreased $63,000 (2%) in the three months ended March 31, 2005 compared to the same period in 2004. Current year declines in commission income and in risk management fees were the reasons for this decrease in revenues. Commission income was down $273,000 (20%) as a result of a decrease in written premium totaling $2,300,000 (12%) in the first three months in 2005 resulting primarily from a timing difference in the renewal of our largest insured group. As noted in the following paragraph, commissions paid to third party independent agents decreased by an equivalent amount, resulting in no impact on net income. Risk management fees decreased in the three months ended March 31, 2005 compared to the same period in 2004 as a result of one of our large group's risk rating being upgraded this year which resulted in their not having to pay risk management fees in 2005. Partially offsetting these decreases was a $289,000 (15%) increase in management fee revenues in the three months ended March 31, 2005 compared to the same period in 2004. The primary reason for this increase comes from fees earned resulting from new business written in 2004, much of whose revenue is earned in 2005.

         Insurance services expenses decreased $105,000 (4%) in the three months ended March 31, 2005 compared to the same period in 2004. The current year decrease is primarily due to the above-mentioned $273,000 (20%) decrease in commissions paid to third party independent agents. Partially offsetting this decrease were increases in payroll expenses and professional fees. Payroll was up $38,000 (5%) on normal annual merit raises. Professional fees increased $160,000 (881%) in the first three months of 2005 compared to the same period in 2004 as a result of fees incurred related to Sarbanes Oxley compliance.


GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased $140,000 (40%) in the three months ended March 31, 2005 compared to the same period in 2004. The primary reason for this increase is a $76,000 (174%) increase in outside professional fees resulting mainly from fees incurred related to Sarbanes Oxley compliance. In addition, incentive compensation expense is $46,000 (32%) higher in the current year as a result of additional bonuses that will be paid on the gains from the sale of HealthTronics common stock made in the first three months of 2005.

GAIN ON SALE OF ASSETS

         During the three months ended March 31, 2005, we recognized $122,000 of deferred gain related to the November 2001 sale and subsequent leaseback of real estate to Prime Medical. Due to our continuing involvement in the property, we deferred recognizing approximately $2,400,000 of the approximately $5,100,000 gain and are recognizing it in earnings, as a reduction of rent expense, monthly through November 2006. A total of $813,000 remains to be recognized in the coming twenty months. In addition, 15% of the gain ($760,000) related to our then 15% ownership in the purchaser, was deferred. As our ownership percentage in Prime declines through our sales of Prime common stock, we recognize these gains proportionately to our reduction of our interest in Prime. During the first three months of 2005 we recognized $35,000 of these deferred gains, leaving a balance of approximately $144,000 remaining to be recognized.


GAIN ON SALE OF INVESTMENTS

         The increase in the current quarter is due to the sale of a greater number of available-for-sale equity securities in 2005 than were sold in the first three months of 2004.


LOSS ON IMPAIRMENT OF INVESTMENT

         The loss recorded in the first quarter of 2005 represents a write-down of our investment in Financial Industries ("FIC") common stock. During the current quarter, we determined that the decline in market value of FIC common stock should be considered "other than temporary" and we recorded a pretax charge to earnings of $39,000. This charge reduced our cost basis in FIC from $3,080,000, or $8.00 per share, to $3,041,000, or $7.90 per share which is equal to the quoted market price of FIC shares on March 31, 2005. We believe the decline in the market price of FIC has been brought about by its failure to file its 2003 Form 10-K and its subsequent de-listing from the NASDAQ Stock Market. We had expected FIC to bring its filings current and pursue restoring its exchange listing but these events have not yet occurred. While we currently continue to have the ability and the intent to hold the stock indefinitely, we concluded that the additional uncertainty created by the late filings together with the continued lack of current financial information dictated that the decline should be viewed as other than temporary. As mentioned in our 2004 annual report on Form 10-K, we will continue to monitor and evaluate the situation at FIC and further determine if changes in fair market value of the investment are temporary or "other than temporary".

GAIN ON FORGIVENESS OF DEBT

          During the three months ended March 31, 2004, we recorded $63,000 as a gain on forgiveness of debt. This represented that amount of liability that were released by participants in our loan to this affiliate, net of $15,000 in expenses associated with these releases. Due to poor operating results, Uncommon Care was in default and not making scheduled payments under its loan agreement with us in which the participations had been sold. As a result, the loan participants released us from any obligations under the participation agreements. For the three months ended March 31, 2005, no further releases of liabilities have been acquired, therefore no gains were recorded.


INTEREST INCOME

         Our interest income increased $39,000 (47%) in the three month period ended March 31, 2005 compared to the same period in 2004. The current year three month increase was due to interest earned on a larger balance of interest-bearing fixed income securities purchased after March 31, 2004.


OTHER INCOME  (LOSS)

         Our other income rose $63,000 for the three months ended March 31, 2005 compared to the same period in 2004. The increase in the current year represents primarily inventory gains of $18,000 on securities held at APS Financial during 2005 compared to inventory losses of $29,000 in 2004.


LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

         Our net working capital was $9,630,000 and $10,673,000 at March 31, 2005 and December 31, 2004, respectively. The decrease in the current year was due in part to cash used to purchase long-term available-for-sale fixed income securities. Partially offsetting this was cash received from the sale of available-for-sale equity securities. Historically, we have maintained a strong working capital position and, as a result, we have been able to satisfy our operational and capital expenditure requirements with cash generated from our operating and investing activities. These same sources of funds have also allowed us to pursue investment and expansion opportunities consistent with our growth plans.

         Although there can be no assurance our operating activities will provide positive cash flow in 2005, we are optimistic that our working capital requirements will be met for the foreseeable future for the following reasons:
(1) our current cash position is very strong, with a balance of approximately $4.4 million comprising 16 percent of our total assets; (2) our investments in available-for-sale equity and fixed income securities could provide an additional $17.8 million should the need arise; and (3) we renewed a line of credit in April 2004 that is described below.


LINE OF CREDIT

         During April 2004, we renewed a $3.0 million line of credit that was originally established in November 2003 with PlainsCapital Bank. The loan called for interest payments only to be made on any amount drawn until April 15, 2005, when the entire amount of the note, principal and interest then remaining unpaid, became due and payable. At March 31, 2005, there were no draws taken against this line of credit. We are in compliance with the covenants of the loan agreement, including requirements for a minimum of $5.0 million of unencumbered liquidity and a minimum 2 to 1 net worth ratio.


CAPITAL EXPENDITURES

         Our capital expenditures for equipment were $94,000 in the three months of 2005. The majority of these expenditures were necessary to upgrade our reporting software at our insurance services subsidiary. At March 31, 2005, our reporting software upgrade is considered to be "in progress" with anticipated implementation in phases during the rest of 2005 and 2006. Those the assets purchased during 2005 that have not been placed in service, are appropriately not being depreciated. We expect capital expenditures in 2005 to be approximately $500,000, including $200,000 in improvements to our business intelligence reporting software. Our 2005 capital expenditure budget is expected to be funded through cash on hand.

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

         In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments used. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 31, 2005. We are currently evaluating the effect of adoption of SFAS 123(R) will have on our overall results of operations and financial position.

Item 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

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

INVESTMENT RISK

     As of March 31, 2005, our recorded basis in debt and equity securities was approximately $17.8 million. We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that such declines in the fair value of such assets below our accounting basis are other-than-temporary. See Footnote 6 to this report on Form 10-Q for a detailed description of charges to earnings in the prior year and the current quarter that were considered to be "other than temporary".

        We also have an investment of 451,000 shares of common sock of HealthTronics, Inc. Although we have an unrealized gain of approximately $2,587,000 as of March 31, 2005, this investment can also be at risk should market or economic conditions change for the worse or should adverse situations occur at HealthTronics, such as a major product line becoming obsolete. The remainder of our corporate equity and fixed income investments share the same risks as HealthTronics but our exposure is much lower.



Item 4.              CONTROLS AND PROCEDURES

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



 Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Items 2(a) through(d) are inapplicable.

         (e)  Stock Repurchases



                                                                                                     (d) Maximum
                                                                             (c) Total Number            Dollar Value
                                                                                 of Shares               of Shares that
                                                                                 Purchased as Part       May Yet be
Period                              (a) Total Number        (b) Average          of Publicly             Purchased Under
                                         of shares              Price Paid       Annonuced Plans         the Plans or
                                         Purchased (1)          per Share        or Programs             Programs
--------------------------          ------------------       -------------     -------------------     ------------------

Jan 1, 2005 - Jan 31, 2005                 7,612                 $ 10.43             7,612               $ 1,654,000
Febr 1, 2005 - Febr 28, 2005                 104                 $ 11.39               104               $ 1,653,000
March 1, 2005 - March 31, 2005            14,708                 $ 12.07            14,708               $ 1,476,000


(1) Of the total shares purchased 22,412 were purchased in open market transactions and 12 were purchased in private transactions. Our share repurchase program was announced August 17, 2004 and authorizes the purchase of up to $2 million of common stock.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

31.1          Section 302 Certification of Chief Executive Officer
31.2          Section 302 Certification of Chief Financial Officer

32.1          Section 906 Certification of Chief Executive Officer
32.2          Section 906 Certification of Chief Financial Officer


         (b) Reports on Form 8-K.

                  Report filed March 30, 2005 concerning the press release reporting Year-end 2004 results of operations and financial condition.

                  Report filed April 21, 2005 concerning the notification that Robert L. Myer, director, will not stand for re-election to our Board of Directors.