Form 10-Q
period 2005-06-30
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 2005-08-09
CIK 724024

===========================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                       FOR THE PERIOD ENDED JUNE 30, 2005

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

                                NUMBER OF SHARES
                                 OUTSTANDING at
       TITLE OF EACH CLASS                           JULY 20, 2005
       --------------------                         ----------------
   Common Stock, $.10 par value                         2,677,233

============================================================================

                                     PART I

                              FINANCIAL INFORMATION

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(In thousands, except per share data)

Item 1 - Financial Statements

                                                              Three Months Ended                         Six Months Ended
                                                                     June 30,                                  June 30,
                                                             2005                2004                    2005            2004
                                                          ---------          ----------              ----------       ---------
Revenues:
Financial services                                          $3,698              $4,227                  $6,965          $8,059
Insurance services                                           3,335               3,068                   6,730           6,526
                                                            ------              ------                  ------           -----

   Total revenues                                            7,033               7,295                  13,695          14,585

Expenses:
Financial services                                           3,270               3,660                   6,220           6,901
Insurance services                                           2,422               2,380                   4,925           5,002
General and administrative                                     722                 555                   1,389           1,068
Gain on sale of assets (Note 4)                                (49)                (44)                    (84)            (56)
                                                            ------              ------                 -------          ------

   Total expenses                                            6,365               6,551                  12,450          12,915
                                                            ------              ------                 -------          ------

Operating income                                               668                 744                   1,245           1,670
Gain on sale of investments (Note 5)                         1,346                 218                   1,976             245
Loss on impairment of investment (Note 6)                      (57)                  -                     (96)              -
Gain on extinguishment of debt (Note 7)                          -                  12                       -              75
                                                            ------              ------                 -------          ------

Income from continuing operations before interest,
  income taxes and minority interest                         1,957                 974                   3,125           1,990

Interest income                                                125                  72                     247             155
Other income                                                    29                  26                      84              18
Interest expense                                                 -                   2                       4               2
Income tax expense                                             742                 381                   1,219             778
Minority interests                                               2                   -                      13               -
                                                            ------              ------                 -------          ------

    Net income                                              $1,367                $689                  $2,220          $1,383
                                                           =======              ======                 =======         =======



The accompanying notes are a integral part of these consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, continued
                                   (Unaudited)


(In thousands, except per share amounts)

                                   Three Months Ended        Six Months Ended
                                        June 30,                 June 30,
                                    ----------------         -----------------
                                    2005       2004          2005         2004
                                    ----       ----          ----         ----
Net income per common share

Basic:

  Income from operations           $ 0.51     $ 0.28         $ 0.84      $ 0.56
                                     ----       ----           ----        ----
    Net income                     $ 0.51     $ 0.28         $ 0.84      $ 0.56
                                     ====       ====           ====        ====

Diluted:

  Income from operations           $ 0.48     $ 0.25         $ 0.77      $ 0.49
                                     ----       ----           ----        ----
    Net income                     $ 0.48     $ 0.25         $ 0.77      $ 0.49
                                     ====       ====           ====        ====


Basic weighted average shares
    outstanding                     2,656      2,505          2,649       2,489
                                    =====      =====          =====       =====
Diluted weighted average
    shares outstanding              2,876      2,791          2,892       2,802
                                    =====      =====          =====       =====





See accompanying notes to condensed consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


(In thousands)

                                                                      June 30,                   December 31,
                                                                        2005                         2004
                                                                    ------------                -------------
ASSETS

Current Assets:
  Cash and cash equivalents                                             $6,059                      $9,673
  Trade receivables, net                                                     8                          19
  Notes receivable - current                                             1,072                         777
  Management fees and other receivables                                    917                       1,815
  Deposit with clearing organization                                       660                         660
  Investment in available-for-sale fixed
    income securities - current                                          5,451                       1,983
  Net deferred income tax asset                                            112                         124
  Income tax receivable                                                     69                          76
  Prepaid expenses and other                                               777                         642
                                                                    ------------                -----------
      Total current assets                                              15,125                      15,769


Notes receivable, less current portion                                     338                         141
Property and equipment, net                                                686                         619
Investment in available-for-sale equity
  securities (Notes 5 and 8)                                             7,558                       9,417
Investment in available-for-sale fixed
  income securities - non-current                                        3,643                       2,920
Goodwill                                                                 1,247                       1,247
Other assets                                                               267                         330
                                                                    ------------                -----------

Total Assets                                                           $28,864                     $30,443
                                                                    ============                ===========





The accompanying notes are an integral part of these consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS, continued
                                  (Unaudited)

(In thousands, except share data)

                                                                                     June 30,               December 31,
                                                                                       2005                     2004
                                                                                   ------------            ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                        $226                    $266
  Accrued incentive compensation                                                           846                   2,500
  Accrued expenses and other liabilities (Note 10)                                       1,179                   1,842
  Deferred gain - current                                                                  488                     488
                                                                                      --------                --------
      Total current liabilities                                                          2,739                   5,096

Payable under loan participation agreements                                                 24                      24
Deferred tax liability - non-current                                                        15                     482
Deferred gain - non-current                                                                305                     627
                                                                                      --------                --------
      Total liabilities                                                                  3,083                   6,229

Minority interests                                                                          14                       1
Commitments and contingencies (Note 3)

Shareholders' Equity:
  Preferred stock, $1.00 par value, 1,000,000
    shares authorized, none issued or outstanding                                          --                       --
  Common stock, $0.10 par value, shares authorized 20,000,000;
    2,677,233 and 2,646,646 issued and outstanding
    at 06/30/05 and 12/31/04, respectively                                                 268                     265
  Additional paid-in capital                                                             7,695                   7,919
  Retained earnings                                                                     16,168                  13,948
  Accumulated other comprehensive income,
     net of taxes                                                                        1,636                   2,081
                                                                                      --------                --------
      Total shareholders' equity                                                        25,767                  24,213
                                                                                      --------                --------

Total Liabilities and Shareholders' Equity                                             $28,864                 $30,443
                                                                                      ========                ========






The accompanying notes are an integral part of these consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six Months Ended June 30,

                                                                                            2005                 2004
                                                                                         ---------            ----------
Cash flows from operating activities:

     Net Income                                                                            $ 2,220            $ 1,383
     Adjustments to reconcile net income to cash
        used in operating activities:
           Depreciation and amortization                                                       166                151
           Extinguishment of debt and other                                                    132                (33)
           Common stock awarded                                                                159                 --
           Gain on sale of assets                                                              (84)               (56)
           Deferred gain on sale of building                                                  (244)              (244)
           Gain on sale of investment                                                       (1,976)              (245)
           Impairment of investment                                                             96                 --
     Changes in operating assets and liabilities:
           Trade receivables                                                                    11                 --
           Trading account securities                                                           --                (19)
           Income tax receivable                                                               (52)               224
           Deferred income tax                                                                (226)               218
           Receivable from clearing organization                                                --               (143)
           Management fees & other receivables                                                 898                193
           Prepaid expenses & other assets                                                    (135)              (210)
           Trade payables                                                                      (40)               (14)
           Accrued expenses & other liabilities                                             (2,092)            (1,491)
                                                                                           --------           ---------
              Net cash used in operating activities                                         (1,167)              (286)

Cash flows from investing activities:
     Capital expenditures                                                                     (171)              (267)
     Proceeds from the sale of available-for-sale equity
        and fixed income securities                                                          4,175              1,116
     Purchase of available-for-sale equity securities                                       (5,281)            (2,196)
     Funds loaned to others                                                                   (770)              (370)
     Collection of notes receivable                                                            146                 --
                                                                                           --------           --------
              Net cash used in  investing activities                                        (1,901)            (1,717)

Cash flows from financing activities:
     Exercise of stock options                                                                 568                693
     Purchase and cancellation of treasury stock                                            (1,114)              (410)
                                                                                           --------           --------
              Net cash provided by (used in) financing activities                             (546)               283

Net change in cash and cash equivalents                                                   $ (3,614)          $ (1,720)

Cash and cash equivalents at beginning of period                                             9,673              8,989
                                                                                         ----------         ----------
Cash and cash equivalents at end of period                                                 $ 6,059            $ 7,269
                                                                                         ==========         ==========



     The accompanying notes are an integral part of these consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE
                                 INCOME (LOSS)
            For the six months ended June 30, 2004 and June 30, 2005

(In thousands)

                                                                                           Accumulated
                                                 Additional                                   Other                      Total
                                       Common     Paid-In     Retained    Comprehensive    Comprehensive    Treasury   Shareholders'
                                       Stock      Capital     Earnings    Income (loss)    Income (loss)     Stock       Equity
                                    ------------------------------------------------------------------------------------------------
Balance December 31, 2003 (audited)   $ 245      $ 6,918      $ 12,314        $ --            $ (371)         $ --       $ 19,106
                                    ------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                           --           --          1,383         $1,383             --            --          1,383
  Other comprehensive income:
    Unrealized gain on  securities,
    net of taxes of $155               --           --            --              71             71            --             71
                                                                             --------
Comprehensive income:                  --           --            --          $1,454             --            --             --
                                                                             ========
Treasury stock purchase                --           --            --                             --          (410)          (410)
Stock options exercised                13          680            --                             --            --            693
Cancelled treasury stock               (4)        (406)           --                             --           410             --
Forgiveness of Uncommon Care Debt      --           --            60                             --            --             60
                                    ------------------------------------------------------------------------------------------------
Balance June 30, 2004 (unaudited)    $ 254      $ 7,192     $ 13,756           $ --           $ (300)        $ --       $ 20,902
                                    ================================================================================================


Balance December 31, 2004 (audited)  $ 265      $ 7,919     $ 13,948           $ --           $ 2,081       $ --        $ 24,213
                                    ------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                            --           --        2,220         $ 2,220              --          --          2,220
  Other comprehensive income:
    Unrealized loss on securities,
    net of taxes of $229                --           --           --            (445)            (445)        --           (445)
                                                                               -----

Comprehensive income:                   --           --           --         $ 1,775               --         --             --
                                                                             ========
Stock options exercised                 11          557           --                               --         --            568
Tax benefit from exercise
  of stock options                      --          166           --                               --         --            166
Treasury stock purchase                 --           --           --                               --       (1,114)       (1,114)
Cancelled treasury stock                (9)       (1,105)                                          --        1,114           --
Stock awarded                            1          158           --                               --         --            159
                                    ------------------------------------------------------------------------------------------------
Balance June 30, 2005 (unaudited)    $ 268      $ 7,695       $16,168          $ --            $ 1,636      $ --        $ 25,767
                                    ================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

                  AMERICAN PHYSICIANS SERVICE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


1.  GENERAL

         The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements for the six months ended June 30, 2005 and 2004 reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Such adjustments consist of only items of a normal recurring nature. These consolidated financial statements have not been audited by our independent registered public accounting firm. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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

3.  CONTINGENCIES

         The Internal Revenue Service ("the IRS") has examined our federal income tax return for the year ended December 31, 2003. On April 13, 2005 we received notification that the IRS disagreed with the timing of bad debt expenses deducted for tax purposes in 2003 related to worthless loans receivable. As discussed in our Form 10-Q for the period ended March 31, 2005, we disputed the IRS' position and made no provision in the first quarter of 2005 for interest on the perceived underpayment in the 2003 year, which would have been approximately $82,000. On July 13, 2005 we received notification from the IRS informing us that they will allow our 2003 bad debt deduction and that no penalty or interest will be charged.

         We are involved in various claims and legal actions that have arisen in the ordinary course of business. Management believes that any liabilities arising from these actions will not have a significant adverse effect on our financial condition or results of operations.

4.  GAIN ON SALE OF ASSETS

         During the six months ended June 30, 2005, we recognized $244,000 of deferred gain related to the November 2001 sale and subsequent leaseback of real estate to Prime Medical (now called HealthTronics, Inc.). Due to our continuing involvement in the property, we deferred recognizing approximately $2,400,000 of the approximately $5,100,000 gain and are recognizing it in earnings, as a reduction of rent expense, monthly through November 2006. A total of $691,000 remains to be recognized in the coming seventeen months. In addition, 15% of the gain ($760,000) related to our then 15% ownership in the purchaser, was deferred. As our ownership percentage in HealthTronics declines through our sales of HealthTronics common stock, we recognize these gains proportionately to our reduction of our interest in HealthTronics. During the first six months of 2005 we recognized $84,000 of these deferred gains, leaving a balance of approximately $96,000 remaining to be recognized.

5.  GAIN ON SALE OF INVESTMENTS

         The gains resulted primarily from the sales of available-for-sale equity and fixed income securities. During the three and six month periods ended June 30, 2005, we received net cash proceeds of approximately $3,021,000 and $4,175,000, respectively, and recognized gains of $1,346,000 and $1,977,000, respectively, resulting from these sales.

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

         During 2004, the value of our investment in FIC had declined significantly. On October 12, 2004, we determined that this decline in market price should be considered "other than temporary" as defined in Statements of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, as amended. Consequently, we recorded pretax charges to earnings totaling $2,567,000 during the third and fourth quarters of 2004. These charges reduced our cost basis in FIC from $5,647,000, or $14.67 per share, to $3,080,000, or $8.00 per share which was equal to the quoted market price of FIC shares on December 31, 2004. As discussed in our Form 10-K dated Decmber 31, 2004, we believe the decline in the market price of FIC has been brought about by its failure to file its 2003 Form 10-K and its subsequent de-listing from the NASDAQ Stock Market. We had expected FIC to bring its filings current and pursue restoring its exchange listing by March 31, 2005. These events have not yet occurred. As a result, we chose to take an additional pretax charge to earnings during the first quarter of 2005 of $39,000, further reducing our cost basis in FIC to $3,042,000, or $7.90 per share which was equal to the quoted market price of FIC shares on March 31, 2005. While we currently continue to have the ability and the intent to hold the stock indefinitely, we concluded that the additional uncertainty created by the late filings together with the lack of current financial information dictated that the decline should be viewed as other than temporary. No additional charge to earnings resulting from the FIC investment was taken during 2nd quarter of 2005 as FIC's price per share had risen to $8.00 at June 30, 2005. This second quarter market value increase resulted in an increase to our investment in available-for-sale equity securites of $38,500, an increase in accumulated other comprehensive income of $25,400 and an increase in non-current deferred tax liability of $13,100.

         In April 2004 we purchased $300,000 of Toys R Us bonds. In March, 2005 Toys R Us announced a plan of merger with another toy company and a planned leveraged buyout which precipitated a drop in the price of the bonds. An independent analysis indicated that the new debt to be issued will put the existing bonds in a subordinated position. Since these bonds have a 2018 maturity, we believe that the impairment is "other than temporary" during our shorter expected holding period. Consequently, we wrote a charge against earnings of $57,000 using the quoted price of the bonds as of June 30, 2005. We will continue to monitor and evaluate the situation at Toys R Us and further determine if changes in fair market value of the investment are temporary or "other than temporary".


7.  GAIN ON FORGIVENESS OF DEBT

         We recorded $12,000 and $75,000 during the three and six months ended June 30, 2004, respectively, as gain on forgiveness of debt. None was recorded in either period during 2005. The 2004 gain represents that amount of liability that was released in the respective period by participants in our loan to an affiliate, net of $15,000 interest due them from prior period payments made by Uncommon Care. Due to poor operating results, Uncommon Care was in default and not making scheduled payments under its loan agreement with us in which the participations had been sold. As a result, the loan participants released us from any obligations under the participation agreements. No further releases of the remaining $24,000 were obtained during 2005.

8.  INVESTMENT IN AVAILABLE-FOR-SALE EQUITY SECURITIES

         A significant portion of this balance sheet account is comprised of our investment in FIC common stock. As mentioned in Footnote 6 above, during the first quarter of 2005, we recognized another "other than temporary" impairment loss and, accordingly, our cost basis in the 385,000 shares of FIC common stock we own was reduced from $8.00 per share to $7.90 per share. The effect of the first quarter of 2005 "other than temporary" impairment loss of $39,000 was to reclassify from accumulated other comprehensive income the unrealized losses to realized losses in the statement of operations.The price has subsequently risen back to $8.00 per share at June 30, 2005 but no recovery income was recorded in earnings during the second quarter of 2005 and our basis remains at $7.90 per share. As mentioned earlier, this second quarter market value increase resulted in a net-of-tax increase to accumulated other comprehensive income of $25,400. We classify all of these shares as securities available-for-sale and record temporary unrealized changes in their value, net of tax, in our balance sheet as part of Accumulated Other Comprehensive Income (Loss) in Stockholders' Equity.

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


10.  ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consists of the following:

                                       June 30             December 31
                                         2005                  2004
                                      ---------             ----------
Commissions payable                   $ 750,000            $ 1,260,000
Taxes payable                            97,000                205,000
Vacation                                153,000                153,000
401(k) plan matching                    128,000                169,000
Other accrued liabilities                51,000                 55,000
                                      ----------            -----------
                                     $1,179,000            $ 1,842,000
                                      ==========            ===========

11.  NET INCOME PER SHARE

         Basic income per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted income per share reflects dilution from all contingently issuable shares, such as options and convertible debt. A reconciliation of earnings and weighted average shares outstanding used in the calculation of basic and diluted earnings per share from operations follows:

                                     For the Three Months Ended June 30, 2005
                                   -------------------------------------------
                                       Income           Shares         Per Share
                                     (Numerator)     (Denominator)      Amount
                                     -----------      -----------      --------
Basic EPS
  Net income                         $1,367,000         2,656,000       $ 0.51
                                                                        ======

Diluted EPS
  Effect of dilutive securities              --           220,000
                                     -----------        ----------

  Net income                         $1,367,000         2,876,000       $ 0.48
                                     ===========        ==========      =======




                                     For the Three Months Ended June 30, 2004
                                   -------------------------------------------
                                       Income           Shares         Per Share
                                     (Numerator)     (Denominator)      Amount
                                     ----------       -----------      --------
Basic EPS
  Net income                          $ 689,000         2,505,000       $ 0.28
                                                                        ======

Diluted EPS
  Effect of dilutive securities              --           286,000
                                      ----------        ----------

  Net income                          $ 689,000         2,791,000        $ 0.25
                                      ==========        ==========       ======

                                      For the Six Months Ended June 30, 2005
                                    -----------------------------------------
                                       Income          Shares         Per Share
                                     (Numerator)    (Denominator)      Amount
                                     ----------      -----------       --------
Basic EPS
  Net income                         $2,220,000        2,649,000         $ 0.84
                                                                         ======

Diluted EPS
  Effect of dilutive securities              --          243,000
                                      ----------       ----------

  Net income                         $2,220,000        2,892,000         $ 0.77
                                      ==========       ==========        ======




                                      For the Six Months Ended June 30, 2004
                                    -----------------------------------------
                                       Income          Shares         Per Share
                                     (Numerator)    (Denominator)       Amount
                                     ----------      -----------      ---------
Basic EPS
  Net income                         $1,383,000       2,489,000          $ 0.56
                                                                         ======

Diluted EPS
  Effect of dilutive securities              --         313,000
                                     -----------      ----------

  Net income                         $1,383,000       2,802,000          $ 0.49
                                     ===========      ==========         ======



12.    SEGMENT INFORMATION

The Company's segments are distinct by type of service provided. Comparative financial data for the three and six month periods ended June 30, 2005 and 2004 are shown as follows:

                                                 Three months ended June 30,
                                                    2005               2004
                                                  --------          ----------
 Operating Revenue:
   Financial services                           $ 3,698,000        $ 4,227,000
   Insurance services                             3,335,000          3,068,000
                                                -----------         -----------
 Total Segment Revenues                         $ 7,033,000        $ 7,295,000
                                                ===========         ===========

                                                 Three months ended June 30,
                                                     2005            2004
                                               -------------------------------

Operating Income
  Financial services .........................   $   428,000    $   567,000
  Insurance services .........................       913,000        688,000
  Corporate ..................................      (673,000)      (511,000)
                                                   ----------     ----------
Total segments operating income ......               668,000        744,000

Gain on sale of  investments ..............        1,346,000        218,000
Loss on impairment of investment ..........          (57,000)            --
Gain on extinguishment of debt ............               --         12,000
                                                   ----------     ----------

Income from operations before interest
  income taxes and minority interest .....         1,957,000        974,000

Interest income ...........................          125,000         72,000
Other gain ................................           29,000         26,000
Interest expense ..........................               --          2,000
Income tax expense ........................          742,000        381,000
Minority interest .........................            2,000             --
                                                  ----------     ----------

Net income ..............................        $ 1,367,000      $ 689,000
                                                  ===========     ==========





                                                Six months ended June 30,
                                                   2005            2004
                                               ------------    ------------
Operating Revenue:

    Financial services ...................     $  6,965,000    $  8,059,000
    Insurance services ...................        6,730,000       6,526,000
    Corporate ............................               --       1,600,000
                                               ------------    ------------
         Total Segment Revenues .........      $ 13,695,000    $ 16,185,000
                                               ============    ============

Reconciliation to Consolidated
  Statement of Operations:
    Total segment revenues ................... $ 13,695,000    $ 16,185,000
    Less: Intercompany dividends .............           --      (1,600,000)
                                               ------------    ------------
          Total Revenues ....................  $ 13,695,000    $ 14,585,000
                                               ============    ============

                                                  Six months ended June 30,
                                                    2005            2004
                                                 -----------    ------------
Operating Income
   Financial services .....................      $ 745,000      $ 1,158,000
   Insurance services ....................       1,805,000        1,524,000
   Corporate .............................      (1,305,000)      (1,012,000)
                                                -----------      -----------
Total segments operating income ..........       1,245,000        1,670,000

Gain on sale of  investments .............       1,976,000          245,000
Loss on impairment of investment .........         (96,000)              --
Gain on extinguishment of debt .............            --           75,000
                                                ----------       ----------

Income from operations before interest
   income taxes and minority interest ......     3,125,000       1,990,000

Interest income ..............................     247,000         155,000
Other gain ...................................      84,000          18,000
Interest expense .............................       4,000           2,000
Income tax expense ...........................   1,219,000          78,000
Minority interest ...........................       13,000              --
                                                 ---------       ---------
Net income ................................... $ 2,220,000     $ 1,383,000
                                               ===========     ===========





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

                                                   Three Months Ended June 30,
                                                       2005            2004
                                                   -----------     -----------

Net income as reported .........................   $ 1,367,000      $  689,000

Deduct: Total additional stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects ..................       (82,000)        (87,000)
                                                    ----------      ----------

Pro forma net income ..........................   $ 1,285,000       $ 602,000
                                                   ===========      ==========

Net income per share
         Basic - as reported .................        $  0.51         $  0.28
                                                      =======         =======
         Basic - pro forma ....................       $  0.48         $  0.24
                                                      =======         =======
         Diluted - as reported ................       $  0.48         $  0.25
                                                      =======         =======
         Diluted - pro forma ..................       $  0.45         $  0.22
                                                      =======         =======





                                                     Six Months Ended June 30,
                                                        2005           2004
                                                    -----------   ------------

Net income as reported ..........................   $ 2,220,000   $  1,383,000

Deduct: Total additional stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects ....................      (134,000)      (173,000)
                                                     -----------   ------------

Pro forma net income ............................   $ 2,086,000   $  1,210,000
                                                     ===========   ============

Net income per share
         Basic - as reported ....................       $  0.84       $  0.56
                                                        =======       ========
         Basic - pro forma ......................       $  0.79       $  0.49
                                                        =======       ========
         Diluted - as reported ..................       $  0.77       $  0.49
                                                        =======       ========
         Diluted - pro forma ....................       $  0.72       $  0.43
                                                        =======       ========

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

         In addition, as of June 30, 2005, we have the following significant investments accounted for as available-for-sale securities: (1) we own approximately 296,000 shares of HealthTronics (formerly Prime Medical) common stock, representing about 1% of its outstanding common stock, and (2) we own 385,000 shares of Financial Industries Corporation, representing approximately 4% of its outstanding common stock. We account for these investments as available-for-sale securities, which means they are reflected on our consolidated balance sheets at fair value, and fluctuations in fair value are recognized as unrealized gains or losses excluded from earnings and reported as a separate component of stockholders' equity, net of income taxes.

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

         Our insurance service revenues related to management fees are recognized monthly at 13.5% of the earned premiums of the managed company. We also share equally any profits of the managed company, to a maximum of 3% of the earned insurance premiums. Any past losses of the managed company are carried forward and applied against earnings before any profits are shared. The profit sharing component is recorded in the fourth quarter based on the audited financial results of the managed company.

          On June 4, 2003 we purchased from Financial Industries Corporation ("FIC")(OTC: FNIN.PK) and a foundation 339,879 shares of FIC's common stock as an investment. Earlier in 2003 we had purchased 45,121 FIC shares in the open market. The 385,000 shares represent an approximate 4% ownership in FIC. The aggregate purchase price was approximately $5,647,000, which was all sourced from our cash reserves. The shares purchased from FIC and the foundation are not registered, but are subject to a registration rights agreement requiring FIC's best efforts to register them within one year of the transaction. Due to FIC's delay in filing its 2003 Form 10-K and its subsequent 10-Q's and 10-K, it has not been able to register these shares and was de-listed from the NASDAQ exchange in July, 2004.

         During 2004, the value of our investment in FIC had declined significantly. On October 12, 2004, we determined that this decline in market price should be considered "other than temporary" as defined in Statements of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, as amended. Consequently, we recorded a pretax charge to earnings of $2,567,000 in 2004. The charge reduced our cost basis in FIC from $5,647,000, or $14.67 per share, to $3,080,000, or $8.00 per share which was equal to the quoted market price of FIC shares on December 31, 2004. As discussed in our Form 10-K dated December 31, 2004, we believe the decline in the market price of FIC had been brought about by its failure to file its 2003 Form 10-K and its subsequent de-listing from the NASDAQ Stock Market. We had expected FIC to bring its filings current and pursue restoring its exchange listing during 2004. These events have not yet occurred. As a result, we recorded an additional pretax charge to earnings of $39,000 in the first quarter of 2005. The charge reduced our cost basis in FIC from $3,080,000, or $8.00 per share, to $3,041,000, or $7.90 per share which was equal to the quoted market price of FIC shares on March 31, 2005. While we currently continue to have the ability and the intent to hold the stock indefinitely, we concluded that the additional uncertainty created by the late filings together with the lack of current financial information dictated that the decline should be viewed as other than temporary. We will continue to closely monitor FIC's situation. No additional charge was necessary in the second quarter of 2005 as the quoted market price of FIC shares had risen to $8.00 on June 30, 2005.

RESULTS OF OPERATIONS

REVENUES

         Revenues from operations decreased $262,000 (4%) and $890,000 (6%) in the three and six month periods ended June 30, 2005, respectively, compared to the same periods in 2004. Our income from operations before interest, income taxes and minority interest increased $983,000 (101%) and $1,135,000 (57%) in the current year three and six months, respectively, compared to the same periods in 2004. Our net income increased $678,000 (98%) and $837,000 (61%) in the current year three and six months, respectively, compared to the same periods in 2004. Lastly, our diluted net income per share increased $0.23 (92%) and $0.28 (57%) in the current year three and six months, respectively, compared to the same periods in 2004. The reasons for these changes are described below.

FINANCIAL SERVICES

         Our financial services revenue decreased $529,000 (13%) and $1,094,000 (14%) in the three and six month periods ended June 30, 2005, respectively, compared to the same periods in 2004. Lower commission revenues were earned at APS Financial, the broker/dealer, which derives most of its revenue from transactions in the fixed income market, in both investment and non-investment grade securities. During the second quarter of 2005 our revenue in the investment grade sector was the hardest hit as the investment climate for bonds continued to be soft. The Federal Reserve has raised rates four times since the beginning of the year, a total of 100 basis points. This continues the trend started in June 2004, since which the Fed has raised rates nine times for a total of 225 basis points. The resulting increase in bond yields causes a decrease in bond prices and a subsequent decline in trading volume. Inflationary pressures continued to be aggravated by rising oil prices which set a new record high in June, rising to over $60 per barrel. Although our performance in the high yield markets was relatively better than the investment grade market, that market began a sharp correction in the first quarter of 2005 which continued into the second led predominately by the automotive sector. Many of our customers have chosen to stay relatively liquid, reducing their commitment of funds in the fixed income securities where we earn the majority of our commissions.

         Our financial services expenses decreased $390,000 (11%) and $681,000 (10%) in the three and six month periods ended June 30, 2005, respectively, compared to the same periods in 2004. The primary reason for the current year decrease is a $264,000 (11%) and $595,000 (13%) decrease in commission expense in the current year three and six month periods, respectively, compared to the same periods in 2004 resulting from the decrease in commission income mentioned above. In addition, incentive compensation costs were down $275,000 (69%) and $421,000 (77%) in the three and six months of 2005, respectively, compared to same periods in 2004, primarily as a result of lower profits at APS Financial for 2005 as well as higher minimum performance thresholds placed upon management in 2005. Partially offsetting these decreases was an increase in payroll expense of $100,000 (32%) and $212,000 (35%) in the three and six month periods ended June 30, 2005, respectively, compared to the same periods in 2004. Payroll was up as a result of normal annual merit raises as well as the hiring of two new full-time positions. Also, professional fees increased $45,000 (108%) and $112,000 (130%) in the three and six month periods ended June 30, 2005, respectively, compared to the same periods in 2004 as a result of fees incurred related to Sarbanes Oxley compliance.

INSURANCE SERVICES

         Our insurance services revenues from our premium-based insurance management segment, APS Insurance Services, increased $267,000 (9%) and $204,000 (3%) in the three and six month periods ended June 30, 2005, respectively, compared to the same periods in 2004. Management fee revenues rose $240,000 (11%) and $529,000 (13%) in the three and six month periods ended June 30, 2005, respectively, compared to the same periods in 2004 as a result of an increase in earned premium brought about by new business growth in the latter half of 2004. Earned premium was $34.1 million at June 30, 2005 compared to $30.2 million at June 30, 2004. Going forward, written premiums, which earn out pro-ratably over an annual basis, have decreased by approximately $3.0 million this year compared to 2004. The result so far this year has been a decrease of $20,500 (2%) and $294,000 (13%) in pass-through commissions earned by third-party agents in the three and six month periods, respectively, compared to the same periods in 2004. As noted in the following paragraph, commissions paid to third party independent agents decreased by an equivalent amount, resulting in no impact on net income. Looking forward, we should expect the rate of growth in management fee revenues in the second half of the year to slow compared to the first half. Risk management fee income has increased $36,000 (181%) but has decreased $34,000 (20%) in the three and six month periods ended June 30, 2005, respectively, compared to the same periods in 2004. The three month increase is due to new business written during the quarter. The six month decrease is due to one of our large group's risk rating being upgraded this year which resulted in their not having to pay risk management fees in 2005.

         Insurance services expenses increased $42,000 (2%) but decreased $77,000 (2%) in the three months ended June 30, 2005 compared to the same period in 2004. The current quarter increase is primarily due to an increase in payroll of $29,000 (4%) and employee benefits $20,000 (21%) in 2005 compared to the same three months in 2004. Payroll related costs were up due to normal annual merit raises and increased health insurance costs. In addition, professional fees increased $22,000 (78%) and $82,000 (179%) in the current year three and six months, respectively, as a result of fees incurred related to Sarbanes Oxley compliance. Partially offsetting these increases was a decrease in commissions expense of $21,000 (2%) and $294,000 (13%), respectively, in the three and six month periods ended June 30, 2005 compared to the same periods in 2004 due to the above-mentioned decrease in commissions paid to third party independent agents.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased $167,000 (30%) and $321,000 (30%) in the three and six month periods ended June 30, 2005, respectively, compared to the same periods in 2004. Salaries expense increased $98,000 (62%) and $113,000 (36%)
in the current year three and six month periods, respectively, compared to the same periods in 2004 resulting from a severance payment to a former employee who has since been retained as a tax consultant. In addition, incentive compensation expense increased $91,000 (58%) and $137,000 (45%) in the current year three and six month periods, respectively, compared to the same periods in 2004 resulting form additional bonuses that will be paid on the gains from the sale of HealthTronics common stock completed in 2005. Lastly, outside professional fees increased $77,000 (77%) during the current year six months as a result of fees incurred related to Sarbanes Oxley compliance.


GAIN ON SALE OF ASSETS

         During the six months ended June 30, 2005, we recognized $244,000 of deferred gain related to the November 2001 sale and subsequent leaseback of real estate to Prime Medical (now called HealthTronics, Inc.) Due to our continuing involvement in the property, we deferred recognizing approximately $2,400,000 of the approximately $5,100,000 gain and are recognizing it in earnings, as a reduction of rent expense, monthly through November 2006. A total of $691,000 remains to be recognized in the coming seventeen months. In addition, 15% of the gain ($760,000) related to our then 15% ownership in the purchaser, was deferred. As our ownership percentage in HealthTronics declines through our sales of HealthTronics common stock, we recognize these gains proportionately to our reduction of our interest in that company. During the first six months of 2005 we recognized $84,000 of these deferred gains, leaving a balance of approximately $96,000 remaining to be recognized. The increase in both periods of the current year is the result of an increased number of HealthTronics shares of common stock sold during 2005.


GAIN ON SALE OF INVESTMENTS

         The increase in the current three and six month periods of 2005 is due to the sale of a greater number of available-for-sale equity and fixed income securities in 2005 than were sold in the comparable periods of 2004.


LOSS ON IMPAIRMENT OF INVESTMENT

         The loss in the second quarter of 2005 represents a write-down of our investment in Toys R Us bonds. In April 2004 we purchased $300,000 of Toys R Us bonds. In March, 2005 Toys R Us announced a plan of merger with another toy company and a planned leveraged buyout which precipitated a drop in the price of the bonds. An independent analysis indicated that the new debt to be issued will put the existing bonds in a subordinated position. Since these bonds have a 2018 maturity, we believe that the impairment is "other than temporary" during our shorter expected holding period. Consequently, we wrote a charge against earnings of $57,000 using the quoted price of the bonds as of June 30, 2005. We will continue to monitor and evaluate the situation at Toys R Us and further determine if changes in fair market value of the investment are temporary or "other than temporary".

         The loss in the six months ended June 30, 2005 also included a write-down of our investment in Financial Industries ("FIC") common stock that was made in the first quarter. During that quarter, we determined that the decline in market value of FIC common stock should be considered "other than temporary" and we recorded a pretax charge to earnings of $39,000. This charge reduced our cost basis in FIC from $3,080,000, or $8.00 per share, to $3,041,000, or $7.90 per share which was equal to the quoted market price of FIC shares on March 31, 2005. We believe the decline in the market price of FIC has been brought about by its failure to file its 2003 Form 10-K and its subsequent de-listing from the NASDAQ Stock Market. We had expected FIC to bring its filings current and pursue restoring its exchange listing but these events have not yet occurred. While we currently continue to have the ability and the intent to hold the stock indefinitely, we concluded that the additional uncertainty created by the late filings together with the continued lack of current financial information dictated that the decline should be viewed as other than temporary. At June 30, 2005 the price had recovered to $8.00 per share but no recovery income was recorded as none is permitted unless the investment is actually sold. As mentioned in our 2004 annual report on Form 10-K, we will continue to monitor and evaluate the situation at FIC and further determine if changes in fair market value of the investment are temporary or "other than temporary".


GAIN ON FORGIVENESS OF DEBT

          During the three and six months ended June 30, 2004, we recorded $12,000 and $75,000, respectively, as gains on forgiveness of debt. This represented that amount of liability that were released by participants in our loan to this affiliate. Due to poor operating results, Uncommon Care was in default and not making scheduled payments under its loan agreement with us in which the participations had been sold. As a result, the loan participants released us from any obligations under the participation agreements. For the three and six months ended June 30, 2005, no further releases of liabilities have been acquired, therefore no gains were recorded. No further releases of the remaining $24,000 were obtained during 2005.

INTEREST INCOME

         Our interest income increased $53,000 (74%) and $92,000 (59%) in the three and six month periods ended June 30, 2005, respectively, compared to the same periods in 2004. The current year three and six month increases were due to interest earned on a much higher balance of interest-bearing fixed income securities. At June 30, 2005 there was a balance of $9.1 million compared to a balance of $2.7 million held at June 30, 2004.


OTHER INCOME  (LOSS)

         Our other income increased $3,000 (12%) and $66,000 (367%) for the three and six month periods ended June 30, 2005, respectively, compared to the same periods in 2004. The increase in the current year six month period represents primarily inventory gains of $18,000 on securities held at APS Financial during 2005 compared to inventory losses of $28,000 in 2004.


LIQUIDITY AND CAPITAL RESOURCES

         WORKING CAPITAL

         Our net working capital was $12,386,000 and $10,673,000 at June 30, 2005 and December 31, 2004, respectively. The increase in the current year was due primarily to cash received upon the sale of long-term available-for-sale equity securities which was used, in part, to purchase short-term available-for-sale fixed income securities. Cash and cash equivalents decreased during this period by $3,614,000 as there were net cash uses in operating, investing and financing activities. Cash from operating activities decreased primarily as a result of cash paid in March for incentive compensation earned and accrued in 2004. Cash from investing activities decreased as purchases of available-for-sale securities exceeded cash received from the sales of other available-for-sale securities. Cash from financing activities decreased due to purchases of treasury stock exceeding cash received from the exercise of employee stock options. For details of the amounts described above, refer to the Condensed Consolidated Statements of Cash Flows on page 7 of this Form 10-Q.

         Historically, we have maintained a strong working capital position and, as a result, we have been able to satisfy our operational and capital expenditure requirements with cash generated from our operating and investing activities. These same sources of funds have also allowed us to pursue investment and expansion opportunities consistent with our growth plans. Although there can be no assurance our operating activities will provide positive cash flow in 2005, we are optimistic that our working capital requirements will be met for the foreseeable future for the following reasons: (1) our current cash position is very strong, with a balance of approximately $6.1 million comprising 21 percent of our total assets; (2) our investments in available-for-sale equity and fixed income securities could provide an additional $13.6 million should the need arise; and (3) we renewed a line of credit in April 2005 that is described below.

         LINE OF CREDIT

                  During April 2005, we renewed a $3.0 million line of credit that was originally established in November 2003 with PlainsCapital Bank. The loan called for interest payments only to be made on any amount drawn until April 15, 2006, when the entire amount of the note, principal and interest then remaining unpaid, became due and payable. At June 30, 2005, there were no draws taken against this line of credit. We are in compliance with the covenants of the loan agreement, including requirements for a minimum of $5.0 million of unencumbered liquidity and a minimum 2 to 1 net worth ratio.

         CAPITAL EXPENDITURES

                  Our capital expenditures for equipment were $171,000 in the six months of 2005. The majority of these expenditures were necessary to upgrade our reporting software at our insurance services subsidiary. At June 30, 2005, our reporting software upgrade is considered to be "in progress" with anticipated implementation in phases during the rest of 2005 and 2006. Those assets purchased during 2005 that have not been placed in service, are appropriately not being depreciated. We expect capital expenditures in 2005 to be approximately $500,000, including $200,000 in improvements to our business intelligence reporting software. Our 2005 capital expenditure budget is expected to be funded through cash on hand.


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

Investment Risk

          As of June 30, 2005, our recorded basis in debt and equity securities was approximately $16.7 million. We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that such declines in the fair value of such assets below our accounting basis are other-than-temporary. See Footnote 6 to this report on Form 10-Q for a detailed description of charges to earnings in the prior year and the current quarter that were considered to be "other than temporary".

        We also have an investment of 296,000 shares of common sock of HealthTronics, Inc. Although we have an unrealized gain of approximately $2,356,000 as of June 30, 2005, this investment can also be at risk should market or economic conditions change for the worse or should adverse situations occur at HealthTronics, such as a major product line becoming obsolete. The remainder of our corporate equity and fixed income investments share the same risks as HealthTronics but our exposure is much lower.



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



Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Items 2(a) through(d) are inapplicable.

         (e)  Stock Repurchases




                                                                                            (d)    Maximum
                                                                     (c)  Total Number           Dollar Value
                                                                           of Shares             of Shares that
                                                                         Purchased as Part         May yet be
Period                       a) Total Number      (b) Average              of Publicly           Purchased under
                                of shares           Price Paid           Announced  Plans          the Plans or
                                Purchased (1)        per Share             or Programs              Programs
                               -------------       ------------         -----------------        ----------------

Apr 1, 2005 - Apr 30, 2005          7,100              $ 12.94                7,100                $ 1,384,000
May 1, 2005 - May 28, 2005         62,470              $ 12.24               62,470                $   618,000
June 1, 2005 - June 31, 2005           --                   --                   --                $   618,000


(1) Of the total shares purchased 14,570 were purchased in open market transactions and 55,000 were purchased in private transactions. Our share repurchase program was announced August 17, 2004 and authorizes the purchase of up to $2 million of common stock.




Item 3.   Defaults Upon senior Securities

           Not Applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 14, 2005 the annual meeting of American Physicians Service Group, Inc. was held in Austin, Texas. Shareholders voted and approved the following motions:

ELECTION OF DIRECTORS

         The names of the directors elected at the meeting along with numbers of votes for and withheld are as follows:


Name                                 For                          Withheld
---------------------               ----------------              ---------

Lew N. Little, Jr.                    1,995,831                    242,927
Jackie Majors                         1,996,928                    241,830
William A. Searles                    1,996,931                    241,827
Kenneth S. Shifrin                    2,004,331                    234,427
Cheryl Williams                       2,005,827                    232,931



PROPOSAL 2 - TO APPROVE THE 2005 INCENTIVE AND NON-QUALIFIED STOCK OPTION PLAN

The Plan provides for the granting of options to purchase up to 350,000 shares of our common stock with certain provisions. The votes for, against and abstain are as follows:

For                        Against          Abstain or Non-Vote
-----------               -----------       -------------------
1,150,207                  421,892          666,659

Proposal 2 Passed

PROPOSAL 3 - TO APPROVE THE AMERICAN PHYSICIANS SERVICE GROUP, INC. AFFILIATED
             GROUP DEFERRED COMPENSATION PLAN

The Plan provides for the granting of up to 150,000 shares of our common stock to directors and key employees. Shares granted under the Plan are in lieu of cash awards or stock option grants under current incentive plans and do not represent additional incentives. The votes for, against and abstain are as follows:

For                        Against          Abstain or Non-Vote
-----------               -----------       -------------------
1,197,029                  376,070          665,659

Proposal 3 Passed



Item 5.  OTHER INFORMATION

           Not Applicable


Item 6.  EXHIBITS

                  Exhibits

         31.1     Section 302 Certification of Chief Executive Officer
         31.2     Section 302 Certification of Chief Financial Officer

         32.1     Section 906 Certification of Chief Executive Officer
         32.2     Section 906 Certification of Chief Financial Officer