Form 10-Q
period 2005-09-30
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 2005-11-08
CIK 724024

===========================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2005

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

                                NUMBER OF SHARES
                                 OUTSTANDING at
       TITLE OF EACH CLASS                           OCTOBER 25, 2005
       --------------------                         ----------------
   Common Stock, $.10 par value                         2,730,320

============================================================================

                                     PART I

                              FINANCIAL INFORMATION

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(In thousands, except per share data)

Item 1 - Financial Statements

                                                              Three Months Ended                         Nine Months Ended
                                                                  September 30,                            September 30,
                                                             2005                2004                    2005            2004
                                                          ---------          ----------              ----------       ---------
Revenues:
Financial services                                          $5,450              $3,846                 $12,415         $11,905
Insurance services                                           3,732               3,747                  10,462          10,273
                                                            ------              ------                  ------           -----

   Total revenues                                            9,182               7,593                  22,877          22,178

Expenses:
Financial services                                           4,788               3,423                  11,009          10,324
Insurance services                                           2,931               2,704                   7,856           7,706
General and administrative                                     573                 429                   1,961           1,497
Gain on sale of assets (Note 4)                                (47)                  -                    (131)            (56)
                                                            ------              ------                 -------          ------

   Total expenses                                            8,245               6,556                  20,695          19,471
                                                            ------              ------                 -------          ------

Operating income                                               937               1,037                   2,182           2,707
Gain on investments (Note 5)                                 1,114                   -                   3,091             244
Loss on impairment of investments (Note 6)                     (96)             (2,374)                   (193)         (2,374)
Gain on extinguishment of debt (Note 7)                         24                   -                      24              76
                                                            ------              ------                 -------          ------

Income (loss) before interest, income
  taxes and minority interest                                1,979              (1,337)                  5,104             653

Interest income                                                166                  99                     413             254
Other income                                                     3                  21                      87              39
Interest expense                                                 6                   2                      10               4
Income tax expense                                             747                (386)                  1,966             392
Minority interests                                               -                   1                      13               1
                                                            ------              ------                 -------          ------

    Net income (loss)                                       $1,395               $(834)                 $3,615            $549
                                                           =======              ======                 =======         =======



The accompanying notes are a integral part of these consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, continued
                                   (Unaudited)


(In thousands, except per share amounts)

                                   Three Months Ended        Nine Months Ended
                                      September 30,             September 30,
                                    ----------------         -----------------
                                    2005       2004          2005         2004
                                    ----       ----          ----         ----
Net income (loss) per common share

Basic:

  Income (loss) from operations    $ 0.52     $ (0.32)       $ 1.36      $ 0.22
                                     ----       -----          ----        ----
    Net income (loss)              $ 0.52     $ (0.32)       $ 1.36      $ 0.22
                                     ====       =====          ====        ====

Diluted:

  Income (loss) from operations    $ 0.48     $ (0.32)       $ 1.24      $ 0.19
                                     ----       -----          ----        ----
    Net income (loss)              $ 0.48     $ (0.32)       $ 1.24      $ 0.19
                                     ====       =====          ====        ====


Basic weighted average shares
    outstanding                     2,702       2,589         2,667       2,523
                                    =====       =====         =====       =====
Diluted weighted average
    shares outstanding              2,885       2,589         2,920       2,823
                                    =====       =====         =====       =====





The accompanying notes are a integral part of these consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


(In thousands)

                                                                   September 30,                 December 31,
                                                                        2005                         2004
                                                                    ------------                -------------
ASSETS

Current Assets:
  Cash and cash equivalents                                             $5,102                      $9,673
  Trading account securities                                               163                          --
  Trade receivables, net                                                   413                          19
  Notes receivable - current                                               751                         777
  Management fees and other receivables                                    878                       1,815
  Deposit with clearing organization                                       991                         660
  Investment in available-for-sale fixed
    income securities - current                                          8,667                       1,983
  Net deferred income tax asset                                            108                         124
  Income tax receivable                                                      2                          76
  Prepaid expenses and other                                               615                         642
                                                                    ------------                -----------
      Total current assets                                              17,690                      15,769


Notes receivable, less current portion                                     344                         141
Property and equipment, net                                                696                         619
Investment in available-for-sale equity
  securities (Notes 5 and 8)                                             5,135                       9,417
Investment in available-for-sale fixed
  income securities - non-current                                        3,604                       2,920
Net deferred income tax asset                                              741                          --
Goodwill                                                                 1,247                       1,247
Other assets                                                               236                         330
                                                                    ------------                -----------

Total Assets                                                           $29,693                     $30,443
                                                                    ============                ===========





The accompanying notes are an integral part of these consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS, continued
                                  (Unaudited)

(In thousands, except share data)

                                                                                   September 30,            December 31,
                                                                                       2005                     2004
                                                                                   ------------            ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                        $785                    $266
  Accrued incentive compensation                                                         1,641                   2,500
  Accrued expenses and other liabilities (Note 10)                                       1,200                   1,842
  Deferred gain - current                                                                  563                     488
                                                                                      --------                --------
      Total current liabilities                                                          4,189                   5,096

Payable under loan participation agreements (Note 7)                                        --                      24
Deferred tax liability - non-current                                                        --                     482
Deferred gain - non-current                                                                 49                     627
                                                                                      --------                --------
      Total liabilities                                                                  4,238                   6,229

Minority interests                                                                          14                       1
Commitments and contingencies (Note 3)

Shareholders' Equity:
  Preferred stock, $1.00 par value, 1,000,000
    shares authorized, none issued or outstanding                                          --                       --
  Common stock, $0.10 par value, shares authorized 20,000,000;
    2,731,770 and 2,646,646 issued and outstanding
    at 09/30/05 and 12/31/04, respectively                                                 273                     265
  Additional paid-in capital                                                             7,727                   7,919
  Retained earnings                                                                     16,892                  13,948
  Accumulated other comprehensive income,
     net of taxes                                                                          549                   2,081
                                                                                      --------                --------
      Total shareholders' equity                                                        25,441                  24,213
                                                                                      --------                --------

Total Liabilities and Shareholders' Equity                                             $29,693                 $30,443
                                                                                      ========                ========






The accompanying notes are an integral part of these consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Nine Months Ended September 30,

                                                                                            2005                 2004
                                                                                         ---------            ----------
Cash flows from operating activities:

     Net Income                                                                            $ 3,615              $ 549
     Adjustments to reconcile net income to cash
        (used in) provided by operating activities:
           Depreciation and amortization                                                       264                225
           Extinguishment of debt and other                                                    190                 75
           Common stock awarded                                                                159                 --
           Gain on sale of assets                                                             (131)               (56)
           Deferred gain on sale of building                                                  (372)              (365)
           Tax benefit from exercise of stock options                                          408                 --
           Gain on investments                                                              (3,091)              (244)
           Impairment of investment                                                            193              2,374
     Changes in operating assets and liabilities:
           Trade receivables                                                                  (394)                --
           Trading account securities                                                         (163)                 1
           Income tax receivable                                                                65              1,050
           Deferred income tax                                                                (789)              (542)
           Receivable from clearing organization                                              (331)              (160)
           Management fees & other receivables                                                 964                138
           Trade payables                                                                      519                 --
           Accrued expenses & other liabilities                                             (1,148)            (1,276)
                                                                                           --------           ---------
              Net cash used in operating activities                                            (42)             1,769

Cash flows from investing activities:
     Capital expenditures                                                                     (247)              (362)
     Proceeds from the sale of available-for-sale equity
        and fixed income securities                                                          6,174              1,116
     Purchase of available-for-sale equity securities                                       (8,483)            (4,190)
     Funds loaned to others                                                                   (800)              (624)
     Collection of notes receivable                                                            249                 --
                                                                                           --------           --------
              Net cash used in  investing activities                                        (3,107)            (4,060)

Cash flows from financing activities:
     Exercise of stock options                                                                 823                938
     Purchase and cancellation of treasury stock                                            (1,574)              (472)
     Dividends paid                                                                           (671)              (518)
                                                                                           --------           --------
              Net cash used in financing activities                                         (1,422)               (52)

Net change in cash and cash equivalents                                                   $ (4,571)          $ (2,343)

Cash and cash equivalents at beginning of period                                             9,673              8,989
                                                                                         ----------         ----------
Cash and cash equivalents at end of period                                                 $ 5,102            $ 6,646
                                                                                         ==========         ==========



     The accompanying notes are an integral part of these consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE
                                 INCOME (LOSS)
       For the nine months ended September 30, 2004 and September 30, 2005

(In thousands)

                                                                                           Accumulated
                                                 Additional                                   Other                      Total
                                       Common     Paid-In     Retained    Comprehensive    Comprehensive    Treasury   Shareholders'
                                       Stock      Capital     Earnings    Income (loss)    Income (loss)     Stock       Equity
                                    ------------------------------------------------------------------------------------------------
Balance December 31, 2003 (audited)   $ 245      $ 6,918      $ 12,314        $ --            $ (371)         $ --       $ 19,106
                                    ------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                           --           --          549           $549               --            --          549
  Other comprehensive income:
    Unrealized gain on  securities,
    net of taxes of $616               --           --            --          1,195             1,195          --          1,195
                                                                             -------
Comprehensive income:                  --           --            --         $1,744              --            --             --
                                                                             =======
Stock options exercised                19           919           --                             --            --            938
Treasury stock purchase                --           --            --                             --          (472)          (472)
Dividend paid (per share-$0.20)        --           --          (518)                            --            --           (518)
Cancelled treasury stock               (4)         (468)          --                             --           472             --
Forgiveness of Uncommon Care Debt      --           --           114                             --            --            114
                                    ------------------------------------------------------------------------------------------------
Balance Sept 30, 2004 (unaudited)    $ 260      $ 7,369     $ 12,459           $ --           $ 824          $ --       $ 20,912
                                    ================================================================================================


Balance December 31, 2004 (audited)  $ 265      $ 7,919     $ 13,948           $ --           $ 2,081       $ --        $ 24,213
                                    ------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                            --           --        3,615         $ 3,615              --          --          3,615
  Other comprehensive income:
    Unrealized loss on securities,
    net of taxes of $789                --           --           --          (1,532)           (1,532)       --         (1,532)
                                                                               -----

Comprehensive income:                   --           --           --         $ 2,083               --         --             --
                                                                             ========
Treasury stock purchase                 --           --           --                               --       (1,574)      (1,574)
Stock options exercised                 20          803           --                               --         --            823
Tax benefit from exercise
  of stock options                      --          408           --                               --         --            408
Dividend paid (per share - $0.25)       --           --         (671)                              --         --           (671)
Cancelled treasury stock               (13)      (1,561)          --                               --        1,574           --
Stock awarded                            1          158           --                               --         --            159
                                    ------------------------------------------------------------------------------------------------
Balance Sept 30, 2005 (unaudited)    $ 273      $ 7,727       $16,892          $ --             $ 549       $ --       $ 25,441
                                    ================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)


1.  GENERAL

     The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements for the nine months ended September 30, 2005 and 2004 reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Such adjustments consist of only items of a normal recurring nature. These consolidated financial statements have not been audited by our independent registered public accounting firm. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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

4.  GAIN ON SALE OF ASSETS

     During the nine months ended September 30, 2005, we recognized $372,000 of deferred gain related to the November 2001 sale and subsequent leaseback of real estate to Prime Medical (now called HealthTronics, Inc.). Due to our continuing involvement in the property, we deferred recognizing approximately $2,400,000 of the approximately $5,100,000 gain and are recognizing it in earnings, as a reduction of rent expense, monthly through September 2006. A total of $563,000 remains to be recognized in the coming twelve months. In addition, 15% of the gain ($760,000) related to our then 15% ownership in the purchaser, was deferred. As our ownership percentage in HealthTronics declines through our sales of HealthTronics common stock, we recognize these gains proportionately to our reduction of our interest in HealthTronics. During the first nine months of 2005 we recognized $131,000 of these deferred gains, leaving a balance of approximately $49,000 remaining to be recognized.

5.  GAIN ON INVESTMENTS

     Our gains resulted primarily from the sales of available-for-sale equity and fixed income securities. During the three and nine month periods ended September 30, 2005, we received net cash proceeds of approximately $2,000,000 and $6,174,000, respectively, and recognized gains of $1,274,000 and $3,250,000, respectively, resulting from these sales. Reducing these gains in the current year three and nine month periods was a charge to earnings of $160,000 which represented the balance of an investment loan made to a third party during 2004 which has since been deemed to be uncollectible.

6.  LOSS ON IMPAIRMENT OF INVESTMENTS

     On June 4, 2003 we purchased from Financial Industries Corporation ("FIC")(OTC: FNIN.PK) and from a foundation 339,879 shares of FIC's common stock as an investment. Earlier in 2003 we had purchased 45,121 FIC shares in the open market. The 385,000 shares represent an approximate 4% ownership in FIC. The aggregate purchase price was approximately $5,647,000, which was all sourced from our cash reserves. The shares purchased from FIC and the foundation are not registered, but are subject to a registration rights agreement requiring FIC's best efforts to register them within one year of the transaction. Due to FIC's delay in filing its 2003 Form 10-K and its subsequent 10-Q's and 10-K, it has not been able to register these shares and was delisted from the NASDAQ exchange in July, 2004.

     During 2004, the value of our investment in FIC had declined significantly. On October 12, 2004, we determined that this decline in market price should be considered "other than temporary" as defined in Statements of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, as amended. Consequently, we recorded pretax charges to earnings totaling $2,567,000 during the third and fourth quarters of 2004. These charges reduced our cost basis in FIC from $5,647,000, or $14.67 per share, to $3,080,000, or $8.00 per share which was equal to the quoted market price of FIC shares on December 31, 2004. We chose to take an additional pretax charge to earnings during the first quarter of 2005 of $39,000, reducing our cost basis in FIC to $3,042,000, or $7.90 per share which was equal to the quoted market price of FIC shares on March 31, 2005. No additional charge was taken during the second quarter of 2005 as the quoted market price at June 30, 2005 remained above our adjusted cost. While we currently continue to have the ability and the intent to hold the stock indefinitely, we concluded that the additional uncertainty created by FIC's late filings, together with the lack of its current financial information, dictated that the decline should be viewed as other than temporary. During the quarter ended September 30, 2005 the price per share of FIC common stock had declined to $7.65. As a result we took an additional charge to earnings of $96,000, further reducing our cost basis in FIC to $2,945,000. In July, 2005 FIC was able to file its 2003 Form 10-K but has yet to file any 2004 or 2005 Forms 10-Q or 10-K and thus continued to be de-listed on the NASDAQ Stock Market. We will continue to monitor and evaluate the situation at FIC and further determine if changes in fair market value of the investment are temporary or "other than temporary".

     In April 2004 we purchased $300,000 of Toys R Us bonds. In March, 2005 Toys R Us announced a plan of merger with another toy company and a planned leveraged buyout which precipitated a drop in the price of the bonds. An independent analysis indicated that the new debt to be issued will put the existing bonds in a subordinated position. Since these bonds have a 2018 maturity, we believe that the impairment is "other than temporary" during our shorter expected holding period. Consequently, we wrote a charge against earnings of $57,000 using the quoted price of the bonds as of June 30, 2005. There were no additional charges taken against earnings associated with these bonds in the current quarter ended September 30, 2005. We will continue to monitor and evaluate the situation at Toys R Us and further determine if changes in fair market value of the investment are temporary or "other than temporary".


7.  GAIN ON FORGIVENESS OF DEBT

     We recorded $24,000 and zero during the three months ended September 30, 2005 and 2004, respectively, as gain on forgiveness of debt. For the nine months ended September 30, 2005 and 2004 we recorded $24,000 and $76,000, respectively. These gains represent that amount of liability from which we were released in the respective periods by participants in our loan to a former affiliate, net of any interest due them from prior period payments made by that affiliate. Due to poor operating results, Uncommon Care was in default and not making scheduled payments under its loan agreement with us in which the participations had been sold. As a result, the loan participants released us from any obligations under the participation agreements. During the current quarter, we determined there is a remote possibility that the final obligation, totaling $24,000, will be required to be paid under the terms of the participation agreement. As a result we reversed it and recognized a gain in the same amount.

8.  INVESTMENT IN AVAILABLE-FOR-SALE EQUITY SECURITIES

     A significant portion of this balance sheet account is comprised of our investment in FIC common stock. As mentioned in Footnote 6 above, during the first nine months of 2005, we recognized additional "other than temporary" impairment losses and, accordingly, our cost basis in the 385,000 shares of FIC common stock we own was reduced from $8.00 per share at January 1, 2005 to $7.65 per share at September 30, 2005. The effect of these 2005 "other than temporary" impairment losses totaling $135,000 was to reclassify from accumulated other comprehensive income the unrealized losses to realized losses in the statement of operations. We classify all of these shares as securities available-for-sale and record temporary unrealized changes in their value, net of tax, in our balance sheet as part of Accumulated Other Comprehensive Income (Loss) in Stockholders' Equity. Changes in their fair market value deemed to be "other than temporary" are charged to earnings in the period that the determination was made.

     As part of this transaction we were granted options to purchase an additional 323,000 shares of FIC's common stock at $16.42 per share. There is a significant revenue-related performance requirement that must be met before these options are exercisable. The option expires, if not previously exercised, on December 31, 2006. There are presently no registered FIC shares available to issue upon the exercise of these options. We have assigned no value to these options.


9.  INVESTMENT IN AVAILABLE-FOR-SALE FIXED INCOME SECURITIES

     We have invested primarily in U.S. government-backed securities with maturities varying from one to three years, as well as three corporate bonds with Standard and Poor's ratings of no lower than B (investment grade).


10.  ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consists of the following:

                                      September 30           December 31
                                          2005                  2004
                                      -----------            ------------
Commissions payable                    $ 739,000             $ 1,260,000
Taxes payable                            119,000                 205,000
Vacation                                 153,000                 153,000
401(k) plan matching                     174,000                 169,000
Other accrued liabilities                 15,000                  55,000
                                        --------               ---------
                                      $1,200,000             $ 1,842,000
                                      ==========             ===========

11.  NET INCOME PER SHARE

     Basic income per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted income per share reflects dilution from all contingently issuable shares, such as options and convertible debt. A reconciliation of earnings and weighted average shares outstanding used in the calculation of basic and diluted earnings per share from operations follows:

                                  For the Three Months Ended September 30, 2005
                                  ---------------------------------------------
                                     Income            Shares         Per Share
                                   (Numerator)      (Denominator)       Amount
                                    ---------       ------------       --------
Basic EPS
  Net income                       $1,395,000          2,702,000        $ 0.52
                                                                        ======

Diluted EPS
  Effect of dilutive
   securities                             --            183,000
                                   ----------         ---------

  Net income                       $1,395,000         2,885,000         $ 0.48
                                   ==========         ==========        ======




                                  For the Three Months Ended September 30, 2004
                                  ---------------------------------------------
                                    Income             Shares         Per Share
                                  (Numerator)       (Denominator)       Amount
                                   ---------         -----------      ---------
Basic EPS
  Net loss                        $ (834,000)          2,589,000       $ (0.32)
                                                                       =======

Diluted EPS
  None (Anti-dilutive)                    --                 --
                                   ----------          ---------

  Net loss                        $ (834,000)          2,589,000       $ (0.32)
                                  ===========          =========        =======

                                   For the Nine Months Ended September 30, 2005
                                   --------------------------------------------
                                     Income           Shares          Per Share
                                   (Numerator)     (Denominator)        Amount
                                    ---------       -----------       ---------
Basic EPS
  Net income                       $3,615,000        2,667,000           $ 1.36
                                                                         ======

Diluted EPS
  Effect of dilutive
   securities                              --          253,000
                                    ----------       ----------

  Net income                       $3,615,000        2,920,000           $ 1.24
                                    =========        =========           ======




                                   For the Nine Months Ended September 30, 2004
                                   --------------------------------------------
                                     Income           Shares          Per Share
                                   (Numerator)     (Denominator)        Amount
                                    ---------       -----------       ---------
Basic EPS
  Net income                       $ 549,000         2,523,000          $ 0.22
                                                                         ======

Diluted EPS
  Effect of dilutive
   securities                             --           300,000
                                    ---------        ---------

  Net income                       $ 549,000         2,823,000           $ 0.19
                                    =========        =========           ======



12.    SEGMENT INFORMATION

The Company's segments are distinct by type of service provided. Comparative financial data for the three and nine month periods ended September 30, 2005 and 2004 are shown as follows:

                                            Three months ended September 30,
                                               2005                  2004
                                             ---------            ----------
         Operating Revenue:
             Financial services            $ 5,450,000           $ 3,846,000
             Insurance services              3,732,000             3,747,000
             Corporate                         600,000               100,000
                                            ----------            ----------
         Total Segment Revenues            $ 9,782,000           $ 7,693,000
                                           ===========           ===========

                                             Three months ended September 30,
                                               2005                   2004
                                            ----------             ---------

  Reconciliation to Consolidated
    Statement of Operations:
      Total segment revenues                $ 9,782,000          $ 7,693,000
      Less: Intercompany dividends             (600,000)            (100,000)
                                             ----------         ------------
            Total Revenues                  $ 9,182,000          $ 7,593,000
                                             ==========         ============



  Operating Income
     Financial services                       $ 662,000            $  423,000
     Insurance services                         801,000             1,043,000
     Corporate                                 (526,000)             (429,000)
                                              ---------             ---------
  Total segments operating income               937,000             1,037,000

  Gain on  investments                        1,114,000                    --
  Loss on impairment of investment              (96,000)           (2,374,000)
  Gain on extinguishment of debt                 24,000                    --
                                              ---------             ---------

  Income (loss) before interest, income
     taxes and minority interest              1,979,000            (1,337,000)

  Interest income                               166,000                99,000
  Other gain                                      3,000                21,000
  Interest expense                                6,000                 2,000
  Income tax expense                            747,000              (386,000)
  Minority interest                                  --                     1
                                              ---------             ---------

  Net income (loss)                         $ 1,395,000            $ (834,000)
                                            ===========            ===========

                                              Nine months ended September 30,
                                                 2005                 2004
                                              ----------           -----------
  Operating Revenue:
      Financial services                     $ 12,415,000         $ 11,905,000
      Insurance services                       10,462,000           10,273,000
      Corporate                                   600,000            1,700,000
                                              -----------          -----------
           Total Segment Revenues            $ 23,477,000         $ 23,878,000
                                             ============          ===========

  Reconciliation to Consolidated
    Statement of Operations:
      Total segment revenues                 $ 23,477,000         $ 23,878,000
      Less: Intercompany dividends               (600,000)          (1,700,000)
                                              -----------          -----------
           Total Revenues                    $ 22,877,000         $ 22,178,000
                                             ============         ============

  Operating Income
     Financial services                       $ 1,406,000          $ 1,581,000
     Insurance services                         2,606,000            2,567,000
     Corporate                                 (1,830,000)          (1,441,000)
                                              -----------          -----------
  Total segments operating income               2,182,000            2,707,000

  Gain on sale of  investments                  3,091,000              244,000
  Loss on impairment of investment               (193,000)          (2,374,000)
  Gain on extinguishment of debt                   24,000               76,000
                                               ----------           ----------

  Income before interest, income
     taxes and minority interest                5,104,000              653,000

  Interest income                                 413,000              254,000
  Other gain                                       87,000               39,000
  Interest expense                                 10,000                4,000
  Income tax expense                            1,966,000              392,000
  Minority interest                                13,000                    1
                                                ---------             --------

  Net income                                  $ 3,615,000           $  549,000
                                              ===========           ==========

13.    STOCK-BASED COMPENSATION

     We have adopted the disclosure-only provisions of Statement of Accouting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", but measure compensation expense for our stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Proforma disclosures of net income (loss) and earnings (loss) per share as if the fair value-based method prescribed by SFAS 123 had been applied in measuring compensation expense follow. For purposes of the proforma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting periods.


                                                Three Months Ended September 30,

                                                      2005              2004
                                                      ----              ----

 Net income (loss) as reported                     $ 1,395,000      $ (834,000)

 Deduct: Total additional stock-based
   employee compensation expense determined
   under fair value based method for all
   awards, net of related tax effects                  (45,000)        (77,000)
                                                     -----------      ---------

 Pro forma net income (loss)                       $ 1,350,000      $ (911,000)
                                                     ===========      =========

 Net income (loss) per share

          Basic - as reported                           $ 0.52         $ (0.32)
                                                        ======         =======
          Basic - pro forma                             $ 0.50         $ (0.35)
                                                        ======         =======
          Diluted - as reported                         $ 0.48         $ (0.32)
                                                        ======         ========
          Diluted - pro forma                           $ 0.47         $ (0.35)
                                                        ======         ========




                                                 Nine Months Ended September 30,

                                                      2005              2004
                                                      ----              ----

  Net income as reported                          $ 3,615,000        $ 549,000

  Deduct: Total additional stock-based
    employee compensation expense determined
    under fair value based method for all
    awards, net of related tax effects               (180,000)        (250,000)
                                                    ----------        ---------

         Pro forma net income                     $ 3,435,000        $ 299,000
                                                   ===========        =========

         Net income per share

                  Basic - as reported                  $ 1.36           $ 0.22
                                                       ======           ======
                  Basic - pro forma                    $ 1.29           $ 0.12
                                                       ======           ======
                  Diluted - as reported                $ 1.24           $ 0.19
                                                       ======           ======
                  Diluted - pro forma                  $ 1.18           $ 0.11
                                                       ======           ======

14.  RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. FASB 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

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

     In addition, as of September 30, 2005, we have the following significant investments accounted for as available-for-sale securities: (1) we own approximately 151,000 shares of HealthTronics (formerly Prime Medical) common stock, representing less than 1% of its outstanding common stock, and (2) we own 385,000 shares of Financial Industries Corporation, representing approximately 4% of its outstanding common stock. We account for these investments as available-for-sale securities, which means they are reflected on our consolidated balance sheets at fair value, and fluctuations in fair value are recognized as unrealized gains or losses excluded from earnings and reported as a separate component of stockholders' equity, net of income taxes.

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

     Our insurance services revenues related to management fees are recognized monthly at 13.5% of the earned premiums of the managed company. We also share equally any profits of the managed company, to a maximum of 3% of the earned insurance premiums. Any past losses of the managed company are carried forward and applied against earnings before any profits are shared. The profit sharing component is recorded in the fourth quarter based on the audited financial results of the managed company, which also has a December 31, year end.

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

     During 2004, the value of our investment in FIC had declined significantly. On October 12, 2004, we determined that this decline in market price should be considered "other than temporary" as defined in Statements of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, as amended. Consequently, we recorded a pretax charge to earnings of $2,567,000 in 2004. The charge reduced our cost basis in FIC from $5,647,000, or $14.67 per share, to $3,080,000, or $8.00 per share which was equal to the quoted market price of FIC shares on December 31, 2004. We recorded an additional pretax charge to earnings of $39,000 in the first quarter of 2005. The charge reduced our cost basis in FIC from $3,080,000, or $8.00 per share, to $3,041,000, or $7.90 per share which was equal to the quoted market price of FIC shares on March 31, 2005. No additional charge was taken during the second quarter of 2005 as the quoted market price at June 30, 2005 remained above our adjusted cost. While we currently continue to have the ability and the intent to hold the stock indefinitely, we concluded that the additional uncertainty created by the late filings together with the lack of current financial information dictated that the decline should be viewed as other than temporary. No additional charge was necessary in the second quarter of 2005 but a charge totaling $96,000 was recorded in the third quarter of 2005 as the quoted market price of FIC shares had fallen to $7.65 per share on September 30, 2005. This latest charge further reduced our cost basis in FIC from $3,041,000 to $2,945,000. We will continue to closely monitor FIC's situation.


RESULTS OF OPERATIONS

REVENUES

     Revenues from operations increased $1,589,000 (21%) and $699,000 (3%) in the three and nine month periods ended September 30, 2005, respectively, compared to the same periods in 2004. Our income from operations before interest, income taxes and minority interest increased $3,316,000 and $4,451,000 (682%) in the current year three and nine months, respectively, compared to the same periods in 2004. Our net income increased $2,229,000 and $3,066,000 (558%) in the current year three and nine months, respectively, compared to the same periods in 2004. Lastly, our diluted net income per share increased $0.80 and $1.05 (553%) in the current year three and nine months, respectively, compared to the same periods in 2004. The reasons for these changes are described below.

FINANCIAL SERVICES

     Our financial services revenue increased $1,604,000 (42%) and $510,000 (4%) in the three and nine months ended September 30, 2005, respectively compared to the same periods in 2004. Higher commission revenues were earned at APS Financial, the broker/dealer, which derives most of its revenue from transactions in the fixed income market, in both investment and non-investment grade securities. During the current quarter, trading revenue from non-investment grade securities (high yield) transactions significantly increased. Even though the market for non-investment grade securities remained relatively soft during the current quarter, we were able to capitalize on credit specific trading opportunities. Revenue from our investment grade trading continued to be flat in a soft investment climate in which the Federal Reserve has raised rates six times since the beginning of the year (150 basis points). Financial services also saw a net increase in revenues of $311,000 and $574,000 in the three and nine month periods ended September 30, 2005 compared to the same periods in 2004, respectively, derived from investment banking activities and from our newly ramped-up bank debt clearing activities.

     Our financial services expenses increased $1,365,000 (40%) and $685,000 (7%) in the three and nine month periods ended September 30, 2005, respectively, compared to the same periods in 2004. The primary reason for the current year increase is a $1,036,000 (46%) and $441,000 (6%) increase in commission expense in the current year three and nine month periods, respectively, compared to the same periods in 2004 resulting from the increase in commission income mentioned above. In addition, incentive compensation costs were up $158,000 (65%) but still down $263,000 (33%) in the three and nine months of 2005, respectively, compared to same periods in 2004. The current quarter increase is the result of higher profits at APS Financial during the third quarter of 2005 while the nine month decrease is the result of lower year-to-date profits as well as to higher minimum performance thresholds placed upon management in 2005. Payroll expense increased $104,000 (28%) and $315,000 (32%) in the three and nine month periods ended September 30, 2005, respectively, compared to the same periods in 2004 due to normal annual merit raises, an increase in performance-related forgivable loans, and to the hiring of two new full-time positions. Lastly, professional fees increased $38,000 (88%) and $150,000 (116%) in the three and nine month periods ended September 30, 2005, respectively, compared to the same periods in 2004 primarily as a result of fees incurred related to Sarbanes Oxley compliance as well as to fees related to establishing our new bank debt clearing line of business.

INSURANCE SERVICES

     Our insurance services revenues from our premium-based insurance management segment, APS Insurance Services, declined $15,000 (0%) but increased $189,000 (2%) in the three and nine month periods ended September 30, 2005, respectively, compared to the same periods in 2004. For the three month period ending September 30, 2005, management fee revenue declined as compared to the same period in 2004 as a result of lower earned premiums in 2005 due to lower written premiums in the current year. For the nine month period, written premiums which earn-out pro-rata on an annual basis, have decreased by $4.7 million this year as compared to 2004. Additionally, pass-through commissions earned by third-party agents increased by $113,000 (8%) and decreased by $181,000 (5%) for the three and nine-month periods, respectively, as compared to same periods in 2004. For the three month period ending September 30, 2005, the increase in pass-through commissions is the result of higher effective commission rates paid to agents as well as an increase in third party agent business versus direct writings over the same period in 2004. For the nine month period ending September 30, 2005, the increase in management fee revenue as compared to the same period in 2005 is the result of higher 2004 written premiums "earning-out" in the first and second quarter of 2005 and an increase in the basis by which management fee is calculated. Earned premium was $50.6 million as of September 30, 2005 as compared to $47.2 million as of September 30, 2004. Overall for the nine months ended September 30, 2005, the decrease of pass-through commissions is attributable to lower written premium over the same period for 2004. As noted in the following paragraph, commissions paid to third party independent agents decreased by an equivalent amount, resulting in no impact on net income. Lastly, risk management fee income decreased $77,000 (65%) and $111,000 (39%) in the three and nine month periods ending September 30, 2005, respectively, as compared to the comparable periods in 2004, due to lower number of renewals utilizing this service.

     Insurance services expenses increased $227,000 (8%) and $150,000 (2%) in the three and nine month periods ended September 30, 2005, respectively, compared to the same periods in 2004. The current quarter increase is primarily due to a $113,000 (8%) increase in commissions expense due to the above-mentioned increase in commissions paid to third party independent agents during the third quarter of 2005 compared to the same period in 2004. Also, payroll increased $50,000 (7%) and $117,000 (5%) in the three and nine month periods ended September 30, 2005, respectively, compared to the same periods in 2004 as a result of normal merit raises as well as the addition of two new managerial positions. Lastly, professional fees increased $60,000 and $142,000 (338%) for the current year three and nine months, respectively, compared to the same periods in 2004 primarily as a result of fees incurred related to Sarbanes Oxley compliance.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased $144,000 (34%) and $464,000 (31%) in the three and nine month periods ended September 30, 2005, respectively, compared to the same periods in 2004. Incentive compensation expense increased $133,000 (125%) and $270,000 (66%) in the current year three and nine month periods, respectively, compared to the same periods in 2004 resulting from additional bonuses that will be paid on the gains from the sale of HealthTronics common stock completed in 2005. Also, salaries expense increased $20,000 (12%) and $133,000 (28%) in the current year three and nine month periods, respectively, compared to the same periods in 2004 resulting from merit raises during the year. The large nine month current year increase is primarily the result of a severance payment to a former employee who has since been retained as a tax consultant. Lastly, audit and consulting fees increased $22,000 (87%) and $103,000 (109%) during the current year three and nine month periods as a result of fees incurred related to Sarbanes Oxley compliance.

GAIN ON SALE OF ASSETS

     During the nine months ended September 30, 2005, we recognized $372,000 of deferred gain related to the November 2001 sale and subsequent leaseback of real estate to Prime Medical (now called HealthTronics, Inc.) Due to our continuing involvement in the property, we deferred recognizing approximately $2,400,000 of the approximately $5,100,000 gain and are recognizing it in earnings, as a reduction of rent expense, monthly through November 2006. A total of $563,000 remains to be recognized in the coming twelve months. In addition, 15% of the gain ($760,000) related to our then 15% ownership in the purchaser, was deferred. As our ownership percentage in HealthTronics declines through our sales of HealthTronics common stock, we recognize these gains proportionately to our reduction of our interest in that company. During the first nine months of 2005 we recognized $131,000 of these deferred gains, leaving a balance of approximately $49,000 remaining to be recognized. The increase in both periods of the current year is the result of an increased number of HealthTronics shares of common stock sold during 2005.

GAIN ON INVESTMENTS

     The increase in the current three and nine month periods of 2005 is due to the sale of a greater number of available-for-sale equity and fixed income securities in 2005 than were sold in the comparable periods of 2004. Reducing these gains in the current year three and nine month periods was a charge to earnings of $160,000 which represented the balance of an investment loan made to a third party during 2004 which has since been deemed to be uncollectible.

LOSS ON IMPAIRMENT OF INVESTMENTS

     The loss in the three months ended September 30, 2005 represents a write-down of our investment in Financial Industries ("FIC") common stock. During the fourth quarter of 2004, we determined that the decline in market value of FIC common stock should be considered "other than temporary" and we have since been recording a pretax charge to earnings should there be a decline in market value of FIC common stock below our cost basis at the end of a quarter. At September 30, 2005 we took an additional charge to earnings totaling $96,000 as the quoted price per share had declined below our cost basis. This charge reduced our cost basis in FIC from $3,040,000, or $7.90 per share, to $2,945,000, or $7.65 per share which was equal to the quoted market price of FIC shares on September 30, 2005. We believe the decline in the market price of FIC has been brought about by its failure to file its 2003 Form 10-K and its subsequent de-listing from the NASDAQ Stock Market. We had expected FIC to bring its filings current and pursue restoring its exchange listing but these events have not yet occurred. FIC has since filed its 2003 Form 10-K in July 2005 but is still delinquent in filing its 2004 Forms 10-Q and 10-K as well as its 2005 Forms 10-Q. While we currently continue to have the ability and the intent to hold the stock indefinitely, we concluded that the additional uncertainty created by the late filings together with the continued lack of current financial information dictated that the decline should be viewed as other than temporary. We will continue to monitor and evaluate the situation at FIC and further determine if changes in fair market value of the investment are temporary or "other than temporary".

     The loss in the nine months ended September 30, 2005 represents a write-down of our investment in Toys R Us bonds together with first and third quarter 2005 write-downs totaling $135,000 of our investment in FIC mentioned above. In April 2004 we purchased $300,000 of Toys R Us bonds. In March, 2005 Toys R Us announced a plan of merger with another toy company and a planned leveraged buyout which precipitated a drop in the price of the bonds. An independent analysis indicated that the new debt to be issued will put the existing bonds in a subordinated position. Since these bonds have a 2018 maturity, we believe that the impairment is "other than temporary" during our shorter expected holding period. Consequently, we wrote a charge against earnings of $57,000 using the quoted price of the bonds as of June 30, 2005. We will continue to monitor and evaluate the situation at Toys R Us and further determine if changes in fair market value of the investment are temporary or "other than temporary".

GAIN ON FORGIVENESS OF DEBT

     During the three and nine months ended September 30, 2004, we recorded $0 and $76,000, respectively, as gains on forgiveness of debt. This represented that amount of liability from which we were released by participants in our loan to this affiliate. Due to poor operating results, Uncommon Care was in default and not making scheduled payments under its loan agreement with us in which the participations had been sold. As a result, the loan participants released us from any obligations under the participation agreements. During the current quarter, we determined there is a remote possibility that the final obligation, totaling $24,000, will be required to be paid under the terms of the participation agreement. As a result, we reversed it and recognized a gain in the same amount.


INTEREST INCOME

     Our interest income increased $67,000 (68%) and $159,000 (63%) in the three and nine month periods ended September 30, 2005, respectively, compared to the same periods in 2004. The current year three and nine month increases were due to interest earned on a much higher balance of interest-bearing fixed income securities. At September 30, 2005 there was a balance of $12.3 million compared to a balance of $4.7 million held at September 30, 2004.


OTHER INCOME  (LOSS)

     Our other income decreased $18,000 (86%) but increased $48,000 (123%) for the three and nine month periods ended September 30, 2005, respectively, compared to the same periods in 2004. The decrease in the current year three month period is primarily due to the receipt of management fees from a former affiliate received in the third quarter of 2004 that have not been received in the third quarter of 2005. The increase in the current year nine month period represents primarily inventory gains of $20,000 on securities held at APS Financial during 2005 compared to inventory losses of $25,000 in 2004.

LIQUIDITY AND CAPITAL RESOURCES

         WORKING CAPITAL

     Our net working capital was $13,501,000 and $10,673,000 at September 30, 2005 and December 31, 2004, respectively. The increase in the current year was due primarily to cash received upon the sale of long-term available-for-sale equity securities which was used, in part, to purchase short-term available-for-sale fixed income securities. Cash and cash equivalents decreased during this period by $4,571,000 as there were net cash uses in operating, investing and financing activities. Cash from operating activities decreased from $1,769,000 provided by operating activities in 2004 to $42,000 used in operating activities in 2005 primarily as a result of cash paid in March 2005 for incentive compensation earned and accrued in 2004. In addition, estimated 2005 federal income tax payments have totaled $1.8 million and cash paid out in the form of a dividend to shareholders totaled $671,000. Cash used in investing activities decreased from $4,060,000 in 2004 to $3,107,000 in 2005 as purchases of available-for-sale securities exceeded cash received from the sales of other available-for-sale securities. Cash used in financing activities increased from $52,000 in 2004 to $1,422,000 in 2005 due to purchases of treasury stock exceeding cash received from the exercise of employee stock options. For details of the amounts described above, refer to the Condensed Consolidated Statements of Cash Flows on page 7 of this Form 10-Q.

     Historically, we have maintained a strong working capital position and, as a result, we have been able to satisfy our operational and capital expenditure requirements with cash generated from our operating and investing activities. These same sources of funds have also allowed us to pursue investment and expansion opportunities consistent with our growth plans. Although there can be no assurance our operating activities will provide positive cash flow in 2005, we are optimistic that our working capital requirements will be met for the foreseeable future for the following reasons: (1) our current cash position is very strong, with a balance of approximately $5.1 million comprising 17 percent of our total assets; (2) our investments in available-for-sale equity and fixed income securities could provide an additional $14.5 million should the need arise; and (3) we renewed a line of credit in April 2005 that is described below.

         LINE OF CREDIT

     During April 2005, we renewed a $3.0 million line of credit that was originally established in November 2003 with PlainsCapital Bank. The loan called for interest payments only to be made on any amount drawn until April 15, 2006, when the entire amount of the note, principal and interest then remaining unpaid, became due and payable. At September 30, 2005, there were no draws taken against this line of credit. We are in compliance with the covenants of the loan agreement, including requirements for a minimum of $5.0 million of unencumbered liquidity and a minimum 2 to 1 net worth ratio.

         CAPITAL EXPENDITURES

     Our capital expenditures for equipment were $247,000 in the nine months of 2005. The majority of these expenditures were necessary to upgrade our reporting software at our insurance services subsidiary. At September 30, 2005, our reporting software upgrade is considered to be "in progress" with anticipated implementation in phases during the rest of 2005 and 2006. Those assets purchased during 2005 that have not been placed in service, are appropriately not being depreciated. We expect capital expenditures in 2005 to be approximately $500,000, including $200,000 in improvements to our business intelligence reporting software. Our 2005 capital expenditure budget is expected to be funded through cash on hand.


ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. FASB 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

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

INVESTMENT RISK

     As of September 30, 2005, our recorded basis in debt and equity securities was approximately $17.4 million. We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that such declines in the fair value of such assets below our accounting basis are other-than-temporary. See Footnote 6 to this report on Form 10-Q for a detailed description of charges to earnings in the prior year and the current quarter that were considered to be "other than temporary".

     We also have an investment of 151,200 shares of common sock of HealthTronics, Inc. Although we have an unrealized gain of approximately $746,000 as of September 30, 2005, this investment can also be at risk should market or economic conditions change for the worse or should adverse situations occur at HealthTronics, such as a major product line becoming obsolete. The remainder of our corporate equity and fixed income investments share the same risks as HealthTronics but our exposure is much lower.

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



Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Items 2(a) through(d) are not applicable.

         (e)  Stock Repurchases






                                                                                            (d)    Maximum
                                                                     (c)  Total Number           Dollar Value
                                                                           of Shares             of Shares that
                                                                         Purchased as Part         May yet be
Period                       a) Total Number      (b) Average              of Publicly           Purchased under
                                of shares           Price Paid           Announced  Plans          the Plans or
                                Purchased (1)        per Share             or Programs              Programs
                               -------------       ------------         -----------------        ----------------

July 1, 2005 - July 31, 2005           --                   --                   --                  $ 618,000
Aug 1, 2005 - Aug 31, 2005         32,963              $ 12.81               32,963                  $ 196,000
Sept 1, 2005 - Sept 30, 2005        3,000                12.55                3,000                  $ 158,000


(1) Of the total shares purchased 5,363 were purchased in open market transactions and 30,600 were purchased in private transactions. Our share repurchase program was announced August 17, 2004 and authorizes the purchase of up to $2 million of common stock.



Item 3.  DEFAULTS UPON SENIOR SECURITIES

          Not Applicable


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

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