Form 10-K
period 2005-12-31
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 2006-03-13
CIK 724024

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

  X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

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

   Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.             Yes [ ]   No [X]

   Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.    Yes [ ]   No [X]

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.              Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
(Check one):

Large accelerated filer |_|    Accelerated filer |_|   Non-accelerated filer |X|

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act).                     Yes |_|  No |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

              Aggregate Market Value at June 30, 2005: $26,245,118

     Indicate the number of shares outstanding of each of the registrant's class of common stock, as of the latest practicable date.
                                                Number of Shares Outstanding At
     Title of Each Class                                  March 1, 2006
     -------------------                                 ---------------
 Common Stock, $.10 par value                                2,750,664

                       Documents Incorporated By Reference
    Selected portions of the Registrant's definitive proxy material for the 2006 annual meeting of shareholders are incorporated by reference into
    Part III of the Form 10-K.

                                TABLE OF CONTENTS

                                                                          PAGE

   PART I

   Item 1.   Business                                                        3

   Item 1A.  Risk Factors                                                   10

   Item 2.   Properties                                                     15

   Item 3.   Legal Proceedings                                              15

   Item 4.   Submission of Matters to a Vote of Security Holders            15

   PART II

   Item 5.   Market for Registrant's Common Equity and Related
             Stockholder Matters                                            15

   Item 6.   Selected Financial Data                                        17

   Item 7.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      18

   Item 7A.  Quantitative and Qualitative Disclosures about Market Risk     29

   Item 8.   Financial Statements and Supplementary Data                    30

   Item 9.   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                            31

   Item 9A.  Controls and Procedures                                        31

   Item 9B.  Other Information                                              31

   PART III

   Item 10.  Directors and Executive Officers of the Registrant             31

   Item 11.  Executive Compensation                                         32

   Item 12.  Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters                     32

   Item 13.  Certain Relationships and Related Transactions                 32

   Item 14.  Principal Accountant Fees and Services                         32

   PART IV

   Item 15.  Exhibits and Financial Statement Schedules                      32

   SIGNATURES                                                                36

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

   EX-31.1   (Certification of Chief Executive Officer)

   EX-31.2   (Certification of Chief Financial Officer)

   EX-32.1   (Certification of Chief Executive Officer)

   EX-32.2   (Certification of Chief Financial Officer)

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.

                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005



References in this report to "we", "us", "our", and the "Company" mean American Physicians Service Group, Inc.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     We, through our subsidiaries, provide services that include brokerage and investment services to individuals and institutions, and management and agency services to malpractice insurance companies.

     We were organized in October 1974 under the laws of the State of Texas. Our principal executive office is at 1301 Capital of Texas Highway, Suite C-300, Austin, Texas 78746, and our telephone number is (512) 328-0888. Our website is www.amph.com. We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission, or the SEC.

     Financial information about our industry segments is disclosed in Note 16 to our accompanying consolidated financial statements in Appendix A hereof.

OUR FINANCIAL SERVICES

     Through our subsidiaries, APS Financial Corporation, or APS Financial, APS Clearing, Inc., or APS Clearing, and APS Asset Management, Inc., or Asset Management, we provide investment and investment advisory services to institutions and individuals throughout the United States. Our revenues from this segment were 54%, 52% and 64% of our total revenues in 2005, 2004 and 2003, respectively.

     APS Financial is a fully licensed broker/dealer that provides brokerage and investment services primarily to institutional and high net worth individual clients. APS Financial also provides portfolio accounting, analysis, and other services, to insurance companies, banks, and public funds. APS Financial has its main office in Austin, Texas with a branch office in Houston, Texas.

     APS Financial charges commissions on both exchange and over-the-counter, or OTC, transactions in accordance with industry practice. When APS Financial executes OTC transactions as a dealer, it receives, in lieu of commissions, markups or markdowns.

     APS Financial is a member of the National Association of Securities Dealers, Inc., or NASD, and the Securities Investor Protection Corporation, or SIPC, and, in addition, is licensed in 44 states and Washington D.C.

     Every registered broker/dealer doing business with the public is subject to stringent rules with respect to net capital requirements promulgated by the SEC. These rules, which are designed to measure the financial soundness and liquidity of broker/dealers, specify minimum net capital requirements. As a registered broker/dealer, APS Financial is subject to these rules. Compliance with applicable net capital requirements could limit APS Financial's operations, such as limiting or prohibiting trading activities that require the use of significant amounts of capital. A significant operating loss or an extraordinary charge against net capital could adversely affect the ability of APS Financial to expand or even maintain its present levels of business. At December 31, 2005, APS Financial was in compliance with all applicable net capital requirements.

     APS Financial clears its transactions through Southwest Securities, Inc., or Southwest, on a fully disclosed basis. Southwest also processes orders and floor reports, matches trades, transmits execution reports to APS Financial and records all data pertinent to trades. APS Financial pays Southwest a fee based on the number and type of transactions that Southwest conducts for APS Financial.

     APS Clearing was established in 2005 and is dedicated to the clearing and settlement of trades involving syndicated bank loans, trade claims and distressed private loan portfolios. This company seeks to develop business with clients who trade in the high-yield bond market. In addition, to marketing to professional hedge funds and institutional clientele, we also may receive referral leads from our affiliate companies.

     Asset Management, a registered investment adviser under the Investment Advisers Act of 1940, was formed and registered with the SEC in 1998. We formed Asset Management to manage fixed income and equity assets for institutional and individual clients on a fee basis. Asset Management's mission is to provide clients with investment results within specific client-determined risk parameters.

OUR INSURANCE SERVICES

     APS Insurance Services, Inc., or Insurance Services, is our wholly-owned subsidiary. Prior to October 1, 2003, we owned 80% of Insurance Services. On October 1, 2003, we acquired the remaining 20% minority interest in Insurance Services for approximately $2.0 million in cash (see Note 14 to our consolidated financial statements included herein). Insurance Services, through its wholly-owned subsidiaries APS Facilities Management, Inc., dba APMC Insurance Services, Inc., or FMI, and American Physicians Insurance Agency, Inc., or Agency, provides management and agency services to medical malpractice insurance companies. Our revenues from this segment contributed 46%, 48% and 36% of our total revenues in 2005, 2004 and 2003, respectively.

     Substantially all of our revenue from the insurance services segment was attributable to FMI providing management services to American Physicians Insurance Exchange, or APIE, a reciprocal insurance exchange, wholly-owned by its subscriber physicians. A reciprocal insurance exchange is an organization that sells insurance only to its subscribers, who pay, in addition to their annual insurance premiums, a contribution to the exchange's surplus. These exchanges generally have no paid employees and, instead, enter into a contract with an "attorney-in-fact" that provides all management and administrative services for the exchange. As the attorney-in-fact for APIE, FMI receives a percentage of the earned premiums of APIE, as well as a portion of APIE's profits. The amount of these premiums can be adversely affected by competition. Substantial underwriting losses, which might result in a curtailment or cessation of operations by APIE, would also adversely affect FMI's revenue and, accordingly, our revenue. To limit possible underwriting losses, APIE currently reinsures its risk in excess of $250,000 per medical incident. APIE offers medical professional liability insurance for physicians in Texas and Arkansas. FMI's assets are not subject to any insurance claims by policyholders of APIE.

     FMI has been APIE's exclusive manager since APIE's inception in 1975. The management agreement between FMI and APIE provides for full management by FMI of the affairs of APIE under the direction of APIE's physician board of directors. Subject to the direction of this board, FMI sells and issues policies, investigates, settles and defends claims, and otherwise manages APIE's affairs. As described below, in consideration for performing its services, FMI receives a management fee based on APIE's earned premiums (before payment of reinsurance premiums), as well as a portion of APIE's profits. FMI pays salaries and personnel related expenses, rent and office operations costs, information technology costs and many other operating expenses of APIE. APIE is responsible for the payment of all claims, claims expenses, peer review expenses, directors' fees and expenses, legal, actuarial and auditing expenses, its taxes, outside agent commissions and certain other specific expenses. Under the management agreement, FMI's authority to act as manager of APIE is automatically renewed each year unless a majority of the subscribers to APIE elect to terminate the management agreement by reason of an adjudication that FMI has been grossly negligent, has acted in bad faith or with fraudulent intent or has committed willful misfeasance in its management activities. Termination of FMI's management agreement with APIE would have a material adverse effect on us.

     APIE is authorized to do business in the States of Texas and Arkansas, and specializes in writing medical professional liability insurance for healthcare providers. It writes insurance in Texas primarily through purchasing groups and is not subject to certain rate and policy form regulations issued by the Texas Department of Insurance. It reviews applicants for insurance coverage based on the nature of their practices, prior claims records and other underwriting criteria. APIE is one of the largest medical professional liability insurance companies in the State of Texas. APIE is the only professional liability insurance company based in Texas that is wholly-owned by its subscriber physicians.

     Generally, medical professional liability insurance is offered on either a "claims made" basis or an "occurrence" basis. "Claims made" policies insure physicians only against claims that occur and that are reported during the period covered by the policy. "Occurrence" policies insure physicians against claims based on occurrences during the policy period regardless of when they are reported. APIE offers only a "claims made" policy in Texas and Arkansas, but provides for an extended reporting option upon termination of the policy. APIE reinsures 100% of all Texas and Arkansas coverage risk between $250,000 and $1,000,000 per medical incident, primarily through certain domestic and international insurance companies.

     The management agreement with FMI obligates APIE to pay management fees to FMI based on APIE's earned premiums before payment of reinsurance premiums. The management fee percentage is 13.5% with the provision that any profits of APIE will be shared equally with FMI so long as the total payment (fees and profit sharing) does not exceed a cap based on premium levels. While APIE was profitable in 2001 and 2002 there was no profit sharing with FMI due to the management agreement requiring that prior year losses be applied against future pre-tax income. Only after prior year losses are completely offset can FMI then share equally the profits at APIE.

     The following table presents selected financial and other data for APIE:

                                                                           Years Ended December 31,
                                                       -------------------------------------------------------------------
                                                       2005            2004           2003           2002            2001
                                                       ----            ----           ----           ----            ----
                                                                (Unaudited, in thousand, except for number of insureds)

Earned premiums before reinsurance premiums          $ 66,899        $ 64,296       $ 51,904       $ 46,078        $ 35,866
Total assets                                          145,128         131,152        102,728         80,721          64,557
Total surplus                                          29,789          21,238         15,783         12,985          11,475
Management fees (including commissions)(1)              9,031          8,675           7,067          6,221           5,084
Profit sharing                                          2,007          1,929             722             --              --
Number of insureds                                      3,923          3,623           3,073          3,181           3,101


(1) This amount includes management fees and commissions paid to FMI and Agency in addition to commissions of $0, $1, $513, $3,103, and $2,886 in 2005, 2004, 2003, 2002 and 2001, respectively, paid to other carriers directly related to APIE's controlled business.

OUR OTHER INVESTMENTS

     At December 31, 2005, we owned less than 1% of the outstanding common stock of HealthTronics, Inc, or HealthTronics (successor by merger to Prime Medical Services, Inc.) having reduced our ownership from 15% with the sale of 1,591,000 shares during 2002. Prior to that sale we recorded our pro-rata shares of HealthTronics' earnings using the equity method of accounting. As a result of our reduced ownership, we now account for our investment as an available-for-sale equity security, with changes in market value, net of tax, reflected in shareholders' equity as "accumulated other comprehensive income." At December 31, 2005, our investment in HealthTronics common stock has an aggregate fair market value of $1,095,000 and a cost basis of approximately $719,000. A material decline in the value of this investment could have a material adverse effect on our results of operations.

     The common stock of HealthTronics is quoted on the NASDAQ National Market under the symbol "HTRN." HealthTronics is a Georgia corporation and is required to file annual, quarterly and other reports and documents with the SEC. The summary information in the accompanying consolidated financial statements regarding HealthTronics is qualified in its entirety by reference to such reports and documents. Such reports and documents may be examined and copies may be obtained from the SEC.

     In June 2003, we purchased from Financial Industries Corporation ("FIC") (OTC:FNIN.PK) and the Roy F. and Joann Cole Mitte Foundation 339,879 shares of FIC's common stock as an investment. Earlier in 2003, we had purchased 45,121 FIC shares in the open market. The 385,000 shares represent an approximate 4% ownership in FIC. The aggregate purchase price was approximately $5,647,000, which was all sourced from our cash reserves. The shares purchased from FIC and the foundation are not registered, but are subject to a registration rights agreement requiring FIC's best efforts to register them within one year of the transaction. Due to FIC's delay in filing its 2003 Form 10-K and its subsequent 10-Q's, it has not been able to register these shares and was delisted from the NASDAQ exchange in July 2004.

     During 2004, the value of our investment in FIC had declined significantly. In October 2004, we determined that this decline in market price should be considered "other than temporary" as defined in Statements of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, as amended. Consequently, we recorded pre-tax charges to earnings totaling $2,567,000 in 2004. These charges reduced our cost basis in FIC from $5,647,000, or $14.67 per share, to $3,080,000, or $8.00 per share, which was equal to the quoted market price of FIC shares on December 31, 2004. During 2005, we took additional pre-tax charges to earnings totaling $135,000, further reducing our cost basis in FIC to $2,945,000, or $7.65 per share. While we currently continue to have the ability and the intent to hold the stock indefinitely, we concluded that the additional uncertainty created by FIC's late filings, together with the lack of its current financial information, dictated that the 2004 and 2005 declines should be viewed as other than temporary. In July 2005, FIC was able to file its 2003 Form 10-K but has yet to file any 2004 or 2005 Forms 10-Q or 10-K and thus continues to be de-listed on the NASDAQ Stock Market. We will continue to monitor and evaluate the situation at FIC and further determine if changes in fair market value of the investment are temporary or "other than temporary."

     FIC is a Texas corporation and is required to file annual, quarterly and other reports and documents with the SEC. (The summary information in the accompanying consolidated financial statements regarding FIC is qualified in its entirety by reference to such reports and documents.) Such reports and documents, prior to January 1, 2004, may be obtained from the SEC.

     In April 2004, we purchased $300,000 of Toys R Us bonds. In March 2005, Toys R Us announced a plan of merger with another toy company and a planned leveraged buyout, which precipitated a drop in the price of the bonds. An independent analysis indicated that the new debt to be issued in connection with the leveraged buyout will put the existing bonds in a subordinated position. Since these bonds have a 2018 maturity, we believe that the impairment is "other than temporary" during our shorter than expected holding period. Consequently, we wrote a charge against pre-tax earnings of $57,000 using the quoted price of the bonds as of June 30, 2005.

 By December 2005, the value of the bonds had declined further and, based in part upon weak earnings reports, we determined that an additional impairment charge of $24,000 was necessary using the quoted price of the bonds as of December 31, 2005. We will continue to monitor and evaluate the situation at Toys R Us and further determine if changes in fair market value of the investment are temporary or "other than temporary."

DISCONTINUED OPERATIONS

     Effective November 1, 2002, we sold APS Consulting to its management as we determined the division's operations were not consistent with our long-term strategic plan. We sold all of our APS Consulting shares for a de minimus amount of cash plus a $250,000 seven-year term note at the prime rate plus 3%. Our existing contract, which was entered into on October 1, 2002, and states that we will provide administrative support services to APS Consulting for a period of approximately seven years, remains in effect. The fees that we will receive under this contract are dependent on APS Consulting's pre-tax earnings, but may not be less than $200,000 or more than $518,000 over the life of the agreement. Because we were dependent upon the future successful operation of APS Consulting to collect our proceeds from the disposal and because we had a security interest in the assets of APS Consulting, our retained risk of loss precluded us from recognizing the divestiture of APS Consulting under the guidance of FASB Interpretation No 46. Accordingly, we did not recognize the divestiture of APS Consulting and continued to consolidate the division as an entity in which we had a variable interest that would absorb the majority of the entity's operating losses if they occurred.

     Effective November 1, 2003, APS Consulting was able to obtain third party financing and repay their note payable to us in exchange for our agreeing to discount the note by $35,000. We provided no guarantees or credit enhancements in connection with APS Consulting securing this financing. Accordingly, we no longer have a risk of loss related to these operations and have recognized the transaction as a divestiture. As a result, we ceased consolidation of APS Consulting financial statements effective November 1, 2003. In addition, we were able to recognize a gain in 2003 of $27,000, net of tax, and administrative support fees totaling $103,000 in 2005, $47,000 in 2004 and $98,000 in 2003.

COMPETITION

FINANCIAL SERVICES

     APS Financial and Asset Management are engaged in a highly competitive business. Their competitors include, with respect to one or more aspects of their business, all of the member organizations of the New York Stock Exchange and other registered securities exchanges, all members of the NASD, registered investment advisors, members of the various commodity exchanges and commercial banks and thrift institutions. Many of these organizations are national rather than regional firms and have substantially greater personnel and financial resources than us. In many instances APS Financial is competing directly with these organizations. In addition, there is competition for investment funds from the real estate, insurance, banking and thrift industries.

INSURANCE SERVICES

     Substantially all of our revenue from this segment was attributable to FMI providing management services to APIE. Because FMI's management fee is based on the earned premiums of APIE and APIE's profits, our revenue can be adversely affected by APIE's competition. While there is not direct competition with respect to providing management services to medical malpractice insurance companies, APIE does compete with several insurance carriers, including Medical Protective Insurance Company, Texas Medical Liability Trust, ProAssurance, The Doctors Company, Advocate MD and the Texas Medical Liability Insurance Underwriting Association (JUA), which is the state-sponsored insurer of last resort. APIE does not have the capacity to write the volume of business equal to that of the other carriers. Great focus has been given to the area of underwriting and the selection of insured physicians. With the successful passing of tort reform in late 2003, there is an increased likelihood of additional companies re-entering the Texas market.

REGULATION

FINANCIAL SERVICES

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

     The regulations to which APS Financial is subject cover all aspects of the securities business, including sales methods, trade practices among broker/dealers, uses and safekeeping of customers' funds and securities, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the method of operation and profitability of APS Financial and, accordingly, us. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of APS Financial, its officers or employees. The principal purpose of regulation and discipline of broker/dealers is the protection of customers and the securities markets, rather than protection of creditors and shareholders of broker/dealers.

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

INSURANCE SERVICES

     FMI has received certificates of authority from the Texas and Arkansas insurance departments, licensing it on behalf of the subscribers of APIE. APIE, as an insurance company, is subject to regulation by the insurance departments of the States of Texas and Arkansas. These regulations strictly limit all financial dealings of a reciprocal insurance exchange with its officers, directors, affiliates and subsidiaries. In the case of APIE, these regulations apply to FMI. Premium rates, advertising, solicitation of insurance, types of insurance issued and general corporate activity are also subject to regulation by various state agencies.

REVENUES AND INDUSTRY SEGMENTS

     The information required by Regulation S-K Items 101(b) and 101(d) related to financial information about segments and financial information about sales is contained in Note 16 of our consolidated financial statements included in Appendix A of this Form 10-K.

EMPLOYEES

     At March 1, 2006, we employed, on a full time basis, approximately 112 persons, including 58 by Insurance Services, 46 by APS Financial and APS Clearing, and 8 directly by us. We consider our employee relations to be good. None of our employees are represented by a labor union and we have experienced no work stoppages.

EXECUTIVE OFFICERS

     As of March 1, 2006, our executive officers were as follows:

Name                           Age         Position
----                           ----        ----------
Kenneth S. Shifrin              56         Chairman of the Board, President and
                                           Chief Executive Officer

William H. Hayes                58         Senior Vice President -Finance,
                                           Secretary, and Chief Financial
                                           Officer

Maury L. Magids                 41         Senior Vice President - Insurance

Thomas R. Solimine              47         Controller

     Our officers serve until the next annual meeting of our directors and until their successors are elected and qualified (or until their earlier death, resignation or removal).

     Mr. Shifrin has been our Chairman of the Board since March 1990. He has been our President and Chief Executive Officer since March 1989 and he was President and Chief Operating Officer from June 1987 to February 1989. He has been a director since February 1987. From February 1985 until June 1987, Mr. Shifrin served as our Senior Vice President - Finance and Treasurer. Mr. Shifrin also has been a director of Financial Industries Corporation since June 2003 and was Chairman of the Board of Prime Medical Services, Inc. from October 1989 until November 2004. With the merger of Prime Medical and HealthTronics, Mr. Shifrin became Vice-chairman of the Board of HealthTronics in November 2004. Mr. Shifrin is a member of the World Presidents Organization.

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

AVAILABLE INFORMATION

     We file annual, quarterly, and current reports, proxy statements, and other documents with the SEC under the Exchange Act. You may read and copy any materials that we file with the SEC at the SEC's public reference room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website that contains these SEC filings. You can obtain these filings at the SEC's website at http://www.sec.gov.

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

ITEM 1A. RISK FACTORS

     An investment in our common stock involves certain risks. Below are the most significant factors that make an investment in us speculative or risky. You should consider carefully these risks together with all of the other information included in this Form 10-K and the documents that we have incorporated by reference.

     APPROXIMATELY ONE-HALF OF OUR REVENUE FROM CONTINUING OPERATIONS IS ATTRIBUTABLE TO OUR MANAGEMENT AGREEMENT WITH APIE, PURSUANT TO WHICH WE RECEIVE FEES BASED ON APIE'S SUCCESS AND ARE REQUIRED TO PROVIDE CERTAIN SERVICES AT OUR COST.

     Substantially all of our revenue from the insurance services segment, representing 46% of total revenue in 2005, was attributable to FMI providing management services to APIE. As the attorney-in-fact for APIE, FMI receives a percentage of the earned premiums of APIE, as well as a portion of APIE's profits. Accordingly, any reduction in premiums written by APIE or profit recorded by APIE would have a proportional negative effect on our revenues and net income. The amount of these premiums can be adversely affected by competition. Substantial underwriting losses, which might result in a curtailment or cessation of operations by APIE, would also adversely affect FMI's revenue and, accordingly, our revenue. The loss or reduction of these management fees could have a material adverse effect on our business, financial condition and results of operations.

     Pursuant to our management agreement with APIE, FMI is required to perform a number of sales, underwriting and management and administrative services at the direction of the Board of APIE associated with the issuance of insurance policies for APIE to earn FMI's management fee, regardless of the cost to FMI of providing those services. We could lose money or be less profitable if our cost of providing those services increases significantly.

     OUR SUBSIDIARIES OPERATE IN HIGHLY COMPETITIVE BUSINESSES AGAINST COMPETITORS WITH GREATER FINANCIAL, MARKETING, TECHNOLOGICAL, PERSONNEL AND OTHER RESOURCES.

     The industries in which we operate are highly competitive. Many of our competitors possess greater financial, marketing, technological and other resources. There can be no assurance that we will be able to continue to compete successfully.

     APS Financial, Asset Management and APS Clearing are engaged in a highly competitive business. Their competitors include, with respect to one or more aspects of their business, all of the member organizations of the New York Stock Exchange and other registered securities exchanges, all members of the NASD, registered investment advisors, members of the various commodity exchanges and commercial banks and thrift institutions. In many instances APS Financial is competing directly with these organizations. In addition, there is competition for investment funds from the real estate, insurance, banking and thrift industries.

     As stated above, substantially all of our revenue from the insurance services segment was attributable to FMI providing management services to APIE. Because FMI's management fee is based on the earned premiums of APIE and APIE's profits, our revenue can be adversely affected by APIE's competition. APIE competes with several insurance carriers, including Medical Protective Insurance Company, Texas Medical Liability Trust, ProAssurance, The Doctors Company, Advocate MD and the Texas Medical Liability Insurance Underwriting Association
(JUA), which is the state-sponsored insurer of last resort. APIE does not have the capacity to write the volume of business equal to that of the other major carriers. With the successful passing of tort reform in late 2003, there is an increased likelihood of additional companies re-entering the Texas market.

     AS A HOLDING COMPANY, OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE DEPENDENT ON OUR SUBSIDIARIES.

     We are principally a holding company with assets consisting primarily of cash and investment securities. Consequently, our ability to pay our operating expenses and to service our indebtedness is dependent upon the earnings of our subsidiaries and our ability to receive funds from such subsidiaries through loans, dividends or otherwise. The subsidiaries are legally distinct entities and have no obligation, contingent or otherwise, to make funds available to us for such obligations. In addition, our subsidiaries' ability to make such payments is subject to applicable state laws, and claims of our subsidiaries' creditors will generally have priority as to the assets of such subsidiaries. Accordingly, there can be no assurance that our subsidiaries will be able to pay funds to us or that such funds, if any, received by us will be sufficient to enable us to meet our obligations.

     OUR FINANCIAL SERVICES BUSINESS IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION.

     The securities industry is subject to extensive governmental supervision, regulation and control by the SEC, state securities commissions and self-regulatory organizations, which may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of APS Financial or any of its officers or employees. The NASD regulates our financial services business' marketing activities. The NASD can impose certain penalties for violations of its advertising regulations, including censures or fines, suspension of all advertising, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or any of its officers or employees.

     Our ability to comply with all applicable laws and rules is largely dependent on our establishment and maintenance of a system to ensure compliance with these laws and rules, as well as our ability to attract and retain qualified compliance personnel. We could be subject to disciplinary or other actions due to claimed noncompliance in the future, which could have a material adverse effect on our business, financial condition and operating results.

     There can be no assurance that the federal or state governments or self-regulatory organizations having jurisdiction over our insurance and securities brokerage businesses will not adopt regulations or take other actions, such as the failure to renew or the revocation of required licenses and certifications, that would have a material adverse effect on our business, financial condition and results of operations. In addition, our operations and profitability may be affected by additional legislation, changes in rules promulgated by the SEC, NASD, the Board of Governors of the Federal Reserve System, the various stock exchanges and other self-regulatory organizations, and state securities commissions, or changes in the interpretation or enforcement of existing laws or rules.

     WE ARE RELIANT ON KEY EXECUTIVES, KEY PERSONNEL AND KEY ACCOUNTS.

     We believe that our success depends on the efforts and abilities of a relatively small group of executive personnel. The loss of services of one or more of these key executives could have a material adverse effect on our business. We do not maintain key man life insurance on any of our key executives. We have entered into an employment agreement with Kenneth S. Shifrin, our Chairman of the Board and Chief Executive Officer, that expires on April 1, 2007. Additionally, although we have been fortunate in retaining our key salespersons for many years, a loss of one or more key salespersons and/or a loss of one or more key accounts is possible and could have a material adverse effect upon earnings.

     WE ARE EXPOSED TO INTEREST RATE RISK.

     Our exposure to market risk for changes in interest rates relates to both our investment portfolio and our revenues generated through commissions at our financial services segment. All of our marketable fixed income securities are designated as available for sale and, accordingly, are presented at fair value on our balance sheets. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

     Changes in interest rates could have an impact at our broker/dealer subsidiary, APS Financial. The general level of interest rates may trend higher or lower in 2006, and this move may impact our level of business in different fixed-income sectors. If a generally improving economy is the impetus behind higher rates, then while our investment grade business may drop off, our high-yield business might improve with improving credit conditions. A volatile interest rate environment in 2006 could also impact our business as this type of market condition can lead to investor uncertainty and their corresponding willingness to commit funds.

     As we currently have no debt and do not anticipate the need to take on any debt in 2006, interest rate changes will have no impact on our financial position as it pertains to interest expense.

     WE ARE EXPOSED TO INVESTMENT RISK.

     As of December 31, 2005, our recorded basis in debt and equity securities was approximately $18.3 million. A material other than temporary decline in the value of any of these investments could have a material adverse effect on our financial condition and results of operations.

     We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that such declines in the fair value of such assets below our accounting basis are other than temporary. During 2004, the value of one of our investments, FIC, had declined significantly. In October 2004, we determined that this decline in market price should be considered "other than temporary" as defined in Statements of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, as amended. Consequently, we recorded pre-tax charges to earnings totaling $2,567,000 in 2004. These charges reduced our cost basis in FIC from $5,647,000, or $14.67 per share, to $3,080,000, or $8.00 per share which was equal to the quoted market price of FIC shares on December 31, 2004. During 2005, we took additional pre-tax charges to earnings totaling $135,000, further reducing our cost basis in FIC to $2,945,000, or $7.65 per share. While we currently continue to have the ability and the intent to hold the stock indefinitely, we concluded that the additional uncertainty created by FIC's late filings, together with the lack of its current financial information, dictated that the 2004 and 2005 declines should be viewed as other than temporary. In July, 2005 FIC was able to file its 2003 Form 10-K but has yet to file any 2004 or 2005 Forms 10-Q or 10-K and thus continues to be de-listed on the NASDAQ Stock Market.

      We also have an investment of 143,000 shares of common stock of HealthTronics, Inc. Although we have an unrealized gain of approximately $376,000 as of December 31, 2005, this investment can also be at risk should market or economic conditions change for the worse or should adverse situations occur at HealthTronics, such as a major product line becoming obsolete. The remainder of our corporate equity and fixed income investments share the same risks as HealthTronics but our exposure is much lower.

     FAILURE OF THIRD-PARTY VENDORS TO PROVIDE CRITICAL SERVICES COULD HARM OUR BUSINESS.

     We rely on a number of third parties to assist in the processing of our transactions, including online and Internet service providers, back office processing organizations, and market makers. While we have selected these third-party vendors carefully, we do not control their actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could have a material adverse effect on our business, financial condition and operating results.

     WE ARE SUBJECT TO MARKET FORCES BEYOND OUR CONTROL WHICH COULD IMPACT US MORE SEVERELY THAN OUR COMPETITORS.

     Our securities brokerage business, like other securities firms, is directly affected by economic and political conditions, broad trends in business and finance and changes in volume and price levels of securities transactions. In recent years, the U.S. securities markets have experienced significant volatility. If our trading volume decreases, our revenues decline. Also, when trading volume is low, our profitability is adversely affected because our overhead remains relatively fixed, despite lower compensation costs associated with commission revenues. Severe market fluctuations in the future could have a material adverse effect on our business, financial condition and operating results. Although we have diversified our product and service revenue streams, some of our competitors with more diverse product and service offerings might withstand such a downturn in the securities industry better than we would.

     OUR CUSTOMERS MAY DEFAULT ON THEIR MARGIN ACCOUNTS, EFFECTIVELY PASSING THEIR LOSSES ON TO US.

     Our securities brokerage customers sometimes purchase securities on margin through our clearing organization; therefore we are subject to risks inherent in extending credit. This risk is especially great when the market is rapidly declining. In such a decline, the value of the collateral securing the margin loans could fall below the amount of a customer's indebtedness. Specific regulatory guidelines mandate the amount that can be loaned against various security types. APS Financial rigorously adheres to these guidelines and in a number of instances exceeds those requirements. Independent of our review, our corresponding clearing organization independently maintains a credit review of our customer accounts. If customers fail to honor their commitments, the clearing organization would sell the securities held as collateral. If the value of the collateral were insufficient to repay the loan, a loss would occur, which we may be required to fund. Any such losses could have a material adverse effect on our business, financial condition and operating results.

     APS FINANCIAL MUST MAINTAIN CERTAIN NET CAPITAL REQUIREMENTS THAT COULD SLOW OUR EXPANSION PLANS OR PREVENT PAYMENTS OF DIVIDENDS.

     The SEC, NASD and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. Net capital is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets. If a firm fails to maintain the required net capital, it may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD, and could ultimately lead to the firm's liquidation. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital would be limited. Such operations may include trading activities and the financing of customer account balances. Also, our ability to pay dividends, repay debt and redeem or purchase shares of our outstanding stock could be severely restricted. A significant operating loss or an extraordinary charge against net capital could adversely affect the ability of APS Financial to expand or even maintain its present levels of business, which could have a material adverse effect on our business, financial condition and operating results.

     OUR TRADING SYSTEMS MAY FAIL, RESULTING IN SERVICE INTERRUPTIONS.

     Our securities brokerage business receives and processes trade orders through internal trading software and touch-tone telephones and depends heavily on the integrity of the electronic systems supporting this type of trading. Heavy stress placed on our systems during peak trading times could cause our systems to operate too slowly or fail. If our systems or any other systems in the trading process slow down significantly or fail even for a short time, our customers would suffer delays in trading, potentially causing substantial losses and possibly subjecting us to claims for such losses or to litigation claiming fraud or negligence. During a systems failure, we may be able to take orders by telephone; however, only associates with securities broker's licenses can accept telephone orders, and an adequate number of associates may not be available to take customer calls in the event of a systems failure. In addition, a hardware or software failure, power or telecommunications interruption or natural disaster could cause a system failure. Any systems failure that interrupts our operations could have a material adverse effect on our business, financial condition and operating results.

     OUR REVENUES AND OPERATING PERFORMANCE MAY FLUCTUATE WITH INSURANCE BUSINESS CYCLES.

     Growth in premiums written in the medical professional liability industry have fluctuated significantly over the past 10 years as a result of, among other factors, changing premium rates. The cyclical pattern of such fluctuation has been generally consistent with similar patterns for the broader property and casualty insurance industry, due in part to the participation in the medical professional liability industry of insurers and reinsurers which also participate in many other lines of property and casualty insurance and reinsurance. Historically, the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical patterns characterized by periods of greater competition in pricing and underwriting terms and conditions, a soft insurance market, followed by period of capital shortage, lesser competition and increasing premium rates, a hard insurance market.

     For several years in the 1990s, the medical professional liability industry faced a soft insurance market that generally resulted in lower premium rates. The medical professional liability industry is currently in a hard insurance market cycle. We cannot predict whether, or the extent to which, the recent increase in premium rates will continue.

     BECAUSE OUR BOARD OF DIRECTORS MUST BALANCE FIDUCIARY OBLIGATIONS TO APIE AND TO OUR SHAREHOLDERS, OUR BOARD OF DIRECTORS MAY MAKE DECISIONS THAT ARE NOT SOLELY IN THE INTERESTS OF OUR SHAREHOLDERS.

     As attorney-in-fact, FMI is contractually required to provide management and administrative services to APIE. In such capacity, FMI also has a fiduciary duty to the policyholders of APIE to protect their interests. Likewise, we have a fiduciary duty to our shareholders. Certain issues arise that may create conflicts of interest between these fiduciary duties. Among such potential conflicts of interest are:

    o Management must devote attention to the business interests of both APIE and us;

    o APIE may enter into other transactions and contractual relationships with us and our subsidiaries; and

    o State regulators could challenge the reasonableness of the transactions between us and APIE because of potential or actual conflicts of interest.

     As a consequence, our board of directors may make decisions or take actions that are not solely in the interests of our shareholders, although we believe that decisions that strengthen APIE could have a long-term positive effect on us. If, for example, there should be a need to strengthen the surplus of APIE, our board of directors may decide to reduce the management fee rate and/or that a capital contribution should be made by us to APIE in the form of a surplus note or some other form. Under such circumstances, we may be required to provide such capital to APIE at a lower rate of return than would be available with other investments or at no return at all. Payments of interest and repayment of principal on a surplus note are subject to prior approval of the Texas Department of Insurance, which may not approve such payments. We may also find it necessary to fund additional surplus for APIE by issuing additional shares of our capital stock, resulting in dilution of existing shareholders' interest.

     IF MARKET CONDITIONS CAUSE REINSURANCE TO BE MORE COSTLY OR UNAVAILABLE FOR APIE, OUR MANAGEMENT FEE MAY BE REDUCED.

     As part of APIE's overall risk management strategy, it purchases reinsurance for amounts of risk from $250,000 up to $1,000,000. If APIE is unable to maintain its current reinsurance coverage or to obtain other reinsurance coverage in adequate amounts and at favorable rates, or if APIE is unable to renew its expiring reinsurance coverage or to obtain new reinsurance coverage, APIE may be adversely affected by losses or have to reduce the amount of risk it underwrites, in either case reducing our management fee.

ITEM 2.  PROPERTIES

     We lease approximately 23,000 square feet of office space from HealthTronics in an office project at 1301 Capital of Texas Hwy., Suite C-300, Austin, Texas as our principal executive offices.

     We also lease approximately 1,200 square feet of office space for our financial services subsidiary at 1011 Hwy 6 South, Suite 120, Houston, Texas, and 7981 168th Ave, N.E. Suite 108, Redmond, Washington.

     We also lease approximately 6,000 square feet of office space for our insurance services subsidiary at 5401 North Central Expressway, Suite 316, LB #B4, Dallas, Texas.

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



                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is currently listed on the NASDAQ Small Cap Market under the symbol "AMPH." The following table sets forth the range of the quarterly high and low bid prices for the last two fiscal years.

                             2005                                2004
                      ---------------------               -------------------
                       High           Low                  High          Low
                       ----           ----                 ----          ----
First Quarter        $ 13.24        $ 10.01               $ 14.08       $ 8.31

Second Quarter       $ 13.80        $  9.25               $ 14.92       $ 8.51

Third Quarter        $ 13.30        $ 11.50               $ 10.24       $ 8.50

Fourth Quarter       $ 13.25        $ 11.37               $ 10.49       $ 9.51


     There were approximately 202 holders of record of our common stock on March 1, 2006.

     In 2005 and 2004, we declared cash dividends of $0.25 and $0.20, respectively, per share of common stock amounting to total cash outlays of approximately $671,000 and $518,000, respectively. Prior to 2004, we had never declared or paid any cash dividends on our common stock. Our policy has been to retain our earnings to finance growth and development. The declaration and payment of any future dividends on our common stock would be at the sole discretion of our Board of Directors, subject to our financial condition, capital requirements, future prospects and other factors deemed relevant.

     The following table represents securities authorized for issuance under equity compensation plans, as described in Note 12 to the consolidated financial statements included in Appendix A of this Form 10-K.

                                Equity Compensation Plan Information
------------------------------------------------------------------------------------------------------------------------------------

Plan Category           Number of securities to be           Weighted-average exercise            Number of securities remaining
                        issued upon exercise of                price of outstanding             available for future  issuance under
                         outstanding options,                   options, warrants                  equity compensation plans.
                         warrants and rights.                      and rights.                   Excluding securities reflected in
                                                                                                           column (a)
------------------------------------------------------------------------------------------------------------------------------------
                                 (a)                                    (b)                                   (c)
------------------------------------------------------------------------------------------------------------------------------------
Equity Compensation
plans approved by              621,000                                 $7.92                                339,000
security holders                                                       Note 1                               Note 2
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved by
security holders                none                                   none                                   none
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Total                         621,000                                  $7.92                                339,000
------------------------------------------------------------------------------------------------------------------------------------



Note 1: Average price is for the 573,000 shares under the Stock Option Plan only, as 48,000 shares in the Deferred Compensation Plan are outright grants. Deferred shares are reflected in the financial statements at the grant date.

Note 2: Shares remaining in the Stock Option Plan is 237,000; shares remaining in the Deferred Stock Plan is 102,000.


The following table represents stock repurchases during the fourth quarter of 2005:


                                                                                              (d)    Maximum
                                                                                                    Number of
                                                                                                   Shares (or
                                                                                                   Approximate
                                                                                                   Dollar Value)
                                                                          (c) Total Number        of Shares that
                                                                                of Shares           May Yet be
                                                                            Purchased as Part     Purchased Under
Period                         (a) Total Number        (b) Average             of Publicly          the Plans or
                                    of shares           Price Paid           Annonuced Plans         Programs
                                   Purchased (1)         per Share             or Programs
-------                             ---------            ----------           ------------         --------------

Oct. 1, 2005-Oct. 31, 2005          1,450                $ 12.64                 1,450                $  140,000
Nov. 1, 2005-Nov. 30, 2005          9,200                $ 12.55                 9,200                $   25,000
Dec. 1, 2005-Dec. 31, 2005            500                $ 13.06                   500                $2,018,000



(1) Of the total shares purchased, 2,950 were purchased in open market transactions and 8,200 were purchased in private transactions. Our original $2,000,000 share repurchase program was announced AUgust 17, 2004 and was increased by an additional $2,000,000 on December 12, 2005.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with our consolidated financial statements and notes thereto included in Appendix A of this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 hereof.


                                                   2005              2004               2003              2002             2001
                                              ---------------    --------------     --------------     ------------     ----------
Selected Income Statement Data:

  Revenues                                          $ 33,973          $ 32,021           $ 30,449          $23,077          $20,036

  Income from continuing operations
    before interest, income taxes,
    minority interests and equity in
    loss of unconsolidated affiliates                  7,812             3,097              4,090            5,554              851

  Income from continuing operations                    5,460             2,152              2,772            3,156           (1,568)

  Net  income                                        $ 5,460           $ 2,152            $ 2,799          $ 3,411           $ (578)


Per Share Amounts:

  Basic:  Income from continuing
    operations                                        $ 2.03            $ 0.85             $ 1.26           $ 1.42          $ (0.85)

  Net  income                                           2.03              0.85               1.27             1.53            (0.25)

  Diluted:  Income from continuing
    operations                                          1.86              0.76               1.13             1.35            (0.85)

  Net  income                                         $ 1.86            $ 0.76             $ 1.14           $ 1.45          $ (0.25)

  Diluted weighted average shares
    outstanding                                        2,931             2,838              2,449            2,345            2,343

  Cash Dividends                                      $ 0.25            $ 0.20                  -                -                -


Selected Balance Sheet Data:

  Total assets                                      $ 33,505          $ 30,443           $ 25,638          $24,981          $21,660

  Long-term obligations                                    -             1,133              1,576            2,665            4,489

  Total liabilities                                  $ 5,783           $ 6,229            $ 6,532          $ 7,455          $ 8,869

  Minority interests                                      15                 1                  -              384              124

  Total equity                                      $ 27,707          $ 24,213           $ 19,106          $17,142          $12,667


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     Our statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, including statements regarding our expectations, hopes, intentions or strategies regarding the future. You should not place undue reliance on forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those in the forward-looking statements. In addition to any risks and uncertainties specifically identified in the text surrounding the forward-looking statements, you should consult our reports on Forms 10-Q and our other filings under the Securities Act of 1933 and the Exchange Act, for factors that could cause our actual results to differ materially from those presented.

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

   o APS CLEARING. APS Clearing trades and clears non-security transactions in bank debt and trade claims. We recognize commissions revenue, and the related compensation expense, when the transaction is complete and fully funded.

   o ASSET MANAGEMENT. Asset Management manages fixed income and equity assets for institutional and individual clients on a fee basis. We recognize fee revenues monthly based on the amount of funds under management.

     Insurance Services. Through Insurance Services we provide management and agency services to medical malpractice insurance companies through the following subsidiary:

   o FMI. FMI provides management and administrative services to APIE, a regional insurance exchange that sells medical professional liability insurance only to its physician subscribers, who pay annual insurance premiums and surplus contributions to APIE. APIE is governed by a physician board of directors. Pursuant to a management agreement and the direction of this board, FMI manages and operates APIE, including performing policy issuance, claims investigation and settlement, and all other management and operational functions. As a management fee, FMI receives a percentage of APIE's earned premiums and a portion of APIE's profit, subject to a cap based on premium levels. We recognize revenues for the management fee portion based on a percentage of earned premium on a monthly basis. We recognize revenues for the management fee portion based on profit sharing in the fourth quarter, when it is certain the managed company will have an annual profit. FMI's assets are not subject to APIE policyholder claims.

     In addition, as of December 31, 2005, we have the following significant investments accounted for as available-for-sale securities: (1) we own approximately 143,000 shares of HealthTronics common stock, representing less than 1% of its outstanding common stock, (2) we own 385,000 shares of FIC, representing approximately 4% of its outstanding common stock. Our policy is to account for investments as available-for-sale securities. This requires that we assess fluctuations in fair value and determine whether these fluctuations are temporary or "other than temporary" as defined in Statements of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Temporary changes in fair value are recognized as unrealized gains or losses excluded from earnings and reported in equity as a component of accumulated other comprehensive income, net of income taxes. Should a decline in an investment be deemed other than temporary, as was the case with our investment with FIC in both 2004 and 2005, pre-tax charges to earnings will be taken in the period in which the impairment is considered to be other than temporary.

     We also have investments totaling $13,246,000 in low risk governmental and corporate fixed income securities. These securities are carried at fair value with unrealized gains and losses, net of taxes, reported in equity as a component of accumulated other comprehensive income. As above, we would recognize an impairment charge to earnings in the event a decline in fair value below the cost basis of one of these investments is determined to be other than temporary.

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

     Our insurance services revenues are primarily related to management fees based on the earned premiums of the managed company and include a profit sharing component, as defined in the management agreement, related to the managed company's annual earnings. Management fees are recorded, based upon the terms of the management agreement, in the period the related premiums are earned by the managed company. The managed company recognizes premiums as earned ratably over the terms of the related policy. The profit sharing component is recognized in the fourth quarter when it is certain the managed company will have an annual profit.

     When necessary, we record an allowance for doubtful accounts based on specifically identified amounts that we believe to be uncollectible. If our actual collections experience changes, revisions to our allowance may be required. We have a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customers' credit standing or rating could have a material affect on our results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

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

     We account for our equity and fixed income securities as available for sale. In the event a decline in fair value of an investment occurs, management may be required to determine if the decline in market value is other than temporary. Management's assessments as to the nature of a decline in fair value are based on the quoted market prices at the end of a period, the length of time an investment's fair value has been in decline and our ability and intent to hold the investment. If the fair value is less than the carrying value and the decline is determined to be other than temporary, an appropriate write-down is recorded against earnings.


RESULTS OF OPERATIONS

OVERVIEW AND BUSINESS OUTLOOK

     APS Financial, the broker/dealer division of our financial services segment, saw strong growth in its investment banking division in 2005 while commission revenues from security trading mirrored those recorded in 2004. APS Clearing, which represents a new revenue stream, was formed in 2005 from commissions earned on the trading and clearing of non-security transactions in bank debt and trade claims. The investment banking department was ramped up in 2005 with the hiring of a dedicated investment banker who was successful in closing several private placement transactions. Commission revenues from investment-grade trading was flat in a soft investment climate, while revenues from non-investment grade (high-yield) trades saw an increase, particularly in the latter half of the year.

     For commission revenue generation, bullish, unstable markets provide us with the most opportunity. Conversely, stable, bearish markets pose the greatest difficulty in generating income. Uncertainty in world, political and economic events can also be an obstacle to revenue generation. Investors may take a wait-and-see attitude should uncertainty exist.

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

     APS Insurance Services enjoyed a record year in 2005 in revenues. Total surplus at APIE grew approximately 41% in 2005 compared to 2004. If APIE's surplus continues to grow, this would continue to increase the financial strength of the company and its capacity to write new business and therefore increase the amount of profit in which we would be able to share. For 2006, we expect non-variable operating expenses to increase over 2005, primarily as a result of anticipated new personnel hires required to support estimated growth in new business. Professional fees may be higher or lower depending upon final resolution by the SEC as to whether or not micro-cap companies are exempt from compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

     Our insurance segment is greatly affected by the profitability of the medical malpractice insurance company that we manage. Significant increases in claims brought against our insured doctors would negatively affect the profitability of APIE, and consequently, the amount of profit, if any, we would be able to share in. This risk has been reduced by lowering the limits of liability on the physicians APIE insures coupled with providing policies that cap our overall exposure. Further, there was passage of tort and insurance reform in the State of Texas in 2003. The new legislation capped non-economic damages and placed restrictions on mass litigation. As a result of tort reform, competitors have begun to re-enter the State of Texas, which could result in pressure to lower rates or a reduction in the number of insurance policies written by APIE.

     Although consolidated net earnings were up substantially in 2005 compared to the two previous years, combined net earnings from our two core segments was down slightly in 2005 compared to 2004. The primary reason for the large increase in consolidated net earnings is the result of unusually high gains on the sales of our investments in 2005 and unusually high other-than-temporary impairments charges of investments recorded in 2004. Such gains and losses are not likely to be repeated.

     There were no off-balance sheet arrangements as of December 31, 2005 and 2004.


2005 COMPARED TO 2004
---------------------
     Revenues from operations increased $1,952,000 (6%) in 2005 compared to 2004. Our operating income decreased $499,000 (9%) to $4,845,000 compared to $5,344,000 in 2004. Our net earnings increased $3,308,000 (154%) in 2005 to a total of $5,460,000 compared to net earnings of $ $2,152,000 in 2004. Our diluted earnings per share increased to $1.86 in 2005 compared to $0.76 in 2004. The reasons for these changes are described below.

FINANCIAL SERVICES

     Our financial services revenues increased $1,754,000 (11%) in 2005 compared to 2004. The increase was mostly due to contributions from our investment banking and bank debt trading businesses, which were up a combined $1,709,000 from last year. Of this increase, bank debt trading generated revenues of $1,166,000 in 2005, its first year of operations, with minimal start-up costs. This increase, combined with commission revenue from secondary market securities trading, which was up slightly from 2004, made 2005 APS Financial's second best year in revenues in its twenty-four year history. Our broker/dealer business derives most of its revenue from trading in the secondary fixed income market, both in investment and non-investment grade securities. Commission revenue from our investment grade market segment was lower, as the Federal Reserve raised short-term rates 13 times for a total of 325 basis points since mid 2004. The short end of the treasury yield curve, in step with Federal Reserve tightening, traded to higher yields, while the longer end of the curve hovered near historically low levels, creating a flat to slightly inverted yield curve in 2005. This created an investment environment where customers continued to be cautious to commit funds in 2005, particularly to longer maturing instruments, thus negatively impacting trading revenues. The decline in our investment grade business was offset by increased activity in the high-yield markets. In 2005, the U.S. high-yield markets, which were generally considered rich the previous year, began to correct with some volatility, increasing our trading revenues from this market segment.

     Our financial services expense increased $1,725,000 (12%) in 2005 compared to 2004. Commission expense, which includes commissions from secondary market trading, as well as placement fees for investment banking and referral fees for bank debt trading, was up $1,159,000 (12%) as a result of the above-mentioned increase in commission revenue. Payroll was up $430,000 (31%) in part due to the hiring of additional personnel in the investment banking and bank debt trading areas as the firm ramped up these business efforts, and due to an increase in performance related forgivable loans. Legal and professional expenses increased $195,000 (115%) from the previous year, principally due to expenses associated with our efforts to comply with the provisions of the Sarbanes-Oxley Act of 2002. Partially offsetting these increases was a decrease in incentive compensation expense of $143,000 (13%) in 2005 compared to 2004 as a result of higher minimum performance thresholds placed upon management in 2005.

INSURANCE SERVICES

     Our insurance services revenues from our premium-based insurance management segment, APS Insurance Services, increased $198,000 (1%) in 2005 compared to 2004. The primary reason for the current year increase was a $364,000 (4%) increase in management fees, the result of greater insurance premium volumes. Earned premium increased at APIE by 4% in 2005 compared to 2004 primarily as a result of new business, which saw an 8% net increase in the number of insured professionals, and because of strong retention of our existing business in the current year. In addition, profits shared with APIE grew $78,000 (4%) to $2,007,000 in 2005 from $1,929,000 in 2004. Consistent with our revenue recognition policy, this revenue was not recognized until the fourth quarter of the year after profit-sharing goals were attained. As the certainty of profits at APIE cannot be fully known until an end-of-year actuarial analysis by independent actuaries, we cannot predict what, if any, profits will be available to us until this analysis is complete. Partially offsetting these increases was a $118,000 (37%) decrease in risk management fee income in 2005 compared to 2004, the result of a lower number of renewals utilizing this service. Also, pass-through commissions earned by third-party agents decreased $106,000 (2%) in 2005 to $4,376,000 compared to $4,482,000 in 2004, the result of a 6% decline in written premiums in the current year. Written premiums are down in 2005 compared to 2004 as a result of lower new business written during the year along with an average decrease in premium rates of 8.8%. As noted below, commissions paid to third-party independent agents decreased by an equivalent amount, resulting in no impact on net earnings.

     Insurance services expenses at our insurance management subsidiary increased $294,000 (3%) in 2005 compared to 2004. The primary reasons for the current year increase were higher payroll and higher professional fees. Payroll increased $185,000 (6%) in 2005 as a result of normal merit raises as well as the addition of two new managerial positions. Professional fees increased $175,000 (253%) in 2005 compared to 2004 primarily as a result of fees paid in association with Sarbanes-Oxley Act compliance requirements. In addition, depreciation increased $61,000 (25%) in 2005 compared to 2004 due to a significant increase in capital purchases made during the current year necessary to upgrade our management information and reporting capabilities. Partially offsetting these increases was a $106,000 (2%) decrease in commissions expense due to the above-mentioned increase in commissions paid to third party independent agents.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and Administrative expenses increased $510,000 (23%) in 2005 compared to 2004. The current year increase was due primarily to a $269,000 (34%) increase in incentive compensation expense in 2005 resulting from additional contractual bonuses that will be paid on the greater gains from the sale of a higher number of shares of HealthTronics common stock completed in 2005. In addition, salaries expense increased $148,000 (23%) in 2005 partially due to a severance payment to a former employee who has since been retained as a tax consultant coupled with an addition in salaries at the executive level above the norm in an effort to remain competitive in the marketplace. Professional fees increased $59,000 (85%) in 2005 compared to 2004 as a result of fees paid in association with Sarbanes-Oxley Act compliance requirements. Partially offsetting these increases was a 2005 decrease in legal fees of $39,000 (64%), the result of lower utilization of legal consulting in 2005 as well as fees paid in 2004 in association with a Form S-3 filing that were not necessary in 2005.

GAIN ON SALE OF ASSETS

     Gain on sale of assets primarily represents the recognition of deferred income. During 2005, we recognized approximately $513,000 of deferred gain related to the November 2001 sale and subsequent leaseback of real estate to Prime Medical (its name prior to the merger with HealthTronics, Inc.) Due to our continuing involvement in the property, we deferred recognizing approximately $2,400,000 of the approximately $5,100,000 gain and are recognizing it in earnings, as a reduction of rent expense, monthly through November 2006. A total of $422,000 remains to be recognized. In addition, 15% of the gain ($760,000) related to our then 15% ownership in the purchaser, was deferred. As our ownership percentage in HealthTronics declines through our sales of HealthTronics common stock, we recognize these gains proportionately to our reduction of our interest in that company. During 2005, we recognized $133,000 of these deferred gains, leaving a balance of approximately $47,000 remaining to be recognized. The increase in 2005 is the result of an increased number of HealthTronics common stock shares sold compared to 2004.

GAIN ON INVESTMENTS

     Gain on investments increased $2,915,000 (1,190%) in 2005 compared to 2004. The current year increase in primarily due to gains on the sale of a greater number of shares of HealthTronics common stock compared to 2004. In addition, we recorded income of $225,000 from an investment in a private company that was sold during 2005 and in which we had a zero basis. Partially offsetting these gains was a write-off totaling $160,000 from an investment loan that was given earlier in 2005. Information provided by the third party loan obligor at the time of the loan was proven to be less than complete and it was determined in September, 2005, after the loan was several months in default, that it is unlikely that we will recover any of the remaining debt owed us. As such, the balance of the loan was written off.

LOSS ON IMPAIRMENT OF INVESTMENTS

     The current year loss was due to a write-down of our investment in FIC common stock coupled with an impairment of our investment in Toys R Us bonds. The loss in 2004 represents an impairment in the value of our investment in FIC common stock. During 2004, the value of our investment in FIC had declined significantly. In October 2004, we determined that this decline in market price should be considered "other than temporary" as defined in Statements of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, as amended. Consequently, we recorded pre-tax charges to earnings totaling $2,567,000 in 2004. These charges reduced our cost basis in FIC from $5,647,000, or $14.67 per share, to $3,080,000, or $8.00 per share which was equal to the quoted market price of FIC shares on December 31, 2004. During 2005, we took additional pre-tax charges to earnings totaling $135,000, further reducing our cost basis in FIC to $2,945,000, or $7.65 per share. While we currently continue to have the ability and the intent to hold the stock indefinitely, we concluded that the additional uncertainty created by FIC's late filings, together with the lack of its current financial information, dictated that the 2004 and 2005 declines should be viewed as other than temporary. In July 2005, FIC was able to file its 2003 Form 10-K but has yet to file any 2004 or 2005 Forms 10-Q or 10-K and thus continues to be de-listed on the NASDAQ Stock Market.

     In April 2004, we purchased $300,000 of Toys R Us bonds. In March 2005, Toys R Us announced a plan of merger with another toy company and a planned leveraged buyout, which precipitated a drop in the price of the bonds. An independent analysis indicated that the new debt to be issued in connection with the leveraged buyout will put the existing bonds in a subordinated position. Since these bonds have a 2018 maturity, we believe that the impairment is "other than temporary" during our shorter than expected holding period. Consequently, we wrote a charge against pre-tax earnings of $57,000 using the quoted price of the bonds as of June 30, 2005. By December 2005, the value of the bonds had declined further and, based in part upon weak earnings reports, we determined that an additional impairment charge of $24,000 was necessary using the quoted price of the bonds as of December 31, 2005. We will continue to monitor and evaluate the situations at both FIC and Toys R Us and further determine if changes in fair market value of these investments are temporary or "other than temporary."

GAIN ON THE EXTINGUISHMENT OF DEBT

     During 2005 and 2004, we recorded $24,000 and $75,000, respectively, as gains on extinguishment of debt. The 2004 amount represents that amount of liability that was released by participants in our loan to a former affiliate. Due to poor operating results, the affiliate was in default and not making scheduled payments under its loan agreement with us in which the participations had been sold. As a result, the loan participants released us from any obligations under the participation agreements. In September 2005, we determined there is a remote possibility that the final obligation, totaling $24,000, will be required to be paid under the terms of the participation agreement and as a result, we reversed it and recognized a gain in the same amount.

INTEREST INCOME

     Our interest income increased $222,000 (61%) in 2005 compared to 2004 primarily as a result of a higher balance of interest-bearing securities held in 2005 as well as to higher average interest rates. At December 31, 2005, we held a balance of $13,246,000 in fixed income securities versus a balance of $4,903,000 at December 31, 2004. The increase in 2005 was primarily attributable to cash received upon the sale of equity securities.

OTHER INCOME (LOSS)

      Our other income increased $109,000 (727%) in 2005 compared to 2004. The increase in 2005 was due to net gains in inventory held briefly at APS Financial in 2005 totaling $26,000 versus net inventory losses of $30,000 in 2004. In addition, we received $103,000 in administrative fee income from Eco-Systems in 2005 versus $47,000 in 2004 resulting from their increase in earnings in the current year.

MINORITY INTERESTS

      For the years 2005 and 2004, minority interests represents a 3% interest in Asset Management, a subsidiary within our financial services segment, owned by key individuals within Asset Management. Minority interests increased in the current year due to a prior period adjustment resulting from our acquisition of a former 2% minority interest shareholder.

CASH FLOWS

      Our cash flows provided from operations decreased $3,144,000 (58%) in 2005 compared to 2004 due in part to the receipt of $1,050,000 in profit sharing from APIE in December 2004 with the remainder received in early 2005. None of the 2005 profit sharing was received in 2005. In addition, we paid nearly $1,500,000 more in federal income taxes in 2005 than in 2004, the result of taxes owed on much larger gains on investments. Our cash flows used in investing activities decreased $354,000 (8%) in 2005 as a result of lower capital expenditures as well as increased net receipt of loans over the amount funded. Our cash used in financing activities increased $887,000 (192%) in 2005 primarily as a result of a $1,000,000 increase in the purchase of our treasury stock compared to 2004. Partially offsetting this was a $278,000 increase in cash received from the exercise of stock options.


2004 COMPARED TO 2003
---------------------
      Revenues from operations increased $1,572,000 (5%) compared to 2003. Our operating income increased $1,381,000 (35%) to $5,344,000 in 2004 compared to $3,963,000 in 2003. Our net earnings decreased $647,000 (23%) in 2004 to a total of $2,152,000 compared to net earnings of $2,799,000 in 2003. Our diluted earnings per share decreased to $0.76 in 2004 compared to $1.14 in 2003. The reasons for these changes are described below.

FINANCIAL SERVICES

      Our financial services revenues decreased $2,918,000 (15%) in 2004 compared to 2003. Although commission revenues in 2004 were the second highest in APS Financial's twenty-three year history, they were down compared to 2003, which saw record commission revenues at APS Financial. Our broker/dealer derives most of its revenue from trading in the fixed income market, both in investment and non-investment grade securities. Revenue from both grade securities was lower. Investment grade markets are typically linked to treasury rates, which continued to trade in 2004 at a historically low yield levels. Customers have been cautious on committing funds, particularly to longer maturing instruments, thus negatively impacting trading revenues. Also, in 2004 the U.S. high-yield markets were almost universally considered over-valued, trading at historically low spreads to treasuries. Again, this contributed to a reluctance of our customers to commit funds, and contributed to lower revenues.

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

     Insurance services expenses at our insurance management subsidiary increased $2,127,000 (27%) in 2004 compared to 2003. The current year increase is primarily due to the $1,435,000 (47%) increase in commissions paid to third party independent agents. In addition, payroll expense increased $208,000 (8%) and formula driven incentive compensation expense increased $206,000 (39%) in 2004 compared to 2003. Payroll expense was up in the current year due primarily to normal annual merit raises in addition to personnel additions made in the latter half of 2003 that were expensed the entire year in 2004. Among the additions was a high-level management position to help meet our growing financial reporting requirements. The increase in formula driven incentive compensation cost was the result of an increase in segment operating profits. Excluding incentive compensation costs, pre-tax profits at our insurance segment rose $2,679,000 (95%). Lastly, depreciation and amortization costs were $102,000 (74%) higher in 2004 compared to 2003 as a result of amortizing the non-compete agreement that was created upon the repurchase of the 20% minority interest in October 2003 for a full year compared to only three months in 2003. Partially offsetting these increases was a $176,000 (79%) decrease in advertising in 2004 compared to 2003, a result of re-branding efforts of the business performed in 2003.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased $158,000 (8%) in 2004 compared to 2003. The current year increase was primarily due to higher incentive compensation expense which was $126,000 (19%) greater in 2004 on substantially higher operating income in the current year. Other professional fees were $40,000 (136%) higher in 2004 primarily as a result of fees incurred in connection with Sarbanes-Oxley Act internal control procedures. Also, director's fees increased $59,000 (64%) as a result of a higher fee structure implemented in 2004 as well as an increased number of board and committee meetings compared to 2003. Partially offsetting these increases was a decrease in legal fees of $29,000 (32%) in 2004, the result of non-recurring fees incurred in 2003 in connection with our investment in FIC.

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

GAIN ON INVESTMENTS

      Gain on investments increased $118,000 (93%) in 2004 compared to 2003 as a result of gains from the sale of a greater number of available-for-sale equity securities sold in the current year.

LOSS FROM IMPAIRMENT OF INVESTMENTS

     The current year loss was due to a write-down of our investment in FIC common stock. During 2004, in accordance with SFAS 115, we determined that the decline in market value of FIC common stock was other than temporary and we recorded pre-tax charges to earnings totaling $2,567,000. These charges reduced our cost basis in FIC from $5,647,000, or $14.67 per share, to $3,080,000, or $8.00 per share which is equal to the quoted market price of FIC shares on December 31, 2004. We believe the decline in the market price of FIC has been brought about by its failure to file its 2003 Form 10-K and its subsequent de-listing from the NASDAQ Stock Market. We had expected FIC to bring its filings current and pursue restoring its exchange listing but these events have not yet occurred. While we currently continue to have the ability and the intent to hold the stock indefinitely, we have concluded that the additional uncertainty created by the late filings together with the lack of current financial information dictates that the decline should be viewed as other than temporary.

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

INTEREST INCOME

     Our interest income increased $61,000 (20%) in 2004 compared to 2003 primarily as a result of a higher balance of interest-bearing securities held in 2004. At December 31, 2004, we had a balance of $4,903,000 in fixed income securities versus a balance of $897,000 at December 31, 2003.

OTHER INCOME (LOSS )

     Our other income increased $53,000 in 2004 as a result of a write-down taken in 2003 totaling $120,000 on an equity investment. Partially offsetting this was a decrease of $51,000 in administrative fee income from Eco-Systems in 2004 resulting from their decreased earnings.

MINORITY INTERESTS

     Minority interests represents the combination of two outside interests in our subsidiaries: a 20% interest in Insurance Services owned by FPIC Insurance Group, Inc. and a 3% interest in APS Asset Management or APSAM, a subsidiary within our financial services segment, owned by key individuals within APS Asset Management. Minority interests decreased in the current year due to the repurchase of the 20% minority interest in Insurance Services from the minority interest holder, FPIC Insurance Group, effective October 1, 2003. Consequently, only nine months of minority interest was recorded in 2003 compared to a full year in 2002. During 2004, minority interest was recorded only at APSAM and amounted to just $1,000.

DISCONTINUED OPERATIONS

     Effective November 1, 2003, APS Consulting paid off the negotiated remaining amount of the note payable to us. Even though we had sold this segment to APS Consulting's management exactly one year earlier, we continued to consolidate their revenues, expenses and balance sheet items because we were dependent upon future successful operations of the division to collect our proceeds from the disposal and we did not transfer risk of loss to discontinue reporting them on our consolidated financial statements. With the payoff of the note, we recognized the divesture and now report APS Consulting as a discontinued operation. Accordingly, 2002 has been reclassified to remove revenues and expenses from our consolidated statements of operations and after-tax results of this former division are now recorded as income from discontinued operations in 2002. For 2003, only the after-tax gain on disposal of the segment is recorded as earnings from APS Consulting. There was no effect in 2004.

CASH FLOWS

     For the year ended December 31, 2004 our cash provided by operations increased $814,000 (17%) compared to 2003 as a result of the increase in operating income at our insurance services segment. Cash used in investing activities increased $1,089,000 (33%) in 2004 compared to 2003 as a result of proceeds from the sale of available-for-sale equity securities during 2003, which were much greater than those received in 2004. Cash provided by financing activities decreased $1,339,000 (153%) in 2004 as a result of fewer options exercised compared to 2003, a greater number of treasury stock shares purchased during 2004 and cash dividends paid in 2004.



LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

     Our net working capital was $15,880,000 and $10,673,000 at December 31, 2005 and 2004, respectively. The increase in the current year was due primarily to the purchase of short-term fixed income securities through the sale of long-term equity securities. In addition, we received $2,313,000 in cash from operations. Historically, we have maintained a strong working capital position and, as a result, we have been able to satisfy our operational and capital expenditure requirements with cash generated from our operating and investing activities. These same sources of funds have also allowed us to pursue investment and expansion opportunities consistent with our growth plans. Although there can be no assurance our operating activities will provide positive cash flow in 2006, we are optimistic that our working capital requirements will be met for the foreseeable future for the following reasons:
(1) our current cash position is very strong, with a balance of approximately $6.7 million comprising 20% of our total assets; (2) our investments in available-for-sale equity and fixed income securities could provide an additional $18.3 million should the need arise; and (3) we renewed a line of credit in April 2005 that is described below.

LINE OF CREDIT

     During April 2005, we renewed a $3.0 million line of credit that was originally established in November 2003 with PlainsCapital Bank. The loan calls for interest payments only to be made on any amount drawn until April 15, 2006, when the entire amount of the note, principal and interest then remaining unpaid, shall be due and payable. At December 31, 2005, there were no draws taken against this line of credit. We are in compliance with the covenants of the loan agreement, including requirements for a minimum of $5.0 million of unencumbered liquidity and a minimum 2 to 1 net worth ratio.

CAPITAL EXPENDITURES

     Our capital expenditures for equipment were $307,000 and $421,000 in 2005 and 2004, respectively. Our capital expenditures were higher than normal in 2004 and 2005 due to purchases necessary to upgrade our reporting software at our insurance services subsidiary. We expect capital expenditures in 2006 to be approximately $225,000, all of which is expected to be funded through cash on hand.

COMMITMENTS

     There were no participation agreements or purchase commitments at December 31, 2005. We have committed cash outflow related to operating lease arrangements with a term exceeding one to five years at December 31, 2005, as follows (in thousands):


                                                                     Payment Due

Contractual Cash Obligation            2006        2007       2008        2009       2010        Total
                                      ----------------------------------------------------------------
Operating Leases                       $278        $164        $34          $5         $0         $481
                                       =====       =====       ====         ===        ===        =====


MARGIN LOANS

     We extend credit to our customers, which is financed through our clearing organization, Southwest Securities, Inc. or Southwest, to help facilitate customer securities transactions. This credit, which earns interest income, is known as "margin lending." In margin transactions, the client pays a portion of the purchase price of securities, and we make a loan (financed by our clearing organization) to the client for the balance, collateralized by the securities purchased or by other securities owned by the client.

     In permitting clients to purchase on margin, we are subject to the risk of a market decline, which could reduce the value of our collateral below the client's indebtedness. Agreements with margin account clients permit our clearing organization to liquidate our clients' securities with or without prior notice in the event of an insufficient amount of margin collateral. Despite those agreements, our clearing organization may be unable to liquidate clients' securities for various reasons including the fact that the pledged securities may not be actively traded, there is an undue concentration of certain securities pledged, or a trading halt is issued with regard to pledged securities. If the value of the collateral were insufficient to repay the margin loan, a loss would occur, which we may be required to fund. As of December 31, 2005, the total of all customer securities pledges on debit balances held in margin accounts was approximately $2.9 million while the total value of the securities within these margin accounts was approximately $24.8 million. We are also exposed should Southwest be unable to fulfill its obligations for securities transactions.

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

INFLATION

     Our operations are not significantly affected by inflation because we are not required to make large investments in fixed assets. However, the rate of inflation will affect certain of our expenses, such as employee compensation and benefits.

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

     Changes in interest rates could have an impact at our broker/dealer subsidiary, APS Financial. The general level of interest rates may trend higher or lower in 2006, and this move may impact our level of business in different fixed-income sectors. If a generally improving economy is the impetus behind higher rates, then while our investment grade business may drop off, our high-yield business might improve with improving credit conditions. A volatile interest rate environment in 2006 could also impact our business as this type of market condition can lead to investor uncertainty and their corresponding willingness to commit funds.

     As we currently have no debt and do not anticipate the need to take on any debt in 2006, interest rate changes will have noimpact on our financial position as it pertains to interest expense.

INVESTMENT RISK

     As of December 31, 2005, our recorded basis in debt and equity securities was approximately $18.3 million. We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that such declines in the fair value of such assets below our accounting basis are other than temporary. During 2004, the value of one of our investments, FIC, had declined significantly. In October 2004, we determined that this decline in market price should be considered "other than temporary" as defined in Statements of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, as amended. Consequently, we recorded pre-tax charges to earnings totaling $2,567,000 in 2004. These charges reduced our cost basis in FIC from $5,647,000, or $14.67 per share, to $3,080,000, or $8.00 per share which was equal to the quoted market price of FIC shares on December 31, 2004. During 2005, we took additional pre-tax charges to earnings totaling $135,000, further reducing our cost basis in FIC to $2,945,000, or $7.65 per share. While we currently continue to have the ability and the intent to hold the stock indefinitely, we concluded that the additional uncertainty created by FIC's late filings, together with the lack of its current financial information, dictated that the 2004 and 2005 declines should be viewed as other than temporary. In July 2005, FIC was able to file its 2003 Form 10-K but has yet to file any 2004 or 2005 Forms 10-Q or 10-K and thus continues to be de-listed on the NASDAQ Stock Market.

The effect on our financial statements as a result of these write-downs was as follows:

                                                2005                2004
                                             ----------          --------

Reduction in Pre-tax Earnings                 $ 135,000         $2,567,000

Reduction in Other Comprehensive Income          89,000          1,694,000

Reduction in Deferred Tax Assets                 46,000            873,000


         We will continue to monitor and evaluate the situation at FIC and further determine if changes in fair market value of the investment are temporary or "other than temporary."

        We also have an investment of 143,000 shares of common stock of HealthTronics, Inc. Although we have an unrealized gain of approximately $376,000 as of December 31, 2005, this investment can also be at risk should market or economic conditions change for the worse or should adverse situations occur at HealthTronics, such as a major product line becoming obsolete. The remainder of our corporate equity and fixed income investments share the same risks as HealthTronics but our exposure is much lower.



ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is contained in Appendix A attached hereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.      CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

     We maintain controls and other procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In response to recent legislation, we implemented changes to our disclosure controls and procedures, primarily to formalize and document procedures already in place, and to establish a disclosure committee consisting of some of our officers and other management.

     As of the end of the period covered by this report, and under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

  During the last fiscal quarter of 2005, we have not made any changes in our internal controls or in other factors that could have materially affected, or is reasonably likely to materially affect, internal controls over our financial reporting.


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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference to the Proxy Statement under the heading "Directors and Executive Officers of the Registrant."

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

         The required information is contained in Appendix A attached hereto.

         2.  Financial Statement Schedule (Schedule II)

         3.  Exhibits (1)

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

*10.20    Amended 1995 Incentive and Non-Qualified Stock Option Plan. (13)

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

*10.23 Executive Employment Agreement between the Company and William H. Hayes. (13)

 10.24 Stock Purchase Agreement dated October 31, 2003 between the Company and FPIC Insurance Group, Inc. (13)

 10.25 Revolving Promissory Note dated April 15, 2004 between the Company and PlainsCapital Bank. (14)

 10.26 Commercial Loan Agreement dated April 15, 2004 between the Company and PlainsCapital Bank. (14)

 10.27    2005 Incentive and Non-Qualified Stock Option Plan. (15)

 10.28 American Physician Service Group, Inc. Affiliated Group Deferred Compensation Master Plan. (15)

 21.1     List of subsidiaries of the Company. (16)

 23.1     Independent Auditors Consent of BDO Seidman, LLP. (16)

 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (16)

 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (16)

 32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (16)

 32.2     Certification  of  Chief  Financial   Officer  Pursuant  to  Section
          906  of  the   Sarbanes-Oxley   Act  of  2002. (16)

(*) Executive Compensation plans and arrangements.

(1) The Company is subject to the informational requirements of the Exchange Act and, in accordance therewith, files reports, proxy statements and other information with the SEC. Reports, proxy statements and other information filed by the Company can be inspected and copied at the public reference facilities maintained by the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549, and at the SEC's Regional Offices at Seven World Trade Center, 13th Floor, New York, New York 10048 and CitiCorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661-2511. Copies of such material can be obtained by mail from the Public Reference Section of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. Such reports, proxy statements and other information concerning the Company are also available for inspection at the offices of The NASDAQ National Market, Reports Section, and 1735 K STREET, N.W., WASHINGTON, D.C. 20006. The SEC maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC at http://www.sec.gov and makes available the same documents through Disclosure, Inc. at 800-638-8241.

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

(14) Filed as an Exhibit to the Annual Report on Form 10-K of the Company for the year ended December 31, 2004.

(15) Filed as an Exhibit to the Current Report on Form 8-K of the Company dated June 17, 2005.

(16) Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                AMERICAN PHYSICIANS SERVICE GROUP, INC.

                By:   /s/ Kenneth S. Shifrin
                -----------------------------------------

                Kenneth S. Shifrin, Chairman of the Board and Chief Executive Officer

                Date:  March 13, 2006

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Kenneth S. Shifrin
   --------------------------

   Kenneth S. Shifrin
   Chairman of the Board and
   Chief Executive Officer
   (Principal Executive Officer)

Date: March 13, 2006



By: /s/ W. H. Hayes
   ------------------

   W. H. Hayes
   Senior Vice President - Finance, Secretary and Chief Financial Officer
   (Principal Financial Officer)

Date: March 13, 2006



By: /s/ Thomas R. Solimine
   ------------------------

   Thomas R. Solimine
   Controller
   (Principal Accounting Officer)

Date: March 13, 2006



By: /s/ Jackie Majors
   ---------------------
   Jackie Majors, Director

Date: March 13, 2006

By: /s/ Lew N. Little, Jr.
   -----------------------

   Lew N. Little, Jr., Director

Date: March 13, 2006



By: /s/ William A. Searles
   -------------------------

   William A. Searles, Director

Date: March 13, 2006



By: /s/ Cheryl Williams
   --------------------------
   Cheryl Williams, Director

Date: March 13, 2006

                                   APPENDIX A




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                         Page



 Report of Independent Registered Public Accounting Firm                    A-2

 Consolidated Financial Statements

    Consolidated Statements of Operations for the Years
    ended December 31, 2005, 2004 and 2003                                  A-3

    Consolidated Balance Sheets as of December 31, 2005
    and December 31, 2004                                                   A-5

    Consolidated Statements of Cash Flows for the Years
    ended December 31, 2005, 2004 and 2003                                  A-7

    Consolidated Statements of Shareholders' Equity and Comprehensive
    Income (Loss) for the Years ended December 31, 2005, 2004 and 2003      A-8

    Notes to Consolidated Financial Statements                              A-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
American Physicians Services Group, Inc.
Austin, Texas

We have audited the accompanying consolidated balance sheets of American Physicians Services Group, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2005. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. According, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements and schedule presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Physicians Services Group, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for the each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP

Houston, Texas
March 2, 2006

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


(In thousands)
                                                                                   Year Ended December 31,

                                                                        2005                  2004                  2003
                                                                      ---------            ----------            ----------
Revenues:

Financial services                                                     $18,459               $16,705               $19,623
Insurance services                                                      15,514                15,316                10,826
                                                                       -------               -------               -------
   Total revenues                                                       33,973                32,021                30,449

Expenses:

Financial services                                                      16,263                14,538                16,584
Insurance services                                                      10,262                 9,968                 7,841
General and administrative                                               2,737                 2,227                 2,069
Gain on sale of assets                                                    (134)                  (56)                   (8)
                                                                        ------                ------                ------
   Total expenses                                                       29,128                26,677                26,486
                                                                        ------                ------                ------
Operating income                                                         4,845                 5,344                 3,963
Gain on investments, net (Note 5)                                        3,160                   245                   127
Loss on impairment of investments (Note 5)                                (217)               (2,567)                   --
Gain on extinguishment of debt                                              24                    75                    --
                                                                        ------                ------                ------
Income from continuing operations before interest,
  income taxes, minority interests and equity in earnings
  of unconsolidated affiliates                                           7,812                 3,097                 4,090

Interest income                                                            587                   365                   304
Other income (loss)                                                        124                    15                   (38)
Interest expense                                                            10                     7                     7
Income tax expense (Note 10)                                             3,039                 1,317                 1,640
Minority interests                                                          14                     1                   197
Equity in earnings of unconsolidated affiliates (Note 15)                   --                    --                   260
                                                                        ------                ------                ------
Income from continuing operations                                        5,460                 2,152                 2,772

Discontinued operations (Note 13):
Gain on disposal of discontinued segment
  net of income tax expense of $14 in 2003                                   --                   --                    27
                                                                        -------              -------               -------
    Net income                                                          $ 5,460              $ 2,152               $ 2,799
                                                                        =======              =======               =======




The accompanying notes are an integral part of these consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS, continued



 (In thousands, except per share amounts)



                                                 Year Ended December 31,

                                             2005          2004         2003
                                           -------       --------     --------
Net income per common share:

Basic:

Income from continuing operations           $ 2.03        $ 0.85       $ 1.26
Discontinued operations                         --            --         0.01
                                            ------        ------       ------
Net income                                  $ 2.03        $ 0.85       $ 1.27
                                            ======        ======       ======

Diluted:

Income from continuing operations           $ 1.86        $ 0.76       $ 1.13
Discontinued operations                         --            --         0.01
                                            ------        ------       ------
Net income                                  $ 1.86        $ 0.76       $ 1.14
                                            ======        ======       ======

Basic weighted average shares
  outstanding                                2,688         2,545        2,207
                                            ======        ======       ======
Diluted weighted average shares
  outstanding                                2,931         2,838        2,449
                                            ======        ======       ======




The accompanying notes are an integral part of these consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS


(In thousands)
                                                                                                     December 31,
                                                                                          2005                          2004
                                                                                       ----------                    ----------
ASSETS

Current Assets:
  Cash and cash equivalents                                                              $6,680                        $9,673
  Trade receivables, net                                                                     42                            19
  Management fees and other receiveables                                                  3,192                         1,815
  Notes receivable (Note 3)                                                                 599                           777
  Deposit with clearing organization                                                        501                           660
  Investment in available-for-sale fixed income
    securities - current                                                                  9,662                         1,983
  Federal income tax receivable                                                              --                            76
  Net deferred income taxes                                                                 355                           124
  Prepaid expenses and other current assets                                                 632                           642
                                                                                       --------                      --------
      Total current assets                                                               21,663                        15,769


Notes receivable, less current portion (Note 3)                                             326                           141
Property and equipment, net (Note 6)                                                        687                           619
Investment in available-for-sale securities:
   Equity                                                                                 5,017                         9,417
   Fixed Income                                                                           3,584                         2,920
Net deferred income tax asset                                                               686                            --
Goodwill                                                                                  1,247                         1,247
Other assets                                                                                295                           330
                                                                                       --------                       -------
Total Assets                                                                            $33,505                      $ 30,443
                                                                                       ========                     =========



The accompanying notes are an integral part of these consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS, continued


(In thousands, except share data)

                                                                                                     December 31,
                                                                                            2005                  2004
                                                                                         ----------             ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable - trade                                                                       $736               $266
  Accrued incentive compensation                                                                2,595              2,500
  Accrued expenses and other liabilities (Note 7)                                               1,912              1,842
  Deferred gain - current                                                                         469                488
  Federal income tax payable                                                                       71                 --
                                                                                              -------            -------

      Total current liabilities                                                                 5,783              5,096

Payable under loan participation agreements                                                        --                 24
Deferred income tax liability                                                                      --                482
Deferred gain - non-current                                                                        --                627
                                                                                              -------            -------
      Total liabilities                                                                         5,783              6,229

Minority interests                                                                                 15                  1
Commitments and contingencies (Note 9)

Shareholders' Equity:
  Preferred stock, $1.00 par value, 1,000,000
    shares authorized, none issued or outstanding                                                  --                 --
  Common stock, $0.10 par value, shares authorized 20,000,000;
    2,784,120 and 2,624,372 issued and outstanding
    at 12/31/05 and 12/31/04, respectively (Note 18)                                              278                265
  Additional paid-in capital                                                                    8,204              7,919
  Retained earnings                                                                            18,737             13,948
  Accumulated other comprehensive income, net of taxes                                            488              2,081
                                                                                              -------            -------

      Total shareholders' equity                                                               27,707             24,213
                                                                                              -------            -------

Total Liabilities and Shareholders' Equity                                                    $33,505            $30,443
                                                                                             ========           ========




The accompanying notes are an integral part of these consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


(In thousands)                                                                         Year Ended December 31,

                                                                            2005                2004                2003
                                                                          --------           ----------           ---------
Cash flows from operating activities:

    Net Income                                                               $ 5,460              $ 2,152             $ 2,799

    Adjustments to reconcile net income to cash
      provided by (used in) operating activities:
         Depreciation and amortization                                           364                  304                 206
         Extinguishment of debt and other                                        297                   39                 164
         Common stock awarded                                                    159                  231                  --
         Deferred compensation                                                   150                   --                  --
         Minority interest in consolidated earnings                               14                    1                 197
         Undistributed earnings of affiliates                                     --                   --                (260)
         Loss (gain) on sale of assets                                          (134)                 (56)                 (8)
         Deferred gain on sale of building                                      (513)                (488)               (488)
         Tax benefit from exercise of stock options                              708                  589                  --
         Impairment of investment                                                217                2,567                  --
         Gain on investments                                                  (3,160)                (245)               (127)
         Provision for bad debt                                                   --                   20                 (58)
    Changes in operating assets and liabilities:
         Trade and other receivables                                             (23)                (179)               (325)
         Trading account securities                                               --                   67                  66
         Income tax receivable                                                   (28)               1,602                (996)
         Deferred income tax                                                    (577)                 744               2,511
         Management fees & other receivables                                  (1,377)                (746)               (316)
         Prepaid expenses & other assets                                         (81)                 (74)                207
         Receivable from clearing organization                                   159                   --                  --
         Deferred income                                                          --                   --                (122)
         Trade accounts payable                                                  470                   66                (138)
         Accrued expenses & other liabilities                                    208               (1,137)              1,331
                                                                              ------               ------              ------
           Net cash provided by operating activities                           2,313                5,457               4,643

Cash flows from investing activities:
    Capital expenditures                                                        (307)                (421)               (319)
    Proceeds from the sale of available-for-sale equity
      and fixed income securities                                              8,503                1,116               4,080
    Purchase of available-for-sale equity securities                         (11,688)              (4,405)             (5,697)
    Purchase of minority interest                                                 --                   --              (2,050)
    Receipts from (advances to) affiliate                                         --                   --                 175
    Funds loaned to others                                                      (810)                (620)               (155)
    Collection of notes receivable                                               346                   20                 745
                                                                              ------               ------              ------
           Net cash used in investing activities                              (3,956)              (4,310)             (3,221)

Cash flows from financing activities:
    Exercise of stock options                                                  1,036                  758               1,351
    Purchase and cancellation of treasury stock                               (1,715)                (703)               (285)
    Dividends paid                                                              (671)                (518)                 --
    Distribution to minority interest                                             --                   --                (190)
                                                                              ------               ------              ------
           Net cash provided by (used in) financing activities                (1,350)                (463)                876

Net change in cash and cash equivalents                                      $(2,993)               $ 684             $ 2,298

Cash and cash equivalents at beginning of year                                 9,673                8,989               6,691
                                                                             -------              -------             -------
Cash and cash equivalents at end of year                                     $ 6,680              $ 9,673             $ 8,989
                                                                             =======              =======             =======


The accompanying notes are an integral part of these consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)


(In thousands, except per share amounts)

                                                                                          Accumulated
                                                Additional                                   Other                        Total
                                      Common      Paid-In    Retained   Comprehensive    Comprehensive     Treasury   Shareholders'
                                       Stock      Capital    Earnings       Income       Income (loss)      Stock        Equity
                                    ------------------------------------------------------------------------------------------------
Balance December 31, 2002              $ 213      $ 5,584     $ 9,515       $ --            $ 1,830         $ --         $ 17,142
Comprehensive income:
    Net income                            --          --        2,799        2,799              --            --            2,799
    Other comprehensive income,
       net of tax:
        Unrealized loss on  securities,
        net of  reclassification
        adjustment (Note 21)              --          --          --        (2,201)          (2,201)          --           (2,201)
                                                                           -------

Comprehensive income                      --          --          --          598               --            --             --
                                                                             ====
Treasury stock purchases                  --          --          --          --                --           (284)          (284)
Retired treasury stock                    (6)        (279)        --          --                --            284            --
Stock options exercised                   38         1,313        --          --                --            --            1,351
Tax benefit from exercise of
stock options                             --          300         --          --                --            --              300
                                    ------------------------------------------------------------------------------------------------
Balance December 31, 2003              $ 245      $ 6,918    $ 12,314       $ --             $ (371)        $ --         $ 19,106
                                    ================================================================================================
Comprehensive income:
Net income                               --          --         2,152        2,152              --             --          2,152
Other comprehensive income,
  net of tax:
Unrealized gain on securities,
   net of reclassification
   adjustment (Note 21)                  --          --           --          2,452           2,452            --          2,452
                                                                             ------
Comprehensive income                     --          --           --          4,604             --             --            --
                                                                             ======
Treasury stock purchases                 --          --           --          --                --            (703)         (703)
Retired treasury stock                   (7)        (696)         --          --                --             703           --
Stock options exercised                  25          733          --          --                --              --           758
Tax benefit from exercise
of stock options                         --          589          --          --                --              --           589
Dividend paid (per share - $0.20)        --          --          (518)        --                --              --          (518)
Stock awarded                             2          229          --          --                --              --           231
Forgiveness of Uncommon Care Debt        --          146          --          --                --              --           146
                                    ------------------------------------------------------------------------------------------------
Balance December 31, 2004              $265       $7,919      $13,948       $ --              $2,081          $ --         $24,213
                                    ================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) Continued



(In thousands, except per share amounts)

                                                                                           Accumulated
                                                 Additional                                   Other                        Total
                                       Common      Paid-In    Retained   Comprehensive    Comprehensive     Treasury   Shareholders'
                                       Stock       Capital    Earnings       Income       Income (loss)      Stock        Equity
                                    ------------------------------------------------------------------------------------------------
Balance December 31, 2004               $265       $7,919      $13,948       $ --             $2,081         $ --          $24,213
                                    ------------------------------------------------------------------------------------------------
Comprehensive income:
Net income                               --           --         5,460        5,460              --             --           5,460
Other comprehensive income,
Unrealized loss on securities,
   net of taxes of $821                  --           --           --        (1,593)          (1,593)           --          (1,593)
Comprehensive income                     --           --           --         3,867              --             --             --
                                                                              ======
Treasury stock purchases                 --           --           --           --               --           (1,715)       (1,715)
Stock options exercised                  25          1,011         --           --               --             --           1,036
Tax benefit from exercise
of stock options                         --           708          --           --               --             --             708
Dividend paid (per share - $0.25)        --           --          (671)         --               --             --            (671)
Cancelled treasury stock                (14)        (1,701)        --                            --            1,715           --
Forgiveness of Uncommon Care debt        --           (40)         --           --               --             --             (40)
Stock awarded                             1           158          --           --               --             --             159
Deferred Compensation                     1           149          --           --               --             --             150
                                    ------------------------------------------------------------------------------------------------
Balance December 31, 2005               $278        $8,204     $18,737          --             $488             --         $27,707
                                    ================================================================================================



The accompanying notes are an integral part of these consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005, 2004 and 2003

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        (a)  General

         We, through our subsidiaries, provide financial services that include brokerage and asset management services to individuals and institutions, and insurance services that consist of management services for a malpractice insurance company. The financial services business has clients nationally. Insurance management is a service provided primarily in Texas, but is available to clients nationally. During the three years presented in the financial statements, financial services generated 54%, 52% and 64% of total revenues and insurance services generated 46%, 48% and 36% in 2005, 2004 and 2003, respectively.

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

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005, 2004 and 2003

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

        (e)    Marketable Securities

         Our investments in debt and equity securities are classified in three categories and accounted for as follows:

      Classification            Accounting
      --------------            ----------
      Held-to-maturity          Amortized cost

      Trading securities        Fair value, unrealized gains and losses included
                                in earnings

      Available-for-sale        Fair value, unrealized gains and losses excluded
                                from earnings and reported in equity as a component of accumulated other comprehensive income, net of applicable income taxes. Realized gains and losses are included in earnings.


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

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005, 2004 and 2003

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

         expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized if there is a difference between the fair value and carrying value of the asset.

         Investments are evaluated for impairment in the event of a material change in the underlying business. Such evaluation takes into consideration our intent and time frame to hold or to dispose of the investment and takes into consideration available information, including recent transactions in the stock, expected changes in the operations or cash flows of the investee, or a combination of these and other factors. Management's evaluation of our investments resulted in impairment charges in both 2005 and 2004, as detailed in Note 5 to these consolidated financial statements.

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

        (i)    Allowance for Doubtful Accounts

         When applicable, we record an allowance for doubtful accounts based on specifically identified amounts that we believe to be uncollectible. If our actual collections experience changes, revisions to our allowance may be required. We have a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customers' credit standing or rating could have a material affect on our results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

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

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005, 2004 and 2003

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

        (m)   Stock-Based Compensation

         We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"), but apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for our stock option plans. In 2003 we purchased 15,000 unexpired options from a grantee. This purchase in effect modified the terms of the option and, accordingly, we recognized $34,000 of compensation expense in 2003, as required for a modification of terms under FIN 44. No other compensation expense from stock-based compensation awards was recognized in 2005, 2004 and 2003. If we had elected to recognize compensation expense for options granted based on their fair values at the grant dates, consistent with Statement 123, net income and earnings per share would have changed to the pro forma amounts indicated below:

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005, 2004 and 2003

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued


                                                                                        Year Ended December 31,
                                                                            --------------------------------------------------------
                                                                            2005                    2004                   2003
                                                                            ----                    ----                   ----

Net income, as reported                                                 $ 5,460,000             $ 2,152,000            $ 2,799,000

Add: Stock-based employee compensation expense
included in net income, net of tax                                               --                      --               $ 22,000

Deduct: Total stock-based employee compensation
expense determined  under the fair value based
method for all awards, net of related tax effects                        $ (421,000)             $ (550,000)            $ (241,000)
                                                                         -----------             -----------            -----------

Pro forma net income                                                    $ 5,039,000             $ 1,602,000            $ 2,580,000
                                                                        ============            ============           ============

 Net income per share

   Basic - as reported                                                        $2.03                   $0.85                  $1.27
                                                                              =====                   =====                  =====
   Basic - pro forma                                                          $1.87                   $0.63                  $1.17
                                                                              =====                   =====                  =====
   Diluted - as reported                                                      $1.86                   $0.76                  $1.14
                                                                              =====                   =====                  =====
   Diluted - pro forma                                                        $1.72                   $0.56                  $1.05
                                                                              =====                   =====                  =====


The stock-based employee compensation expense above was determined using the Black Scholes option- pricing model with the following assumptions:


                                     2005             2004            2003
                                   --------         --------        --------
Risk-free interest rate              4.33%            3.03%           2.44%
Expected holding period              3.6 years        3.8 years       3.8 years
Expected volatility                   .363             .429            .407
Expected dividend yield              2.15%             -0-             -0-


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

         In December 2003, the Financial Accounting Standards Board published FIN No. 46-R, "Consolidation of Variable Interest Entities (revised December 2003)," superseding FIN 46, and exempting certain entities from the provisions of FIN 46. Generally, application of FIN 46-R is required in financial statements of

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005, 2004 and 2003

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

         public entities that have interests in structures commonly referred to as special-purpose entities for periods ending after December 15, 2003, and for other types of VIEs for periods ending after March 15, 2004. We currently do not have any variable interest entities therefore the adoption of this standard did not have a material effect on our financial position, results of operations or cash flows.

         In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 123 (revised
         2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments used. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. We are required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. We estimate that our pre-tax expense from applying 123 (R) in 2006 and 2007 will be $109,000 and $2,000 respectively, based on unvested options at December 31, 2005. We are unable to estimate the expense of any options that may be issued in 2006 and subsequent years due to the uncertainties of quantity, stock prices, and all other variables affecting such an estimate.

        (o)   Reclassification

         Certain reclassifications have been made to amounts presented in 2004 and 2003 to be consistent with the 2005 presentation.

 (2)     MANAGEMENT FEES AND OTHER RECEIVABLES

         Management fees and other receivables consist of the following:

                                                   December 31,

                                            2005                   2004
                                            ----                   ----

         Management fees receivable      $2,723,000             $1,661,000
         Accrued interest receivable      $ 125,000               $ 67,000
         Other receivables                $ 344,000               $ 87,000
                                          ---------              ---------
                                         $3,192,000             $1,815,000
                                         ==========             ==========


         We earn management fees by providing management services to American Physicians Insurance Exchange ("APIE") under the direction of APIE's Board of Directors. APIE is a reciprocal insurance exchange, which is wholly-owned by its subscriber physicians. Subject to the direction of APIE's Board, and subject

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005, 2004 and 2003

(2)      MANAGEMENT FEES AND OTHER RECEIVABLES, Continued

         to a management services agreement, FMI sells and issues medical insurance policies, investigates, settles and defends claims, and otherwise manages APIE's affairs. The management agreement with FMI obligates APIE to pay management fees to FMI based on a percentage of APIE's earned premiums before payment of reinsurance premiums. In addition, the management agreement provides that any profits, as defined, of APIE will be shared equally with FMI so long as the total payment (fees and profit sharing) does not exceed a cap based on premium levels. Management fees attributable to profit sharing were $2,007,000, $1,929,000,and $722,000 for the years ended December 31,
         2005, 2004 and 2003. We earned total management fees and other related income of $15,514,000, $15,316,000, and $10,826,000, including expense reimbursements, principally for our independent agents' commissions, of $4,376,000, $4,482,000, and $3,373,000 for the years ended December 31,
         2005, 2004 and 2003, respectively, related to these agreements.

         The summarized financial information for APIE as of and for the year ended December 31, 2005, 2004 and 2003 is as follows:


                                                            2005                     2004                     2003
                                                            ----                     ----                     ----
                                                         (unaudited)              (unaudited)              (unaudited)
                                                         ------------             ------------             ------------
Invested assets                                          $119,556,000             $106,794,000              $86,547,000
Other assets                                              $25,572,000              $24,358,000              $16,181,000
                                                         ------------             ------------              -----------
Total Assets                                             $145,128,000             $131,152,000             $102,728,000
                                                         ============             ============             ============

Current liabilities                                      $115,339,000             $109,914,000              $86,945,000
Surplus                                                  $29,789,000               $21,238,000              $15,783,000
                                                         ------------             ------------              -----------
Total liablilities and surplus                           $145,128,000             $131,152,000             $102,728,000
                                                         ============             ============             ============

Total revenue                                             $69,757,000              $69,094,000              $56,009,000
Net income                                                $ 8,705,000              $ 4,296,000              $ 1,299,000



         Other receivables in 2005, 2004 and 2003 are primarily from our brokerage and investment advisory services and are principally comprised of commissions earned by our brokers for trades in the last week of December 2005, 2004 and 2003.

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005, 2004 and 2003

(3)      NOTES RECEIVABLE

         Notes receivable consist of the following:

                                                                                                             December 31,
                                                                                                         2005            2004
                                                                                                         ----            ----
         FemPartners, Inc. (Formerly due from Syntera HealthCare Corporation)
         Originally due September 1, 2004, the note has been amended three times since December 2003. Each amendment has extended the note and modified the payment terms. The current amendment calls for payments of interest plus principal of $10,000, quarterly, through 2006. The note is scheduled to be repaid in full in 2007 in three quarterly payments. The note contains an acceleration clause in the event that FemPartners
         conducts an initial public offering or other public sale.                                     $390,000          $420,000

         APS Financial Joint Venture Partner
         Unsecured term note, principal and interest, at 8% payable monthly until maturity on October 15, 2005. This note was written off in 2005
         with a total charge at the time of write-off amounting to $160,000.                              - 0 -           235,000

         Alianza
         Alianza identifies under-payments from insurance companies to medical providers and recovers the additional amounts. Our loan is to be repaid from recovery proceeds, with APS receiving a higher percentage of proceeds if the advances are not repaid within twelve months. In lieu
         of interest, we are to receive 15% of gross recoveries.                                        301,000              - 0 -

         Employees
         Loans are periodically made to non-officer employees, primarily as employment retention inducements. Employee notes receivable at December
         31, 2005 consisted of three notes of $73,000, $86,000, and $75,000, which are being amortized through May 2006, December 2006, and June
         2007, respectively, provided the employees remain with us; and a note for $8,000 due currently.

         Employee notes receivable at December 31, 2004 consisted of two notes of $2,000 and $248,000, which are being amortized through October 31,
         2005 and June 30, 2006, respectively, provided the employees remain with us; a note for $14,000 due currently; and two loans totaling
         $13,000 to a key employee for advanced education fees. The latter two notes are forgivable in the amount of approximately $13,000 on each
         January 1st that the employee is employed by the Company beginning in
         2001 and continuing through 2005. They are due within 90 days should
         the employee terminate employment.                                                             242,000           277,000
                                                                                                        -------           -------

                                                                                                        933,000           932,000
         Less current portion and allowance for doubtful accounts of $8,000 and
         $14,000 in 2005 and 2004, respectively.                                                       (607,000)         (791,000)
                                                                                                       ---------         ---------
         Long term portion                                                                             $326,000          $141,000
                                                                                                       ========          ========

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005, 2004 and 2003

(4)      FAIR VALUE OF FINANCIAL INSTRUMENTS

         For financial instruments the estimated fair value equals the carrying value as presented in the consolidated balance sheets. Fair value estimates, methods, and assumptions are set forth below for our financial instruments.

         Notes Receivable
         ---------------
         The fair value of notes has been determined using discounted cash flows based on our management's estimate of current interest rates for notes of similar credit quality. The carrying value of notes receivable approximates their fair value.

         Deposit with Clearing Organization
         ----------------------------------
         The carrying amounts approximate fair value because the funds can be withdrawn on demand and there is no unanticipated credit concern.

         Limitations
         ------------
         Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the aforementioned estimates.

(5)      MARKETABLE SECURITIES

         The following table summarizes by major security type the cost, fair market value, and unrealized gains and losses of the investments that we have classified as available-for-sale:


                                                                           Gross               Gross
                                                                         Unrealized          Unrealized        Fair
                                                         Cost               Gains              Losses          Value
                                                      ---------------------------------------------------------------
           December 31, 2005

           Governmental obligations                   $12,418,000         $  12,000          $ (60,000)      $12,370,000
           Corporate obligations                          888,000             1,000            (13,000)          876,000
           Equity securities                            4,217,000           800,000                 --         5,017,000
                                                      -----------         ---------            --------       ----------

           Total                                      $17,523,000         $ 813,000          $ (73,000)      $18,263,000
                                                      ===========         =========          ==========      ===========

           December 31, 2004

           Governmental obligations                   $ 3,492,000         $      --          $ (26,000)      $ 3,466,000
           Corporate obligations                        1,406,000            51,000            (20,000)        1,437,000
           Equity securities                            6,268,000         3,149,000                 --         9,417,000
                                                      -----------        ----------           ---------       ----------

Total                                                 $11,166,000        $3,200,000          $ (46,000)      $14,320,000
                                                      ===========        ==========          ==========      ===========

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005, 2004 and 2003

(5)      MARKETABLE SECURITIES, continued

         Amounts reflected in the table above (page A-18) include equity securities of HealthTronics with a fair value of $1,095,000 and $5,900,000 and corporate obligations of HealthTronics with a fair value of zero and $944,000 at December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, amounts also include equity securities of Financial Industries Corporation ("FIC") with a fair value of $3,196,000 and $3,080,000, respectively.



         Maturities of fixed income securities were as follows at December 31, 2005:

                                                                  Fair
                                             Cost                 Value
                                          ---------            ----------

           Due within one year             $ 9,689,000        $ 9,662,000
           Due after one year                3,617,000          3,584,000
                                            ----------          ---------

           Total                           $13,306,000        $13,246,000
                                           ===========        ===========


         HealthTronics is the largest provider of lithotripsy (a non-invasive method of treating kidney stones) services in the United States and is an international supplier of specialty vehicles for the transport of high technology medical, broadcast/communications and homeland security equipment. Through selling of shares since our initial investment of 3,540,000 shares in 1989, our holdings of common stock at December 31, 2005 stood at 143,000, or less than 1% of the common stock outstanding. We account for HealthTronics as an available-for-sale equity security and record changes in its value, net of tax, in our balance sheet as part of "accumulated other comprehensive income."

         Financial Industries Corporation ("FIC") is a holding company primarily engaged in the life insurance business through ownership of several life insurance companies. In June 2003, we purchased from FIC and the Roy F. and Joann Mitte Foundation, 339,879 shares of FIC's common stock as an investment. Earlier in 2003 we had purchased 45,121 FIC shares in the open market. The 385,000 shares represented an approximate $5,647,000, which was all sourced from our cash reserves. During 2004, the value of our investment in FIC had declined significantly. In October 2004, we determined that this decline in market price was "other than temporary" as defined in Statements of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, as amended. Consequently, we recorded pretax charges to earnings totaling $2,567,000 in 2004. These charges reduced our cost basis in FIC from $5,647,000, or $14.67 per share, to $3,080,000, or $8.00 per share which was equal to the quoted market price of FIC shares on December 31, 2004. During 2005, we took additional pretax charges to earnings totaling $135,000, further reducing our cost basis in FIC to $2,945,000, or $7.65 per share.
         While we currently continue to have the ability and the intent to hold the stock indefinitely, we concluded that the additional uncertainty created by FIC's late filings, together with the lack of its current financial information, dictated that the 2004 and 2005 declines should be viewed as other than temporary. In July, 2005 FIC was able to file its 2003 Form 10-K but has yet to file any 2004 or 2005 Forms 10-Q or 10-K and thus continues to be de-listed on the NASDAQ Stock Market.

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005, 2004 and 2003

(5)      MARKETABLE SECURITIES, continued

         We will continue to monitor and evaluate the situation at FIC and further determine if changes in fair market value of the investment are temporary or "other than temporary".

         The following table summarizes our recognized gains and losses on investments. Costs on assets sold were determined on the basis of specific identification.

                                        Year ended December 31,
                               2005              2004                2003
                               ----              ----                ----

Proceeds from sales        $ 8,503,000        $ 1,116,000        $ 4,080,000

Gain on investments, net     3,160,000            245,000            127,000

Loss on impairment of
 investments                  (217,000)        (2,567,000)                --
                            -----------        -----------         ----------

Net gains (losses)         $ 2,943,000        $(2,322,000)         $ 127,000
                            ===========       ============         ==========


(6)      PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:


                                                December 31,
                                 ------------------------------------------
                                       2005                     2004
                                       ----                     ----

Equipment                           $ 1,289,000             $ 1,150,000
Furniture                               647,000                 628,000
Software                                783,000                 643,000
Leasehold improvements                  332,000                 332,000
                                       --------                --------
                                    $ 3,051,000             $ 2,753,000

Accumulated depreciation            $(2,364,000)            $(2,134,000)
                                    ------------            ------------
                                    $   687,000             $   619,000
                                    ============            ============



         Property and equipment are stated at cost. Depreciation expense of $239,000, $181,000 and $173,000 in 2005, 2004 and 2003, respectively, is computed principally on the straight-line method over the estimated useful lives of the assets. The useful lives for equipment ranges from three to five years, furniture ranges from five to seven years, software is depreciated over three years, and leasehold improvements are depreciated over the life of the lease or their expected useful life, whichever is shorter.

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005, 2004 and 2003

(7)      ACCRUED EXPENSES AND OTHER LIABILITIES

         Accrued expenses and other liabilities consist of the following as of December 31:


                                             2005                  2004
                                             ----                  ----
         Commissions payable              $ 1,258,000          $ 1,260,000
         Taxes payable                        219,000              205,000
         401(k) plan matching                 208,000              169,000
         Vacation payable                     161,000              153,000
         Other                                 66,000               55,000
                                           ----------            ---------
                                          $ 1,912,000          $ 1,842,000
                                          ===========          ===========


(8)      DEFERRED GAIN

         In November 2001 we sold all of the remaining 46,000 square feet of condominium space we owned in an office project located in Austin, Texas to our former affiliate, HealthTronics. In conjunction with the sale we leased back approximately 23,000 square feet that housed our operations prior to the sale. Gain on the sale amounted to approximately $5.1 million, of which $1.9 million was recognized in 2001 and the balance of gain was deferred. Deferred income of approximately $2.4 million related to our continuing involvement in 50% of the useable space was recorded and is being recognized monthly over the five-year lease term through September 2006. Income recognition related to this deferral was $512,692 in 2005, and $488,000 in 2004 and 2003. In addition, 15% of the gain ($0.76 million) related to our then 15% ownership in the purchaser was deferred as we accounted for HealthTronics using the equity method of accounting through the year ended December 31, 2001. We reduced our investment in HealthTronics and subsequently recognized a proportionate percentage of the deferred gain, amounting to $133,000, $56,000 and $8,000 in 2005, 2004, and
         2003, respectively. Recognition of the deferred gain is recorded as a reduction of rent expense in operating expenses in the accompanying financial statements.

(9)      COMMITMENTS AND CONTINGENCIES

         Rental expenses under all operating leases were $1,133,000, $1,098,000, and $997,000, for the years ended December 31, 2005, 2004 and 2003, respectively. Future minimum payments for leases that extend for more than one year through 2010 were $278,000; $164,000; $34,000; $5,000, $0 for 2006, 2007, 2008, 2009 and 2010, respectively.


         We are involved in various claims and legal actions that have arisen in the ordinary course of business. Management believes that any liabilities arising from these actions will not have a significant adverse effect on our consolidated financial condition or results of operations.

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005, 2004 and 2003

(10)     INCOME TAXES

         Income tax expense consists of the following:


                                                        Year Ended December 31,
                                            2005                  2004                 2003
                                            ----                  ----                 ----

Continuing Operations:

Federal
  Current                                $ 2,577,000          $ 1,049,000           $ (978,000)
  Tax benefit of stock options               708,000              589,000                   --
  Deferred                                  (446,000)            (505,000)           2,511,000
State-Current                                200,000              184,000              107,000
                                           ---------            ---------            ---------
Total from Continuing Operations           3,039,000            1,317,000            1,640,000

Discontinued Operations                           --                   --               14,000
                                           ---------            ---------            ---------
                                          $3,039,000           $1,317,000           $1,654,000
                                           =========            =========            =========


         A reconciliation of expected income tax expense computed by applying the United States federal statutory income tax rate of 34% to earnings from continuing operations before income taxes to tax expense from continuing operations in the accompanying consolidated statements of operations follows:



                                                              Year Ended December 31,
                                                   2005                2004               2003
                                                   ----                ----               ----

Expected federal income tax expense from
  continuing operations                          $2,889,000         $1,179,000         $1,500,000
State taxes                                         132,000            121,000             72,000
Minority interest                                        --                 --             67,000
Other, net                                           18,000             17,000              1,000
                                                 ----------         ----------         ----------
                                                 $3,039,000         $1,317,000         $1,640,000
                                                 ==========         ==========         ==========

         The tax effect of temporary differences that gives rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below:

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005, 2004 and 2003

                                                                       Year Ended December 31,
                                                                  --------------------------------
                                                                     2005                  2004
                                                                     ----                  ----
Current deferred tax assets (liabilities):
   Accrued expenses                                               $ 334,000             $ 113,000
   Allowance for doubtful accounts                                   21,000                11,000
                                                                  ---------             ---------
       Total current deferred tax asset                             355,000               124,000
                                                                  =========             =========
Non-current deferred tax assets (liabilities):
   Write-off of investment in excess of tax loss                    946,000               873,000
   Other investments                                                     --                 8,000
   Sales/Leaseback deferred income                                  159,000               378,000
   Investment in available-for-sale securities                     (175,000)             (677,000)
   Market value allowance on investments                           (251,000)           (1,072,000)
   Other                                                            168,000               136,000
   Tax depreciation in excess of book                              (161,000)             (128,000)
                                                                  ---------             ---------
       Total non-current net deferred tax liability                 686,000              (482,000)
                                                                  =========             =========

Net deferred tax asset (liability)                              $ 1,041,000             $(358,000)
                                                                  =========             =========


         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences at December 31, 2005.

(11)     EMPLOYEE BENEFIT PLANS

         We have an employee benefit plan qualifying under Section 401(k) of the Internal Revenue Code for all eligible employees. Employees become eligible upon meeting certain service and age requirements. Employee deferrals may not exceed $14,000 in 2005 unless participant is over age 50, in which case the maximum deferral is $18,000. We may, at our discretion, contribute up to 200% of the employees' deferred amount. For the years ended December 31, 2005, 2004 and 2003 our contributions aggregated $208,000, $170,000 and $176,000, respectively.

         In December 2004, the Board of Directors approved the "American Physicians Service Group, Inc. Affiliate Group Deferred Compensation Master Plan" ("Deferred Compensation Plan"), a non-qualified compensation plan designed to give us more flexibility in compensating key employees and directors through ownership of our common stock. The adoption of the Deferred Compensation Plan was approved by our shareholders at the 2005 Annual Meeting. Under the Deferred Compensation Plan we may elect to

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005, 2004 and 2003

(11)     EMPLOYEE BENEFIT PLANS, continued

         defer a portion of an employee's incentive compensation or director's board compensation in the form of a deferred stock grant. Shares become eligible for withdrawal with the passage of time and participants may withdraw eligible shares upon attaining the age of sixty or upon leaving our service. Plan participants may withdraw all shares granted to them ratably over four years, provided they have entered into a non-competition agreement with us. We plan for this to be an unfunded plan. Shares to be withdrawn will be purchased in the open market or issued from the authorized shares. In 2005, a total of 21,108 shares were awarded, for which we recorded an expense of $252,000.

(12)     STOCK OPTIONS

         We have adopted, with shareholder approval, the "2005 Incentive and Non-Qualified Stock Option Plan" ("Incentive Plan"). The Incentive Plan provides for the issuance of up to 350,000 shares of common stock to our directors and key employees. A total of 113,000 of these options have been granted as of December 31, 2005, all of which are exercisable. Simultaneously with shareholder approval of the Incentive Plan, we cancelled the 149,000 shares not granted under the "1995 Incentive and Non-Qualified Stock Option Plan" ("the 1995 Plan"). Under the 1995 Plan 460,000 options remain unexercised, of which 370,000 are exercisable at December 31, 2005.

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

         Presented below is a summary of the stock options held by our employees and our directors and the related transactions for the years ended December 31, 2005, 2004 and 2003.

                                                                     Years Ended December 31,
                                ----------------------------        ---------------------------       --------------------------
                                           2005                               2004                               2003
                                ----------------------------        ----------------------------      --------------------------
                                                   Weighted                          Weighted                           Weighted
                                                    Average                           Average                            Average
                                                   Exercise                          Exercise                           Exercise
                                  Shares             Price            Shares           Price              Shares         Price
                                ----------       ----------         ----------      ----------         -----------      ----------
Balance at January 1              721,000          $ 6.04              815,000        $ 4.49             939,000         $ 3.51
Options granted                   113,000           11.60              146,000          9.93             330,000           6.46
Options exercised                (251,000)           4.13             (240,000)         3.16            (378,000)          3.57
Options repurchased                    --              --                   --            --             (15,000)          4.29

Options forfeited/expired         (10,000)           9.10                   --            --             (61,000)          5.73
                                 ---------          -----            ---------       --------           ---------        ------
Balance at December 31            573,000           $7.92              721,000         $6.04             815,000          $4.49
                                 =========          =====            =========       ========           =========        ======

Options exercisable               483,000           $7.96              389,000         $5.80             289,000          $3.01
                                 =========          =====            =========       ========           =========        ======

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005, 2004 and 2003

(12)     STOCK OPTIONS, continued

         The weighted average fair value (the theoretical option value calculated using the Black Scholes option pricing model) of Company stock options granted is $3.19, $3.58 and $2.20 per option during the years ended December 31, 2005, 2004 and 2003, respectively. In this case, as of December 31, 2005, the weighted average theoretical option value per share of Company stock options ($14.79) less the weighted average exercise price of options granted ($11.60) equals the weighted average fair value of options granted ($3.19).

         The following table summarizes the Company's options outstanding and exercisable options at December 31, 2005:


                              Stock Options Outstanding                       Stock Options Exercisable
                         ------------------------------------------          ------------------------------
                                          Average          Weighted                            Weighted
                                         Remaining          Average                             Average
   Range of                             Contractual        Exercise                            Exercise
Exercise Prices          Shares            Life              Price              Shares           Price
---------------          --------       ----------        ----------          --------        ----------
$2.50 to $9.00           209,000         1.6 years           $4.00             179,000           $3.95
$9.01 to $11.95          364,000         3.8 years          $10.17             304,000          $10.31
                         --------                                             --------
Total                    573,000                                               483,000
                         ========                                             ========



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

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005, 2004 and 2003

(13)     DISCONTINUED OPERATIONS, continued


         The accompanying financial statements reflect the financial position, results of operations and cash flows of APS Consulting as discontinued operations.


(14)     REPURCHASE OF MINORITY INTEREST

         On October 1, 2003 we purchased for $2,050,000 cash the 20% interest in APS Insurances Services, Inc., which was owned by FPIC Insurance Group, Inc. ("FPIC"). We believe the acquisition provided us more control over operating decisions and improved our earnings and return on capital with minimal risk. As a result of this transaction, we now own a 100% interest in APS Insurance Services. Prior to our repurchase of the minority interest, we consolidated the assets, liabilities and operations of APS Insurance Services and recorded 20% of its after tax net income as minority interest. As a part of the purchase agreement we maintained an agreement with FPIC that limits them from competing with us in Texas through February 2007. The Company has assigned a value of $410,000 to this non-compete agreement based on a determination by an outside consulting firm. The agreement is being amortized on the straight-line method through its expiration in 2007.

         The total cost of the acquisition was $2,050,000 and was allocated to the 20% interest acquired in APS Insurance Services based on the fair values of its net assets on the date of acquisition, in accordance with the purchase method of accounting for business combinations.



         A summary of the purchase price allocation for this transaction is as follows:

           Purchase price of 20% interest                       $2,050,000
           Basis of recorded minority interest                    (393,000)
           Allocated to non-competition agreement                 (410,000)
                                                                 ----------
           Excess of purchase price over
             assets acquired (goodwill)                          $1,247,000
                                                                 ==========


         Other intangible assets as of December 31, 2005 and 2004, subject to amortization expense, contains the following:


                                                             Gross Carrying          Accumulated
For the year ended December 31, 2005                             Amount              Amortization               Net
------------------------------------                      --------------------    ------------------     -----------------
Non-compete                                                         $ 410,000             $ 270,000             $ 140,000
Managing general agent license                                        160,000                38,000               122,000
                                                          --------------------    ------------------     -----------------
   Total                                                              570,000               308,000               262,000
                                                          ====================    ==================     =================

For the year ended December 31, 2004
Non-compete                                                         $ 410,000             $ 149,000             $ 261,000
Managing general agent license                                        160,000                34,000               126,000
                                                          --------------------    ------------------     -----------------
   Total                                                              570,000               183,000               387,000
                                                          ====================    ==================     =================

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005, 2004 and 2003

(14)     REPURCHASE OF MINORITY INTEREST, continued



         We assume no residual value and estimate annual amortization expense over the remaining life of the non-compete agreement to be as follows:


                  Year                           Amount
                  ----                          -------
                  2006                          120,000

                  2007                           20,000



         The unaudited pro forma income statement data below for the year ended December 31, 2003 show the impact of the repurchase as if it had happened prior to the reporting periods:

                                                           2003
Revenue:                                               ------------
   As reported                                         $30,449,000
   Pro forma                                           $30,449,000

Net earnings as reported                                $2,799,000

Add:  Minority Interest attributable
      to APS Insurance Services,
      net of income taxes                                $ 197,000
                                                        ----------
Pro forma net earnings                                 $ 2,996,000
                                                       ===========
Earnings per share:
      Basic - as reported                                    $1.27
                                                            ======
      Basic - pro forma                                      $1.36
                                                            ======
      Diluted - as reported                                  $1.14
                                                            ======
      Diluted - pro forma                                    $1.22
                                                            ======

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005, 2004 and 2003

(15)     Investment in Unconsolidated Affiliates


         For the year ended December 31, 2005, 2004 and 2003, respectively, our equity in the earnings of unconsolidated affiliates consisted of the following:


                                                   December 31,
                                                -------------------
                                        2005           2004           2003
                                        ----           ----           ----

Prime Medical Services, Inc.         $    --       $    --         $      --

Uncommon Care                             --            --         $ 260,000
                                     --------      --------        ----------

  Earnings                           $    --       $    --         $ 260,000
                                     ========      ========        ==========


         On October 12, 1989, we purchased 3,540,000 shares (42%) of the common stock of Prime Medical. In the ensuing years, the sale of stock, stock exchanges and stock issuances reduced our ownership and at December 31, 2005 our holdings stood at 143,000 or less than 1% of the common stock outstanding.


         In connection with the sales of Prime Medical (or HealthTronics as of 2004) shares during the year, we recognized gains of $3,020,000 in 2005, $245,000 in 2004, and $64,000 in 2003. The gains are classified as "Gain on Sale of Investments" in the accompanying consolidated financial statements. Changes in market value of our HealthTronics shares are included in shareholders' equity as "accumulated other comprehensive income."


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

         We recorded $24,000 and $75,000 in 2005 and 2004, respectively, as gain on forgiveness of debt. These gains represent that amount of liability that was released in the respective periods by participants in our loan to a former affiliate, net of any interest due them fro prior period payments made by that affiliate. Due to poor operating results, Uncommon Care was in default and not making scheduled payments under its loan agreement with us in which the participations had been sold. As a result, the loan participants released us from any obligations under thee participation agreements. The $24,000 recorded in 2005 represents the final loan obligation to be released.

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005, 2004 and 2003

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

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005, 2004 and 2003


                                                                           2005                   2004                  2003
                                                                           ----                   ----                  ----
Operating Revenues
 Financial services                                                   $ 18,459,000           $ 16,705,000          $ 19,623,000
 Insurance services                                                     15,514,000             15,316,000            10,826,000
 Other                                                                   1,600,000              4,760,000             2,567,000
                                                                        ----------             ----------           -----------
                                                                      $ 35,573,000           $ 36,781,000          $ 33,016,000
                                                                       ===========           ============          ============

Reconciliation to Consolidated Statements of Operations:
 Total segment revenues                                                 35,573,000             36,781,000            33,016,000
  Less: intercompany dividends                                          (1,600,000)            (4,760,000)           (2,567,000)
                                                                       -----------            -----------           -----------
Total Revenues                                                        $ 33,973,000           $ 32,021,000          $ 30,449,000
                                                                       ===========           ============          ============
Operating Income (Loss):
 Financial services                                                      2,196,000              2,167,000             3,039,000
 Insurance services                                                      5,252,000              5,348,000             2,985,000
 Other                                                                  (1,003,000)             2,589,000               506,000
                                                                        ----------            -----------              -------
                                                                       $ 6,445,000           $ 10,104,000           $ 6,530,000
                                                                       ===========           ============           ===========
Reconciliation to Consolidated Statements of Operations:
 Total segment operating profit                                        $ 6,445,000           $ 10,104,000           $ 6,530,000
  Less: intercompany dividends                                          (1,600,000)            (4,760,000)           (2,567,000)
                                                                        ----------            -----------            ----------
    Operating income                                                     4,845,000              5,344,000             3,963,000
Gain (loss) on investments                                               2,943,000             (2,322,000)              127,000
Gain on extinguishment of debt                                              24,000                 75,000                    --
                                                                        ----------              ---------             ---------
Income from continuing operations before interest, income taxes, minority interests and equity in gain
 and loss of unconsolidated affiliates                                   7,812,000              3,097,000             4,090,000
Interest income                                                            587,000                365,000               304,000
Other income                                                               124,000                 15,000               (38,000)
Interest expense                                                            10,000                  7,000                 7,000
Income tax expense                                                       3,039,000              1,317,000             1,640,000

Minority interests                                                          14,000                  1,000               197,000
Equity in profit (loss) of affiliates                                           --                     --               260,000
                                                                         ---------              ---------              --------
Income from continuing operations                                        5,460,000              2,152,000             2,772,000

Gain on disposal of discontinued operations,
 net of income tax                                                              --                     --                27,000
                                                                        ----------             ----------            ----------
Net income                                                             $ 5,460,000            $ 2,152,000           $ 2,799,000
                                                                       ===========           ============           ===========

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005, 2004 and 2003

(16)     SEGMENT INFORMATION, continued


                                                                      2005                     2004                     2003
                                                                      ----                     ----                     ----
Identifiable assets:
  Financial services                                              $ 6,061,000              $ 5,106,000             $ 4,970,000
  Insurance services:
    Intangible assets                                               1,387,000                1,507,000               1,627,000
    Other                                                           5,033,000                4,526,000               3,965,000
  Corporate:
    Investment in available for sale securities                    18,263,000               14,320,000               9,626,000
    Other                                                           2,761,000                4,984,000               5,450,000
                                                                   ----------               ----------               ---------
                                                                 $ 33,505,000             $ 30,443,000            $ 25,638,000
                                                                 ============            =============            ============

Capital expenditures:
  Financial services                                                 $ 47,000                 $ 10,000                $ 32,000
  Insurance Services                                                  187,000                  362,000                 160,000
  Corporate                                                            73,000                   49,000                  31,000
  Discontinued Operations                                                   -                        -                  96,000
                                                                      -------                  -------                 -------
                                                                    $ 307,000                $ 421,000               $ 319,000
                                                                    =========               ==========               =========

Depreciation/amortization expenses:
  Financial services                                                $  28,000                 $ 27,000                $ 31,000
  Insurance Services                                                  274,000                  217,000                 110,000
  Corporate                                                            62,000                   60,000                  65,000
  Discontinued Operations                                                   -                        -                       -
                                                                      -------                 --------                 -------
                                                                    $ 364,000                $ 304,000               $ 206,000
                                                                    =========                =========               =========


         During the years ended December 31, 2005, 2004 and 2003, a single customer represented 46% ($15,514,000), 48% ($15,316,000) and 36%
         ($10,826,000) of our consolidated revenues.

         At December 31, 2005, 2004 and 2003 we had long-term contracts with that customer and were therefore not vulnerable to the risk of a near-term severe impact from a reasonably possible loss of the revenue. However, should that customer default or be unable to satisfy its contractual obligations, there would be a material adverse effect on our financial condition and results of operations.

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

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005, 2004 and 2003

(17)     NET INCOME PER SHARE

         Basic income per share are based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares, including options. A reconciliation of income and average shares outstanding used in the calculation of basic and diluted earnings per share from continuing and discontinued operations follows:


                                                                     For the Year Ended December 31, 2005
                                                             ----------------------------------------------------
                                                                Income                Shares           Per-Share
                                                              (Numerator)          (Denominator)        Amount
                                                             -----------------------------------------------------
Income from continuing operations                            $ 5,460,000
Basic EPS:
Income available to common stockholders                        5,460,000             2,688,000          $2.03
                                                                                                        =====
Effect of dilutive securities                                         --               243,000
                                                               ---------            ----------
Diluted EPS:
Income available to common stockholders                      $ 5,460,000             2,931,000          $1.86
                                                              ==========            ==========          =====


                                                                      For the Year Ended December 31, 2004
                                                             ----------------------------------------------------
                                                                Income                Shares           Per-Share
                                                              (Numerator)          (Denominator)         Amount
                                                             -----------------------------------------------------
Income from continuing operations                            $ 2,152,000
Basic EPS:
Income available to common stockholders                        2,152,000             2,545,000          $0.85
                                                                                                        =====
Effect of dilutive securities                                         --               293,000
                                                               ---------            ----------
Diluted EPS:
Income available to common stockholders                      $ 2,152,000             2,838,000          $0.76
                                                              ==========            ==========          =====


                                                                      For the Year Ended December 31, 2003
                                                             ------------------------------------------------------
                                                                Income                Shares           Per-Share
                                                              (Numerator)          (Denominator)         Amount
                                                             ------------------------------------------------------
Income from continuing operations                            $ 2,772,000
Discontinued operations, net of tax                               27,000
Basic EPS:
Income available to common stockholders                        2,799,000             2,207,000          $1.27
                                                                                                        =====
Effect of dilutive securities                                         --               242,000
                                                               ---------            ----------
Diluted EPS:
Income available to common stockholders                      $ 2,799,000             2,449,000          $1.14
                                                              ==========            ==========          =====

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005, 2004 and 2003

 (18)    SHAREHOLDERS' EQUITY

         The following table presents changes in shares outstanding for the period from December 31, 2003 to December 31, 2005:


                                             Common
                                             Shares            Treasury
                                           Outstanding           Stock
                                          -------------        ---------

Balance December 31, 2002                   2,133,843                 --
Options excercised                            377,800                 --
Treasury stock purchases                           --             56,976
Treasury stock retirements                    (56,976)           (56,976)
                                            ---------           --------
Balance December 31, 2003                   2,454,667                 --
                                            =========           ========

Options excercised                            240,200                 --
Treasury stock purchases                           --             70,495
Treasury stock retirements                    (70,495)           (70,495)
                                            ---------           --------
Balance December 31, 2004                   2,624,372                 --
                                            =========           ========

Options excercised                            251,000                 --
Deferred compensation                          47,855                 --
Treasury stock purchases                           --            139,107
Treasury stock retirements                   (139,107)          (139,107)
                                            ---------           --------
Balance December 31, 2005                   2,784,120                 --
                                            =========           ========


(19)  SUPPLEMENTAL CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

          Quarter to quarter comparisons of results of operations have been and may be materially impacted by bond market conditions and whether or not there are profits at the medical malpractice insurance company which we manage and whose profits we share. We believe that the historical pattern of quarterly sales and income as a percentage of the annual total may not be indicative of the pattern in future years. The following tables set forth selected quarterly consolidated financial information for the years ended December 31, 2005, 2004 and 2003:

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005, 2004 and 2003


                                                      (In thousands, except per share data)

2005                                          First           Second          Third          Fourth
                                              Quarter         Quarter         Quarter        Quarter
                                              -------         -------        --------        --------

Revenues                                      $ 6,662         $ 7,033        $ 9,182        $ 11,096

Net Income                                        853           1,367          1,395           1,845

Basic net income per share:                    $ 0.32          $ 0.51         $ 0.52          $ 0.67

Diluted income  per share:                     $ 0.30          $ 0.48         $ 0.48          $ 0.64


2004

Revenues                                      $ 7,290         $ 7,295        $ 7,593         $ 9,843

Net Income                                        694             689           (834)          1,603

Basic net income per share:                    $ 0.28          $ 0.28        $ (0.32)         $ 0.62

Diluted income  per share:                     $ 0.25          $ 0.25        $ (0.32)         $ 0.58



          Results for the fourth quarter of 2005, 2004 and 2003 include profit sharing with APIE totaling $2,007,000, $1,929,000 and $722,000, respectively.

          Certain amounts previously classified as cost of revenues at Insurance Services have been classified as general and administrative in the consolidated statements of income for the years ended 2004 and 2003. For the year ended December 31, 2004 the amount of reclassifications totaled $590,000. For the year ended December 31, 2003 the amount of reclassifications totaled $741,000.

(20)     CONCENTRATION OF CREDIT RISK

         Marketable securities
         ---------------------
         As of December 31, 2005 we owned marketable securities of HealthTronics and Financial Industries Corporation with a combined fair market value of $4,291,000, or approximately 13% of our total assets. An event having a material adverse effect on HealthTronics and/or Financial Industries, and resulting in a devaluation of their securities could also have a material adverse effect on our results of operations.

         Geographic concentration of insurance services
         ----------------------------------------------
         Most of the managed insurance company's business is concentrated in Texas. Regulatory or judicial actions in that state that affected rates, competition, or tort law could have a significant impact on the insurance company's business. Consequently, our insurance management business, which is based on the premiums and profitability of the managed company, could be adversely affected.

         Financial market concentration of investment services
         -----------------------------------------------------
         Investment Services derives most of its revenue through commissions earned on the trading of fixed-income securities. Should conditions reduce the market's demand for fixed-income products, and should Investment Services be unable to shift it emphasis to other financial products, it could have a material adverse impact on our financial condition and results of operations.

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005, 2004 and 2003

(21)     OTHER COMPREHENSIVE INCOME

         The following chart discloses the reclassification adjustments for gains and losses included in net income during the years ended December 31:


                                                                                     Tax
                                                               Before-Tax         (Expense)         Net-of-Tax
                                                                 Amount           or Benefit          Amount
2005                                                            --------         ----------         ----------
----
Unrealized holding gains
  arising during the period                                           $254             ($87)             $167
Reclassification adjustment for gains
  included in net income                                            (2,667)             907            (1,760)
                                                                  --------          -------           -------
Net unrealized losses on securities                                ($2,413)            $820           ($1,593)
                                                                  ========          =======           =======

2004
----
Unrealized holding gains
  arising during the period                                         $1,393            ($474)             $919
Reclassification adjustment for losses
  included in net income                                             2,322             (789)            1,533
                                                                  --------          -------           -------
Net unrealized gains on securities                                  $3,715          ($1,263)           $2,452
                                                                  ========          =======           =======

2003
----
Unrealized holding losses
  arising during the period                                        ($3,246)          $1,104           ($2,142)
Reclassification adjustment for gains
  included in net income                                               (89)              30               (59)
                                                                  --------          -------          --------
Net unrealized losses on securities                                ($3,335)          $1,134           ($2,201)
                                                                  ========          =======          ========

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
            American Physicians Service Group, Inc. and Subsidiaries
                  Years Ended December 31, 2005, 2004 and 2003

(in thousands)


                                         Balance at                                     Balance
                                          Beginning       Costs and                     at End
                                           of Year         Expenses      Deductions     of Year
                                        ------------------------------------------------------------

Allowance for Doubtful Accounts

     2005                                        $ 14           $  -             $ 6           $  8
                                        ==============  =============  ==============  =============

     2004                                        $  -           $ 47            $ 33           $ 14
                                        ==============  =============  ==============  =============

     2003                                        $ 64           $ 15            $ 79           $  -
                                        ==============  =============  ==============  =============