Form 10-Q
period 2006-03-31
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 2006-05-11
CIK 724024

=============================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED
                                 MARCH 31, 2006

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

                                                     NUMBER OF SHARES
                                                      OUTSTANDING AT
     TITLE OF EACH CLASS                                May 1, 2006
     --------------------                            ----------------
Common Stock, $.10 par value                             2,748,172

=============================================================================

                                     PART I

                             FINANCIAL INFORMATION

Item 1 - Financial Statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(In thousands, except per share data)

                                                    Three Months Ended
                                                         March 31,
                                            ------------------------------------
                                                  2006                2005
                                               ----------           --------
Financial services                               $3,578              $3,267
Insurance services                                3,655               3,395
                                                 ------              ------
   Total revenues                                 7,233               6,662

Expenses:
Financial services                                3,285               2,950
Insurance services                                2,754               2,503
General and administrative                          518                 667
Gain on sale of assets (Note 4)                       -                 (35)
                                                 ------              ------
   Total expenses                                 6,557               6,085
                                                 ------              ------

Operating income                                    676                 577
Gain on investments (Note 5)                          7                 630
Loss on impairment of investment (Note 6)             -                 (39)
                                                 ------              ------

Income from operations before interest,
  income taxes and minority interest                683               1,168

Interest income                                     197                 122
Other income                                          6                  55
Interest expense                                      -                   4
Income tax expense                                  323                 477
Minority interests                                    1                  11
                                                 ------              ------

    Net income                                     $562                $853
                                                 ======              ======



The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, continued
                                   (Unaudited)

(In thousands, except per share amounts)

                                                   Three Months Ended
                                                        March 31,
                                                ------------------------
                                                 2006              2005
                                                ------            ------
Net income per common share

Basic:
   Income from operations                       $ 0.20            $ 0.32
                                                ------            ------
       Net income                               $ 0.20            $ 0.32
                                                ======            ======

Diluted:
   Income from operations                       $ 0.19            $ 0.30
                                                ------            ------
       Net income                               $ 0.19            $ 0.30
                                                ======            ======

Basic weighted average shares
    outstanding                                  2,762             2,642
                                                ======            ======
Diluted weighted average
    shares outstanding                           2,909             2,867
                                                ======            ======




The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


(In thousands)

                                                                      March 31,                 December 31,
                                                                        2006                        2005
                                                                    ------------                ------------
ASSETS

Current Assets:
  Cash and cash equivalents                                             $6,466                      $6,680
  Trading account securities                                                90                          --
  Trade receivables, net                                                   317                          42
  Notes receivable - current                                               645                         599
  Management fees and other receivables                                    991                       3,192
  Deposit with clearing organization                                       501                         501
  Investment in available-for-sale fixed
    income securities - current (Note 8)                                11,154                       9,662
  Net deferred income tax asset                                            342                         355
  Prepaid expenses and other                                               966                         632
                                                                       -------                      ------
      Total current assets                                              21,472                      21,663


Notes receivable, less current portion                                     405                         326
Property and equipment, net                                                669                         687
Investment in available-for-sale equity
  securities (Note 7)                                                    5,191                       5,017
Investment in available-for-sale fixed
  income securities - non-current (Note 8)                               3,353                       3,584
Net deferred income tax asset                                              560                         686
Goodwill                                                                 1,247                       1,247
Other assets                                                               252                         295
                                                                       -------                     -------
Total Assets                                                           $33,149                     $33,505
                                                                       =======                     =======






The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS, continued
                                   (Unaudited)

(In thousands, except share data)

                                                                                      March 31,             December 31,
                                                                                        2006                    2005
                                                                                      ---------             ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                        $851                    $736
  Accrued incentive compensation                                                           612                   2,595
  Accrued expenses and other liabilities (Note 9)                                        3,171                   1,912
  Federal income tax payable                                                               185                      71
  Deferred gain - current                                                                  328                     469
                                                                                       -------                 -------
      Total current liabilities                                                          5,147                   5,783

Long term liabilities                                                                       --                      --
                                                                                       -------                 -------
      Total liabilities                                                                  5,147                   5,783

Minority interests                                                                          16                      15
Commitments and contingencies (Note 3)

Shareholders' Equity:
  Preferred stock, $1.00 par value, 1,000,000
    shares authorized, none issued or outstanding                                           --                       --
  Common stock, $0.10 par value, shares authorized 20,000,000;
    2,754,472 and 2,784,120 issued and outstanding
    at 3/31/06 and 12/31/05, respectively                                                  275                     278
  Additional paid-in capital                                                             7,826                   8,204
  Retained earnings                                                                     19,300                  18,737
  Accumulated other comprehensive income,
     net of taxes                                                                          585                     488
                                                                                       -------                 -------
      Total shareholders' equity                                                        27,986                  27,707
                                                                                       -------                 -------
Total Liabilities and Shareholders' Equity                                             $33,149                 $33,505
                                                                                       ========                =======





The accompanying notes are an integral part of these condensed consolidated financial statements.

                  AMERICAN PHYSICIANS SERVICE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Three Months Ended March 31,
                                                                                             2006                 2005
                                                                                            ------               ------
Cash flows from operating activities:
     Net Income                                                                              $ 562                $ 853

     Adjustments to reconcile net income to cash
        provided by (used in) operating activities:
           Depreciation and amortization                                                       106                   67
           Extinguishment of debt and other                                                    108                   63
           Common stock awarded                                                                102                  159
           Gain on sale of assets                                                               --                  (35)
           Deferred gain on sale of building                                                  (141)                (122)
           Gain on sale of investment                                                           (7)                (630)
           Loss on impairment of investment                                                     --                   39
     Changes in operating assets and liabilities:
           Trade receivables                                                                  (275)                  15
           Trading account securities                                                          (90)                  --
           Income tax payable                                                                  (90)                 514
           Deferred income tax                                                                 139                 (278)
           Deferred compensation                                                                23                   --
           Management fees & other receivables                                               2,201                  811
           Prepaid expenses & other assets                                                    (344)                (271)
           Trade payables                                                                      115                  (41)
           Accrued expenses & other liabilities                                               (604)              (2,311)
                                                                                            ------               ------
              Net cash provided by (used in) operating activities                            1,805               (1,167)

Cash flows from investing activities:
     Capital expenditures                                                                      (57)                 (94)
     Proceeds from the sale of available-for-sale equity
        and fixed income securities                                                          2,741                1,154
     Purchase of available-for-sale equity securities                                       (3,987)              (4,616)
     Funds loaned to others                                                                   (243)                (381)
     Collection of notes receivable                                                             10                   60
                                                                                            ------               ------
              Net cash used in  investing activities                                        (1,536)              (3,877)

Cash flows from financing activities:
     Exercise of stock options                                                                  64                   17
     Purchase and cancellation of treasury stock                                              (577)                (258)
     Stock options expensed                                                                     27                   --
     Excess tax benefits from stock-based compensation                                           3                   --
                                                                                            ------               ------
              Net cash provided by (used in) financing activities                             (483)                (241)

Net change in cash and cash equivalents                                                    $  (214)            $ (5,285)

Cash and cash equivalents at beginning of period                                             6,680                9,673
                                                                                            ------               ------
Cash and cash equivalents at end of period                                                 $ 6,466              $ 4,388
                                                                                            ======               ======





The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
                           COMPREHENSIVE INCOME (LOSS)
          For the three months ended March 31, 2005 and March 31, 2006
                                   (Unaudited)

(In thousands)

                                                                                             Accumulated
                                                Additional                                      Other                       Total
                                      Common     Paid-In      Retained    Comprehensive     Comprehensive   Treasury   Shareholders'
                                      Stock      Capital      Earnings    Income (loss)     Income (loss)     Stock          Equity
                                    ------------------------------------------------------------------------------------------------
Balance December 31, 2004              $ 265     $ 7,919      $ 13,948          $  --          $ 2,081         $ --        $ 24,213
                                    ------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                             --           --          853           $ 853             --              --            853
  Other comprehensive income:
    Unrealized loss on  securities,
    net of taxes of $200                 --           --            --           (389)           (389)            --           (389)
                                                                                ------

Comprehensive income:                    --           --            --          $ 464              --             --             --
                                                                               ======
Stock options exercised                  --           17            --             --              --             --             17
Treasury stock purchases                 --           --            --             --              --           (258)          (258)
Cancelled treasury stock                 (2)        (256)           --             --              --            258             --
Stock awarded                             1          158            --             --              --             --            159
                                    ------------------------------------------------------------------------------------------------
Balance March 31, 2005                $ 264      $ 7,838       $14,801           $ --          $ 1,692          $ --       $ 24,595
                                    ================================================================================================


Balance December 31, 2005             $ 278      $ 8,204      $ 18,737           $ --            $ 488          $ --       $ 27,707
                                    ------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                            --           --            562          $ 562               --            --            562
  Other comprehensive income:
    Unrealized gain on  securities,
    net of taxes of $50                 --           --            --              97               97            --             97
                                                                                 -----

Comprehensive income:                   --           --            --           $ 659               --            --             --
                                                                                 =====
Stock options exercised                  1           63            --              --               --            --             64
Stock options expensed                  --           27            --              --               --            --             27
Tax benefit from exercise
   of stock options                     --            3            --              --               --            --              3
Treasury stock purchases                --           --            --              --               --          (577)          (577)
Cancelled treasury stock                (5)        (572)           --              --               --           577             --
Stock awarded                            1          101            --              --               --            --            102
                                    ------------------------------------------------------------------------------------------------
Balance March 31, 2006               $ 275      $ 7,826       $19,300            $ --            $ 585          $ --       $ 27,986
                                    ================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                AMERICAN PHYSICIANS SERVICE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)


1.  GENERAL

     The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements for the three months ended March 31, 2006 and 2005 reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Such adjustments consist of only items of a normal recurring nature. These consolidated financial statements have not been audited by our independent registered public accounting firm. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

     The notes to consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities Exchange Commission should be read in conjunction with this Quarterly Report on Form 10-Q. There have been no significant changes in the information reported in those notes other than from normal business activities.

     Certain reclassifications have been made to amounts in prior periods to be consistent with the 2006 presentation. A change in segment expenses on page 3 of this report was made which reclassified overhead charges of $181,000 previously allocated to Insurance Services in 2005 to General and Administrative.

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

4.  GAIN ON SALE OF ASSETS

     During the three months ended March 31, 2006, we recognized $141,000 of deferred gain related to the November 2001 sale and subsequent leaseback of real estate to Prime Medical (now called HealthTronics, Inc.). Due to our continuing involvement in the property, we deferred recognizing approximately $2,400,000 of the approximately $5,100,000 gain and are recognizing it in earnings, as a reduction of rent expense, monthly through September 2006. A total of $281,000 remains to be recognized in the coming six months, with the final amount recognized in September, 2006. In addition, 15% of the gain ($760,000) related to our then 15% ownership in the purchaser, was deferred. As our ownership percentage in HealthTronics declines through our sales of HealthTronics common stock, we recognize these gains proportionately to our reduction of our interest in HealthTronics. During the first three months of 2006 we did not recognize any of these deferred gains as no HealthTronics common stock was sold in the period. As of March 31, 2006, there remained a balance of approximately $46,000 to be recognized.

5.  GAIN (LOSS) ON INVESTMENTS

     Our gains resulted primarily from the sales of available-for-sale equity and fixed income securities. During the three months ended March 31, 2006, we received net cash proceeds of approximately $2,741,000 and recognized gains of $7,000 resulting from these sales and scheduled maturities.

6.  LOSS ON IMPAIRMENT OF INVESTMENT

     Although there was no loss taken thus far in 2006, the prior year loss represents an impairment in the value of our investment in FIC common stock. During 2004, the value of our investment in FIC had declined significantly. In October 2004, we determined that this decline in market price should be considered "other than temporary" as defined in Statements of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, as amended. Consequently, we recorded pre-tax charges to earnings totaling $2,567,000 in 2004. These charges reduced our cost basis in FIC from $5,647,000, or $14.67 per share, to $3,080,000, or $8.00 per share which was equal to the quoted market price of FIC shares on December 31, 2004. During the first three months of 2005, we took additional pre-tax charges to earnings totaling $39,000, and ultimately a total of $135,000 during all of 2005, further reducing our cost basis in FIC to $2,945,000, or $7.65 per share. While we currently continue to have the ability and the intent to hold the stock indefinitely, we concluded that the additional uncertainty created by FIC's late filings, together with the lack of its current financial information, dictated that the 2004 and 2005 declines should be viewed as other than temporary. In July 2005, FIC was able to file its 2003 Form 10-K but has yet to file any 2004 or 2005 Forms 10-Q or 10-K and thus continues to be de-listed on the NASDAQ Stock Market.

7.  INVESTMENT IN AVAILABLE-FOR-SALE EQUITY SECURITIES

     A portion of this balance sheet account is comprised of our investment in FIC common stock. As mentioned in Footnote 6 above, during 2005 and 2004, we recognized "other than temporary" impairment losses and, accordingly, our original cost basis in the 385,000 shares of FIC common stock we own has been reduced from $14.67 per share to $7.65 per share during 2005. The effect of any "other than temporary" impairment loss is to reclassify from accumulated other comprehensive income the unrealized loss to realized loss in the statement of operations. We classify all of these shares as securities available-for-sale and record temporary unrealized changes in their value, net of tax, in our balance sheet as part of Accumulated Other Comprehensive Income (Loss) in Stockholders' Equity. Changes in their fair market value deemed to be "other than temporary" are charged to earnings in the period that the determination was made. As FIC was trading above $7.65 per share at March 31, 2006, no impairment charges were necessary.


8.  INVESTMENT IN AVAILABLE-FOR-SALE FIXED INCOME SECURITIES

     We have invested primarily in U.S. government-backed securities with maturities varying from one to two years, as well as three corporate bonds with Standard and Poor's ratings of no lower than B (investment grade).


9.  ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consists of the following:

                                     March 31               December 31
                                       2005                     2005
                                     --------                ----------
Commissions payable                 $ 623,000               $ 1,258,000
Customer deposits                   1,960,000                        --
Taxes payable                         246,000                   219,000
Vacation                              161,000                   161,000
401(k) plan matching                   91,000                   208,000
Other accrued liabilities              90,000                    66,000
                                   ----------                 ---------
                                   $3,171,000               $ 1,912,000
                                   ==========                 ==========

10.   NET INCOME PER SHARE

     Basic income per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted income per share reflects dilution from all contingently issuable shares, such as options and convertible debt. A reconciliation of earnings and weighted average shares outstanding used in the calculation of basic and diluted earnings per share from operations follows:

                                    For the Three Months Ended March 31, 2006
                                   --------------------------------------------
                                     Income            Shares         Per Share
                                   (Numerator)      (Denominator)       Amount
                                    ---------        -----------      --------
Basic EPS
  Net income                        $ 562,000          2,762,000        $ 0.20
                                                                        ======

Diluted EPS
  Effect of dilutive securities            --            147,000
                                     --------          ---------

  Net income                        $ 562,000          2,909,000        $ 0.19
                                     ========          =========        ======





                                     For the Three Months Ended March 31, 2005
                                   --------------------------------------------
                                      Income           Shares         Per Share
                                    (Numerator)     (Denominator)      Amount
                                     ---------       ----------        -------
Basic EPS
  Net income                         $ 853,000         2,642,000        $ 0.32
                                                                        ======

Diluted EPS
  Effect of dilutive securities             --           225,000
                                     ---------         ---------

  Net income                         $ 853,000         2,867,000        $ 0.30
                                     =========         ==========       ======

11.    SEGMENT INFORMATION

The Company's segments are distinct by type of service provided. Comparative financial data for the three months period ended March 31, 2006 and 2005 are shown as follows:


                                                Three months ended March 31,
                                                2006                  2005
                                              --------             -----------
  Operating Revenue:
    Financial services                       $ 3,578,000           $ 3,267,000
    Insurance services                         3,655,000             3,395,000
    Corporate                                  2,100,000                    --
                                              ----------            ----------
  Total Segment Revenues                     $ 9,333,000           $ 6,662,000
                                              ==========            ==========

  Reconciliation to Consolidated
   Statement of Operations:
     Total segment revenues                  $ 9,333,000           $ 6,662,000
     Less: Intercompany dividends             (2,100,000)                   --
                                             -----------           -----------
           Total Revenues                    $ 7,233,000           $ 6,662,000
                                             ===========           ===========

  Operating Income
     Financial services                       $  293,000             $ 317,000
     Insurance services                          901,000               892,000
     Corporate                                  (518,000)             (632,000)
                                              ----------             ---------
  Total segments operating income                676,000               577,000

  Gain on  investments                             7,000               630,000
  Loss on impairment of investment                    --               (39,000)
                                              ----------             ---------

  Income (loss) from operations before
   interest, income taxes and minority
   interest                                      683,000              1,168,000

  Interest income                                197,000                122,000
  Other gain                                       6,000                 55,000
  Interest expense                                    --                  4,000
  Income tax expense                             323,000                477,000
  Minority interest                                    1                     11
                                               ---------              ---------

  Net income                                   $ 562,000              $ 853,000
                                               =========              =========

12.    STOCK-BASED COMPENSATION


     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123 (R)). The standard amends SFAS 123, Accounting for Stock-Based Compensation, and concludes that services received from employees in exchange for stock-based compensation results in a cost to the employer that must be recognized in the financial statements. The cost of such awards should be measured at fair value at grant date.

     On January 1, 2006 we adopted SFAS No. 123R. We use the Black-Scholes-Merton option-pricing model to determine the fair value of stock-based awards, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No, 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. SFAS No. 123R requires that stock-based compensation be recorded for all new and unvested stock options expected to vest as the requisite service is rendered beginning January 1, 2006, the first day of our 2006 fiscal year. Stock-based compensation expense for awards granted on or before December 31, 2005, but unvested as of that date, is based on the grant date fair value as determined under the pro forma provisions of SFAS No. 123. For the three months ended March 31, 2006 we recorded compensation cost related to stock options of $27,000 and a related reduction in income taxes of $10,000. The compensation cost is the total fair value, at date of grant, of shares that vested during the three month period. No compensation costs were capitalized in the three month period ended March 31, 2006.

     During the quarter ended March 31, 2006 7,000 options were exercised with an intrinsic value of $20,000. We received proceeds of $64,000 from the exercise of these options. Based on unvested options outstanding at March 31, 2006 compensation costs to be recorded in future periods are expected to be recognized as follows: 2006, $96,000; 2007, $21,000; 2008, $19,000; and 2009,
$4,000.

     We have adopted, with shareholder approval, the "2005 Incentive and Non-Qualified Stock Option Plan" ("Incentive Plan"). The Incentive Plan provides for the issuance of up to 350,000 shares of common stock to our directors and key employees. A total of 128,000 of these options have been granted as of March 31, 2006, 113,000 of which are exercisable. Under the previous plan, the "1995 Incentive and Non-Qualified Stock Option Plan", 453,000 options remain unexercised, of which 412,000 are exercisable at March 31, 2006. Upon the exercise of an option we issue the shares from our authorized, but un-issued shares.

     The exercise price for each non-qualified option share is determined by the Compensation Committee of the Board of Directors ("the Committee"). The exercise price of a qualified incentive stock option has to be at least 100% of the fair market value of such shares on the date of grant of the option. Under the Plans, option grants are limited to a maximum of ten-year terms; however, the Committee has issued all currently outstanding grants with five-year terms. The Committee also determines vesting for each option grant and traditionally has had options vest in three approximately equal annual installments beginning one year from the date of grant.

       Presented below is a summary of the stock options held by our employees and our directors and the related transactions for the three months ended March
31. 2006 and the year ended December 31, 2005.


                                Three Months Ended              Year Ended
                                      March 31,               December 31,
                                ------------------            ---------------
                                       2006                          2005
                                ------------------            ---------------
                                           Weighted                   Weighted
                                            Average                    Average
                                           Exercise                    Exercise
                                Shares       Price            Shares   Price
                                ------     --------           ------   ------
Balance at January 1           573,000       $7.92           721,000    $6.04
Options granted                 15,000       13.50           113,000    11.60
Options exercised               (7,000)       9.84          (251,000)    4.13
Options forfeited/expired           --          --           (10,000)    9.10
                               -------     --------          -------   ------
Balance at end of period       581,000       $8.04           573,000    $7.92
                               =======       =====           =======    =====
Options exercisable            525,000       $7.78           483,000    $7.96
                               =======       =====           =======    =====


     The weighted average fair value of Company stock options granted is $3.83 and $3.19 per option for the three months ended March 31, 2006 and the year ended December 31, 2005, respectively. The fair value of the options was calculated using the Black-Scholes-Merton option pricing model with the following assumptions:


                                          Three months             Year
                                             ended                ended
                                         March 31, 2006      December 31, 2005
                                         --------------      -----------------
         Expected option term:              3.7 years             3.6 years
         Expected volatility                0.354                 0.363
         Expected dividend yield            1.85%                 2.15%
         Risk-free rate of return           4.72%                 4.33%


The expected volatility assumptions we used are based on the historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options, such estimated life being based on the historical experience of our stock option exercises. The following table summarizes the Company's options outstanding and exercisable options at March 31, 2006:


                      Stock Options Outstanding                                   Stock Options Exercisable
     ------------------------------------------------------------     ---------------------------------------- ------------------
          Shares       Weighted      Aggregate       Average                         Weighted       Aggregate        Average
          ------
                       Average                      Remaining                        Average                        Remaining
                       Exercise      Intrinsic     Contractual                       Exercise       Intrinsic      Contractual
                        Price        Value (1)         Life              Shares       Price         Value (1)          Life
                        -----        ---------         ----              ------       -----         ---------          ----

         581,000        $8.04        3,375,000       2.8 yrs.         525,000          7.78         3,184,000          2.7 yrs.

(1) Based on the $13.85 closing price of our stock at March 31, 2006.


     Prior to the adoption of SFAS No. 123R, we adopted the disclosure-only provision of SFAS No. 123, but applied APB Option No. 25, Accounting for Stock Issued to Employees, in accounting for our stock option plans. No compensation expense was recognized for the three months ended March 31, 2005 under the provisions of APB No. 25. If we had elected to recognize compensation expense for options granted based on their fair values at the grant dates, consistent with Statement 123, net income and earnings per share would have changed to the pro forma amounts indicated below:

                                                            Three Months Ended
                                                                March 31, 2005
                                                            ------------------
    Net income as reported                                        $853,000
    Deduct: Total additional stock-based employee
      compensation expense determined under fair
      value based method for all awards, net of
      related tax effects                                          (53,000)
                                                                   --------

    Pro forma net income                                          $800,000
                                                                   ========

    Net income per share
             Basic - as reported                                      $0.32
                                                                      =====
             Basic - pro forma                                        $0.30
                                                                      =====
             Diluted - as reported                                    $0.30
                                                                      =====
             Diluted - pro forma                                      $0.28
                                                                      =====

13.      RECENT ACCOUNTING PRONOUNCEMENTS

     In February, 2006 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. This Statement Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

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

o APS CLEARING. APS Clearing is dedicated to the clearing and settlement of trades involving syndicated bank loans, trade claims and distressed private loan portfolios. We recognize commissions revenue, and the related compensation expense, when the transaction is complete and fully funded.

o ASSET MANAGEMENT. Asset Management manages fixed income and equity assets for institutional and individual clients on a fee basis. We recognize fee revenues monthly based on the amount of funds under management.


INSURANCE SERVICES. Through Insurance Services we provide management and agency services to medical malpractice insurance companies through the following subsidiary:

o FMI. APS Facilities Management, Inc., dba APMC Insurance Services, Inc., or FMI, provides management and administrative services to APIE, a regional insurance exchange that sells medical professional liability insurance only to its physician subscribers, who pay annual insurance premiums and maintenance fees to APIE. APIE is governed by a physician board of directors. Pursuant to a management agreement and the direction of this board, FMI manages and operates APIE, including performing policy issuance, claims investigation and settlement, and all other management and operational functions. As a management fee, FMI receives a percentage of APIE's earned premiums and a portion of APIE's profit, subject to a cap based on premium levels. We recognize revenues for the management fee portion based on a percentage of earned premium on a monthly basis, and we recognize revenues on profit sharing in the fourth quarter, when it is certain the managed company will have an annual profit. FMI's assets are not subject to APIE policyholder claims.

OTHER

     As of March 31, 2006, we have the following significant investments accounted for as available-for-sale securities: (1) we own approximately 143,000 shares of HealthTronics (formerly Prime Medical) common stock, representing less than 1% of its outstanding common stock, and (2) we own 385,000 shares of Financial Industries Corporation, representing approximately 4% of its outstanding common stock. We account for these investments as available-for-sale securities, which means they are reflected on our consolidated balance sheets at fair value, and fluctuations in fair value are recognized as unrealized gains or losses excluded from earnings and reported as a separate component of stockholders' equity, net of income taxes.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to: impairment of assets; bad debts; income taxes; and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

     Our financial services revenues are composed primarily of commissions on securities trades and clearing of trade claims and asset management fees. Revenues related to securities transactions are recognized on a trade date basis. Revenues from the clearing and settlement of trades involving syndicated bank loans, trade claims and distressed private loan portfolios are recognized when the transaction is complete and fully funded. Asset management fees are recognized as a percentage of assets under management during the period based upon the terms of agreements with the applicable customers.

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

       Stock-Based Compensation

     In December 2004, the FASB issued a revision ("SFAS No. 123(R)") to SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), and the Company was required to adopt SFAS No. 123(R) in the first quarter of 2006. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related Interpretations, and requires that all stock-based compensation, including options, be expensed at fair value, as of the grant date, over the vesting period. Companies are required to use an option pricing model (e.g.:
Black-Scholes or Binomial) to determine compensation expense, consistent with the model previously used in the already required disclosures of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. The adoption of SFAS No. 123(R) has not had a material effect on the Company's financial position, operations or cash flow.

     At March 31, 2006, the Company has several stock-based compensation plans, which are described more fully in Note 12 to the audited consolidated financial statements contained in our most recently filed Annual Report on Form 10-K. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement principles of APB No. 25, under which stock-based employee compensation cost was not reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 123, as amended by SFAS No. 148, the Company provided footnote disclosure of the pro forma stock-based compensation cost, net loss and net loss per share as if the fair-value based method of expense recognition and measurement prescribed by SFAS No. 123 had been applied to all employee options.

     As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company's net gain for the quarter ended March 31, 2006 is $27,000 less than it would have been if the Company had continued to account for stock-based compensation under APB No. 25. Basic and diluted net income per share would be unchanged if the Company had not adopted SFAS No. 123(R). The adoption of SFAS No. 123(R) had minimal effect on the Company's Statement of Cash Flows, as there were minimal exercises of stock options in the three months ended March 31, 2006.

RESULTS OF OPERATIONS

REVENUES

     Revenues from operations increased $571,000 (9%) in the three months ended March 31, 2006, respectively, compared to the same period in 2005. Our operating income increased $99,000 (17%) in the current year three months compared to the same period in 2005. Our net income decreased $291,000 (34%) in the current year three months, compared to the same period in 2005. Lastly, our diluted net income per share decreased $0.11 (37%) in the current year three months compared to the same period in 2005. The reasons for these changes are described below.

FINANCIAL SERVICES

     Our financial services revenue increased $311,000 (10.0%) in the first three months of 2006 compared to the same period in 2005. Revenues from our investment banking division increased $725,000 (967%) while those from our new subsidiary, APS Clearing, contributed $154,000. Investment banking revenues were up substantially due to the ramping up of the business in the third quarter of 2005, primarily through the hiring of an investment banking managing director. Bank debt trading generated revenues were not recorded in the first quarter of 2005 as APS Clearing was not formed until later in 2005. Partially offsetting these revenue increases was a decrease in commission revenues earned at APS Financial, the broker/dealer, which derives most of its revenue from transactions in the fixed income market, in both investment and non-investment grade securities. Commission revenues fell $568,000 (18%) in the first three months of 2006 compared to the same period in 2005. Revenue from our investment grade trading continued to be flat in a rising interest rate environment in which the Fed has raised rates fifteen times since June 2004 (for a total of 375 basis points). Revenue from trading of non-investment grade (high yield bonds) has also been generally weaker due to the increasing general level of interest rates, poor fundamentals and price transparency created by automated reporting processes such as TRACE.

     Our financial services expenses increased $335,000 (11%) in the three months ended March 31, 2006 compared to the same period in 2005. The primary reason for the current year increase is a $167,000 (9%) increase in commission expense in the current year three month period compared to the same period in 2005 resulting from commissions paid on increased investment banking and bank debt trading revenues mentioned above. In addition, salaries expense was up $136,000 (34%) due primarily to the hiring of two full time managers to head up the investment banking and bank debt trading divisions. Also, normal annual merit raises as well as an increase in performance-related forgivable loans contributed to the increase in salaries expense. Incentive compensation costs totaled $50,000 in the current year quarter compared to zero in the same period in 2005 as a result of the profits generated from our investment banking division. Partially offsetting these expense increases is a decrease in professional fees of $60,000 (54%) in the three month period ended March 31, 2006 compared to the same period in 2005 primarily as a result of higher fees incurred in 2005 related to Sarbanes Oxley compliance.


INSURANCE SERVICES

     Total revenues from our insurance services segment increased $260,000 (8%) in the three month period ended March 31, 2006 compared to the same period in 2005. Current year increases in commission income and in management fees were the primary reasons for this growth. Pass through commission income was up $202,000 (19%) in 2006 as a result of higher commission rates and higher new business written at our managed medical malpractice insurance company, APIE, compared to the same period in 2005. As noted in the following paragraph, commissions paid to third party independent agents increased by an equivalent amount, resulting in no impact on net income. Management fee revenues increased $108,000 (5%) in the three months ended March 31, 2006 compared to the same period in 2005 primarily due to writing a large extended reporting period policy that earns out immediately instead of earning out pro-rata over twelve months, as is normally the case. New written business at APIE was up $2.7 million (208%) in the current quarter, but despite our more intense marketing effort and an overall 13% increase in the number of doctors insured, premiums from renewal business were down $2.8 million (17%) compared to the same period in the prior year. This decline in renewal business was caused by increased competition.

     Insurance services expenses increased $251,000 (10%) in the three months ended March 31, 2006 compared to the same period in 2005. The current quarter increase is primarily due to a $202,000 (19%) increase in commissions expense due to the above-mentioned increase in commissions paid to third party independent agents during the first quarter of 2006 compared to the same period in 2005. Also, payroll increased $64,000 (8%) in the three months ended March 31, 2006 compared to the same period in 2005 as a result of normal merit raises as well as the addition of two new managerial positions.


GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses decreased $150,000 (22%) in the three month period ended March 31, 2006 compared to the same period in 2005. This decrease is primarily due to lower professional fees and lower incentive compensation expenses. Professional fees declined $67,000 (66%) in the current quarter as costs associated with internal controls disclosures and procedures under the Sarbanes-Oxley Act of 2002 ("SOX 404") compliance are minimal in the first quarter of 2006 compared to the first quarter of 2005 when we were ramping up our compliance efforts. With the most recent deadline delay and continued uncertainty as to what, if any, relief is to be granted to non-accelerated filers like us, we have slowed our efforts in an attempt to control future SOX 404 compliance costs. Incentive compensation expense decreased $66,000 (35%) in the current year three month periods compared to the same period in 2005 due to lower investment gains in 2006.


GAIN ON SALE OF ASSETS

     During the three months ended March 31, 2006, we recognized $141,000 of deferred gain related to the November 2001 sale and subsequent leaseback of real estate to Prime Medical (now called HealthTronics, Inc.). Due to our continuing involvement in the property, we deferred recognizing approximately $2,400,000 of the approximately

$5,100,000 gain and are recognizing it in earnings, as a reduction of rent expense, monthly through September 2006. A total of $281,000 remains to be recognized in the coming six months, with the final amount recognized in September, 2006. In addition, 15% of the gain ($760,000) related to our then 15% ownership in the purchaser, was deferred. As our ownership percentage in HealthTronics declines through our sales of HealthTronics common stock, we recognize these gains proportionately to our reduction of our interest in HealthTronics. During the first three months of 2006 we did not recognize any of these deferred gains as no HealthTronics common stock was sold in the period. As of March 31, 2006, there remained a balance of approximately $46,000 to be recognized.


GAIN ON INVESTMENTS

     The decrease in the current three month period of is due to the sale of a large number of available-for-sale equity securities in 2005 compared to a small gain on the sale of an available-for-sale fixed income security in the first three months of 2006.


LOSS ON IMPAIRMENT OF INVESTMENT

     The loss recorded in the first quarter of 2005 represents a write-down of our investment in Financial Industries ("FIC") common stock, having previously resolved that declines in FIC's stock price will be considered to be "other than temporary". As explained on page 19 of this report, we record pretax charges to earnings should the common stock price on the last day of each interim or annual period fall below the adjusted cost basis of our investment in FIC. In the first three months of 2005, that charge totaled $39,000. As our adjusted cost basis in FIC is $7.65 and with the stock price above $8.00 per share in 2006, there was no need to take an additional charge in the current period. We will continue to monitor and evaluate the situation at Financial Industries.


INTEREST INCOME

     Our interest income increased $75,000 (61%) in the three month period ended March 31, 2006 compared to the same period in 2005. The current year three month increase was due to interest earned on a higher rate as well as on a much higher balance of interest-bearing fixed income securities. At March 31, 2006 there was a balance in investment securities held of $14.5 million compared to a balance of $9.3 million held at March 31, 2005.

OTHER INCOME (LOSS)

         Our other income decreased $49,000 (89%) for the three month period ended March 31, 2006 compared to the same period in 2005. The decrease in the current year three month period is primarily due to inventory losses on securities held at APS Financial totaling $6,000 in 2006 compared to inventory gains of $18,000 in 2005.


LIQUIDITY AND CAPITAL RESOURCES

     WORKING CAPITAL

     Our net working capital was $16,325,000 and $15,880,000 at March 31, 2006 and December 31, 2005, respectively. The increase in the current year was due primarily to cash received from operations. Cash and cash equivalents decreased $214,000 during this period as cash provided by operations was more than offset by net cash used in investing and financing activities. Cash from operating activities increased primarily due to cash received from APIE for profit sharing ($2.0 million) that was recorded in 2005 as well as from an advance payment from a trade claim transaction that was completed in April, 2006 ($2.0 million). Partially offsetting this was cash paid in the current quarter for incentive compensation earned and accrued in 2005 ($2.2 million). Cash from investing activities decreased $1.5 million as purchases of available-for-sale securities exceeded cash received from the sales of other available-for-sale securities. Cash from financing activities decreased $483,000 due to purchases of treasury stock exceeding cash received from the exercise of employee stock options. For details of the amounts described above, refer to the Condensed Consolidated Statements of Cash Flows on page 7 of this Form 10-Q.

     Historically, we have maintained a strong working capital position and, as a result, we have been able to satisfy our operational and capital expenditure requirements with cash generated from our operating and investing activities. These same sources of funds have also allowed us to pursue investment and expansion opportunities consistent with our growth plans. Although there can be no assurance our operating activities will provide positive cash flow in 2006, we are optimistic that our working capital requirements will be met for the foreseeable future for the following reasons: (1) our current cash position is very strong, with a balance of approximately $6.5 million comprising 20 percent of our total assets; (2) our investments in available-for-sale equity and fixed income securities could provide an additional $16.4 million should the need arise; and (3) we renewed a line of credit in April 2006 that is described below.

     LINE OF CREDIT

     We renewed a $3.0 million line of credit that was originally established in November 2003 with PlainsCapital Bank. The loan called for interest payments only to be made on any amount drawn until April 15, 2007, when the entire amount of the note, principal and interest then remaining unpaid, became due and payable. At March 31, 2006, there were no draws taken against this line of credit. We are in compliance with the covenants of the loan agreement, including requirements for a minimum of $5.0 million of unencumbered liquidity and a minimum 2 to 1 net worth ratio.


     CAPITAL EXPENDITURES

     Our capital expenditures for equipment were $57,000 in the three months of 2006. The majority of these expenditures were primarily hardware and software upgrades to our computer network. We expect capital expenditures in 2006 to be approximately $250,000 and is expected to be funded through cash on hand.


ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

     In February, 2006 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK

     We have exposure to changes in interest rates and the market values of our investments but have no material exposure to fluctuations in foreign currency.

INTEREST RATE RISK

     Our exposure to market risk for changes in interest rates relates to both our investment portfolio and our revenues generated through commissions at our financial services segment. A one percent change in interest rates on our current cash and fixed income securities balance of approximately $21 million would result in a change of $210,000 annually in interest income. All of our marketable fixed income securities are designated as available-for-sale and, accordingly, are presented at fair value on our balance sheets. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

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

INVESTMENT RISK

     As of March 31, 2006, our recorded basis in debt and equity securities was approximately $19.7 million. We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that such declines in the fair value of such assets below our accounting basis are other-than-temporary.


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

                                    PART II

                               OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
         -------------------
         We are involved in various claims and legal actions that have arisen in the ordinary course of business. Management believes that any liabilities arising from these actions will not have a significant adverse effect on our financial condition or results of operations.



Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
         ------------------------------------------------------------
         Items 2(a) through(d) are inapplicable.

         (e)  Stock Repurchases



                                                                                                        (d)     Maximum
                                                                                  (c) Total Number            Dollar Value
                                                                                        of Shares            of Shares that
                                                                                     Purchased as Part         May yet be
Period                              (a) Total Number        (b)   Average              of Publicly           Purchased under
                                         of shares              Price Paid           Announced  Plans         the Plans or
                                        Purchased (1)            per Share             or Programs              Programs
                                        -------------           -----------          ----------------        ---------------

Jan 1, 2006 - Jan 31, 2006                 20,600                 $ 13.01                 20,600               $ 1,750,000
Feb 1, 2006 - Feb 28, 2006                 12,856                 $ 12.86                 12,856               $ 1,585,000
Mar 1, 2006 - Mar 31, 2006                 10,800                 $ 13.28                 10,800               $ 1,442,000


(1) Of the total shares purchased 44,256 were purchased in open market transactions and none were purchased in private transactions. Our original share repurchase program was announced August 17, 2004 and was increased by an additional 2,000,000 on December 12, 2005.



Item 3.   DEFAULTS UPON SENIOR SECURITIES
          --------------------------------
           Not Applicable


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
         Not Applicable

Item 5.  OTHER INFORMATION
         ------------------
         Not Applicable


Item 6.  EXHIBITS
         ---------
         Exhibits

             31.1     Section 302 Certification of Chief Executive Officer
             31.2     Section 302 Certification of Chief Financial Officer

             32.1     Section 906 Certification of Chief Executive Officer
             32.2     Section 906 Certification of Chief Financial Officer