Form 10-Q
period 2006-06-30
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 2006-08-11
CIK 724024

=============================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED
                                 JUNE 30, 2006

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

                                 (512) 328-0888
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d ) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                   YES     X         NO
                                                          ------          ------
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
(Check one):

        Large accelerated filer [   ]             Accelerated filer [   ]
        Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                     YES [   ]     NO [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      NUMBER OF SHARES
                                                       OUTSTANDING AT
     TITLE OF EACH CLASS                               August 1, 2006
     --------------------                            ----------------
Common Stock, $.10 par value                             2,758,120

=============================================================================

                                     PART I

                             FINANCIAL INFORMATION

Item 1 - Financial Statements

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(In thousands, except per share data)

                                                             Three Months Ended                          Six Months Ended
                                                                  June 30,                                    June 30,
                                                      ---------------------------------           ---------------------------------
                                                          2006                2005                    2006                2005
                                                      -------------       -------------           -------------       -------------
Revenues:
Insurance services                                       $3,175              $3,335                  $6,830              $6,730
Financial services                                        4,800               3,698                   8,378               6,965
                                                         ------              ------                  ------              ------
   Total revenues                                         7,975               7,033                  15,208              13,695

Expenses:
Insurance services                                        2,647               2,422                   5,401               4,925
Financial services                                        4,158               3,270                   7,443               6,220
General and administrative                                  482                 722                   1,000               1,389
Gain on sale of assets (Note 4)                              (2)                (49)                     (2)                (84)
                                                          -----               -----                   -----              ------
   Total expenses                                         7,285               6,365                  13,842              12,450
                                                          -----               -----                  ------              ------

Operating income                                            690                 668                   1,366               1,245
Gain on investments (Note 5)                                 13               1,346                      20               1,976
Loss on impairment of investment (Note 6)                     -                 (57)                      -                 (96)
                                                          -----               -----                  ------               -----
Income from operations before interest,
income taxes and minority interest                          703               1,957                   1,386               3,125

Interest income                                             223                 125                     420                 247
Other income                                                  4                  29                      10                  84
Interest expense                                              2                   -                       2                   4
Income tax expense                                          329                 742                     652               1,219
Minority interests                                            1                   2                       2                  13
                                                         ------              ------                  ------              ------
    Net income                                             $598              $1,367                  $1,160              $2,220
                                                         ======              ======                  ======              ======



The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, continued
                                   (Unaudited)


(In thousands, except per share amounts)

                                                           Three Months Ended                   Six Months Ended
                                                                 June 30,                           June 30,
                                                          ----------------------             -----------------------
                                                           2006            2005                2006            2005
                                                          ------          ------              ------          ------
Net income per common share

Basic:
   Income from operations                                 $ 0.22          $ 0.51              $ 0.42            $ 0.84
                                                          ------          ------              ------            ------
       Net income                                         $ 0.22          $ 0.51              $ 0.42            $ 0.84
                                                          ======          ======              ======            ======

Diluted:
   Income from operations                                 $ 0.21          $ 0.48              $ 0.40            $ 0.77
                                                          ------          ------              ------            ------
       Net income                                         $ 0.21          $ 0.48              $ 0.40            $ 0.77
                                                          ======          ======              ======            ======


Basic weighted average shares
    outstanding                                            2,762           2,656               2,762             2,649
                                                          ======          ======              ======            ======
Diluted weighted average
    shares outstanding                                     2,917           2,876               2,936             2,892
                                                          ======          ======              ======            ======



The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


(In thousands)

                                                      June 30,      December 31,
                                                        2006            2005
                                                     ----------     -----------
ASSETS

Current Assets:
  Cash and cash equivalents                            $5,780          $6,680
  Trade receivables, net                                    2              42
  Notes receivable - current                              584             599
  Management fees and other receivables                   927           3,192
  Deposit with clearing organization                      501             501
  Investment in available-for-sale fixed
    income securities - current (Note 8)               11,655           9,662
  Federal income tax receivable                           590              --
  Net deferred income tax asset                           345             355
  Prepaid expenses and other (Note 9)                   1,185             632
                                                     ---------        --------
      Total current assets                             21,569          21,663


Notes receivable, less current portion                    378             326
Property and equipment, net                               638             687
Investment in available-for-sale equity
  securities (Note 7)                                   5,136           5,017
Investment in available-for-sale fixed
  income securities - non-current (Note 8)              1,851           3,584
Net deferred income tax asset                             435             686
Goodwill                                                1,247           1,247
Other assets                                              251             295
                                                      --------       --------

Total Assets                                          $31,505         $33,505
                                                      ========        =======





The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS, continued
                                   (Unaudited)

(In thousands, except share data)

                                                                                   June 30,                December 31,
                                                                                     2006                      2005
                                                                                 --------------            ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                        $977                    $736
  Accrued incentive compensation                                                           917                   2,595
  Accrued expenses and other liabilities (Note 10)                                       1,978                   1,912
  Federal income tax payable                                                                --                      71
  Deferred gain                                                                            375                     469
                                                                                        ------                  ------

      Total current liabilities                                                          4,247                   5,783
                                                                                        ------                  ------

      Total liabilities                                                                  4,247                   5,783

Minority interests                                                                          17                      15
Commitments and contingencies (Note 3)

Shareholders' Equity:
  Preferred stock, $1.00 par value, 1,000,000
    shares authorized, none issued or outstanding                                           --                      --
  Common stock, $0.10 par value, shares authorized 20,000,000;
    2,762,831 and 2,784,120 issued and outstanding
    at 6/30/06 and 12/31/05, respectively                                                  276                     278
  Additional paid-in capital                                                             7,333                   8,204
  Retained earnings                                                                     19,077                  18,737
  Accumulated other comprehensive income,
     net of taxes                                                                          555                     488
                                                                                       -------                 -------

      Total shareholders' equity                                                        27,241                  27,707
                                                                                       -------                 -------

Total Liabilities and Shareholders' Equity                                             $31,505                 $33,505
                                                                                       =======                 =======





The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Six Months Ended June 30,
                                                                                             2006                2005
                                                                                           -------             -------
Cash flows from operating activities:

     Net Income                                                                            $ 1,160              $ 2,220

     Adjustments to reconcile net income to cash provided by (used in) operating activities:

           Depreciation and amortization                                                       163                  166
           Extinguishment of debt and other                                                    201                  132
           Common stock awarded                                                                102                  159
           Gain on sale of assets                                                               (2)                 (84)
           Deferred gains                                                                      (92)                (244)
           Gain on sale of investments                                                         (20)              (1,976)
           Impairment of investment                                                             --                   96
     Changes in operating assets and liabilities:
           Trade receivables                                                                    40                   11
           Income tax receivable                                                              (690)                 (52)
           Deferred income tax                                                                 261                 (226)
           Deferred compensation                                                                22                   --
           Management fees & other receivables                                               2,265                  898
           Prepaid expenses & other assets                                                    (593)                (135)
           Trade payables                                                                      241                  (40)
           Accrued expenses & other liabilities                                             (1,594)              (2,092)
                                                                                            ------               ------
              Net cash provided by (used in) operating activities                            1,464               (1,167)

Cash flows from investing activities:

     Capital expenditures                                                                     (103)                (171)
     Proceeds from the sale of available-for-sale equity
        and fixed income securities                                                          4,760                4,175
     Purchase of available-for-sale equity securities                                       (4,988)              (5,281)
     Funds loaned to others                                                                   (248)                (770)
     Collection of notes receivable                                                             10                  146
                                                                                            ------               ------
              Net cash used in  investing activities                                          (569)              (1,901)

Cash flows from financing activities:

     Exercise of stock options                                                                 504                  568
     Purchase and cancellation of treasury stock                                            (1,991)              (1,114)
     Stock options expensed                                                                    157                   --
     Excess tax benefits from stock-based compensation                                         355                   --
     Dividends paid                                                                           (820)                  --
                                                                                            ------               ------
              Net cash used in financing activities                                         (1,795)                (546)

Net change in cash and cash equivalents                                                     $ (900)            $ (3,614)

Cash and cash equivalents at beginning of period                                             6,680                9,673
                                                                                           -------              -------
Cash and cash equivalents at end of period                                                 $ 5,780              $ 6,059
                                                                                           =======              =======


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
                           COMPREHENSIVE INCOME (LOSS)
            For the six months ended June 30, 2005 and June 30, 2006
                                   (Unaudited)

(In thousands)

                                                                                             Accumulated
                                                Additional                                      Other                       Total
                                      Common     Paid-In      Retained    Comprehensive     Comprehensive   Treasury   Shareholders'
                                      Stock      Capital      Earnings    Income (loss)     Income (loss)     Stock          Equity
                                    ------------------------------------------------------------------------------------------------
Balance December 31, 2004              $ 265     $ 7,919      $ 13,948          $  --          $ 2,081         $ --        $ 24,213
                                    ------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                             --           --         2,220         $ 2,220             --              --         2,220
  Other comprehensive income:
    Unrealized loss on  securities,
    net of taxes of $229                 --           --            --           (445)           (445)            --           (445)
                                                                                ------

Comprehensive income                     --           --            --         $1,775              --             --             --
                                                                               ======
Stock options exercised                  11          557            --             --              --             --            568
Tax benefit from exercise
  of stock options                       --          166            --             --              --             --            166
Treasury stock purchases                 --           --            --             --              --          (1,114)       (1,114)
Cancelled treasury stock                 (9)       (1,105)          --             --              --           1,114            --
Stock based compensation                  1          158            --             --              --             --            159
                                    ------------------------------------------------------------------------------------------------
Balance June 30, 2005                 $ 268      $ 7,695       $16,168           $ --          $ 1,636          $ --       $ 25,767
                                    ================================================================================================


Balance December 31, 2005             $ 278      $ 8,204      $ 18,737           $ --            $ 488          $ --       $ 27,707
                                    ------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                            --           --         1,160          $1,160               --            --          1,160
  Other comprehensive income:
    Unrealized gain on securities,
    net of taxes of $34                 --           --            --              67               67            --             67
                                                                                -----

Comprehensive income                    --           --            --          $1,227               --            --             --
                                                                                =====
Stock options expensed                  --          157            --              --               --            --            157
Stock options exercised                 11          493            --              --               --            --            504
Tax benefit from exercise
   of stock options                     --          355            --              --               --            --            355
Treasury stock purchases                --           --            --              --               --        (1,991)        (1,991)
Cancelled treasury stock               (14)      (1,977)           --              --               --         1,991             --
Stock based compensation                 1          101            --              --               --            --            102
Dividend paid (per share-$0.30)         --           --          (820)             --               --            --           (820)
                                    ------------------------------------------------------------------------------------------------
Balance June 30, 2006                $ 276      $ 7,333       $19,077            $ --            $ 555          $ --       $ 27,241
                                    ================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)


1.  GENERAL

     The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements for the six months ended June 30, 2006 and 2005 reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Such adjustments consist of only items of a normal recurring nature. These consolidated financial statements have not been audited by our independent registered public accounting firm. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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

4.  GAIN ON SALE OF ASSETS

     During the three and six month periods ended June 30, 2006, we recognized approximately $140,000 and $281,000, respectively, of deferred gain related to the November 2001 sale and subsequent leaseback of real estate to Prime Medical (now called HealthTronics, Inc.). Recognition of deferred gains was nearly identical in both periods in 2005 as well. Due to our continuing involvement in the property, we deferred recognizing approximately $2,400,000 of the approximately $5,100,000 gain and are recognizing it in earnings, as a reduction of rent expense, monthly through September 2006. A total of $141,000 in deferred gains remains to be recognized in the coming three months, with the final amount recognized in September, 2006. In addition, 15% of the gain ($760,000) related to our then 15% ownership in the purchaser, was deferred. As our ownership percentage in HealthTronics declines through our sales of HealthTronics common stock, we recognize these gains proportionately to our reduction of our interest in HealthTronics. During the three and six month periods ended June 30, 2006 we recognized approximately $2,000 and $2,000, respectively, of these deferred gains as a result of HealthTronics common stock sold in these periods. As of June 30, 2006, there remained a balance of approximately $45,000 in deferred gains to be recognized in future periods.

5.  GAIN (LOSS) ON INVESTMENTS

     Our gains resulted primarily from the sales of available-for-sale equity and fixed income securities. During the three and six month periods ended June 30, 2006 we received net cash proceeds of approximately $2,055,000 and $4,795,000, respectively, and recognized gains of $13,000 and $20,000, respectively, resulting from these sales and scheduled maturities. These gains are down substantially from the comparative periods in 2005 where we recognized $1,346,000 and $1,977,000 in the three and six month periods, respectively, as a result of selling far fewer shares of an equity security in 2006 resulting from a drop in its market value.

6.  LOSS ON IMPAIRMENT OF INVESTMENT

     Although there was no loss taken thus far in 2006, the prior year loss represents an impairment in the value of our investment in FIC common stock. During 2004, the value of our investment in FIC had declined significantly. In October 2004, we determined that this decline in market price should be considered "other than temporary" as defined in Statements of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, as amended. Consequently, we recorded pre-tax charges to earnings totaling $2,567,000 in 2004. These charges reduced our cost basis in FIC from $5,647,000, or $14.67 per share, to $3,080,000, or $8.00 per share which was equal to the quoted market price of FIC shares on December 31, 2004. During the first three months of 2005, we took additional pre-tax charges to earnings totaling $39,000, and ultimately a total of $135,000 during all of 2005, further reducing our cost basis in FIC to $2,945,000, or $7.65 per share. While we continue to have the ability and the intent to hold the stock indefinitely, we concluded that the additional uncertainty created by FIC's late SEC filings, together with the lack of its current financial information, dictated that the 2004 and 2005 declines should be viewed as other than temporary. In July 2005, FIC was able to file its 2003 Form 10-K but has yet to file any 2004 or 2005 Forms 10-Q or 10-K and thus continues to be de-listed on the NASDAQ Stock Market.

7.  INVESTMENT IN AVAILABLE-FOR-SALE EQUITY SECURITIES

     A portion of this balance sheet account is comprised of our investment in FIC common stock. As mentioned in Footnote 6 above, during 2005 and 2004, we recognized "other than temporary" impairment losses and, accordingly, our original cost basis in the 385,000 shares of FIC common stock we own has been reduced from $14.67 per share to $7.65 per share during 2004 and 2005. The effect of any "other than temporary" impairment loss is to reclassify from accumulated other comprehensive income the unrealized loss to realized loss in the statement of operations. We classify all of these shares as securities available-for-sale and record temporary unrealized changes in their value, net of tax, in our balance sheet as part of Accumulated Other Comprehensive Income
(Loss) in Stockholders' Equity. Changes in their fair market value deemed to be "other than temporary" are charged to earnings in the period that the determination was made. As FIC was trading above $7.65 per share at June 30, 2006, no impairment charges were necessary for the six month period.


8.  INVESTMENT IN AVAILABLE-FOR-SALE FIXED INCOME SECURITIES

     We have invested primarily in U.S. government-backed securities with maturities varying from one to two years, as well as three corporate bonds with Standard and Poor's ratings of no lower than B (investment grade).


9.  PREPAID AND OTHER CURRENT ASSETS

     In June, 2006 we announced plans for a strategic merger with our medical malpractice partner, American Physicians Insurance Exchange ("APIE"). Both ours and APIE's Boards of Directors voted to approve the transaction, anticipating a completion prior to the end of 2006, subject to approval by the Texas Department of Insurance, necessary filings with the SEC and the approval of the shareholders of APS and subscriber-policyholders of APIE. We account for this transaction consistent with Statement of Financial Standards No. 141, Business Combinations, whereby direct costs of the business combination are capitalized and become part of the total purchase price. Should the merger not take place, these direct costs would be expensed in the period that it was determined that the merger will not occur. As of June 30, 2006, we have capitalized a total of $364,000, comprised primarily of legal, accounting, auditing and tax consulting fees.


10.  ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consists of the following:
                                              June 30            December 31
                                                2006                2005
                                             ---------           ----------
Commissions payable                          $ 856,000          $ 1,258,000
Customer deposits                              690,000                   --
Taxes payable                                   56,000              219,000
Vacation                                       161,000              161,000
401(k) plan matching                           140,000              208,000
Other accrued liabilities                       75,000               66,000
                                              --------           ----------
                                            $1,978,000          $ 1,912,000
                                            ==========          ===========

11.   NET INCOME PER SHARE

     Basic income per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted income per share reflects dilution from all contingently issuable shares, such as options and convertible debt. A reconciliation of income and weighted average shares outstanding used in the calculation of basic and diluted income per share from operations follows:


                                     For the Three Months Ended June 30, 2006
                                   ------------------------------------------
                                       Income           Shares        Per Share
                                     (Numerator)     (Denominator)      Amount
                                     ----------       ----------      ---------
Basic EPS
  Net income                         $ 598,000         2,762,000       $ 0.22
                                                                       ======

Diluted EPS
  Effect of dilutive securities             --           155,000
                                     ---------         ---------
  Net income                         $ 598,000         2,917,000       $ 0.21
                                     =========         ==========      ======





                                      For the Three Months Ended June 30, 2005
                                     ------------------------------------------
                                       Income           Shares        Per Share
                                     (Numerator)     (Denominator)      Amount
                                      ---------       -----------    ----------
Basic EPS
  Net income                        $ 1,367,000         2,656,000       $ 0.51
                                                                        ======

Diluted EPS
  Effect of dilutive securities              --           220,000
                                    -----------         ---------
  Net income                        $ 1,367,000         2,876,000       $ 0.48
                                    ===========         =========       ======

                                       For the Six Months Ended June 30, 2006
                                      ----------------------------------------
                                        Income          Shares        Per Share
                                      (Numerator)    (Denominator)     Amount
                                      ----------      -----------     ---------
Basic EPS
  Net income                         $ 1,160,000       2,762,000        $ 0.42
                                                                        ======

Diluted EPS
  Effect of dilutive securities               --         174,000
                                     -----------       ---------
  Net income                         $ 1,160,000       2,936,000        $ 0.40
                                     ===========       =========        ======





                                       For the Six Months Ended June 30, 2005
                                      -----------------------------------------
                                        Income          Shares        Per Share
                                      (Numerator)    (Denominator)      Amount
                                      ----------      -----------     ---------
Basic EPS
  Net income                          $ 2,220,000       2,649,000       $ 0.84
                                                                        ======

Diluted EPS
  Effect of dilutive securities                --         243,000
                                      -----------       ---------
  Net income                          $ 2,220,000       2,892,000       $ 0.77
                                      ===========       =========       ======

12.    SEGMENT INFORMATION

     The  Company's   segments  are  distinct  by  type  of  service   provided.
Comparative financial data for the three and six month periods ended June 30, 2006 and 2005 are shown as follows:


                                                 Three Months Ended June 30,
                                               2006                     2005
                                            -----------              -----------
 Operating Revenue:
   Insurance services                      $  3,175,000            $  3,335,000
   Financial services                         4,800,000               3,698,000
   Corporate                                    268,000                      --
                                             ----------              ----------
  Total Segment Revenues                   $  8,243,000            $  7,033,000
                                           ============            ============

  Reconciliation to Consolidated
   Statement of Operations:
    Total segment revenues                 $  8,243,000            $  7,033,000
    Less: Intercompany dividends               (268,000)                     --
                                            -----------              ----------
         Total Revenues                    $  7,975,000            $  7,033,000
                                           ============            ============

  Operating Income
    Insurance services                      $   528,000              $  913,000
    Financial services                          642,000                 428,000
    Corporate                                  (480,000)               (673,000)
                                             ----------              ----------
  Total segments operating income               690,000                 668,000

  Gain on  investments                           13,000               1,346,000
  Loss on impairment of investment                   --                 (57,000)
                                             ----------               ---------

  Income from operations before interest,
    income taxes and minority interest          703,000               1,957,000

  Interest income                               223,000                 125,000
  Other gain                                      4,000                  29,000
  Interest expense                                2,000                      --
  Income tax expense                            329,000                 742,000
  Minority interest                               1,000                   2,000
                                              ---------               ---------

  Net income                                 $  598,000             $ 1,367,000
                                             ==========             ===========

                                                   Six Months Ended June 30,
                                                 2006                    2005
                                              ---------               ---------
  Operating Revenue:
    Insurance services                      $  6,830,000            $ 6,730,000
    Financial services                         8,378,000              6,965,000
    Corporate                                  2,368,000                     --
                                             -----------            -----------
  Total Segment Revenues                    $ 17,576,000           $ 13,695,000
                                            ============           ============

  Reconciliation to Consolidated
   Statement of Operations:
    Total segment revenues                  $ 17,576,000           $ 13,695,000
    Less: Intercompany dividends              (2,368,000)                    --
                                             -----------            -----------
         Total Revenues                     $ 15,208,000           $ 13,695,000
                                            ============           ============

  Operating Income
    Insurance services                       $1,429,000            $  1,805,000
    Financial services                          935,000                 745,000
    Corporate                                  (998,000)             (1,305,000)
                                             ----------              ----------
  Total segments operating income             1,366,000               1,245,000

  Gain on  investments                           20,000               1,976,000
  Loss on impairment of investment                   --                 (96,000)
                                             ----------               ---------

  Income from operations before interest,
   income taxes and minority interest         1,386,000               3,125,000

  Interest income                               420,000                 247,000
  Other gain                                     10,000                  84,000
  Interest expense                                2,000                   4,000
  Income tax expense                            652,000               1,219,000
  Minority interest                               2,000                  13,000
                                              ---------              ----------

  Net income                                $ 1,160,000             $ 2,220,000
                                            ===========             ===========





13.    STOCK-BASED COMPENSATION


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

     On January 1, 2006 we adopted SFAS No. 123R. We use the Black-Scholes-Merton option-pricing model to determine the fair value of stock-based awards, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No, 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. SFAS No. 123R requires that stock-based compensation be recorded for all new and unvested stock options expected to vest as the requisite service is rendered beginning January 1, 2006, the first day of our 2006 fiscal year. Stock-based compensation expense for awards granted on or before December 31, 2005, but unvested as of that date, is based on the grant date fair value as determined under the pro forma provisions of SFAS No. 123. For the three and six months ended June 30, 2006 we recorded compensation cost related to stock options of $129,000 and $157,000 and a related reduction in income taxes of $44,000 and $53,000, respectively. The compensation cost is the total fair value, at date of grant, of shares that vested during the three and six month periods. No compensation costs were capitalized in the three and six month periods ended June 30, 2006.

     During the three and six month periods ended June 30, 2006, 105,000 and 111,500 options were exercised with an intrinsic value of $1,086,000 and $1,106,000, respectively. We received proceeds of $440,000 and $504,000 from the exercise of these options during the three and six month periods ended June 30, 2006. Based on unvested options outstanding at June 30, 2006 compensation costs to be recorded in future periods are expected to be recognized as follows: 2006, $64,000; 2007, $21,000; 2008, $19,000; and 2009, $4,000.

     We have adopted, with shareholder approval, the "2005 Incentive and Non-Qualified Stock Option Plan" ("Incentive Plan"). The Incentive Plan provides for the issuance of up to 350,000 shares of common stock to our directors and key employees. A total of 153,000 of these options have been granted as of June 30, 2006, 2,000 shares have been exercised and 136,000 options are exercisable. The previous plan, "1995 Incentive and Non-Qualified Stock Option Plan", provided for the issuance of 1,600,000 shares of common stock to our directors and key employees. All of the approved options have been granted as of June 30, 2006, 1,091,000 shares have been exercized, 314,000 shares are exercisable and 159,000 options have been cancelled. Upon the exercise of an option we issue the shares from our authorized, but un-issued shares.

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

     Presented below is a summary of the stock options held by our employees and our directors and the related transactions for the three and six months ended June 30, 2006.

                              Three Months Ended             Six Months Ended
                                    June 30,                     June 30,
                                      2006                         2006
                               -----------------             -----------------
                                        Weighted                       Weighted
                                         Average                         Average
                                        Exercise                       Exercise
                              Shares      Price              Shares      Price
                              ------    --------             ------    ---------
Balance at Beg. of Period     581,000     $8.04              573,000      $7.92
Options granted                25,000     14.20               40,000      13.94
Options exercised            (105,000)     4.19             (112,000)      4.52
Options forfeited/expired          --        --                   --         --
                              -------     -----              -------      -----
Balance at end of period      501,000     $9.16              501,000      $9.16
                              =======     =====              =======      =====
Options exercisable           450,000     $9.04              450,000      $9.04
                              =======     =====              =======      =====




     The weighted average fair value of Company stock options granted is $3.89 and $3.87 per option for the three and six months ended June 30, 2006, respectively. The fair value of the options was calculated using the Black-Scholes-Merton option pricing model with the following assumptions:

                                         Three months             Six months
                                            ended                   ended
                                         June 30, 2006           June 30, 2006
                                        ---------------          -------------

         Expected option term:             3.7 years                3.7 years
         Expected volatility               0.348                    0.350
         Expected dividend yield           2.11%                    2.01%
         Risk-free rate of return          4.69%                    4.33%


The expected volatility assumptions we used are based on the historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options, such estimated life being based on the historical experience of our stock option exercises. The following table summarizes the Company's options outstanding and exercisable options at June 30, 2006:


                      Stock Options Outstanding                                    Stock Options Exercisable
     -----------------------------------------------------------        ---------------------------------------------------------
                      Weighted                       Average                         Weighted                         Average
                       Average       Aggregate      Remaining                         Average       Aggregate        Remaining
                       Exercise      Intrinsic      Contractual                      Exercise       Intrinsic       Contractual
      Shares            Price        Value (1)         Life              Shares        Price         Value (1)          Life
      ------          ---------      ---------       ---------           ------      ---------       ---------       ---------

     501,000            $9.16       $2,675,000       3.0 yrs.            449,600        $9.04       $2,455,000         3.0 yrs.

(1) Based on the $14.50 closing price of our stock at June 30, 2006.


     Prior to the adoption of SFAS No. 123R, we adopted the disclosure-only provision of SFAS No. 123, but applied APB Option No. 25, "Accounting for Stock Issued to Employees", in accounting for our stock option plans. No compensation expense was recognized for the three and six months ended June 30, 2005 under the provisions of APB No. 25. If we had elected to recognize compensation expense for options granted based on their fair values at the grant dates, consistent with Statement 123, net income and earnings per share would have changed to the pro forma amounts indicated below:

                                                       Three Months Ended              Six Months Ended
                                                          June 30, 2005                  June 30, 2005
                                                         -------------                   -------------

 Net income as reported                                     $1,367,000                     $2,220,000
 Deduct: Total additional stock-based
  employee compensation expense determined
  under fair value based method for all
  awards, net of related tax effects                           (82,000)                      (134,000)
                                                              --------                      ---------

 Pro forma net income                                       $1,285,000                     $2,086,000
                                                            ==========                     ==========

 Net income per share
        Basic - as reported                                     $0.51                          $0.84
                                                                =====                          =====
        Basic - pro forma                                       $0.48                          $0.79
                                                                =====                          =====
        Diluted - as reported                                   $0.48                          $0.77
                                                                =====                          =====
        Diluted - pro forma                                     $0.45                          $0.72
                                                                =====                          =====



14.  RECENT ACCOUNTING PRONOUNCEMENTS

     In February, 2006 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. SFAS 155 becomes effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting and disclosure for uncertain in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact this interpretation will have on our results from operations or financial position.

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


OTHER

         As of June 30, 2006, we have the following significant investments accounted for as available-for-sale securities: (1) we own approximately 138,000 shares of HealthTronics (formerly Prime Medical) common stock, representing less than 1% of its outstanding common stock, and (2) we own 385,000 shares of Financial Industries Corporation, representing approximately 4% of its outstanding common stock. We account for these investments as available-for-sale securities, which means they are reflected on our consolidated balance sheets at fair value, and fluctuations in fair value are recognized as unrealized gains or losses excluded from earnings and reported as a separate component of stockholders' equity, net of income taxes.

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

     Our insurance service revenues related to management fees are recognized monthly at 13.5% of the earned premiums of the managed company. We also share equally any profits of the managed company, up to a maximum of 3% of the earned insurance premiums. Any past losses of the managed company are carried forward and applied against earnings before any profits are shared. The profit sharing component is recorded in the fourth quarter based on the audited financial results of the managed company.

       STOCK-BASED COMPENSATION

     In December 2004, the FASB issued a revision ("SFAS No. 123(R)") to SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), and we were required to adopt SFAS No. 123(R) in the first quarter of 2006. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related Interpretations, and requires that all stock-based compensation, including options, be expensed at fair value, as of the grant date, over the vesting period. Companies are required to use an option pricing model (e.g.:
Black-Scholes or Binomial) to determine compensation expense, consistent with the model previously used in the already required disclosures of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. The adoption of SFAS No. 123(R) has not had a material effect on our financial position or cash flow. The effect on our operations is indicated below.

     At June 30, 2006, we have several stock-based compensation plans, which are described more fully in Note 13 to the audited consolidated financial statements contained in our most recently filed Annual Report on Form 10-K. Prior to January 1, 2006, we accounted for these plans under the recognition and measurement principles of APB No. 25, under which stock-based employee compensation cost was not reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 123, as amended by SFAS No. 148, we provided footnote disclosure of the pro forma stock-based compensation cost, net loss and net loss per share as if the fair-value based method of expense recognition and measurement prescribed by SFAS No. 123 had been applied to all employee options.

     As a result of adopting SFAS No. 123(R) on January 1, 2006, our pretax income for the six months ended June 30, 2006 is $157,000 less than it would have been if we had continued to account for stock-based compensation under APB No. 25. Basic and diluted net income per share would be unchanged if the Company had not adopted SFAS No. 123(R). The adoption of SFAS No. 123(R) had no effect on our Statement of Cash Flows, as stock option expense is a non-cash charge.

RESULTS OF OPERATIONS

REVENUES

     Revenues from operations increased $942,000 (13%) and $1,513,000 (11%) in the three and six month periods ended June 30, 2006, respectively, compared to the same periods in 2005. Our operating income increased $22,000 (3%) and $121,000 (10%) in the current year three and six months, respectively, compared to the same periods in 2005. Our net income decreased $769,000 (56%) and $1,060,000 (48%) in the current year three and six months, respectively, compared to the same periods in 2005. Lastly, our diluted net income per share decreased $0.28 (58%) and $0.37 (48%) in the current year three and six month periods ended June 30, 2006, respectively, compared to the same periods in 2005. The reasons for these changes are described below.

INSURANCE SERVICES

     Total revenues from our insurance services segment decreased $160,000 (5%) but increased $100,000 (1%) in the three and six month periods ended June 30, 2006, respectively, compared to the same periods in 2005. The current quarter decrease in revenues is mainly attributable to a management fee revenue decrease of $106,000 (5%) as a result of lower earned premiums at APIE, our managed medical malpractice insurance company, due to rate decreases in the latter part of 2005 earning-out at a lower rate in 2006. Management fee revenues for the six months ended June 30, 2006 remained even with management fees recorded in 2005. Pass through commissions decreased by $24,000 (3%) in the current quarter as a result of lower written premiums for new business as compared to the same period in 2005. For the six months ended June 30, 2006, pass through commission revenues were $178,000 (9%) higher than in the same period in 2005 as commission rates and premiums written through agents for new business at APIE remained higher in 2006. As noted in the following paragraph, commissions paid to third party independent agents increased by an equivalent amount, resulting in no impact on net income. Finally, risk management fees decreased $22,000 (39%) and $54,000 (40%) in the three and six month periods ended June 30, 2006, respectively, compared to the same periods in 2005, as a result of a fewer number of renewals requiring these services and the discontinuation of a high risk management program at the end of 2005.

     Insurance services expenses increased $225,000 (9%) and $476,000 (10%) in the three and six month periods ended June 30, 2006, respectively, compared to the same periods in 2005. Payroll expense increased $196,000 (25%) and $260,000 (17%) in the three and six month periods ended June 30, 2006, respectively, compared to the same periods in 2005 due in part to the addition of two new managerial positions as well as several new staff additions to our underwriting and business development departments. Professional fees increased $65,000 (132%) and $47,000 (37%) in the three and six month periods ended June 30, 2006, respectively, compared to the same periods in 2005 due to consulting cost incurred in overhauling our policy and claims software. Lastly, pass through commissions expense increased $178,000 (9%) for the six months ended June 30, 2006 compared to the same period in 2005 due to the above-mentioned increase in commissions paid to third party independent agents.

FINANCIAL SERVICES

     Our financial services revenue increased $1,102,000 (30%) and $1,413,000 (20%) in the three and six month periods ended June 30, 2006, respectively, compared to the same periods in 2005. The primary reason for the positive variances in both comparative periods is increased revenues from our investment banking division, which increased $988,000 (1,235%) and $1,702,000 (1,105%) in the three and six month periods ended June 30, 2006, respectively, compared to the same periods in 2005. Investment banking revenues were up substantially due to the ramping up of the business in the third quarter of 2005, primarily through the hiring of an investment banking managing director. In addition, revenues from our new subsidiary, APS Clearing, contributed positive revenue variances of $568,000 (507%) and $722,000 (644%) in the three and six month periods ended June 30, 2006, respectively, compared to the same periods in 2005. These bank debt trading generated revenues were up in 2006 primarily due to the fact that APS Clearing was not formed until the second quarter of 2005. Partially offsetting these revenue increases was a decrease in commission revenues earned at APS Financial, the broker/dealer, which derives most of its revenue from transactions in the fixed income market, in both investment and non-investment grade securities. Commission revenues declined $452,000 (13%) and $1,020,000 (15%) in the three and six month periods ended June 30, 2006, respectively, compared to the same periods in 2005. Revenue from investment grade trading continued to decline in a rising interest rate environment in which the Fed has raised rates seventeen times since June 2004 (for a total of 425 basis points). Revenue from trading of non-investment grade (high yield bonds) has also continued to be generally weaker due to the increasing general level of interest rates and poor fundamentals. Many of our customers have chosen to remain very liquid, declining to commit funds to additional investments.

     Our financial services expenses increased $888,000 (27%) and $1,223,000 (20%) in the three and six month periods ended June 30, 2006, respectively, compared to the same periods in 2005. The primary reason for the current year increase is a $529,000 (25%) and $696,000 (18%) increase in commission expense in the current year three and six month periods, respectively, compared to the same periods in 2005 resulting from commissions paid on increased investment banking and bank debt trading revenues mentioned above. In addition, salaries expense was up $112,000 (27%) and $248,000 (30%) in the three and six month periods ended June 30, 2006, respectively, compared to the same periods in 2005 due in part to the hiring of two full time managers to head up the investment banking and bank debt trading divisions. Also, normal annual merit raises as well as an increase in performance-related forgivable loans contributed to the increase in salaries expense. Incentive compensation costs increased $194,000 (156%) and $243,000 (195%) in the current year three and six months, respectively, the result of increased profits generated from our investment banking division. Partially offsetting these expense increases is a decrease in professional fees of $14,000 (16%) and $74,000 (37%) in the three month and six month periods ended June 30, 2006, respectively, compared to the same periods in 2005 primarily as a result of higher fees incurred in 2005 related to Sarbanes Oxley compliance.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses decreased $240,000 (33%) and $389,000 (28%) in the three and six month periods ended June 30, 2006, respectively, compared to the same periods in 2005. This decrease is primarily due to lower salaries, lower legal and professional fees and lower incentive compensation expenses. Salaries declined $80,000 (31%) and $77,000 (18%) in the three and six month periods ended June 30, 2006, respectively, resulting from a severance payment in 2005 to a former employee who has since been retained as a tax consultant. Legal and professional fees declined $36,000 (43%) and $90,000 (44%) in the current year three and six months, respectively, as costs associated with internal controls disclosures and procedures under the Sarbanes-Oxley Act of 2002 ("SOX 404") compliance are minimal in 2006 compared to the first six months of 2005 when we were ramping up our compliance efforts. With the continued uncertainty as to what, if any, relief is to be granted to non-accelerated filers like us, we have slowed our efforts in an attempt to control future SOX 404 compliance costs. Incentive compensation expense decreased $124,000 (50%) and $190,000 (43%) in the current three and six month periods compared to the same periods in 2005 due to much lower investment gains in 2006.


GAIN ON SALE OF ASSETS

     During the three and six months ended June 30, 2006, we recognized approximately $140,000 and $281,000, respectively, of deferred gain related to the November 2001 sale and subsequent leaseback of real estate to Prime Medical (now called HealthTronics, Inc.). Due to our continuing involvement in the property, we deferred recognizing approximately $2,400,000 of the approximately $5,100,000 gain and are recognizing it in earnings, as a reduction of rent expense, monthly through September 2006. A total of $141,000 remains to be recognized in the coming three months, with the final amount recognized in September, 2006. In addition, 15% of the gain ($760,000) related to our then 15% ownership in the purchaser, was deferred. As our ownership percentage in HealthTronics declines through our sales of HealthTronics common stock, we recognize these gains proportionately to our reduction of our interest in HealthTronics. During the three and six months ended June 30, 2006 we recognized approximately $2,000 and $2,000, respectively, of these deferred gains as a result of HealthTronics common stock sold in the periods. As of June 30, 2006, there remained a balance of approximately $45,000 to be recognized in future periods.


GAIN ON INVESTMENTS

     Gains on investments decreased $1,333,000 (99%) and $1,956,000 (99%) in the current year three month and six month periods, respectively, due to the sale of a large number of available-for-sale equity securities in both comparative periods of 2005 compared to sales in 2006. Sales of these securities are down in 2006 as a result of fewer shares held by us and a decline in their market price.

LOSS ON IMPAIRMENT OF INVESTMENT

     The loss recorded in the three months ended June 30, 2005 represents a write-down of our investment in a bond of $57,000 after determining that market declines in the value of this security should be considered "other than temporary". No further impairment charges have occurred in 2006 as these bonds were sold in February 2006. The loss recorded in the first three months of 2005 represents a write-down of our investment in Financial Industries ("FIC") common stock, having previously resolved that declines in FIC's stock price will be considered to be "other than temporary". We record pretax charges to earnings should the common stock price on the last day of each interim or annual period fall below the adjusted cost basis of our investment in FIC. In the first three months of 2005, that charge totaled $39,000. As our adjusted cost basis in FIC is $7.65 and with the stock price above $8.00 per share in 2006, there was no need to take additional charges 2006. We will continue to monitor and evaluate the situation at Financial Industries.


INTEREST INCOME

     Our interest income increased $98,000 (78%) and $173,000 (70%) in the three and six month periods ended June 30, 2006, respectively, compared to the same periods in 2005. The current year increases were due to interest earned on a higher rate as well as on a much higher balance of interest-bearing fixed income securities. At June 30, 2006 there was a balance in investment securities held of $13.5 million compared to a balance of $9.1 million held at June 30, 2005.


OTHER INCOME

     Our other income decreased $25,000 (86%) and $74,000 (88%) for the three and six month periods ended June 30, 2006, respectively, compared to the same periods in 2005. The decrease in the current year six month period is primarily due to inventory losses on securities held at APS Financial totaling $43,000 in 2006 compared to inventory gains of $18,000 in 2005.


LIQUIDITY AND CAPITAL RESOURCES

     WORKING CAPITAL

     Our net working capital was $17,322,000 and $15,880,000 at June 30, 2006 and December 31, 2005, respectively. The increase in the current year was due primarily to cash received from operations. Cash and cash equivalents decreased $900,000 in the first six months of 2006 as cash provided by operations was more than offset by net cash used in investing and financing activities. Cash from operating activities increased primarily due to cash received from APIE for profit sharing ($2,000,000) that was recorded in 2005 as well as from an advance payment from a trade claim transaction that was completed in July, 2006 ($690,000). Partially offsetting this was cash paid in the current quarter for incentive compensation earned and accrued in 2005 ($2,200,000). Cash from investing activities decreased $569,000 as purchases of available-for-sale securities exceeded cash received from the sales of other available-for-sale securities. In addition, we made a performance driven loan in January, 2006 in the amount of $238,000 to a high-producing broker. This loan is forgivable evenly over a period of twenty four months. Cash from financing activities decreased $1,794,000 due to purchases of treasury stock exceeding cash received from the exercise of employee stock options as well as from dividends paid during the second quarter of 2006 in the amount of $820,000. For details of the amounts described above, refer to the Condensed Consolidated Statements of Cash Flows on page 7 of this Form 10-Q.

     Historically, we have maintained a strong working capital position and, as a result, we have been able to satisfy our operational and capital expenditure requirements with cash generated from our operating and investing activities. These same sources of funds have also allowed us to pursue investment and expansion opportunities consistent with our growth plans. Although there can be no assurance our operating activities will provide positive cash flow in 2006, we are optimistic that our working capital requirements will be met for the foreseeable future for the following reasons: (1) our current cash position is very strong, with a balance of approximately $5.8 million comprising 18 percent of our total assets; (2) our investments in available-for-sale equity and fixed income securities could provide an additional $15.3 million should the need arise; and (3) we renewed a line of credit in April 2006 that is described below.


     LINE OF CREDIT

     We renewed a $3.0 million line of credit that was originally established in November 2003 with PlainsCapital Bank. The loan calls for interest payments only to be made on any amount drawn until April 15, 2007, when the entire amount of the note, principal and interest then remaining unpaid, is due and payable. At June 30, 2006, there were no draws taken against this line of credit. We are in compliance with the covenants of the loan agreement, including requirements for a minimum of $5.0 million of unencumbered liquidity and a minimum 2 to 1 net worth ratio.


     CAPITAL EXPENDITURES

     Our capital expenditures for equipment were $103,000 in the six months of 2006. The majority of these expenditures were primarily hardware and software upgrades to our computer network. We expect capital expenditures in 2006 to be approximately $250,000 and to be funded through cash on hand.

ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

     In February, 2006 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. SFAS 155 becomes effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting and disclosure for uncertain in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact this interpretation will have on our results from operations or financial position.


Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have exposure to changes in interest rates and the market values of our investments but have no material exposure to fluctuations in foreign currency.

INTEREST RATE RISK

     Our exposure to market risk for changes in interest rates relates to both our investment portfolio and our revenues generated through commissions at our financial services segment. A one percent change in interest rates on our current cash and fixed income securities balance of approximately $19 million would result in a change of $190,000 annually in interest income. All of our marketable fixed income securities are designated as available-for-sale and, accordingly, are presented at fair value on our balance sheets. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

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

INVESTMENT RISK

     As of June 30, 2006, our recorded basis in debt and equity securities was approximately $18.6 million. We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that such declines in the fair value of such assets below our accounting basis are other-than-temporary.


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

         (e)  Stock Repurchases



                                                                                                        (d)     Maximum
                                                                                  (c) Total Number            Dollar Value
                                                                                        of Shares            of Shares that
                                                                                     Purchased as Part         May yet be
                                    (a) Total Number        (b)   Average              of Publicly           Purchased under
                                         of shares              Price Paid           Announced  Plans         the Plans or
Period                                  Purchased (1)            per Share             or Programs              Programs
-------------------------             -------------           -----------          ----------------        ---------------

Apr 1, 2006 - Apr 30, 2006                  6,500                 $ 14.80                  6,500               $ 1,346,000
May 1, 2006 - May 31, 2006                  7,710                 $ 14.56                  7,710               $ 1,234,000
Jun 1, 2006 - Jun 30, 2006                 82,431                 $ 14.62                 82,431               $ 2,029,000


(1) Of the total shares purchased 57,641 were purchased in open market transactions and 39,000 were purchased in private transactions. Our original share repurchase program was announced August 17, 2004 and was increased in $2,000,000 increments on December 12, 2005 and on June 30, 2006.



Item 3.   DEFAULTS UPON SENIOR SECURITIES
          --------------------------------
           Not Applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     On June 6, 2006 the annual meeting of American Physicians Service Group, Inc. was held in Austin, Texas. Shareholders voted and approved the following motions:

ELECTION OF DIRECTORS

     The names of the directors elected at the meeting along with numbers of votes for and withheld are as follows:


Name                                 For                        Withheld
---------------------------          ----------------           ---------

Lew N. Little, Jr.                    2,273,847                  148,090
Jackie Majors                         2,265,562                  156,375
William A. Searles                    2,286,124                  135,813
Kenneth S. Shifrin                    2,292,119                  129,818
Cheryl Williams                       2,265,551                  156,386

ALL DIRECTORS WERE RE-ELECTED.


Proposal 2 - TO AMEND THE 2005 INCENTIVE AND NON-QUALIFIED STOCK OPTION PLAN

The Amendment would delete a provision allowing the Committee to exchange or buy out any previously granted Option for consideration. This provision has never been utilized and the board believes that deleting it from the 2005 Plan clarifies its position and better protects shareholders during the life of the Plan. The votes for, against and abstain are as follows:

For                        Against          Abstain or Non-Vote
---------                 -----------       -------------------
1,188,897                  152,445          1,080,595

PROPOSAL 2 FAILED TO PASS

Proposal 3 - TO AMEND THE AMERICAN PHYSICIANS SERVICE GROUP, INC. AFFILIATED
             GROUP DEFERRED COMPENSATION MASTER PLAN.

     The Amendment would delete a provision which calls for a four year payout for a participant leaving the Company after signing a non-competition agreement. The votes for, against and abstain are as follows:

For                        Against          Abstain or Non-Vote
---------                  ----------       -------------------
1,177,108                  162,234          1,082,595

PROPOSAL 3 FAILED TO PASS



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