Form 10-Q
period 2006-09-30
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 2006-11-13
CIK 724024

=============================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED
                                 SEPTEMBER 30, 2006

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

Indicate by check mark whether the registrant is a shell company(as defined in
Rule 12b-2 of the Exchange Act. (Check one)     YES [  ]     NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     NUMBER OF SHARES
                                                      OUTSTANDING AT
     TITLE OF EACH CLASS                             NOVEMBER 1, 2006
     --------------------                            ----------------
Common Stock, $.10 par value                             2,796,131

=============================================================================

                                     PART I

                             FINANCIAL INFORMATION

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(In thousands, except per share data)

Item 1 - Financial Statements

                                                           Three Months Ended                          Nine Months Ended
                                                              September 30,                               September 30,
                                                      ---------------------------------           ---------------------------------
                                                          2006                2005                    2006                2005
                                                      -------------       -------------           -------------       -------------
Revenues:
Insurance services                                       $3,726              $3,732                 $10,556             $10,462
Financial services                                        3,043               5,450                  11,421              12,415
                                                         ------              ------                  ------              -----
   Total revenues                                         6,769               9,182                  21,977              22,877
                                                         ------              ------                  ------              ------

Expenses:
Insurance services                                        3,147               2,931                   8,548               7,856
Financial services                                        2,905               4,788                  10,348              11,009
General and administrative                                  436                 573                   1,436               1,961
Gain on sale of assets (Note 4)                             (13)                (47)                    (15)               (131)
                                                          -----               -----                   -----               -----
   Total expenses                                         6,475               8,245                  20,317              20,695
                                                          -----               -----                 -------              ------

Operating income                                            294                 937                   1,660               2,182
Gain on investments (Note 5)                                 90               1,114                     110               3,091
Loss on impairment of investment (Note 6)                     -                 (96)                      -                (193)
Gain on extinguishment of debt (Note 7)                       -                  24                       -                  24
                                                          -----               -----                  ------               -----
Income from operations before interest,
income taxes and minority interest                          384               1,979                   1,770               5,104

Interest income                                             248                 166                     668                 413
Other income                                                 16                   3                      26                  87
Interest expense                                              9                   6                      11                  10
Income tax expense                                          230                 747                     882               1,966
Minority interests                                            -                   -                       2                  13
                                                         ------              ------                  ------               -----
    Net income                                             $409              $1,395                  $1,569              $3,615
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

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, continued
                                   (Unaudited)


(In thousands, except per share amounts)

                                                           Three Months Ended                   Nine Months Ended
                                                              September 30,                       September 30,
                                                          ----------------------             -----------------------
                                                           2006            2005                2006            2005
                                                          ------          ------              ------          ------
Net income per common share

Basic:
       Net income                                         $ 0.15          $ 0.52              $ 0.57            $ 1.36
                                                          ======          ======              ======            ======

Diluted:
       Net income                                         $ 0.14          $ 0.48              $ 0.53            $ 1.24
                                                          ======          ======              ======            ======


Basic weighted average shares
    outstanding                                            2,767           2,702               2,773             2,667
                                                          ======          ======              ======            ======
Diluted weighted average
    shares outstanding                                     2,892           2,885               2,942             2,920
                                                          ======          ======              ======            ======



The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


(In thousands)

                                                    September 30,   December 31,
                                                        2006            2005
                                                     ----------     -----------
ASSETS

Current Assets:
  Cash and cash equivalents                            $3,590          $6,231
  Cash - restricted (Note 8)                            3,523             449
  Trade receivables, net                                  503              42
  Notes receivable - current                              546             599
  Management fees and other receivables                   960           3,192
  Deposit with clearing organization                      501             501
  Investment in available-for-sale fixed
    income securities - current (Note 10)              13,435           9,662
  Federal income tax receivable                           483              --
  Net deferred income tax asset                           345             355
  Prepaid expenses and other (Note 11)                  1,137             632
                                                     ---------        --------
      Total current assets                             25,023          21,663


Notes receivable, less current portion                    347             326
Property and equipment, net                               588             687
Investment in available-for-sale equity
  securities (Note 9)                                   4,663           5,017
Investment in available-for-sale fixed
  income securities - non-current (Note 10)             1,883           3,584
Net deferred income tax asset                             555             686
Goodwill                                                1,247           1,247
Other assets                                              250             295
                                                      --------         -------

Total Assets                                          $34,556         $33,505
                                                      ========         =======





The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS, continued
                                   (Unaudited)

(In thousands, except share data)

                                                                                 September 30,             December 31,
                                                                                     2006                      2005
                                                                                 --------------            ------------
LIABILITIES, MINORITY INTERESTS AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                     $ 3,879                   $ 736
  Accrued incentive compensation                                                         1,360                   2,595
  Accrued expenses and other liabilities (Note 12)                                       1,343                   1,912
  Federal income tax payable                                                                --                      71
  Deferred gain                                                                            244                     469
                                                                                        ------                  ------
      Total current liabilities                                                          6,826                   5,783
                                                                                        ------                  ------

      Total liabilities                                                                  6,826                   5,783

Minority interests                                                                          20                      15
Commitments and contingencies (Note 3)

Shareholders' Equity:
  Preferred stock, $1.00 par value, 1,000,000
    shares authorized, none issued or outstanding                                           --                      --
  Common stock, $0.10 par value, shares authorized 20,000,000;
    2,793,418 and 2,784,120 issued and outstanding
    at 9/30/06 and 12/31/05, respectively                                                  279                     278
  Additional paid-in capital                                                             7,502                   8,204
  Retained earnings                                                                     19,486                  18,737
  Accumulated other comprehensive income,
     net of taxes                                                                          443                     488
                                                                                       -------                 -------
      Total shareholders' equity                                                        27,710                  27,707
                                                                                       -------                 -------

Total Liabilities, Minority Interests and Shareholders' Equity                         $34,556                 $33,505
                                                                                       =======                 =======





The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
 (in thousands)

                                                                                         Nine Months Ended September 30,
                                                                                             2006                2005
                                                                                           -------             -------
Cash flows from operating activities:

     Net Income                                                                            $ 1,569              $ 3,615

     Adjustments to reconcile net income to cash
        provided by (used in) operating activities:
           Depreciation and amortization                                                       323                  264
           Extinguishment of debt and other                                                    266                  190
           Common stock awarded                                                                102                  159
           Gain on sale of assets                                                              (15)                (131)
           Gain on investments                                                                (110)              (3,091)
           Impairment of investment                                                             --                  193
           Excess tax benefits from stock-based compensation                                  (456)                (408)
           Stock options expense                                                               189                   --
     Changes in operating assets and liabilities:
           Trade receivables                                                                  (461)                (394)
           Income tax receivable                                                              (298)                 473
           Deferred income tax                                                                 141                 (789)
           Receivable from clearing organization                                                --                 (331)
           Deferred compensation                                                                22                   --
           Management fees & other receivables                                               2,232                  964
           Prepaid expenses & other assets                                                    (575)                (163)
           Deferred income                                                                    (210)                (372)
           Trade payables                                                                       69                  519
           Accrued expenses & other liabilities                                             (1,663)              (1,148)
                                                                                            ------               ------
              Net cash provided by (used in) operating activities                            1,125                 (450)

Cash flows from investing activities:

     Capital expenditures                                                                     (131)                (247)
     Proceeds from the sale of available-for-sale equity
        and fixed income securities                                                          7,357                6,174
     Purchase of available-for-sale equity securities                                       (8,946)              (8,483)
     Funds loaned to others                                                                   (266)                (800)
     Collection of notes receivable                                                             32                  249
                                                                                            ------               ------
              Net cash used in investing activities                                         (1,954)              (3,107)

Cash flows from financing activities:

     Exercise of stock options                                                                 791                  823
     Purchase and cancellation of treasury stock                                            (2,239)              (1,574)
     Excess tax benefits from stock-based compensation                                         456                  408
     Dividends paid                                                                           (820)                (671)
                                                                                            ------               ------
              Net cash used in financing activities                                         (1,812)              (1,014)

Net change in cash and cash equivalents                                                    $(2,641)            $ (4,571)

Cash and cash equivalents at beginning of period                                             6,231                9,673
                                                                                           -------              -------
Cash and cash equivalents at end of period                                                 $ 3,590              $ 5,102
                                                                                           =======              =======


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                                   (Unaudited)


                                                                                         Nine Months Ended September 30,
  (in thousands)                                                                             2006                2005
                                                                                           -------             -------
Supplemental information:
    Cash paid for taxes                                                                     $ 754               $1,806
    Cash paid for interest                                                                     11                   10








The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME
       For the nine months ended September 30, 2005 and September 30, 2006
                                   (Unaudited)

(In thousands)

                                                                                             Accumulated
                                                Additional                                      Other                       Total
                                      Common     Paid-In      Retained    Comprehensive     Comprehensive   Treasury   Shareholders'
                                      Stock      Capital      Earnings    Income (loss)     Income (loss)     Stock          Equity
                                    ------------------------------------------------------------------------------------------------
Balance December 31, 2004              $ 265     $ 7,919      $ 13,948          $  --          $ 2,081         $ --        $ 24,213
                                    ------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                             --           --         3,615         $ 3,615             --             --          3,615
  Other comprehensive income:
    Unrealized loss on  securities,
    net of taxes of $789                 --           --            --          (1,532)         (1,532)           --         (1,532)
                                                                                ------

Comprehensive income:                    --           --            --         $ 2,083             --             --             --
                                                                               ======
Stock options exercised                  20          803            --             --              --             --            823
Tax benefit from exercise
  of stock options                       --          408            --             --              --             --            408
Dividend paid (per share - $0.25)        --           --          (671)            --              --             --           (671)
Treasury stock purchase                  --           --            --             --              --          (1,574)       (1,574)
Cancelled treasury stock                (13)       (1,561)          --             --              --           1,574            --
Stock based compensation                  1          158            --             --              --             --            159
                                    ------------------------------------------------------------------------------------------------
Balance September 30, 2005            $ 273      $ 7,727       $16,892           $ --           $ 549           $ --       $ 25,441
                                    ================================================================================================


Balance December 31, 2005             $ 278      $ 8,204      $ 18,737           $ --            $ 488          $ --       $ 27,707
                                    ------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                            --           --         1,569          $1,569               --            --          1,569
  Other comprehensive income:
    Unrealized loss on  securities,
    net of taxes of $23                 --           --            --             (45)             (45)           --            (45)
                                                                                -----

Comprehensive income:                   --           --            --          $1,524               --            --             --
                                                                                =====
Stock options expensed                  --          189            --              --               --            --            189
Stock options exercised                 16          775            --              --               --            --            791
Tax benefit from exercise
   of stock options                     --          456            --              --               --            --            456
Dividend paid (per share - $0.30)       --           --          (820)             --               --            --           (820)
Treasury stock purchase                 --           --            --              --               --        (2,239)        (2,239)
Cancelled treasury stock               (16)      (2,224)           --              --               --         2,239             --
Stock based compensation                 1          101            --              --               --            --            102
                                    ------------------------------------------------------------------------------------------------
Balance September 30, 2006           $ 279      $ 7,502       $19,486            $ --            $ 443          $ --       $ 27,710
                                    ================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)


1.   GENERAL

         The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements as of and for the three and nine month periods ended September 30, 2006 and 2005 reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Such adjustments consist of only items of a normal recurring nature. These consolidated financial statements have not been audited by our independent registered public accounting firm. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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

4.  GAIN ON SALE OF ASSETS

         During the three and nine month periods ended September 30, 2006, we recognized approximately $141,000 and $422,000, respectively, of deferred gain related to the November 2001 sale and subsequent leaseback of real estate to Prime Medical (now called HealthTronics, Inc.). Recognition of deferred gains was nearly identical in both periods in 2005 as well. Due to our continuing involvement in the property, we deferred recognizing approximately $2,400,000 of the approximately $5,100,000 gain and recognized it in earnings, as a reduction of rent expense, monthly through September 2006. As of September 30, 2006 no more of these deferred gains remain to be recognized. In addition, 15% of the gain ($760,000) related to our then 15% ownership in the purchaser, was deferred. As our ownership percentage in HealthTronics declines through our sales of HealthTronics common stock, we recognize these gains proportionately to our reduction of our interest in HealthTronics. During the three and nine month periods ended September 30, 2006 we recognized approximately $13,000 and $15,000, respectively, of these deferred gains as a result of HealthTronics common stock sold in these periods. As of September 30, 2006, there remained a balance of approximately $31,000 in deferred gains to be recognized in future periods.

5.  GAIN ON INVESTMENTS

         Our gains resulted primarily from the sales of available-for-sale equity and fixed income securities. During the three and nine month periods ended September 30, 2006 we recognized gains of $90,000 and $110,000, respectively, resulting from sales of Healthtronics common stock and from scheduled maturities of fixed income securities. These gains are down substantially from the comparative periods in 2005 where we recognized $1,114,000 and $3,091,000 in the three and nine month periods, respectively, as a result of selling far fewer shares of an equity security in 2006 resulting from a drop in its market value.

6.  Loss on Impairment of Investment

         Although there has been no loss taken in 2006, we had a loss in 2005 due to the impairment in value of our investment in FIC common stock. During 2004, the value of our investment in FIC had declined significantly. In October 2004, we determined that this decline in market price should be considered "other than temporary" as defined in Statements of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, as amended. Consequently, we recorded pre-tax charges to earnings totaling $2,567,000 in 2004. These charges reduced our cost basis in FIC from $5,647,000, or $14.67 per share, to $3,080,000, or $8.00 per share which was equal to the quoted market price of FIC shares on December 31, 2004. During the first nine months of 2005, we took additional pre-tax charges to earnings totaling $135,000 further reducing our cost basis in FIC to $2,945,000, or $7.65 per share. While we continue to have the ability and the intent to hold the stock indefinitely, we concluded that the additional uncertainty created by FIC's late SEC filings, together with the lack of its current financial information, dictated that the 2004 and 2005 declines should be viewed as other than temporary. In July 2005, FIC was able to file its 2003 Form 10-K and in October, 2006 FIC filed its 2004 Form 10-K, but it still has yet to file any 2005 Forms 10-Q or 10-K and thus continues to be de-listed on the NASDAQ Stock Market.

7.  GAIN ON FORGIVENESS OF DEBT

         The gain of $24,000 during the three and nine months ended September 30, 2005 represents that amount of liability that was released in the respective periods by participants in our loan to a former affiliate, net of any interest due them from prior period payments made by that affiliate. Due to poor operating results, a former affiliate, Uncommon Care, was in default and not making scheduled payments under its loan agreement with us in which the participations had been sold. As a result, the loan participants released us from any obligations under the participation agreements. The $24,000 recorded in the third quarter of 2005 represents the final loan obligation to be released. Accordingly, no such gains were recorded during 2006.


8.  CASH - RESTRICTED

         Restricted cash represents cash deposits advanced from customers for trade claim transactions that do not close by the end of the period. It occurs when a customer remits payment for a transaction by check instead of via wire transfer. As checks of this size normally take several business days to clear, we ask our customers to pay in advance for transactions expected to close in the near future. At the time of receipt, Cash - Restricted and Accounts Payable are increased for an equal amount as no part of this cash is ours until the transaction closes.


9.  INVESTMENT IN AVAILABLE-FOR-SALE EQUITY SECURITIES

         A portion of this balance sheet account is comprised of our investment in FIC common stock. As mentioned in Note 6 above, during 2005 and 2004, we recognized "other than temporary" impairment losses and, accordingly, our original cost basis in the 385,000 shares of FIC common stock we own has been reduced from $14.67 per share to $7.65 per share during 2004 and 2005. The effect of any "other than temporary" impairment loss is to reclassify from accumulated other comprehensive income (loss) the unrealized loss to realized loss in the statement of operations. We classify all of these shares as securities available-for-sale and record temporary unrealized changes in their value, net of tax, in our balance sheet as part of Accumulated Other Comprehensive Income (Loss) in Stockholders' Equity. Changes in their fair market value deemed to be "other than temporary" are charged to earnings in the period that the determination was made. As FIC has traded above $7.65 per share throughout 2006, no impairment charges were necessary for either the three or nine month periods ended September 30, 2006.


10.  INVESTMENT IN AVAILABLE-FOR-SALE FIXED INCOME SECURITIES

         We have invested primarily in U.S. government-backed securities with maturities varying from one to two years, as well as three corporate bonds with Standard and Poor's ratings of no lower than B (investment grade).

11.  PREPAID AND OTHER CURRENT ASSETS

         In June 2006 we announced plans for a strategic merger with our medical malpractice partner, American Physicians Insurance Exchange ("APIE"). Both ours and APIE's Boards of Directors voted to approve the transaction subject to approval by the Texas Department of Insurance, necessary filings with the SEC and the approval of the shareholders of APS and subscriber-policyholders of APIE. We account for this transaction consistent with Statement of Financial Standards No. 141, Business Combinations, whereby direct costs of the business combination are capitalized and become part of the total purchase price. Should the merger not take place, these direct costs would be expensed in the period that it is determined that the merger will not occur. As of September 30, 2006, we have capitalized a total of $532,000, comprised primarily of legal, accounting, auditing and tax consulting fees incurred by us related to this proposed, pending transaction.


12.  ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consists of the following:
                                      September 30             December 31
                                         2006                      2005
                                     --------------           -------------
Commissions payable                   $ 920,000               $ 1,258,000
Taxes payable                            73,000                   219,000
Vacation                                171,000                   161,000
401(k) plan matching                    169,000                   208,000
Other accrued liabilities                10,000                    66,000
                                      ----------                ----------
                                    $ 1,343,000               $ 1,912,000
                                      ==========                ==========


13.   NET INCOME PER SHARE

         Basic income per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted income per share reflects dilution from all contingently issuable shares, such as options and convertible debt. A reconciliation of income and weighted average shares outstanding used in the calculation of basic and diluted income per share from operations follows:

                                   For the Three Months Ended September 30, 2006
                                   ---------------------------------------------
                                       Income            Shares        Per Share
                                     (Numerator)      (Denominator)      Amount
                                     ----------       ------------     ---------
Basic EPS
 Net income                           $ 409,000         2,767,000        $ 0.15
                                                                         ======

Diluted EPS
 Effect of dilutive securities               --           125,000
                                      ----------       -----------

 Net income                           $ 409,000         2,892,000        $ 0.14
                                      ==========        ========         ======





                                   For the Three Months Ended September 30, 2005
                                   ---------------------------------------------
                                       Income            Shares        Per Share
                                     (Numerator)      (Denominator)      Amount
                                     ----------       ------------     ---------
Basic EPS
  Net income                         $ 1,395,000        2,702,000        $ 0.52
                                                                         ======

Diluted EPS
  Effect of dilutive securities               --          183,000
                                     -----------        ---------

  Net income                         $ 1,395,000        2,885,000        $ 0.48
                                     ===========        =========        ======

                                    For the Nine Months Ended September 30, 2006
                                    --------------------------------------------
                                         Income          Shares        Per Share
                                       (Numerator)    (Denominator)      Amount
                                       ----------      -----------     ---------
Basic EPS
  Net income                           $ 1,569,000       2,773,000       $ 0.57
                                                                         ======

Diluted EPS
  Effect of dilutive securities                 --         169,000
                                        ----------       ---------

  Net income                           $ 1,569,000       2,942,000       $ 0.53
                                       ===========       =========       ======





                                    For the Nine Months Ended September 30, 2005
                                    --------------------------------------------
                                         Income          Shares        Per Share
                                       (Numerator)    (Denominator)      Amount
                                       ----------      ----------      ---------
Basic EPS
  Net income                          $ 3,615,000       2,667,000        $ 1.36
                                                                         ======

Diluted EPS
  Effect of dilutive securities                --         253,000
                                       ----------       ---------

  Net income                          $ 3,615,000       2,920,000        $ 1.24
                                      ===========       =========        ======

14.    SEGMENT INFORMATION

The Company's segments are distinct by type of service provided. Comparative financial data for the three and nine month periods ended September 30, 2006 and 2005 are shown as follows:


                                              Three Months Ended September 30,
                                                 2006                 2005
                                              ---------            ----------
Operating Revenue:
  Insurance services                         $ 3,726,000          $ 3,732,000
  Financial services                           3,043,000            5,450,000
  Corporate                                      300,000              600,000
                                              ----------           ----------
Total Segment Revenues                       $ 7,069,000          $ 9,782,000
                                              ==========          ===========

Reconciliation to Consolidated
 Statement of Operations:
   Total segment revenues                    $ 7,069,000          $ 9,782,000
   Less: Intercompany dividends                 (300,000)            (600,000)
                                              ----------          -----------
      Total Revenues                         $ 6,769,000          $ 9,182,000
                                              ==========           ==========

Operating Income
  Insurance services                         $   579,000          $   662,000
  Financial services                             138,000              801,000
  Corporate                                     (423,000)            (526,000)
                                              ----------           ----------
Total segments operating income                  294,000              937,000

Gain on  investments                              90,000            1,114,000
Loss on impairment of investment                      --              (96,000)
Gain on extinguishment of debt                        --               24,000
                                               ---------            ---------

Income from operations before interest,
  income taxes and minority interest             384,000            1,979,000

Interest income                                  248,000              166,000
Other gain                                        16,000                3,000
Interest expense                                   9,000                6,000
Income tax expense                               230,000              747,000
                                               ---------            ---------

Net income                                    $  409,000          $ 1,395,000
                                              ==========           ==========

                                              Nine Months Ended September 30,
                                               2006                   2005
                                            ----------             ----------
Operating Revenue:
  Insurance services                       $ 10,556,000          $ 10,462,000
  Financial services                         11,421,000            12,415,000
  Corporate                                   2,668,000               600,000
                                            -----------           -----------
Total Segment Revenues                     $ 24,645,000          $ 23,477,000
                                            ===========           ===========

Reconciliation to Consolidated
  Statement of Operations:
    Total segment revenues                 $ 24,645,000           $ 23,477,000
    Less: Intercompany dividends             (2,668,000)              (600,000)
                                            -----------            -----------
         Total Revenues                    $ 21,977,000           $ 22,877,000
                                            ===========            ===========

Operating Income
   Insurance services                       $ 2,008,000             $2,606,000
   Financial services                         1,073,000              1,406,000
   Corporate                                 (1,421,000)            (1,830,000)
                                            -----------             ----------
Total segments operating income               1,660,000              2,182,000

Gain on  investments                            110,000              3,091,000
Loss on impairment of investment                     --               (193,000)
Gain on extinguishment of debt                       --                 24,000
                                             ----------              ---------

Income from operations before interest,
  income taxes and minority interest          1,770,000              5,104,000

Interest income                                 668,000                413,000
Other gain                                       26,000                 87,000
Interest expense                                 11,000                 10,000
Income tax expense                              882,000              1,966,000
Minority interest                                 2,000                 13,000
                                              ---------              ---------

Net income                                  $ 1,569,000            $ 3,615,000
                                             ==========             ==========





15.    STOCK-BASED COMPENSATION


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

       On January 1, 2006 we adopted SFAS No. 123R. We use the Black-Scholes-Merton option-pricing model to determine the fair value of stock-based awards, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No, 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. SFAS No. 123R requires that stock-based compensation be recorded for all new and unvested stock options expected to vest as the requisite service is rendered beginning January 1, 2006, the first day of our 2006 fiscal year. Stock-based compensation expense for awards granted on or before December 31, 2005, but unvested as of that date, is based on the grant date fair value as determined under the pro forma provisions of SFAS No. 123. For the three and nine months ended September 30, 2006 we recorded compensation cost related to stock options of $32,000 and $189,000 and a related reduction in income taxes of $11,000 and $64,000, respectively. The compensation cost is the total fair value, at date of grant, of shares that vested during the three and nine month periods. No compensation costs were capitalized in the three and nine month periods ended September 30, 2006.

       During the three and nine month periods ended September 30, 2006, 48,000 and 159,000 options were exercised with an intrinsic value of $560,000 and $1,666,000, respectively. We received proceeds of $287,000 and $791,000 from the exercise of these options during the three and nine month periods ended September 30, 2006. Based on unvested options outstanding at September 30, 2006 compensation costs to be recorded in future periods are expected to be recognized as follows: 2006, $32,000; 2007, $21,000; 2008, $19,000; and 2009,
$4,000.

       We have adopted, with shareholder approval, the "2005 Incentive and Non-Qualified Stock Option Plan" ("Incentive Plan"). The Incentive Plan provides for the issuance of up to 350,000 shares of common stock to our directors and key employees. A total of 153,000 of these options have been granted as of September 30, 2006 and 197,000 are available for grants. Of those granted, 5,000 shares have been exercised, 133,000 options are exercisable and 15,000 are not yet exercisable. The previous plan, "1995 Incentive and Non-Qualified Stock Option Plan", provided for the issuance of 1,600,000 shares of common stock to our directors and key employees. All of the approved options have been granted as of September 30, 2006, 1,136,000 shares have been exercized, 264,000 shares are exercisable, 41,000 are not yet exercisable and 159,000 options have been cancelled. Upon the exercise of an option we issue the shares from our authorized, but un-issued shares.

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

       Presented below is a summary of the stock options held by our employees and our directors and the related transactions for the three and nine months ended September 30, 2006.


                                Three Months Ended            Nine Months Ended
                                   September 30,               September 30,
                                ------------------            ---------------
                                       2006                         2006
                                ------------------            ---------------
                                           Weighted                   Weighted
                                            Average                    Average
                                           Exercise                    Exercise
                                Shares       Price            Shares   Price
                                ------     --------           ------   ------
Balance at January 1           501,000       $9.16           573,000    $7.92
Options granted                     --          --            40,000    13.94
Options exercised              (48,000)       6.01          (159,000)    4.97
Options forfeited/expired           --          --                --      --
                               -------     --------          -------   ------
Balance at end of period       453,000       $9.49           453,000    $9.49
                               =======       =====           =======    =====
Options exercisable            397,000       $9.35           397,000    $9.35
                               =======       =====           =======    =====


         The weighted average fair value of Company stock options granted is $3.87 per option for the nine months ended September 30, 2006. No options were granted in the three month period ended September 30, 2006. The fair value of the options was calculated using the Black-Scholes-Merton option pricing model with the following assumptions:

                                           Nine months
                                              ended
                                         September 30, 2006
                                        ------------------

Expected option term:                        3.7 years
Expected volatility                          0.350
Expected dividend yield                      2.01%
Risk-free rate of return                     4.33%


The expected volatility assumptions we used are based on the historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options, such estimated life being based on the historical experience of our stock option exercises. The following table summarizes the Company's options outstanding and exercisable options at September 30, 2006:


                      Stock Options Outstanding                                   Stock Options Exercisable
     ------------------------------------------------------------     ---------------------------------------- ------------------
                     Weighted      Aggregate       Average                         Weighted       Aggregate        Average
                      Average                      Remaining                        Average                       Remaining
                     Exercise      Intrinsic     Contractual                       Exercise       Intrinsic      Contractual
         Shares        Price        Value (1)         Life              Shares       Price         Value (1)        Life
         ------        -----        ---------         ----              ------       -----         ---------        ----

         453,000        $9.49        3,238,000       2.8 yrs.         397,000          9.35         2,892,000        2.8 yrs.


(1) Based on the $16.63 closing price of our stock at September 30, 2006.


       Prior to the adoption of SFAS No. 123R, we adopted the disclosure-only provision of SFAS No. 123, but applied APB Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for our stock option plans. No compensation expense was recognized for the three and nine months ended September 30, 2005 under the provisions of APB No. 25. If we had elected to recognize compensation expense for options granted based on their fair values at the grant dates, consistent with Statement 123, net income and earnings per share would have changed to the pro forma amounts indicated below:

                                                                Three Months Ended                Nine Months Ended
                                                                 September 30, 2005              September 30, 2005
                                                                 ------------------              ------------------

         Net income as reported                                      $1,395,000                       $3,615,000
         Deduct: Total additional stock-based employee
          compensation expense determined under fair
          value based method for all awards, net of
          related tax effects                                           (45,000)                        (180,000)
                                                                        --------                        --------

         Pro forma net income                                        $1,350,000                       $3,435,000
                                                                     ==========                       ==========

         Net income per share
                  Basic - as reported                                   $0.52                             $1.36
                                                                        =====                             =====
                  Basic - pro forma                                     $0.50                             $1.29
                                                                        =====                             =====
                  Diluted - as reported                                 $0.48                             $1.24
                                                                        =====                             =====
                  Diluted - pro forma                                   $0.47                             $1.18
                                                                        =====                             =====


16.   RECENT ACCOUNTING PRONOUNCEMENTS

         In February, 2006 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. SFAS 155 becomes effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. We do not expect the adoption of this standard to have a material effect on our financial position, results of operations or cash flows.

         In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact this interpretation will have on our results from operations or financial position.

         In September, 2006 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards, or SFAS No. 157, "Accounting for Fair Value Measurements", effective for fiscal years beginning after November 15, 2007. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. We do not expect the adoption of this standard to have a material effect on our financial position, results of operations or cash flows.

         In September, 2006 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards, or SFAS No. 158, "Accounting for Defined Benefit and Other Postretirement Plans" effective as of the end of the fiscal year ending after December 15, 2006. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. We do not expect the adoption of this standard to have a material effect on our financial position, results of operations or cash flows.

17.   PLANS FOR A STRATEGIC MERGER

         On June 5, 2006 we announced plans for a strategic merger with our medical malpractice partner, American Physicians Insurance Exchange ("APIE"). Both APSG's and APIE's boards of directors voted to approve the transaction subject to approval by the Texas Department of Insurance, necessary filings with the SEC and the approval of the shareholders of APSG and subscriber-policyholders of APIE. The original purchase price was $33 million, comprised of approximately 1.7 million shares of APS common stock issued to the policyholders of APIE and the assumption of approximately $10.4 million in obligations, which will be converted to APS preferred stock with a cash redemption requirement. On August 24, 2006, we announced that we agreed to an increase in the purchase price of APIE, which was also approved by APIE. The revised purchase price is $39 million, comprised of approximately 2.1 million shares of APS common stock issued to the policyholders of APIE and the assumption of approximately $10.4 million in obligations, which will be converted to APS preferred stock with a 3% dividend and a cash redemption requirement payable over ten years. We can give no assurances that this merger will close, or if it does, that there will not be further changes to the terms of the deal. We will account for this transaction consistent with the Statement of Financial Standards No. 141, "Business Combinations", whereby direct costs of the business combination are capitalized and become part of the total purchase price.

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

GENERAL

         We provide (1) insurance services, including management and agency services to a medical malpractice insurance company, and (2) financial services, including brokerage and investment services to individuals and institutions.

INSURANCE SERVICES. Through Insurance Services we provide management and agency services to a medical malpractice insurance company, APIE, through the following subsidiary:

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


FINANCIAL SERVICES. We provide investment and investment advisory services to institutions and individuals throughout the United States through the following subsidiaries:

   o APS FINANCIAL. APS Financial is a fully licensed broker/dealer that provides brokerage and investment services primarily to institutional and high net worth individual clients. In addition, APS Financial earns fees through investment banking transactions, namely, by assisting public and private corporations in raising funds in capital markets. APS Financial also provides portfolio accounting, analysis, and other services to insurance companies, banks and public funds. We recognize commissions revenue, and the related compensation expense, on a trade date basis. We recognize investment banking fees, and the related compensation expense, when the transaction is closed and we are reasonably assured that we will collect our fee.

   o APS CLEARING. APS Clearing is dedicated to the clearing and settlement of trades involving syndicated bank loans, trade claims and distressed private loan portfolios. Trade claims are private debt instruments representing a pre-petition claim on a debtor's estate. We recognize commissions revenue, and the related compensation expense, when the transaction is complete and fully funded.

o ASSET MANAGEMENT. Asset Management manages fixed income and equity assets for institutional and individual clients on a fee basis. We recognize fee revenues monthly based on the amount of funds under management.

OTHER

     As of September 30, 2006, we have the following significant investments accounted for as available-for-sale securities: (1) we own less than 1% of the outstanding common stock of HealthTronics, Inc., and (2) we own approximately 4% of the outstanding common stock of Financial Industries Corporation. We account for these investments as available-for-sale securities, which means they are reflected on our consolidated balance sheets at fair value, and fluctuations in fair value are recognized as unrealized gains or losses excluded from earnings and reported as a separate component of stockholders' equity, net of income taxes.


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

         Our financial services revenues are composed primarily of commissions on securities trades, fees from investment banking transactions, commissions from clearing of trade claims and fees from asset management. Revenues related to securities transactions are recognized on a trade date basis. Revenues from the clearing and settlement of trades involving syndicated bank loans, trade claims and distressed private loan portfolios are recognized when the transaction is complete and fully funded. Revenues from investment banking are recognized when the transaction is closed and we are reasonably assured that we will collect our fee. Asset management fees are recognized as a percentage of assets under management during the period based upon the terms of agreements with the applicable customers.

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





                                     - 25

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

        At September 30, 2006, we have several stock-based compensation plans, which are described more fully in Note 13 to the audited consolidated financial statements contained in our most recently filed Annual Report on Form 10-K. Prior to January 1, 2006, we accounted for these plans under the recognition and measurement principles of APB No. 25, under which stock-based employee compensation cost was not reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 123, as amended by SFAS No. 148, we provided footnote disclosure of the pro forma stock-based compensation cost, net loss and net loss per share as if the fair-value based method of expense recognition and measurement prescribed by SFAS No. 123 had been applied to all employee options.

     As a result of adopting SFAS No. 123(R) on January 1, 2006, our pretax income for the nine months ended September 30, 2006 is $189,000 less than it would have been if we had continued to account for stock-based compensation under APB No. 25. Basic and diluted net income per share would be unchanged if the Company had not adopted SFAS No. 123(R). The adoption of SFAS No. 123(R) had no effect on our Statement of Cash Flows, as stock option expense is a non-cash charge.

    BUSINESS COMBINATIONS

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"). This pronounced changed the accounting treatment for all business combinations to the purchase method. Direct costs of the business combination are capitalized and become part of the total purchase price.

     On June 6, 2006 we announced plans for a strategic merger with our medical malpractice partner, American Physicians Insurance Exchange ("APIE"). Both ours and APIE's boards of directors voted to approve the transaction, anticipating a completion subject to approval by the Texas Department of Insurance, necessary filings with the SEC and the approval of the shareholders of APSG and subscriber-policyholders of APIE. The original purchase price was $33 million, comprised of approximately 1.7 million shares of APS common stock issued to the policyholders of APIE and the assumption of approximately $10.4 million in obligations, which will be converted to APS preferred stock with a cash redemption requirement. On August 24, 2006, we announced that we agreed to an increase in the purchase price of APIE, which was also approved by APIE. The revised purchase price is $39 million, comprised of approximately 2.1 million shares of APS common stock issued to the policyholders of APIE and the assumption of approximately $10.4 million in obligations, which will be converted to APS preferred stock with a 3% dividend and a cash redemption requirement payable over ten years. We can give no assurances that this merger will close, or if it does, that there will not be further changes to the terms of the deal. Should the merger not take place, the direct costs of the merger would be expensed in the period that it is determined that the merger will not occur. As of September 30, 2006, we have capitalized a total of $532,000, comprised primarily of legal, accounting, auditing and tax consulting fees incurred by us related to this proposed, pending transaction.


RESULTS OF OPERATIONS

REVENUES

         Revenues from operations decreased $2,413,000 (26%) and $900,000 (4%) in the three and nine month periods ended September 30, 2006, respectively, compared to the same periods in 2005. Our operating income decreased $643,000 (69%) and $522,000 (24%) in the current year three and nine months, respectively, compared to the same periods in 2005. Our net income decreased $986,000 (71%) and $2,046,000 (57%) in the current year three and nine months, respectively, compared to the same periods in 2005. Lastly, our diluted net income per share decreased $0.34 (71%) and $0.71 (57%) in the current year three and nine month periods ended September 30, 2006, respectively, compared to the same periods in 2005. The reasons for these changes are described below.

INSURANCE SERVICES

         Total revenues from our insurance services segment decreased $6,000 (0%) for the three months but increased $94,000 (1%) for the nine month periods ended September 30, 2006, compared to the same periods in 2005. The current quarter decrease in revenues is mainly attributable to a management fee revenue decrease of $25,000 (1%) as a result of lower earned premiums at APIE, our managed medical malpractice insurance company, due to rate decreases implemented in the latter part of 2005. This has resulted in lower written premium of $1.1 million for the nine months ended September 30, 2006 as compared to the same period for 2005. While planned rate decreases have lowered written premium, policyholder retention remains strong at greater than 90% for APIE. Management fee revenues for the nine months ended September 30, 2006 decreased $24,000 (0%) over the comparable period for 2005 for the same reasons noted above for the current quarter. Pass through commissions increased by $58,000 (4%) in the current quarter as a result of higher effective commission rates paid to third party agents in order to increase market share as compared to the same period in 2005. For the nine months ended September 30, 2006, pass through commission revenues were $236,000 (7%) higher than in the same period in 2005 as commission rates and premiums written through agents for new business at APIE remained higher in 2006. As noted in the following paragraph, commissions paid to third party independent agents increased by an equivalent amount, resulting in no impact on net income. Finally, risk management fees decreased $25,000 (60%) and $79,000 (45%) for the three and nine month periods ended September 30, 2006, respectively, compared to the same periods in 2005, as a result of fewer renewals requiring these services and the discontinuation of a high risk management program at the end of 2005. This decrease in risk management fees is the result of two key factors. First, fees are lower due to an improved claims environment following tort reform legislation enacted in 2003, resulting in fewer new business and renewal accounts being placed into the risk management program and thus being required to pay for these services. Second, risk management services continue to be performed, but due to increased competition APSG has occasionally provided these services at no charge.


    Insurance services expenses increased $216,000 (7%) and $692,000 (9%) for the three and nine month periods ended September 30, 2006, respectively, compared to the same periods in 2005. Payroll expense increased $117,000 (15%) and $377,000 (16%) for the three and nine month periods ended September 30, 2006, respectively, compared to the same periods in 2005 due in part to merit increases, the addition of new managerial positions, additional staff positions for business development and physician services departments and expensing stock options as required by FAS123(R). Professional fees increased $58,000 (102%) and $105,000 (57%) in the three and nine month periods ended September 30, 2006, respectively, compared to the same periods in 2005 due to consulting costs incurred in the analysis of new policy and claims software. Pass through commissions expense increased $58,000 (4%) and $236,000 (7%) for the three and nine months ended September 30, 2006 compared to the same period in 2005 due to the above-mentioned increase in commissions paid to third party independent agents. Lastly, advertising expense increased $23,000 (141%) and $23,000 (29%) for the three and nine months ended September 30, 2006 compared to the same period in 2005 due to consulting costs associated with increased marketing efforts.

FINANCIAL SERVICES

     Our financial services revenue decreased $2,407,000 (44%) and $994,000 (8%) in the three and nine months ended September 30, 2006, respectively compared to the same periods in 2005. The primary contributing factor to these lower revenue figures is the fact that commissions earned at our broker/dealer company, APS Financial, were down in 2006. Commission income, derived mostly from transactions in the fixed income market in both investment and non-investment grade securities, were down $2,915,000 (58%) and $3,935,000 (34%) for the three and nine month periods ended September 30, 2006, respectively, compared to the same periods in 2005. There continues to be various economic factors causing this slowdown in trading activity including poor investment fundamentals such as a rising interest rate environment with an inverted yield curve, volatility in certain corporate sectors and volatile energy prices. As a result of these difficult conditions APS Financial consolidated trading into its main office in Austin, Texas and closed its Houston office in the third quarter of 2006. Though the Houston office generated commission revenues of approximately $1.2 million during the first nine months of 2006 and $2.6 million for all of 2005, it had become unprofitable during the past twelve months. Partially offsetting lower commissions were revenues derived from other businesses, including investment banking and distressed bank debt/trade claim trading which contributed in the aggregate an increase of $508,000 (148%) and $2,943,000 (483%) for the current year three and nine month periods, respectively, compared to the same periods in 2005.

       Our financial services expenses decreased $1,883,000 (39%) and $661,000 (6%) in the three and nine month periods ended September 30, 2006, respectively, compared to the same periods in 2005. The primary reason for the decrease was a $1,628,000 (49%) and $932,200 (13%) decrease in commission expense in the current three and nine month periods, respectively, compared to the same periods in 2005 as a result of the above-mentioned decline in broker/dealer commissions earned. Adding to the variance in the current year quarter was a decrease of $227,000 (57%) in incentive compensation expense, the result of lower net earnings in the period. Partially offsetting these variances was an increase in payroll of $43,000 (9%) and $291,000 (23%) for the three and nine months periods in 2006, respectively, as compared to the same periods in 2005 as a result of continued personnel expansion in our investment banking and bank debt/trade claim businesses.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses decreased $137,000 (24%) and $525,000 (27%) in the three and nine month periods ended September 30, 2006, respectively, compared to the same periods in 2005. The current year three month decrease is primarily due to lower incentive compensation expense. Incentive compensation, a formula driven expense calculated in part on net earnings, decreased $109,000 (46%) due to much lower investment gains in 2006. The current year nine month decrease is due to lower legal and professional fees, lower salaries and lower management incentive compensation. Salaries declined $79,000 (13%) in the nine month period ended September 30, 2006 compared to the same period in 2005 as a result of a severance payment in 2005 to a former employee who has since been retained as a tax consultant. Legal and professional fees declined $91,000 (36%) during the current year nine months as costs associated with internal controls disclosures and procedures under the Sarbanes-Oxley Act of 2002 ("SOX 404") compliance are minimal in 2006 compared to the first nine months of 2005 when we were ramping up our compliance efforts. With the continued uncertainty as to what, if any, relief is to be granted to non-accelerated filers like us, we have slowed our efforts in an attempt to control future SOX 404 compliance costs. Incentive compensation expense decreased $299,000 (44%) in the current nine month period compared to the same period in 2005 for the same reason as described in the three month variance above.


GAIN ON SALE OF ASSETS

       During the three and nine months ended September 30, 2006, we recognized approximately $141,000 and $422,000, respectively, of deferred gain related to the November 2001 sale and subsequent leaseback of real estate to Prime Medical (now called HealthTronics, Inc.). Due to our continuing involvement in the property, we deferred recognizing approximately $2,400,000 of the approximately $5,100,000 gain and are recognizing it in earnings, as a reduction of rent expense, monthly through September 2006. As of September 30, 2006 no more of these deferred gains remain to be recognized. In addition, 15% of the gain ($760,000) related to our then 15% ownership in the purchaser, was deferred. As our ownership percentage in HealthTronics declines through our sales of HealthTronics common stock, we recognize these gains proportionately to our reduction of our interest in HealthTronics. During the three and nine months ended September 30, 2006 we recognized approximately $13,000 and $15,000, respectively, of these deferred gains as a result of HealthTronics common stock sold in the periods. As of September 30, 2006, there remained a balance of approximately $31,000 to be recognized in future periods.


GAIN ON INVESTMENTS

         Gains on investments decreased $1,024,000 (92%) and $2,981,000 (96%) in the current year three month and nine month periods, respectively, due to the sale of a large number of available-for-sale equity securities in both comparative periods of 2005 compared to sales in 2006. Sales of these securities are down in 2006 as a result of fewer shares held by us and a decline in their market price.

LOSS ON IMPAIRMENT OF INVESTMENT

         The losses recorded in the three and nine month periods in 2005 represented write-downs of our investments an equity security and in a bond held for investment after determining that market declines in the value of these securities should be considered "other than temporary". No further impairment charges have occurred in 2006 as the bonds were sold in February 2006 and the common stock price of the equity security has not declined further. The equity investment referred to is the shares of common stock we own in Financial Industries Corporation ("FIC"). We record pretax charges to earnings should the common stock price of the security on the last day of each interim or annual period fall below the adjusted cost basis of our investment in FIC. In the first nine months of 2005, that charge totaled $136,000. As our adjusted cost basis in FIC had been lowered to $7.65 and with the stock price trading above $8.00 per share in 2006, there had been no need to take additional charges 2006. We will continue to monitor and evaluate the situation at Financial Industries.


INTEREST INCOME

         Our interest income increased $82,000 (49%) and $255,000 (62%) in the three and nine month periods ended September 30, 2006, respectively, compared to the same periods in 2005. The current year increases were due to higher interest rates as well as a much higher balance of interest-bearing fixed income securities. At September 30, 2006 there was a balance in investment securities held of $15.3 million compared to a balance of $12.3 million held at September 30, 2005.


OTHER INCOME

         Our other income increased $13,000 (433%) but decreased $61,000 (70%) for the three and nine month periods ended September 30, 2006, respectively, compared to the same periods in 2005. The increase in the current year three month period was due to the receipt of management fees from a former affiliate in excess of the fees received from them during this same period in 2005. The decrease in the current year nine month period is primarily due to inventory losses on securities held at APS Financial totaling $38,000 in 2006 compared to inventory gains of $20,000 in 2005.

LIQUIDITY AND CAPITAL RESOURCES

         WORKING CAPITAL

         Our net working capital was $18,197,000 and $15,880,000 at September 30, 2006 and December 31, 2005, respectively. The increase in the current year was due primarily to cash received from operations. Cash and cash equivalents decreased $2,641,000 in the first nine months of 2006 as cash provided by operations was more than offset by net cash used in investing and financing activities. Cash from operating activities increased $1,125,000 primarily due to cash received from current year earnings plus cash received from APIE for profit sharing ($2,000,000) that was recorded in 2005. Partially offsetting this was cash paid in 2006 for incentive compensation earned and accrued in 2005 ($2,200,000) and estimated 2006 federal income tax payments ($754,000). Cash from investing activities decreased $1,954,000 as purchases of available-for-sale securities exceeded cash received from the sales of other available-for-sale securities. In addition, we made a performance driven loan in January, 2006 in the amount of $238,000 to a high-producing broker. This loan is forgivable evenly over a period of twenty four months, the life of the loan. Cash from financing activities decreased $1,812,000 due to purchases of treasury stock exceeding cash received from the exercise of employee stock options as well as from dividends paid during the second quarter of 2006 in the amount of $820,000. For details of the amounts described above, refer to the Condensed Consolidated Statements of Cash Flows on page 7 of this Form 10-Q. Restricted cash in the amount of $3,523,000 did not affect working capital as an equal amount of current trade payables was recorded as of September 30, 2006. See Note 8 for an explanation of restricted cash.

         Historically, we have maintained strong liquidity and, as a result, we have been able to satisfy our operational and capital expenditure requirements with cash generated from our operating and investing activities. These same sources of funds have also allowed us to pursue investment and expansion opportunities consistent with our growth plans. Although there can be no assurance our operating activities will provide positive cash flow in 2006, we are optimistic that our working capital requirements will be met for the foreseeable future for the following reasons: (1) our current cash position is very strong, with a balance of approximately $3.6 million; (2) our investments in long term available-for-sale equity and short and long term fixed income securities could provide an additional $16.7 million should the need arise; and
(3) we renewed a line of credit in April 2006 that is described below.

         LINE OF CREDIT

                  In April 2006 we renewed a $3.0 million line of credit that was originally established in November 2003 with PlainsCapital Bank. The loan calls for interest payments only to be made on any amount drawn until April 15, 2007, when the entire amount of the note, principal and interest then remaining unpaid, is due and payable. At September 30, 2006, there were no draws taken against this line of credit. We are in compliance with the covenants of the loan agreement, including requirements for a minimum of $5.0 million of unencumbered liquidity and a minimum 2 to 1 net worth ratio.

         CAPITAL EXPENDITURES

                  Our capital expenditures for equipment were $131,000 in the nine months of 2006. The majority of these expenditures were primarily hardware and software upgrades to our computer network. We expect capital expenditures in 2006 to be approximately $175,000 and to be funded through cash on hand.


ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

         In February, 2006 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. SFAS 155 becomes effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. We do not expect the adoption of this standard to have a material effect on our financial position, results of operations or cash flows.

         In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact this interpretation will have on our results from operations or financial position.

         In September, 2006 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards, or SFAS No. 157, "Accounting for Fair Value Measurements", effective for fiscal years beginning after November 15, 2007. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.

Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. We do not expect the adoption of this standard to have a material effect on our financial position, results of operations or cash flows.

         In September, 2006 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards, or SFAS No. 158, "Accounting for Defined Benefit and Other Postretirement Plans" effective as of the end of the fiscal year ending after December 15, 2006. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. We do not expect the adoption of this standard to have a material effect on our financial position, results of operations or cash flows.


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


INVESTMENT RISK

          As of September 30, 2006, our recorded basis in debt and equity securities was approximately $20.0 million. We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that such declines in the fair value of such assets below our accounting basis are other-than-temporary.


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

                                    PART II

                               OTHER INFORMATION

Item 1.  Legal Proceedings
         ---------------------
         We are involved in various claims and legal actions that have arisen in the ordinary course of business. Management believes that any liabilities arising from these actions will not have a significant adverse effect on our financial condition or results of operations.



Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------
         Items 2(a) through(d) are inapplicable.

         (e)  Stock Repurchases



                                                                                                        (d)     Maximum
                                                                                  (c) Total Number            Dollar Value
                                                                                        of Shares            of Shares that
                                                                                     Purchased as Part         May yet be
Period                              (a) Total Number        (b)   Average              of Publicly           Purchased under
                                         of shares              Price Paid           Announced  Plans         the Plans or
                                        Purchased (1)            per Share             or Programs              Programs
                                        -------------           -----------          ----------------        ---------------

Jul 1, 2006 - Jul 31, 2006                  4,711                 $ 14.39                  4,711               $ 1,961,000
Aug 1, 2006 - Aug 31, 2006                 11,402                 $ 14.34                 11,402               $ 1,797,000
Sep 1, 2006 - Sep 30, 2006                  1,000                 $ 17.12                  1,000               $ 1,780,000


(1) Of the total shares purchased 17,113 were purchased in open market transactions and none were purchased in private transactions. Our original share repurchase program was announced August 17, 2004 and was increased in $2,000,000 increments on December 12, 2005 and on June 30, 2006.




Item 3.   Defaults Upon Senior Securities
          ---------------------------------
           Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

           Not Applicable


Item 5.  Other Information
         ------------------
           Not Applicable



Item 6.  Exhibits
         -----------
            Exhibits

                31.1    Section 302 Certification of Chief Executive Officer
                31.2    Section 302 Certification of Chief Financial Officer

                32.1    Section 906 Certification of Chief Executive Officer
                32.2    Section 906 Certification of Chief Financial Officer