Form 10-K
period 2006-12-31
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 2007-03-30
CIK 724024

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K





|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
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

        Title of each class                     Name of each exchange
               None                              on which registered
                                                 -------------------
                                                        None

         Securities registered pursuant to Section 12(g) of the Act:
                       Common Stock, $0.10 par value
                              (Title of Class)


Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.                      Yes |_| No|X|

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act              Yes |_| No |X|

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer |_|    Accelerated filer |_|    Non-accelerated filer|X|

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Act).                                      Yes |_| No |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
              Aggregate Market Value at June 30, 2006: $31,614,017

Indicate the number of shares outstanding of each of the registrant's class of common stock, as of the latest practicable date.

                                                Number of Shares Outstanding At
    Title of Each Class                                   March 1, 2007
    -------------------                                   -------------
Common Stock, $.10 par value                                 2,815,445

                       Documents Incorporated By Reference
Selected portions of the Registrant's definitive proxy material for the 2006 annual meeting of shareholders are incorporated by reference into Part III of the Form 10-K.

                                TABLE OF CONTENTS



                                                                           PAGE
PART I
Item 1.      Business                                                        3
Item 1A      Risk Factors                                                    8
Item 2       Properties                                                     15
Item 3       Legal Proceedi                                                 15
Item 4       Submission of Matters to a Vote of Security Holders            15

PART II
Item 5        Market for Registrant's Common Equity and Related
              Stockholder Matters                                           15
Item 6        Selected Financial Data                                       18
Item 7        Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     19
Item 7A       Quantitative and Qualitative Disclosures about Market Risk    31
Item 8        Financial Statements and Supplementary Data                   32
Item 9        Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                      32
Item 9A       Controls and Procedures                                       32
Item 9B       Other Information                                             33

PART III
Item 10       Directors and Executive Officers of the Registrant            33
Item 11       Executive Compensation                                        33
Item 12       Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters                    33
Item 13       Certain Relationships and Related Transactions                33
Item 14       Principal Accountant Fees and Services                        33

PART IV
Item 15       Exhibits and Financial Statement Schedules                    34
SIGNATURES                                                                  36
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

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.

                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

OUR INSURANCE SERVICES

     APS Insurance Services, Inc., or Insurance Services, is our wholly-owned subsidiary. Prior to October 1, 2003, we owned 80% of Insurance Services. On October 1, 2003, we acquired the remaining 20% minority interest in Insurance Services for approximately $2.0 million in cash (see Note 14 to our consolidated financial statements included herein). Insurance Services, through its wholly-owned subsidiaries APS Facilities Management, Inc., dba APMC Insurance Services, Inc., or FMI, and American Physicians Insurance Agency, Inc., or Agency, provides management and agency services to American Physicians Insurance Exchange, or APIE, a reciprocal insurance exchange. Our revenues from this segment contributed 48%, 46% and 48% of our total revenues in 2006, 2005 and 2004, respectively.

     Substantially all of our revenue from the insurance services segment was attributable to FMI providing management services to APIE. A reciprocal insurance exchange is an organization that sells insurance only to its subscribers, who may pay, in addition to their annual insurance premiums, a contribution to the exchange's surplus. These exchanges generally have the need for few, if any paid employees and, instead, enter into a contract with an "attorney-in-fact" that provides all management and administrative services for the exchange. As the attorney-in-fact for APIE, FMI receives a percentage of the earned premiums of APIE, as well as a portion of APIE's profits. The amount of these premiums can be adversely affected by competition. Substantial underwriting losses, which might result in a curtailment or cessation of operations by APIE, would also adversely affect FMI's revenue and, accordingly, our revenue. To limit possible underwriting losses, APIE currently reinsures its risk in excess of $250,000 per medical incident. APIE offers medical professional liability insurance for physicians in Texas and Arkansas. FMI's assets are not subject to any insurance claims by policyholders of APIE. FMI has been APIE's exclusive manager since APIE's inception in 1975. The management agreement between FMI and APIE provides for full management by FMI of the affairs of APIE under the direction of APIE's physician board of directors. Subject to the direction of this board, FMI sells and issues policies, investigates, settles and defends claims, and otherwise manages APIE's day to day operations. As described below, in consideration for performing its services, FMI receives a management fee based on APIE's earned premiums (before payment of reinsurance premiums), as well as a portion of APIE's profits. FMI pays salaries and personnel related expenses, rent and office operations costs, information technology costs and many other operating expenses of APIE. APIE is responsible for the payment of all claims, claims expenses, peer review expenses, directors' fees and expenses, legal, actuarial and auditing expenses, its taxes, outside agent commissions and certain other specific expenses. Under the management agreement, FMI's authority to act as manager of APIE is automatically renewed each year unless a majority of the subscribers to APIE elect to terminate the management agreement by reason of an adjudication that FMI has been grossly negligent, has acted in bad faith or with fraudulent intent or has committed willful misfeasance in its management activities. Termination of FMI's management agreement with APIE would have a material adverse effect on us.

     APIE is authorized to do business in the States of Texas and Arkansas, and specializes in writing medical professional liability insurance for physician groups, individual physicians and other healthcare providers. APIE currently insures approximately 4,700 physicians, dentists and other healthcare providers, the vast majority of which are in Texas. APIE writes insurance in Texas primarily through purchasing groups and is not subject to certain rate and policy form regulations issued by the Texas Department of Insurance. It reviews applicants for insurance coverage based on the nature of their practices, prior claims records and other underwriting criteria. APIE is one of the largest medical professional liability insurance companies in the State of Texas.

     On June 5, 2006 we announced plans for a strategic merger with APIE. Both our and APIE's boards of directors voted to approve the transaction subject to approval by the Texas Department of Insurance, necessary filings with the SEC and the approval of our shareholders and subscriber-policyholders of APIE. The original purchase price was $33 million, comprised of approximately 1.7 million shares of APS common stock to be issued to the policyholders of APIE and the conversion of approximately $10.4 million of APIE obligations into mandatorily redeemable APS preferred stock. On August 24, 2006, we announced that we agreed to an increase in the purchase price of APIE, which was also approved by APIE. The revised purchase price is $39 million; comprised of approximately 2.0 million shares of APS common stock issued to the policyholders of APIE and the conversion of approximately $10.4 million of APIE obligations into mandatorily redeemable APS preferred stock. The preferred stock has a 3% annual dividend and must be redeemed at the rate of not less than $1 million per year until December 31, 2016 at which time it must have been fully redeemed. At a special meeting of shareholders held March 22, 2007, the shareholders of APS approved the issuance of common and preferred shares of APS for the acquisition of APIE. APIE subscribers also approved the transaction on the same day. The acquisition is set to close effective April 1, 2007. As the acquirer, we will account for this transaction consistent with the Statement of Financial Standards No. 141, "Business Combinations", whereby direct costs of the business combination are capitalized and become part of the total purchase price.

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

     The management agreement with FMI obligates APIE to pay management fees to FMI based on APIE's earned premiums before payment of reinsurance premiums. The management fee percentage is 13.5% of earned premiums. In addition, any pretax profits of APIE will be shared equally with FMI (profit sharing) so long as the total amount does not exceed 3% of earned premiums. Only after prior year net losses are completely offset can FMI then share equally the profits at APIE. The management agreement with FMI will be terminated upon closing of the merger.

     The following table presents selected financial and other data for APIE:

                                                                                Years Ended December 31,

                                                           2006               2005                2004                  2003
                                                         -------             ------             -------               -------
Total revenue                                          $  77,331            $  64,866          $  69,313             $  56,148
Earned premiums subject to management fees             $  65,180            $  64,135          $  64,416             $  51,816
Total assets                                           $ 176,586            $ 145,128          $ 131,152             $ 102,728
Members' equity                                        $ 206,318            $ 174,833          $ 145,728             $ 123,520
Management fees (including commissions) (1)            $   8,971            $   9,031          $   8,675             $   7,067
Profit sharing                                         $   1,994            $   2,007          $   1,929             $     722
Number of insureds                                     $   4,712            $   3,919          $   3,623             $   3,073


(1) This amount includes management fees and commissions paid to FMI and Agency in addition to commissions of $0, $0, $0 and $513 in 2006, 2005, 2004 and 2003, respectively, paid to other carriers directly related to APIE's controlled business.

OUR FINANCIAL SERVICES

      Through our subsidiaries, APS Financial Corporation, or APS Financial, APS Capital Corporation, or APS Capital, and APS Asset Management, Inc., or Asset Management, we provide investment and investment advisory services to institutions and individuals throughout the United States. Our revenues from this segment were 52%, 54% and 52% of our total revenues in 2006, 2005 and 2004, respectively.

      APS Financial is a fully licensed broker/dealer that provides brokerage and investment services primarily to institutional and high net worth individual clients. APS Financial also provides portfolio accounting, analysis, and other services, to insurance companies and banks. Although these other services account for only a small portion of the revenues of APS Financial, they can be instrumental in maintaining the business of some clients. APS Financial has its main office in Austin, Texas.

      APS Financial charges commissions on both exchange and over-the-counter, or OTC, transactions in accordance with industry practice. When APS Financial executes OTC transactions as a dealer, it receives, in lieu of commissions, markups or markdowns.

      APS Financial is a member of the National Association of Securities Dealers, Inc., or NASD, and the Securities Investor Protection Corporation, or SIPC, and, in addition, is licensed in 44 states and the District of Columbia.

      Every registered broker/dealer doing business with the public is subject to stringent rules with respect to net capital requirements promulgated by the SEC. These rules, which are designed to measure the financial soundness and liquidity of broker/dealers, specify minimum net capital requirements. As a registered broker/dealer, APS Financial is subject to these rules. Compliance with applicable net capital requirements could limit APS Financial's operations, such as limiting or prohibiting trading activities that require the use of significant amounts of capital. A significant operating loss or an extraordinary charge against net capital could adversely affect the ability of APS Financial to expand or even maintain our present levels of business. At December 31, 2006, APS Financial was in compliance with all applicable net capital requirements.

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

      APS Capital was established in 2005 and is dedicated to the clearing and settlement of trades involving syndicated bank loans, trade claims and distressed private loan portfolios. This company seeks to develop business with clients who trade in the high-yield bond market. In addition to marketing to professional hedge funds and institutional clientele, we also may receive referral leads from our affiliate companies.

      Asset Management, a registered investment adviser under the Investment Advisers Act of 1940, was formed and registered with the SEC in 1998. We formed Asset Management to manage fixed income and equity assets for institutional and individual clients on a fee basis. Asset Management's mission is to provide clients with investment results within specific client-determined risk parameters.

COMPETITION

      Insurance Services. Substantially all of our revenue from this segment was attributable to FMI providing management services to APIE. Because FMI's management fee is based on the combined earned premiums and profit of APIE, our revenue can be adversely affected by APIE's competition. While there is no direct competition with respect to providing management services to APIE, APIE does compete with several insurance carriers, including Medical Protective Insurance Company, Texas Medical Liability Trust, ProAssurance, The Doctors Company and the Texas Medical Liability Insurance Underwriting Association
(JUA). These companies are considered APIE's competitors because they are the companies to whom policyholders who cancel their policies with APIE typically move. APIE competes with these companies on a variety of factors including price, customer service, expertise in claims handling, policy coverage, risk management services and financial strength. In premiums written and asset size, Medical Protective Insurance Company, Texas Medical Liability Trust, ProAssurance and The Doctors Company are significantly larger than APIE. With the successful passing of tort reform legislation in late 2003, additional companies have re-entered the Texas market, resulting in increased competition.

      Financial Services. APS Financial, APS Capital and Asset Management are engaged in a highly competitive business. Their competitors include, with respect to one or more aspects of their business, all of the member organizations of the New York Stock Exchange and other registered securities exchanges, all members of the NASD, registered investment advisors, members of the various commodity exchanges and commercial banks and thrift institutions. Many of these organizations are national rather than regional firms and have substantially greater personnel and financial resources than us. In many instances APS Financial, APS Capital and Asset Management compete directly with these organizations. In addition, there is competition for investment funds from the real estate, insurance, banking and thrift industries.

REGULATION

      INSURANCE SERVICES. FMI has received certificates of authority from the Texas and Arkansas insurance departments, licensing it on behalf of the subscribers of APIE. APIE, as a reciprocal insurance exchange, is subject to regulation by the insurance departments of the States of Texas and Arkansas. These regulations strictly limit all financial dealings of a reciprocal insurance exchange with our officers, directors, affiliates and subsidiaries. In the case of APIE, these regulations apply to FMI, the attorney-in-fact. Premium rates, advertising, solicitation of insurance, types of insurance issued and general corporate activity are also subject to regulation by the insurance departments of the States of Texas and Arkansas.

      FINANCIAL SERVICES. APS Financial and Asset Management are subject to extensive regulation under both federal and state laws. The SEC is the federal agency charged with administration of the federal securities and investment advisor laws. Much of the regulation of broker/dealers, however, has been delegated to self-regulatory organizations, principally the NASD and the national securities exchanges. These self-regulatory organizations adopt rules (subject to approval by the SEC) which govern the industry and conduct periodic examinations of member broker/dealers. APS Financial is also subject to regulation by state and District of Columbia securities commissions.

      The regulations to which APS Financial is subject cover all aspects of the securities business, including sales methods, trade practices among broker/dealers, uses and safekeeping of customers' funds and securities, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the method of operation and profitability of APS Financial and, accordingly, us. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of APS Financial and/or our officers or employees. The principal purpose of regulation and discipline of broker/dealers is the protection of customers and the securities markets, rather than protection of creditors and shareholders of broker/dealers.

      APS Financial, as a registered broker/dealer and NASD member organization, is required by federal law to belong to the SIPC. When the SIPC fund falls below a certain minimum amount, members are required to pay annual assessments in varying amounts not to exceed 0.5% of their adjusted gross revenues to restore the fund. The SIPC fund provides protection for customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances.

REVENUES AND INDUSTRY SEGMENTS

      The information required by Regulation S-K Items 101(b) and 101(d) related to financial information about segments and financial information about sales is contained in Note 16 of our accompanying audited consolidated financial statements included in Appendix A of this Form 10-K.

EMPLOYEES

      As of December 31, 2006, we employed, on a full time basis, approximately 107 persons, including 61 by Insurance Services, 38 by APS Financial and APS Capital, and 8 directly by us. We consider our employee relations to be good. None of our employees are represented by a labor union and we have experienced no work stoppages.
Executive Officers

     As of March 1, 2007, our executive officers were as follows:

  Name                          Age         Position
--------------                 -----       ----------------------
Kenneth S. Shifrin               57         Chairman of the Board, President and
                                            Chief Executive Officer

William H. Hayes                 59         Senior  Vice  President  - Finance,
                                            Secretary, and Chief Financial
                                            Officer

Maury L. Magids                  42         Senior Vice President - Insurance

Thomas R. Solimine               48         Controller


     Our officers serve until the next annual meeting of our directors and until their successors are elected and qualified (or until their earlier death, resignation or removal).

     Mr. Shifrin has been our Chairman of the Board since March 1990. He has been our President and Chief Executive Officer since March 1989 and he was President and Chief Operating Officer from June 1987 to February 1989. He has been a director since February 1987. From February 1985 until June 1987, Mr. Shifrin served as our Senior Vice President - Finance and Treasurer. Mr. Shifrin also has been a director of Financial Industries Corporation since June 2003 and was Chairman of the Board of Prime Medical Services, Inc. from October 1989 until November 2004. With the merger of Prime Medical and HealthTronics, Inc., or Healthtronics, Mr. Shifrin became Vice-chairman of the Board of HealthTronics in November 2004. In 2006, Mr. Shifrin resigned his vice-chairmanship but remains a member of the Board of Directors of HealthTronics. Mr. Shifrin is a member of the World Presidents Organization.

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

AVAILABLE INFORMATION

     We file annual, quarterly and current reports, proxy statements, and other documents with the SEC under the Exchange Act. You may read and copy any materials that we file with the SEC at the SEC's public reference room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website that contains these SEC filings. You can obtain these filings at the SEC's website at http://www.sec.gov.

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

     Substantially all of our revenue from the insurance services segment, representing 48% of total revenue in 2006, was attributable to FMI providing management services to APIE. As the attorney-in-fact for APIE, FMI receives a percentage of the earned premiums of APIE, as well as a portion of APIE's profits. Accordingly, any reduction in premiums written by APIE or profit recorded by APIE would have a proportional negative effect on our revenues and net income. The amount of these premiums can be adversely affected by competition. Substantial underwriting losses, which might result in a curtailment or cessation of operations by APIE, would also adversely affect FMI's revenue and, accordingly, our revenue. The loss or reduction of these management fees could have a material adverse effect on our business, financial condition and results of operations.

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

     APS Financial, Asset Management and APS Capital are engaged in a highly competitive business. Their competitors include, with respect to one or more aspects of their business, all of the member organizations of the New York Stock Exchange and other registered securities exchanges, all members of the NASD, registered investment advisors, members of the various commodity exchanges and commercial banks and thrift institutions. In many instances APS Financial is competing directly with these organizations. In addition, there is competition for investment funds from the real estate, insurance, banking and thrift industries.

     As stated above, substantially all of our revenue from the insurance services segment was attributable to FMI providing management services to APIE. Because FMI's management fee is based on the earned premiums of APIE and APIE's profits, our revenue can be adversely affected by APIE's competition. APIE competes with several insurance carriers, including Medical Protective Insurance Company, Texas Medical Liability Trust, ProAssurance, The Doctors Company, Advocate MD and the Texas Medical Liability Insurance Underwriting Association
(JUA), which is the state-sponsored insurer of last resort. APIE does not have the capacity to write the volume of business equal to that of some of the other major carriers. With the successful passing of tort reform in late 2003, additional companies have re-entered the Texas market, resulting in further increases in competition.

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

     There can be no assurance that the federal or state governments or self-regulatory organizations having jurisdiction over our insurance and securities brokerage businesses will not adopt regulations or take other actions, such as the failure to renew or the revocation of required licenses and certifications, that would have a material adverse effect on our business, financial condition and results of operations. In addition, our operations and profitability may be affected by additional legislation, changes in rules promulgated by the SEC, NASD, the Board of Governors of the Federal Reserve System, the various stock exchanges and other self-regulatory organizations, and state securities commissions or changes in the interpretation or enforcement of existing laws or rules.

     WE ARE RELIANT ON KEY EXECUTIVES, KEY PERSONNEL AND KEY ACCOUNTS.

     We believe that our success depends on the efforts and abilities of a relatively small group of executive personnel. The loss of services of one or more of these key executives could have a material adverse effect on our business. We do not maintain key man life insurance on any of our key executives. We have entered into an employment agreement with Kenneth S. Shifrin, our Chairman of the Board and Chief Executive Officer that expires on August 1, 2010. We also have employment agreements with William H. Hayes, our Chief Financial Officer, Maury Magids, President of our insurance services subsidiary, and George S. Conwill, President of our investment services subsidiary. All of the latter three contracts expire in 2008. Additionally, although we have been fortunate in retaining our key salespersons for many years, a loss of one or more key salespersons and/or a loss of one or more key accounts is possible and could have a material adverse effect upon earnings. In particular, commissions revenues from a single customer of our broker/dealer subsidiary, APS Financial, represented 44% of total revenues of the subsidiary. The loss of this customer could have a material adverse impact on the operating results of the company.

     WE ARE EXPOSED TO INTEREST RATE AND INVESTMENT RISK.

     Changes in interest rates could have an impact at our broker/dealer subsidiary, APS Financial. The general level of interest rates may trend higher or lower in 2007, and this move may impact our level of business in different fixed-income sectors. If a generally improving economy is the impetus behind higher rates, then while our investment grade business may drop off, our high-yield business might improve with improving credit conditions. A volatile interest rate environment in 2007 could also impact our business as this type of market condition can lead to investor uncertainty and their corresponding willingness to commit funds.

     As we currently have no debt and do not anticipate the need to take on any debt in 2007, interest rate changes will have no impact on our financial position as it pertains to interest expense.

     As of December 31, 2006, our recorded basis in debt and equity securities was approximately $21 million. A material other than temporary decline in the value of any of these investments could have a material adverse effect on our financial condition and results of operations. A decline in the value of equity securities, evidenced by lower prices traded for the common stock of these companies, might occur for several reasons, including poor financial performance, obsolescence of the service or product provided or any other news deemed to be negative by the investing public. A decline in the value of debt securities might occur for the same reasons above as well as due to an increase in interest rates.

     The value of the fixed income securities is also subject to interest rate risk. As market interest rates decrease, the portfolio value increases with the opposite holding true in rising interest rate environments.

     Equity securities are subject to equity price risk, which is defined as the potential for loss in market value due to a decline in equity prices. The value of common stock equity investments is dependent upon the general conditions in the securities markets and the business and financial performance of the individual companies in the portfolio. Values are typically based on future economic prospects as perceived by investors in the equity markets.

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

     OUR CUSTOMERS MAY DEFAULT ON THEIR MARGIN ACCOUNTS, EFFECTIVELY PASSING THEIR LOSSES ON TO US.

     Our securities brokerage customers sometimes purchase securities on margin through our Capital organization; therefore we are subject to risks inherent in extending credit. This risk is especially great when the market is rapidly declining. In such a decline, the value of the collateral securing the margin loans could fall below the amount of a customer's indebtedness. Specific regulatory guidelines mandate the amount that can be loaned against various security types. APS Financial rigorously adheres to these guidelines and in a number of instances exceeds those requirements. Independent of our review, our corresponding Capital organization independently maintains a credit review of our customer accounts. If customers fail to honor their commitments, the Capital organization would sell the securities held as collateral. If the value of the collateral were insufficient to repay the loan, a loss would occur, which we may be required to fund. Any such losses could have a material adverse effect on our business, financial condition and operating results.

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

     For the past two years the professional liability industry has faced a soft insurance market that has generally resulted in lower premium rates. We cannot predict whether, or the extent to which, the recent decrease in premium rates will continue.

     CHANGES IN THE HEALTH CARE INDUSTRY COULD HAVE A MATERIAL IMPACT ON OUR INSURANCE OPERATIONS.

     After the merger, our insurance operations will derive substantially all of its medical professional liability insurance premiums from physicians and other individual healthcare providers, physician groups and smaller healthcare facilities. Significant attention has recently been focused on reforming the healthcare industry at both the federal and state levels. In recent years, a number of factors related to the emergence of managed care have negatively impacted or threatened to impact the practice of medicine and economic independence of medical professionals. Medical professionals have found it more difficult to conduct a traditional fee-for-service practice and many have been driven to join or contractually affiliate with provider-supported organizations. Such change and consolidation may result in the elimination of, or a significant decrease in, the role of the physician in the medical professional liability insurance purchasing decision and could reduce APIE's, and after the merger our, medical professional liability premiums as groups of insurance purchasers may be able to retain more risk.

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

     IF MARKET CONDITIONS CAUSE REINSURANCE TO BE MORE COSTLY OR UNAVAILABLE FOR APIE, OUR MANAGEMENT FEE MAY BE REDUCED.

     As part of APIE's overall risk management strategy, it currently purchases reinsurance for amounts of risk from $250,000 up to $1,000,000. If APIE is unable to maintain its current reinsurance coverage or to obtain other reinsurance coverage in adequate amounts and at favorable rates, or if APIE is unable to renew its expiring reinsurance coverage or to obtain new reinsurance coverage, APIE may be adversely affected by losses or have to reduce the amount of risk it underwrites, in either case reducing our management fee.

     ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS, OUR SHAREHOLDER RIGHTS PLAN AND TEXAS LAW COULD PREVENT OR DELAY A CHANGE IN CONTROL.

      Certain anti-takeover provisions applicable to our governance could prevent or delay an acquisition of our business at a premium price or at all. Some of these provisions are contained in our articles of incorporation as well as in a shareholder rights plan adopted by the Company. Others are contained in the Texas statutory law governing corporations. These provisions may have the effect of delaying, making more difficult or preventing a change in control or acquisition of the Company by means of a tender offer, a proxy contest or otherwise. These provisions are expected to discourage certain types of coercive takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of the Company first to negotiate with us.

      Our articles of incorporation provide that we may not engage in certain business combinations with a corporation, subsidiary of a corporation, person, or other entity which is the beneficial owner, directly or indirectly, of twenty percent or more of our outstanding voting shares unless either certain requirements are first satisfied or the transaction is approved by the affirmative vote of no less than two-thirds of the shares of our common stock present in person or by proxy as a meeting where at least 80% of our common shares are represented (in person or by proxy).

      Under our shareholder rights plan, each outstanding share of common stock has attached to it one purchase right. Each purchase right entitles its holder to purchase from the Company a unit consisting of one one-thousandth of a share of Series A junior participating preferred stock at a price subject to adjustment. This could prevent or delay a change in control of the Company.

      Articles 13.01 through 13.08 of the Texas Business Corporations Act provide that a Texas corporation may not engage in certain business combinations, including mergers, consolidations, and asset sales, with a person, or an affiliate or associate of such person, who is an "affiliated shareholder" (generally defined as the holder of twenty percent or more of the corporation's voting shares) for a period of three years from the date such person became an affiliated shareholder unless (i) the business combination or purchase or acquisition of shares made by the affiliate shareholder was approved by the board of directors of the corporation before the affiliated shareholder became an affiliated shareholder; or (ii) the business combination was approved by the affirmative vote of the holders of at least 66 2/3% of the outstanding voting shares of the corporation not beneficially owned by the affiliated shareholder, at a meeting of shareholders called for that purpose (and not by written consent), not less than six months after the affiliated shareholder became an affiliated shareholder. Neither our articles of incorporation nor our bylaws contain any provision expressly providing that we will not be subject to the Texas anti-takeover statute. The Texas anti-takeover statute may have the effect of inhibiting a non-negotiated merger or other business combination involving the Company, even if such event(s) would be beneficial to our shareholders.

     OUR MANAGEMENT SHAREHOLDERS HAVE SIGNIFICANT CONTROL OF THE COMPANY AND THE ABILITY TO INFLUENCE THE APPROVAL OF MATTERS FOR WHICH SHAREHOLDER VOTING IS INVOLVED.

      Our executive officers and directors and their affiliates beneficially own approximately 33% of the Company's outstanding common stock, assuming full conversion of all options exercisable within 60 days of March 31, 2007, that they may beneficially own. As a result, our management is able to influence and possibly control the election of our board of directors and the outcome of other corporate actions requiring shareholder approval.

     THE PASSAGE OF TORT REFORM AND THE SUBSEQUENT REVIEW OF SUCH LAWS BY THE COURTS COULD HAVE A MATERIAL IMPACT ON OUR INSURANCE OPERATIONS.

      As stated above, substantially all of our revenue from the insurance services segment was attributable to FMI providing management services to APIE. Because FMI's management fee is based on the earned premiums of APIE and APIE's profits, our revenue can be adversely affected by the impact of tort reforms on APIE's business.

      Tort reforms generally restrict the ability of a plaintiff to recover damages by imposing one or more limitations, including, among other limitations, eliminating certain claims that may be heard in a court, limiting the amount or types of damages, changing statutes of limitation or the period of time to make a claim, and/or limiting venue or court selection. Texas enacted legislation in 2003 specifically directed at medical malpractice liability insurance reform. Among the more significant aspects of the legislation were caps on non-economic damages and caps on non-economic damages against a single institution and against all health-care institutions combined.

      While the effects of tort reform would appear to be generally beneficial to APIE's business, there can be no assurance that such reforms will be effective or ultimately upheld by the courts in the various states. Further, if tort reforms are effective, the business of providing professional and other liability insurance may become more attractive, thereby causing an increase in competition for APIE and reducing our management fee or insurance services revenues. In addition, there can be no assurance that the benefits of tort reform will not be accompanied by regulatory actions by state insurance authorities that may be detrimental to APIE such as expanded coverage requirements and premium rate limitations or rollbacks. Also, the tort reform legislation, and the caps on non-economic damages, could change as a result of challenges in the courts or by future legislation.

ITEM 2.  PROPERTIES

     We lease approximately 23,000 square feet of office space from HealthTronics in an office project at 1301 Capital of Texas Hwy., Suite C-300, Austin, Texas as our principal executive offices.

     We also lease approximately 1,200 square feet of office space for our insurance services subsidiary at 5401 North Central Expressway, Suite 316, LB #B4, Dallas, Texas.

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

                                 2006                            2005

                          ---------------------        ------------------------
                            High        Low                High         Low
                            ----        ----               ----         ----
First Quarter              $13.86      $12.15              $13.24      $10.01

Second Quarter             $16.25      $13.51              $13.80       $9.25

Third Quarter              $18.73      $12.82              $13.30      $11.50

Fourth Quarter             $17.50      $14.37              $13.25      $11.37


     There were approximately 199 holders of record of our common stock on March 1, 2007.

     In 2006, 2005 and 2004, we declared cash dividends of $0.30, $0.25 and $0.20, respectively, per share of common stock amounting to total cash outlays of approximately $820,000, $671,000 and $518,000, respectively. Prior to 2004, we had never declared or paid any cash dividends on our common stock. Our policy has been to retain our earnings to finance growth and development. The declaration and payment of any future dividends on our common stock would be at the sole discretion of our Board of Directors, subject to our financial condition, capital requirements, future prospects and other factors deemed relevant.

Performance Graph

     The graph below compares, assuming $100 was invested on December 31, 2001 and assuming the reinvestment of any dividends, our cumulative total shareholder return with the total shareholder returns of all NASDAQ stocks (the "NASDAQ Total") and of all stocks (the "Peer Index") contained in the NASDAQ Financial and Insurance indexes, with each index being given equal weight.

     The following is a table representation of the performance graph.


                        NASDAQ Total         Peer Index      APS Group
                        ----------          -----------      -----------
        12/29/01          100.00               100.00          100.00
        12/31/02           69.13               102.19          114.84
        12/31/03          103.36               133.99          285.67
        12/31/04          112.49               158.49          286.22
        12/31/05          114.88               167.51          344.59
        12-30/06          126.22               191.44          452.70



     The following table represents securities authorized for issuance under equity compensation plans, as described in Notes 12 and 13 to the consolidated financial statements included in Appendix A of this Form 10-K.



                                Equity Compensation Plan Information
------------------------------------------------------------------------------------------------------------------------------------

Plan Category           Number of securities to be           Weighted-average exercise            Number of securities remaining
                        issued upon exercise of                price of outstanding             available for future  issuance under
                         outstanding options,                   options, warrants                  equity compensation plans.
                         warrants and rights.                      and rights.                   Excluding securities reflected in
                                                                                                           column (a)
------------------------------------------------------------------------------------------------------------------------------------
                                 (a)                                    (b)                                   (c)
------------------------------------------------------------------------------------------------------------------------------------
Equity Compensation
plans approved by              536,000                                 $9.96                                243,000
security holders                                                       Note 1                               Note 2
------------------------------------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved by
security holders                none                                   none                                   none
------------------------------------------------------------------------------------------------------------------------------------
Total                          536,000                                 $9.96                                243,000
------------------------------------------------------------------------------------------------------------------------------------



     Note 1: Average price is for the 467,000 shares under the Stock Option Plan only, as 69,000 shares in the Deferred Compensation Plan are outright grants. Deferred shares are reflected in the financial statements at the grant date.

     Note 2: Shares remaining in the Stock Option Plan is 162,000; shares remaining in the Deferred Stock Plan is 81,000.

     The following table represents stock repurchases during the fourth quarter of 2006:



                                                                                              (d)    Maximum
                                                                                                    Number of
                                                                                                   Shares (or
                                                                                                   Approximate
                                                                                                   Dollar Value)
                                                                          (c) Total Number        of Shares that
                                                                                of Shares           May Yet be
                                                                            Purchased as Part     Purchased Under
Period                         (a) Total Number        (b) Average             of Publicly          the Plans or
                                    of shares           Price Paid           Annonuced Plans         Programs
                                   Purchased (1)         per Share             or Programs
-------                             ---------            ----------           ------------         --------------

Oct. 1, 2006-Oct. 31, 2006          3,087                $ 15.75                 3,087                $ 1,731,000
Nov. 1, 2006-Nov. 30, 2006          2,500                $ 15.63                 2,500                $ 1,692,000
Dec. 1, 2006-Dec. 31, 2006          3,885                $ 15.93                 3,885                $ 1,630,000


(1) Of the total shares purchased, 9,472 were purchased in open market transactions and none were purchased in private transactions. Our original $2,000,000 share repurchase program was announced August 17, 2004 and was increased in $2,000,000 increments on December 12, 2005 and on June 30, 2006.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with our consolidated financial statements and notes thereto included in Appendix A of this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 hereof.

     The data in the following chart may not be comparable as data stated for the year 2006 were impacted by the implementation of FAS 123 (R) while the data in years prior to 2006 were not.



                                                      2006             2005              2004             2003             2002
                                                 ---------------   --------------   ---------------   --------------   -------------
Selected Income Statement Data:

  Revenues                                          $ 32,360         $ 33,973          $ 32,021         $ 30,449         $23,077

  Income from continuing operations
    before interest, income taxes,
    minority interests and equity in
    loss of unconsolidated affiliates                  4,094            7,812             3,097            4,090           5,554

  Income from continuing operations                    3,194            5,460             2,152            2,772           3,156

  Net income                                         $ 3,194          $ 5,460           $ 2,152          $ 2,799         $ 3,411


Per Share Amounts:

  Basic: Income from continuing operations            $ 1.15           $ 2.03            $ 0.85           $ 1.26          $ 1.42

  Net income                                            1.15             2.03              0.85             1.27            1.53

  Diluted: Income from continuing operations            1.09             1.86              0.76             1.13            1.35

  Net income                                          $ 1.09           $ 1.86            $ 0.76           $ 1.14          $ 1.45

  Diluted weighted average shares
    outstanding                                        2,933            2,931             2,838            2,449           2,345

  Cash Dividends                                      $ 0.30           $ 0.25            $ 0.20                -               -


Selected Balance Sheet Data:

  Total assets                                      $ 36,276         $ 33,505          $ 30,443         $ 25,638         $24,981

  Working capital                                     19,980           15,880            10,673            8,537           5,799

  Long-term obligations                                    -                -             1,133            1,576           2,665

  Total liabilities                                  $ 6,687          $ 5,783           $ 6,229          $ 6,532         $ 7,455

  Minority interests                                      21               15                 1                -             384

  Total equity                                      $ 29,568         $ 27,707          $ 24,213         $ 19,106         $17,142




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

GENERAL

      We provide insurance services, including management services to APIE, and financial services, including brokerage and investment services to individuals and institutions.

      INSURANCE SERVICES. We provide management services to APIE through our subsidiary, FMI. FMI provides management and administrative services to APIE, a reciprocal insurance exchange that provides medical professional liability insurance. APIE is governed by a board of directors consisting of, as of December 31, 2006, eight physicians and one non-physician. Pursuant to a management agreement and the direction of this board, FMI manages and operates APIE, including performing policy issuance, claims investigation and settlement, and all other management and operational functions. FMI pays certain salaries and personnel related expenses, rent and office operations costs and information technology costs, as provided in the management agreement. APIE is responsible for the payment of all claims, claims expenses, peer review expenses, directors' fees and expenses, legal, actuarial and auditing expenses, our taxes, outside agent commissions and certain other specific expenses. The management agreement with FMI obligates APIE to pay management fees to FMI based on APIE's earned premiums before payment of reinsurance premiums. The management fee percentage is 13.5% of earned premium. In addition, any pre tax profits of APIE will be shared equally with FMI (profit sharing) so long as the total amount of profit sharing does not exceed 3% of earned premiums. FMI only provides these management services to APIE. Our revenues from this segment were 48%, 46% and 48% of our total revenues in 2006, 2005 and 2004, respectively. We recognize revenues for the management fee portion based on a percentage of earned premiums on a monthly basis. We recognize revenues for the management fee portion based on profit sharing in the fourth quarter, when it is certain that APIE will have an annual profit. FMI's assets are not subject to APIE policyholder claims.

      FINANCIAL SERVICES. We provide investment and investment advisory services to institutions and individuals throughout the United States through the following subsidiaries:

      o APS Financial. APS Financial is a fully licensed broker/dealer that provides brokerage and investment services primarily to institutional and high net worth individual clients. APS Financial also provides portfolio accounting, analysis, and other services to insurance companies and banks. We recognize commission's revenue, and the related compensation expense, on a trade date basis.

      o APS Capital. APS Capital facilitates the clearing and settlement of trades involving syndicated bank loans, trade claims and distressed private loan portfolios. Trade claims are private debt instruments representing a pre-petition claim on a debtor's estate. We recognize commission revenue, and the related compensation expense, when the transaction is complete and fully funded.

       o Asset Management. Asset Management manages fixed income and equity assets for institutional and o individual clients on a fee basis. We recognize fee revenues monthly based on the amount of funds under management.


      OTHER INVESTMENTS. In addition, as of December 31, 2006, we own 385,000 shares of FIC, representing approximately 4% of their outstanding common stock. Our policy is to account for investments as available-for-sale securities which requires that we assess fluctuations in fair value and determine whether these fluctuations are temporary or "other than temporary" as defined in Statements of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, as amended. Temporary changes in fair value are recognized as unrealized gains or losses excluded from earnings and reported in equity as a component of accumulated other comprehensive income, net of income taxes. Should a decline in an investment be deemed other than temporary, as was the case with our investment with FIC in 2004, 2005 and 2006, pre-tax charges to earnings will be taken in the period in which the impairment is considered to be other than temporary.

      As of December 31, 2006, we also had investments totaling $16,636,000 in investment-grade governmental and corporate fixed income securities, which are accounted for as available for sale. These securities are carried at fair value with unrealized gains and losses, net of taxes, reported in equity as a component of accumulated other comprehensive income. As above, we would recognize an impairment charge to earnings in the event a decline in fair value below the cost basis of one of these investments is determined to be other than temporary.

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

      ASSET IMPAIRMENT

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

      REVENUE RECOGNITION

      Our insurance service revenues related to management fees are recognized monthly at 13.5% of the earned premiums of the managed company. We also share equally any profit of the managed company, to a maximum of 3% of the earned insurance premiums. Any past losses of the managed company are carried forward and applied against earnings before any profits are shared. We recognize revenues for the management fee portion based on profit sharing in the fourth quarter, when it is certain the managed company will have an annual profit.

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

      ALLOWANCES

      When necessary, we record an allowance for doubtful accounts based on specifically identified amounts that we believe to be uncollectible. Management analyzes historical collection trends and changes in its customers' payment patterns, customer concentration and credit worthiness when evaluating its allowance for doubtful accounts.

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

      When necessary, we record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that it would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period the determination was made. Likewise, should we determine that it would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period the determination was made.

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

      STOCK-BASED COMPENSATION

     In December 2004, the FASB issued a revision ("SFAS No. 123(R)") to SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), and we were required to adopt SFAS No. 123(R) in the first quarter of 2006. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations, and requires that all stock-based compensation, including options, be expensed at fair value, as of the grant date, over the vesting period. Companies are required to use an option pricing model (e.g.: Black-Scholes or Binomial) to determine compensation expense, consistent with the model previously used in the already required disclosures of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.

      For the year ended December 31, 2006 we calculated stock-based compensation using the intrinsic value method. We estimate the fair value of stock option awards on the date of grant utilizing a modified Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. However, certain assumptions used in the Black-Scholes model, such as expected term, can be adjusted to incorporate the unique characteristics of our stock option awards. Option valuation models require the input of somewhat subjective assumptions including expected stock price volatility and expected term. We believe it is unlikely that materially different estimates for the assumptions used in estimating the fair value of stock option granted would be made based on conditions suggested by actual historical experience and other data available at the time estimates were made. Restricted stock awards are valued at the price of our common stock on the date of grant. The adoption of SFAS No. 123(R) has not had a material effect on our financial position, operations or cash flows.

      At December 31, 2006, we have a stock-based compensation plan, which is described more fully in Note 13 to our accompanying consolidated financial statements included herein. Prior to January 1, 2006, we accounted for this plan under the recognition and measurement principles of APB No. 25, under which stock-based employee compensation cost was not reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 123, as amended by SFAS No. 148, we provided footnote disclosure of the pro forma stock-based compensation cost, net loss and net loss per share for the years prior to adopting SFAS No. 123 (R), as if the fair-value based method of expense recognition and measurement prescribed by SFAS No. 123 had been applied to all employee options.

      As a result of adopting SFAS No. 123(R) on January 1, 2006, our pre-tax income for the year ended December 31, 2006 is $225,000 less than it would have been if we had continued to account for stock-based compensation under APB No.
25. Basic and diluted net income per share would be unchanged if we had not adopted SFAS No. 123(R). The adoption of SFAS No. 123(R) had no effect on our cash flows in the year ended December 31, 2006, as stock option expense is a non-cash charge.

RESULTS OF OPERATIONS

      Overview and Business Outlook Insurance Services revenues for the year ended December 31, 2006 were level with revenues recorded for the same period in 2005, a year which enjoyed record revenues. Total member's equity at APIE has grown approximately 57% in 2006 after growing approximately 78% in 2005. Insurance Services revenues are dependent on APIE and if APIE's surplus continues to grow, this would continue to increase the financial strength of the company and our capacity to write new business and therefore increase the amount of profit in which we would be able to share. Insurance Services operating expenses increased over 2005, primarily as a result of anticipated new personnel hires required to support estimated growth in new business and the retention of existing business. Professional fees will be higher in future periods as a result of the decision by the SEC to require micro-cap companies to comply with
Section 404 of the Sarbanes-Oxley Act of 2002. Effective as of May 30, 2006, our board of directors approved a merger with APIE. Subsequent to the merger, it is anticipated that the Insurance Services management fee revenues derived from the attorney-in-fact contract with APIE would no longer exist, being replaced by the revenues and expenses of APIE, and revenues from earned premiums and investment income from APIE as well as results from operations would be reported. For the years ended December 31, 2006 and 2005 the management fee revenues reported by Insurance Services was $10,964,000 and $11,045,000, respectively. For the years ended December 31, 2006 and 2005, the total revenues reported by APIE were $77,331,000 and $69,866,000, respectively. Total expenses reported by APIE were $52,909,000 and $56,647,000 for the years ended December 31, 2006 and 2005, respectively.

      Our insurance segment is greatly affected by the profitability of APIE which we manage through FMI. Significant increases in the frequency and/or severity of claims brought against APIE's insured doctors would negatively affect the profitability of APIE, and consequently, the amount of profit, if any, in which we would be able to share. This risk has been reduced as a result of physicians renewing at lower limits of coverage. Prior to tort reform legislation in 2003, the Texas market place experienced rate increases as a result of unfavorable claims trending. As rates continued to increase, physicians sought lower limits of coverage in order to lower their cost of coverage. The shift to lower limits resulted in lower premiums being by paid to APIE by physician-policyholders. However, the lower premiums paid as a result of this shift were offset by rate increases of approximately 39%, 13% and 1% in 2002, 2003 and 2004, respectively. As a result of increased competition and improved loss ratios, rates have declined 9% and 18% for 2005 and 2006, respectively. In addition, policyholder headcount increased from 2,992 at January 1, 2002 to 4,712 at December 31, 2006, further offsetting this shift to lower policy limits. Total gross premiums and maintenance fees written were $74,833,000 and $79,301,000 for the years ended December 31, 2006 and 2005, respectively. Further, tort and insurance reform passed in the State of Texas in 2003 capped non-economic damages and placed restrictions on mass litigation. As a result of tort reform, competitors have re-entered the State of Texas, which has resulted in increased competition and lowering of rates.

      APS Financial, the broker/dealer division of our financial services segment, saw growth in our investment banking division in 2006 compared to 2005 while commission revenues from security trading in 2006 lagged behind those recorded in 2005. APS Capital, which represents a new revenue stream, was formed in 2005. APS Capital earns commissions on the trading and clearing of non-security transactions in bank debt and trade claims. The investment banking department was established in 2005 and ramped up in 2006 with the hiring of a dedicated investment banker and staff who were successful in closing several private placement transactions. Commission revenues from both investment and non-investment grade trading were down in 2006 as a result of soft market conditions as well as a partial shift in investment funds of our customer base away from the bond market and towards the higher-yielding revenue streams mentioned above. As a result of difficult market conditions for the trading of investment grade securities, APS Financial consolidated trading into its main office in Austin, Texas and closed its Houston office in the third quarter of 2006. Though the Houston office generated commission revenues of approximately $1.2 million during the first nine months of 2006 and $2.6 million for all of 2005, it had become unprofitable during the past twelve months.

      For commission revenue generation, bullish, unstable markets provide us with the most opportunity. Conversely, stable, bearish markets pose the greatest difficulty in generating income. Uncertainty in world, political and economic events can also be an obstacle to revenue generation. Investors may take a wait-and-see attitude should uncertainty exist.

      Although we have been fortunate in retaining our key salespersons, a loss of one or more key individuals and/or a loss of one or more key accounts is possible and could have an adverse effect upon earnings.

      The nature of the broker/dealer business and the current litigious legal environment in which we operate means that there is always the possibility of one or more lawsuits being brought against us. Claims against broker/dealers generally rise in periods of down markets and the more prolonged a downturn, generally the greater risk of litigation.

      2006 COMPARED TO 2005

      Revenues from operations decreased $1,613,000 (5%) in the year ended December 31, 2006 compared to 2005. Our operating income decreased $991,000 (20%) in 2006 compared to 2005. Our net income decreased $2,266,000 (42%) in 2006 compared to 2005. Lastly, our diluted net income per share decreased $0.77 (41%) in 2006 compared to 2005. The reasons for these changes are described below.

      INSURANCE SERVICES. Total revenues from our insurance services segment increased $41,000 (0%) for the year ended December 31, 2006 compared to 2005. The current year increase in revenues is mainly attributable to higher pass through commissions which increased by $270,000 (6%) in 2006 as commission rates and premiums written through agents for new business at APIE remained higher in 2006. Third party agents were paid higher effective commission rates as a result of their writing more new business and in order to increase market share. As noted in the following paragraph, commissions paid to third party independent agents increased by an equivalent amount, resulting in no impact on net income. Partially offsetting this increase was a decrease in management fee revenue of $67,000 (1%), the result of lower earned premiums at APIE, our managed medical malpractice insurance company, due to rate decreases implemented in the latter part of 2005. This has resulted in lower written premium of $4.5 million for the year ended December 31, 2006 as compared to 2005. While planned rate decreases have lowered written premium, policyholder retention remains strong at greater than 90% for APIE. In addition, risk management fees decreased $95,000 (47%) for the year ended December 31, 2006 compared to 2005 as a result of fewer renewals requiring these services and the discontinuation of a high risk management program at the end of 2005. This decrease in risk management fees is the result of two key factors: (1) fees are lower due to an improved claims environment following tort reform legislation enacted in 2003, resulting in fewer new business and renewal accounts being placed into the risk management program and thus being required to pay for these services; and (2) risk management services continue to be performed, but due to increased competition we have occasionally provided these services at no charge.

      Insurance services expenses increased $1,000,000 (10%) for the year ended December 31, 2006 compared to 2005. Payroll expense increased $291,000 (9%) in 2006 compared to 2005 due in part to merit increases, the addition of new managerial positions, additional staff positions for business development and physician services departments and expensing stock options as required by FAS123(R). Options expense totaled $144,000 in 2006, the first year that we expensed stock options. Professional fees increased $165,000 (65%) in 2006 compared to 2005 due primarily to consulting costs incurred in the analysis of new policy and claims software. Pass through commissions expense increased $270,000 (6%) in 2006 compared to 2005 due to the above-mentioned increase in commissions paid to third party independent agents. Lastly, advertising expense increased $65,000 (72%) in 2006 compared to 2005 due to consulting costs associated with increased marketing efforts.

         FINANCIAL SERVICES. Our financial services revenues decreased $1,654,000 (9%) in 2006 compared to 2005. This decrease was primarily due to lower revenue derived from commissions earned at our broker/dealer, APS Financial. Commission income, mostly generated from transactions in the investment grade and non-investment grade fixed income market, were down $5,400,000 (33%) in 2006 compared to 2005. Going into 2006, the Federal Reserve had raised short-term rates 17 times for a total of 425 basis points since mid 2004, and then held rates steady throughout 2006. The resulting flat to inverted yield curve, in conjunction with lack of volatility throughout the year, resulted in generally less customer activity and trading volumes in investment grade bonds. As a result of these depressed trading conditions, APS Financial shut down its Houston branch office in the third quarter of 2006 and consolidated its trading and sales activities in its Austin office. Regarding its non-investment grade trading, APS Financial has also realized lower trading volumes in the high yield market, due to narrow interest rate spreads. The narrow spreads resulted from a corporate market experiencing historically low default rates and lower volatility. Offsetting somewhat the lower level of securities trading revenues were revenues earned from our investment banking and distressed debt/trade claim trading operations, which contributed an aggregate increase of $3,800,000 (201%) in 2006 compared to 2005.

      Financial services expenses decreased $1,117,000 (7%) in 2006 compared to 2005. Reflecting the above-mentioned lower commission revenue, commission expense, which includes commissions from secondary market trading, as well as placement fees for investment banking and referral fees for bank debt trading, were down $1,512,000 (14%) in 2006 compared to 2005. Partially offsetting this decrease in 2006 expenses was an increase in payroll which was up $195,000 (11%) in 2006 due largely to the hiring of additional personnel in the investment banking and bank debt trading areas as the firm continued to ramp up these business efforts. Also adding to the payroll variance was an increase in the sum total of performance related forgivable loans granted to a high-producing broker and which are expensed upon his continued employment with us. In addition, options expense totaled $36,000 in 2006, the first year that we expensed stock options.

      GENERAL AND ADMINISTRATIVE EXPENSE. Our general and administrative expenses decreased $609,000 (22%) in 2006 compared to 2005. The current year decrease is primarily due to lower incentive compensation expense. Incentive compensation, a formula driven expense calculated in part on net earnings, decreased $442,000 (42%) due to much lower investment gains in 2006 compared to 2005. In addition, salaries expense was $84,000 (11%) lower in 2006 as a result of a severance payment in 2005 to a former employee who has since been retained as a tax consultant. Legal and professional fees declined in 2006 by $128,000 (46%) as costs associated with internal controls disclosures and procedures under the Sarbanes-Oxley Act of 2002, or SOX 404, compliance were minimal in 2006 compared to 2005 when we were ramping up our compliance efforts. With the uncertainty as to what, if any, relief was to be granted to non-accelerated filers like us, we slowed our expenditures in an attempt to control SOX 404 compliance costs. In particular, we did not retain the outside SOX 404 consultants we employed during 2005 and have concentrated instead on internal compliance efforts. Our SOX compliance costs in 2007 can be expected to increase over 2006 as we will hire a director of internal audit to complete the task. Partially offsetting these decreases was stock option expense of $45,000 in 2006, the first year that such expenses were charged.

      GAIN ON SALE OF ASSETS. In 2006, we recognized $422,000 of deferred gain related to the November 2001 sale and subsequent leaseback of real estate to Prime Medical (now called HealthTronics, Inc.). Due to our continuing involvement in the property, we deferred recognizing approximately $2,400,000 of the approximately $5,100,000 gain and recognized it in earnings, as a reduction of rent expense, monthly through September 2006. As of September 30, 2006 no more of these deferred gains remain to be recognized. In addition, 15% of the gain ($760,000) related to our then 15% ownership in the purchaser, was deferred. As our ownership percentage in HealthTronics declines through our sales of HealthTronics common stock, we recognize these gains proportionately to the reduction of our interest in HealthTronics. In 2006, we recognized approximately $29,000 of these deferred gains as a result of HealthTronics common stock sold in the year. As of December 31, 2006, there remained a balance of approximately $17,000 to be recognized in future periods.

      GAIN ON INVESTMENTS. Gains on investments decreased $2,901,000 (92%) in 2006 compared to 2005 due to the sale of a much larger number of available-for-sale equity securities in 2005 compared to sales in 2006. Sales of these securities are down in 2006 as a result of fewer shares held by us and a decline in their market price. Partially decreasing the 2005 gain was a write-off of a note that we deemed unlikely to collect. All of the remaining balance on the note, a total of $160,000, was written off in 2005. In late 2006, we unexpectedly began receiving payments on the note, totaling $85,000, which were recorded as a gain from investments.

      LOSS ON IMPAIRMENT OF INVESTMENT. The losses recorded in 2005 represent write-downs of investments in an equity security and in a bond held for investment after determining that market declines in the value of these securities should be considered "other than temporary". The equity investment referred to is the shares of common stock we own in Financial Industries Corporation, or FIC. We record pretax charges to earnings should the common stock price of the security on the last day of each interim or annual period fall below the adjusted cost basis of our investment in FIC. In 2005, that charge totaled $136,000, lowering our cost basis in FIC to $7.65 at December 31, 2005. The remainder of the loss taken in 2005 was due to a market decline in a fixed income security that has since been sold. FIC common stock traded at $7.60 at December 31, 2006 which necessitated taking an additional charge to earnings in 2006 totaling $19,000. We will continue to monitor and evaluate the situation at Financial Industries.

      INTEREST INCOME. Our interest income increased $328,000 (56%) in 2006, compared to 2005. The current year increase was due to higher interest rates as well as a much higher balance of interest-bearing fixed income securities. At December 31, 2006 there was a balance in investment securities held of $16.7 million compared to a balance of $13.2 million held at December 31, 2005.

      OTHER INCOME. Our other income decreased $75,000 (60%) in 2006 compared to 2005. The decrease in 2006 is primarily due to inventory losses on securities held at APS Financial totaling $40,000 in 2006 compared to inventory gains of $26,000 in 2005.

      CASH FLOWS. Our cash flows provided from operations increased $1,047,000 (56%) in 2006 compared to 2005. The primary cause of the increase in cash from operating activities in 2006 concerns the timing of our receipt of profit sharing from APIE for the two comparative periods. In 2005 we received roughly half of the 2004 profit sharing in December, 2004 and the other half in early 2005 equaling approximately $1,000,000. By contrast, we received all of the 2005 profit sharing in early 2006, totaling approximately $2,000,000. Our cash flows used in investing activities decreased $674,000 (17%) in 2006 primarily as a result of lower net funds loaned to others relative to collections received. In addition, capital expenditures were lower in 2006 as greater software upgrades were required in 2005. Our cash used in financing activities increased $268,000 (20%) in 2006 primarily as a result of a $674,000 increase in the purchase of our common stock compared to 2005 as well as a $140,000 increase in dividends paid. Partially offsetting this was cash provided from excess tax benefits from stock-based compensation ($604,000).



      2005 COMPARED TO 2004

      Revenues from operations increased $1,952,000 (6%) in 2005 compared to 2004. Our operating income decreased $499,000 (9%) to $4,845,000 compared to $5,344,000 in 2004. Our net earnings increased $3,308,000 (154%) in 2005 to a total of $5,460,000 compared to net earnings of $2,152,000 in 2004. Our diluted earnings per share increased to $1.86 in 2005 compared to $0.76 in 2004. The reasons for these changes are described below.

      INSURANCE SERVICES. Insurance services revenues increased $198,000 (1%) in 2005 compared to 2004. The primary reason for the 2005 increase was a $364,000 (4%) increase in management fees, the result of greater insurance premium volumes. Earned premium increased at APIE by 4% in 2005 compared to 2004 primarily as a result of new business, which saw an 8% net increase in the number of insured professionals, and because of strong retention of our existing business in 2005. In addition, profit shared with APIE grew $78,000 (4%) to $2,007,000 in 2005 from $1,929,000 in 2004. Consistent with our revenue recognition policy, this revenue was not recognized until the fourth quarter of the year after profit-sharing goals were attained. We cannot accurately predict what, if any, profit will be available to us until the completion of an end-of-year actuarial analysis by independent actuaries. Partially offsetting these increases was an $118,000 (37%) decrease in risk management fee income in 2005 compared to 2004, the result of a lower number of physicians utilizing this service. This decrease in risk management fees is the result of two key factors. First, fees are lower due to an improved claims environment following tort reform legislation enacted in 2003, resulting in fewer new business and renewal accounts being placed into the risk management program and thus being required to pay for these services. Second, risk management services continue to be performed but due to increased competition, we have occasionally provided these services at no charge. Also, pass through commissions earned by third-party agents decreased $106,000 (2%) in 2005 to $4,376,000 compared to $4,482,000 in
2004, the result of a 6% decline in written premiums in 2005. Written premiums are down in 2005 compared to 2004 as a result of lower new business written during the year along with an average decrease in premium rates of 8.8%. As noted below, commissions paid to third-party independent agents decreased by an equivalent amount, resulting in no impact on net earnings.

      Insurance services expenses increased $294,000 (3%) in 2005 compared to 2004. The primary reasons for the 2005 increase were higher payroll and higher professional fees. Payroll increased $185,000 (6%) in 2005 as a result of normal merit raises as well as the addition of two new managerial positions. Professional fees increased $175,000 (253%) in 2005 compared to 2004 primarily as a result of fees paid in association with Sarbanes-Oxley Act compliance requirements. In addition, depreciation increased $61,000 (25%) in 2005 compared to 2004 due to a significant increase in capital purchases made during 2005, which were necessary to upgrade management information and reporting capabilities. Partially offsetting these increases was a $106,000 (2%) decrease in commissions paid to third party independent agents, as noted above.

      FINANCIAL SERVICES. Financial services revenues increased $1,754,000 (11%) in 2005 compared to 2004. The increase was mostly due to contributions from our investment banking and bank debt trading businesses, which were up a combined $1,709,000 from last year. Of this increase, bank debt trading generated revenues of $1,166,000 in 2005, our first year of operations, with minimal start-up costs. This increase, combined with commission revenue from secondary market securities trading, which was up slightly from 2004, made 2005 APS Financial's second best year in terms of total revenues in our twenty-four year history. Our broker/dealer business derives most of our revenue from trading in the secondary fixed income market, both in investment and non-investment grade securities. Commission revenue from our investment grade market segment was lower, due to the Federal Reserve raising short-term rates. The short end of the treasury yield curve, in step with Federal Reserve tightening, traded to higher yields, while the longer end of the curve hovered near historically low levels, creating a flat to slightly inverted yield curve in 2005. This created an investment environment where customers continued to be cautious to commit funds in 2005, particularly to longer maturing instruments, thus negatively impacting trading revenues. The decline in our investment grade business was offset by increased activity in the high-yield markets. In 2005, the U.S. high-yield markets, which were generally considered rich the previous year, began to correct with some volatility, increasing our trading revenues from this market segment.

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

      GENERAL AND ADMINISTRATIVE EXPENSES. General and Administrative expenses increased $510,000 (23%) in 2005 compared to 2004. The 2005 increase was due primarily to a $269,000 (34%) increase in incentive compensation expense in 2005 resulting from additional contractual bonuses that will be paid on the greater gains from the sale of a higher number of shares of HealthTronics common stock completed in 2005. In addition, salaries expense increased $148,000 (23%) in 2005 partially due to a severance payment to a former officer, Duane Boyd, who has since been retained as a tax consultant coupled with an addition in salaries at the executive level in an effort to remain competitive in the marketplace. Professional fees increased $59,000 (85%) in 2005 compared to 2004 as a result of fees paid in association with Sarbanes-Oxley Act compliance requirements. Partially offsetting these increases was a 2005 decrease in legal fees of $39,000 (64%), the result of lower need for outside legal consulting in 2005 as well as fees paid in 2004 in association with a Form S-3 filing that were not applicable in 2005.

      GAIN ON SALE OF ASSETS. Gain on sale of assets primarily represents the recognition of deferred income. During 2005, we recognized approximately $513,000 of deferred gain related to the November 2001 sale and subsequent leaseback of real estate to Prime Medical (their name prior to the merger with HealthTronics). During 2005, we also recognized $133,000 of the deferred gains related to our then 15% ownership in HealthTronics. The increase in 2005 is the result of an increased number of HealthTronics common stock shares sold compared to 2004.

      GAIN ON INVESTMENTS. Gain on investments increased $2,915,000 (1,190%) in 2005 compared to 2004. The 2005 increase is primarily due to gains on the sale of a greater number of shares of HealthTronics common stock compared to 2004. In addition, we recorded income of $225,000 from an investment in a private company that was sold during 2005 and in which we had a zero basis. Partially offsetting these gains was a write-off totaling $160,000 from an investment loan that was given earlier in 2005. Information provided by the third party loan obligor at the time of the loan was proven to be less than complete and it was determined in September 2005, after the loan was several months in default, that it is unlikely that we will recover any of the remaining debt owed it. As such, the balance of the loan was written off.

      LOSS ON IMPAIRMENT OF INVESTMENTS. The 2005 loss was due to a write-down of our investment in FIC common stock coupled with an impairment of our investment in Toys R Us bonds. The loss in 2004 represents an impairment in the value of our investment in FIC common stock. During 2004, the value of our investment in FIC had declined significantly. In October 2004, we determined that this decline in market price should be considered "other than temporary" as defined in Statements of Financial Accounting Standards (SFAS) No.115, Accounting for Certain Investments in Debt and Equity Securities , as amended. Consequently, we recorded pre-tax charges to earnings totaling $2,567,000 in 2004. These charges reduced our cost basis in FIC common stock from $5,647,000, or $14.67 per share, to $3,080,000, or $8.00 per share which was equal to the quoted market price of FIC shares on December 31, 2004. During 2005, we took additional pre-tax charges to earnings totaling $135,000, further reducing our cost basis in FIC to $2,945,000, or $7.65 per share. While we continue to have the ability and the intent to hold the stock indefinitely, we concluded that the additional uncertainty created by FIC's late filings, together with the lack of our current financial information, dictated that the 2004 and 2005 declines should be viewed as other than temporary. In July 2005, FIC was able to file their 2003 Form 10-K but has yet to file any 2004 or 2005 Forms 10-Q or 10-K and thus continues to be de-listed on the NASDAQ Stock Market.

      In April 2004, we purchased $300,000 of Toys R Us bonds. In March 2005, Toys R Us announced a plan of merger with another toy company and a planned leveraged buyout, which precipitated a drop in the price of the bonds. An independent analysis indicated that the new debt to be issued in connection with the leveraged buyout will put the existing bonds in a subordinated position. Since these bonds have a 2018 maturity, we believe that the impairment is "other than temporary" during our shorter than expected holding period. Consequently, we recognized a charge against pre-tax earnings of $57,000 using the quoted price of the bonds as of June 30, 2005. By December 2005, the value of the bonds had declined further and, based in part upon weak earnings reports, we determined that an additional impairment charge of $24,000 was necessary using the quoted price of the bonds as of December 31, 2005. We will continue to monitor and evaluate the situations at both FIC and Toys R Us and further determine if changes in fair market value of these investments are temporary or "other than temporary."

      GAIN ON THE EXTINGUISHMENT OF DEBT. During 2005 and 2004, we recorded $24,000 and $75,000, respectively, as gains on extinguishment of debt. The 2004 amount represents that amount of liability that was released by participants in a loan to a former affiliate. Due to poor operating results, the affiliate was in default and not making scheduled payments under the loan agreement with us in which the participations had been sold. As a result, the loan participants released us from any obligations under the participation agreements. In September 2005, we determined there is a remote possibility that the final obligation, totaling $24,000, will be required to be paid under the terms of the participation agreement and as a result, we reversed it and recognized a gain in the same amount.

      INTEREST INCOME. Our interest income increased $222,000 (61%) in 2005 compared to 2004 primarily as a result of a higher balance of interest-bearing securities held in 2005 as well as to higher average interest rates. At December 31, 2005, we held a balance of $13,246,000 in fixed income securities versus a balance of $4,903,000 at December 31, 2004. The increase in 2005 was primarily attributable to cash received upon the sale of equity securities.

      OTHER INCOME (LOSS). Our other income increased $109,000 (727%) in 2005 compared to 2004. The increase in 2005 was due to net gains in inventory held briefly at APS Financial in 2005 totaling $26,000 versus net inventory losses of $30,000 in 2004. In addition, we received $103,000 in administrative fee income from Eco-Systems in 2005 versus $47,000 in 2004 resulting from their increase in earnings in 2005.

      MINORITY INTERESTS. For the years 2005 and 2004, minority interests represents a 3% interest in Asset Management, a subsidiary within our financial services segment, owned by key individuals within Asset Management. Minority interests increased in 2005 due to a prior period adjustment resulting from our acquisition of a former 2% minority interest shareholder.

      CASH FLOWS. Our cash flows provided from operations decreased $3,593,000 (66%) in 2005 compared to 2004 due in part to a timing difference in the receipt of profit sharing earned for these two years. We received $1,050,000 in 2004 from APIE in profit sharing for the year 2004, while receiving the remainder in early 2005. By comparison, all of the 2005 profit sharing was received in January 2006. Whether or not we receive any cash from APIE for profit sharing in the year it was earned is simply a timing issue. In addition, we paid nearly $1,500,000 more in federal income taxes in 2005 than in 2004, the result of taxes owed on much larger gains on investments. These gains in 2005 were the result of a decision to liquidate our investment in HealthTronics common stock, resulting in a 74% decrease in the number of shares of common stock owned which created gains of approximately $3,000,000. Our cash flows used in investing activities decreased $354,000 (8%) in 2005 as a result of lower capital expenditures as well as increased net receipt of loans over the amount funded. Our cash used in financing activities increased $887,000 (192%) in 2005 primarily as a result of a $1,000,000 increase in the purchase of our treasury stock compared to 2004. Partially offsetting this was a $278,000 increase in cash received from the exercise of stock options.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

     Our net working capital was $19,247,000 and $15,880,000 at December 31, 2006 and 2005, respectively. The increase in the current year was due primarily to the purchase of short-term fixed income securities through the sale of long-term equity securities. In addition, we received $2,911,000 in cash from operations. Historically, we have maintained a strong working capital position and, as a result, we have been able to satisfy our operational and capital expenditure requirements with cash generated from our operating and investing activities. These same sources of funds have also allowed us to pursue investment and expansion opportunities consistent with our growth plans. Although there can be no assurance our operating activities will provide positive cash flow in 2006, we are optimistic that our working capital requirements will be met for the foreseeable future for the following reasons:
(1) our current cash position is very strong, with a balance of approximately $4.2 million comprising 12% of our total assets; (2) our investments in available-for-sale equity and fixed income securities could provide an additional $21 million should the need arise; and (3) we renewed a line of credit in April 2006 that is described below.

LINE OF CREDIT

     In April 2006, we renewed a $3.0 million line of credit that was originally established in November 2003 with PlainsCapital Bank. The loan calls for interest payments only to be made on any amount drawn until April 15, 2007, when the entire amount of the note, principal and interest then remaining unpaid, shall be due and payable. At December 31, 2006, there were no draws taken against this line of credit. We are in compliance with the covenants of the loan agreement, including requirements for a minimum of $5.0 million of unencumbered liquidity and a minimum 2 to 1 net worth ratio.

CAPITAL EXPENDITURES

     Our capital expenditures for property and equipment were $166,000 and $307,000 in 2006 and 2005, respectively. We expect capital expenditures in 2007 to be approximately $1,400,000, all of which is expected to be funded through cash on hand. The expected increase in 2007 is due primarily to the purchase and implementation of new insurance services information systems technology. Expenditures capitalized on the merger between us and APIE totaled $733,000 at December 31, 2006. These capitalized merger costs are grouped in our consolidated balance sheet as a long-term line item entitled "Other assets".

COMMITMENTS

     There were no participation agreements or purchase commitments at December 31, 2006. We have committed cash outflow related to operating lease arrangements with terms exceeding one year at December 31, 2006, as follows (in thousands):

                                                Payment Due

Contractual Cash Obligation     2007     2008    2009     2010    2011    Total
--------------------------------------------------------------------------------

Operating Leases                $770     $687    $664     $643    $663    $3,427



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

     In permitting clients to purchase on margin, we are subject to the risk of a market decline, which could reduce the value of our collateral below the client's indebtedness. Agreements with margin account clients permit our clearing organization to liquidate our clients' securities with or without prior notice in the event of an insufficient amount of margin collateral. Despite those agreements, our clearing organization may be unable to liquidate clients' securities for various reasons including the fact that the pledged securities may not be actively traded, there is an undue concentration of certain securities pledged or a trading halt is issued with regard to pledged securities. If the value of the collateral were insufficient to repay the margin loan, a loss would occur, which we may be required to fund. As of December 31, 2006, the total of all customer securities pledges on debit balances held in margin accounts was approximately $7.9 million while the total value of the securities within these margin accounts was approximately $20.0 million. We are also exposed should Southwest be unable to fulfill its obligations for securities transactions.

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

OFF BALANCE SHEET ARRANGEMENTS

     None

IMPACT OF NEW ACCOUNTING STANDARDS

     As more fully described in Note 1 of Notes to consolidated financial statements we adopted several new accounting standards. For a discussion of the impact of those new accounting standards upon us, see Note 1 (n).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We have exposure to changes in interest rates and the market values of our investments but have no material exposure to fluctuations in foreign currency.

INTEREST RATE RISK

     Our exposure to market risk for changes in interest rates relates to both our investment portfolio and our revenues generated through commissions at our financial services segment. A one percent change in interest rates on our cash and fixed income securities balance as of December 31, 2006 totaling approximately $21 million would result in a change of $210,000 annually in interest income. All of our marketable fixed income securities are designated as available-for-sale and, accordingly, are presented at fair value on our balance sheets. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

     Changes in interest rates could have an impact at our broker/dealer subsidiary, APS Financial. The general level of interest rates may trend higher or lower in 2007, and this move may impact our level of business in different fixed-income sectors. If a generally improving economy is the impetus behind higher rates, then while our investment grade business may drop off, our high-yield business might improve with improving credit conditions. A volatile interest rate environment in 2007 could also impact our business as this type of market condition can lead to investor uncertainty and their corresponding willingness to commit funds.

     As we currently have no debt and do not anticipate the need to take on any debt in 2007, interest rate changes will have no impact on our financial position as it pertains to interest expense.

INVESTMENT RISK

     As of December 31, 2006, our recorded basis in debt and equity securities was approximately $21 million. We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that such declines in the fair value of such assets below our accounting basis are other than temporary. During 2004, the value of one of our investments, FIC, had declined significantly. In October 2004, we determined that this decline in market price should be considered "other than temporary" as defined in Statements of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, as amended. Consequently, we recorded pre-tax charges to earnings totaling $2,567,000 in 2004. These charges reduced our cost basis in FIC from $5,647,000, or $14.67 per share, to $3,080,000, or $8.00 per share which was equal to the quoted market price of FIC shares on December 31, 2004. During 2005 and 2006, we took additional pre-tax charges to earnings totaling $135,000 and $19,000, respectively, further reducing our cost basis in FIC to $2,926,000, or $7.60 per share. While we currently continue to have the ability and the intent to hold the stock indefinitely, we concluded that the additional uncertainty created by FIC's late filings, together with the lack of its current financial information, dictated that the 2004 through 2006 declines should be viewed as other than temporary. In October 2006, FIC was able to file its 2004 Form 10-K and in January 2007 they filed their 2005 Form 10-K. FIC has still yet to file its 2006 Forms 10-Q and thus continues to be de-listed on the NASDAQ Stock Market.

     The effect on our financial statements as a result of these write-downs was as follows:

                                              2006          2005         2004
                                              ----          ----         ----
 Reduction in Pre-tax Earnings             $ 19,000      $ 135,000   $ 2,567,000
 Reduction in Other Comprehensive Income   $ 13,000      $  89,000   $ 1,694,000
 Reduction in Deferred Tax Assets          $  6,000      $  46,000   $   873,000


     We will continue to monitor and evaluate the situation at FIC and further determine if changes in fair market value of the investment are temporary or "other than temporary."

     We have other corporate equity and fixed income investments but our exposure to loss in them is much lower than the risk associated with our FIC investment.

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

     During the last fiscal quarter of 2006, we have not made any changes in our internal controls or in other factors that could have materially affected, or is reasonably likely to materially affect, internal controls over our financial reporting.

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

    2.  Financial Statement Schedule (Schedule II)

    3.       Exhibits
    3.1 Merger Agreement and Plan of Merger, dated June 5, 2006, among American Physicians Service Group, Inc., APSG ACQCO, Inc., and American Physicians Insurance Exchange, as amended. (15)

    3.2 Restated Articles of Incorporation of American Physicians Service Group, Inc., as amended (4)

    3.3 Amended and Restated Bylaws of American Physicians Service Group, Inc. (17)

    4.1 Specimen of Common Stock Certificate of American Physicians Service Group, Inc. (2)

    4.2 Rights Agreement, dated as of August 15, 1999, between American Physicians Service Group, Inc. and American Stock Transfer & Trust Company, which includes the form of Statement of Resolutions setting forth the terms of the Junior Participating Preferred Stock, Series A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.(8)

 *  10.1     1995 Incentive and Non-Qualified Stock Option Plan of American
             Physicians Service Group, Inc. (5)

 *  10.2     Form of Stock Option Agreement (ISO). (5)
 *  10.3     Form of Stock Option Agreement (Non-Qualified). (5)
    10.4     Management Agreement of Attorney-in-Fact, dated August 13, 1975, between FMI and American Physicians Insurance Exchange. (2)

 *  10.5     Profit Sharing Plan and Trust, effective December 1, 1984, of
             American Physicians Service Group, Inc. (3)

 *  10.6     First Amendment to 1995 Incentive and Non-Qualified Stock Option
             Plan of American Physicians Service Group, Inc. Dated December 10,
             1997. (6)

 *  10.7     First Amendment to 1995 Non-Employee Director Stock Option Plan of
             American Physicians Service Group, Inc. Dated December 10, 1997.(6)

 *  10.8     2005 Incentive and Non-Qualified Stock Option Plan. (14)
 *  10.9     Deferred Compensation Master Plan. (14)
    10.10    Agreement dated November 1, 2002 transferring and assigning all capital stock of Eco-Systems from American Physicians Service
             Group, Inc. to the purchaser. (11)

 *  10.11    Amended 1995 Incentive and Non-Qualified Stock Option Plan. (11)
    10.12    Executive Employment Agreement between American Physicians Service
             Group, Inc. and Kenneth S. Shifrin. (11)

 *  10.13    Consulting Agreement between American Physicians Service Group,
             Inc. and William A. Searles. (11)

 *  10.14    Executive Employment Agreement between American Physicians Service
             Group, Inc. and William H. Hayes. (11)

 *  10.15    Executive Employment Agreement between American Physicians Service
             Group, Inc. and Maury L. Magids. (17)

    10.16 Stock Purchase Agreement dated October 1, 2003 between American Physicians Service Group, Inc. and FPIC Insurance Group, Inc. (12)

    10.17 Revolving Promissory Note dated April 15, 2004 between American Physicians Service Group, Inc. and PlainsCapital Bank. (13)

    10.18 Commercial Loan Agreement dated April 15, 2004 between American Physicians Service Group, Inc. and PlainsCapital Bank. (13)

    10.19 Managing General Agency Agreement between American Physicians Insurance Agency, Inc. and American Physicians Insurance Exchange, effective as of May 29, 1996. (16)

    10.20 Management Agreement of Attorney-in-Fact for American Physicians Insurance Exchange, effective as of October 1, 1975. (16)

     21.1    List of subsidiaries of American Physicians Service Group, Inc.(17)
     23.1 Independent Registered Public Accountants Consent of BDO Seidman, LLP. (17)
     31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (17)
     31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (17)
     32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (17)
     32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (17)

    (*)      Executive Compensation plans and arrangements.




    (1) The Company is subject to the informational requirements of the Exchange Act and, in accordance therewith, files reports, proxy statements and other information with the SEC. Reports, proxy statements and other information filed by the Company can be inspected and copied at the public reference facilities maintained by the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549, and at the SEC's Regional Offices at Seven World Trade Center, 13th Floor, New York, New York 10048 and CitiCorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661-2511. Copies of such material can be obtained by mail from the Public Reference Section of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. Such reports, proxy statements and other information concerning the Company are also available for inspection at the offices of The NASDAQ National Market, Reports Section and 1735 K STREET, N.W., WASHINGTON, D.C. 20006. The SEC maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC at http://www.sec.gov and makes available the same documents through Disclosure, Inc. at 800-638-8241

    (2) Filed as an Exhibit to the Registration Statement on Form S-1, Registration No. 2-85321, of the Company, and incorporated herein by reference.

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

    (8) Filed as an Exhibit to the Current Report on Form 8-K of the Company dated September 22, 1999 and incorporated herein by reference.

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

    (14) Filed as an Exhibit to the Current Report on Form 8-K of the Company dated June 17, 2005.

    (15) Filed as an Exhibit to the Current Report on Form 8-K of the Company dated August 25, 2006 and incorporated herein by reference

    (16) Filed as an Exhibit to the Registration Statement on Form S-4/A, Registration No. 333-137012, of the Company, filed January 26, 2007 and incorporated herein by reference.
    (17)        Filed herewith.



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

                                  Date: March 30, 2007

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

          Date:  March 30, 2007

            By:  /s/ W. H. Hayes
                ----------------------
                 W. H. Hayes
                 Senior Vice President - Finance, Secretary
                 and Chief Financial Officer

          Date:  March 30, 2007


            By:  /s/ Thomas R. Solimine
                -------------------------
                 Thomas R. Solimine
                 Controller
                 (Principal Accounting Officer)

          Date:  March 30, 2007


            By:  /s/ Lew N. Little, Jr.
                 ---------------------
                  Lew N. Little, Jr., Director

          Date:  March 30, 2007


            By:  /s/ Jackie Majors
                ------------------------
                 Jackie Majors, Director

          Date:  March 30, 2007


            By:  /s/ William A. Searles
                --------------------------
                 William A. Searles, Director



          Date:  March 30, 2007


            By:   /s/ Cheryl Williams
                ---------------------------
                  Cheryl Williams, Director

          Date:  March 30, 2007

                                   APPENDIX A




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                      PAGE


  Report of Independent Registered Public Accounting Firm              A-2

  Consolidated Financial Statements

    Consolidated Statements of Income for the Years                    A-3
    ended December 31, 2006, 2005 and 2004

    Consolidated Balance Sheets as of December 31, 2006                A-5
    and December 31, 2005

    Consolidated Statements of Cash Flows for the Years                A-7
    ended December 31, 2006, 2005 and 2004

    Consolidated Statements of Shareholders' Equity and                A-9
    Comprehensive Income for the Years ended December 31,
    2006, 2005 and 2004

    Notes to Consolidated Financial Statements                        A-11

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
American Physicians Services Group, Inc.
Austin, Texas

We have audited the accompanying consolidated balance sheets of American Physicians Services Group, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2006. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements and schedule presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Physicians Services Group, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for the each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

As discussed in Note 13 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (R), Share Based Payment.


BDO Seidman, LLP

Houston, Texas
March 26, 2007

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


(In thousands)

                                                                              Year Ended December 31,
                                                                      2006               2005                2004
                                                                  ------------      --------------      --------------

Revenues:
Insurance services                                                  $ 15,555            $ 15,514            $ 15,316
Financial services                                                    16,805              18,459              16,705
                                                                     --------           ---------           ---------
  Total revenues                                                      32,360              33,973              32,021
                                                                     --------           ---------           ---------

Expenses (Income):
Insurance services                                                    11,262              10,262               9,968
Financial services                                                    15,145              16,263              14,538
General and administrative                                             2,128               2,737               2,227
Gain on sale of assets                                                   (29)               (134)                (56)
                                                                     --------           ---------           ---------
  Total expenses, net                                                 28,506              29,128              26,677
                                                                     --------           ---------           ---------

Operating income                                                       3,854               4,845               5,344
Gain on investments (Note 6)                                             259               3,160                 245
Loss on impairment of investments (Note 6)                               (19)               (217)             (2,567)
Gain on extinguishment of debt                                            --                  24                  75
                                                                      --------          ---------           ---------

Income from operations before interest,
income taxes, minority interests and equity in earnings
of unconsolidated affiliates                                           4,094               7,812               3,097

Interest income                                                          915                 587                 365
Other income                                                              49                 124                  15
Interest expense                                                          19                  10                   7
Income tax expense (Note 11)                                           1,839               3,039               1,317
Minority interests                                                         6                  14                   1
                                                                      -------            --------           ---------

    Net income                                                       $ 3,194             $ 5,460             $ 2,152
                                                                     ========            ========           =========



See accompanying notes to condensed consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME, continued

(In thousands, except per share amounts)


                                            Year Ended December 31,

                                         2006          2005         2004
                                        ------        ------       ------
Net income per common share:

Basic:
   Net income                           $ 1.15        $ 2.03        $ 0.85
                                        ======        ======        ======

Diluted:
   Net income                           $ 1.09        $ 1.86        $ 0.76
                                        ======        ======        ======
Basic weighted average shares
  outstanding                            2,774         2,688         2,545
                                        ======        ======        ======
Diluted weighted average shares
  outstanding                            2,933         2,931         2,838
                                        ======        ======        ======













The accompanying notes are an integral part of these consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS


(In thousands)

                                                                                           December 31,
                                                                                   2006                      2005
                                                                               -------------             -------------
ASSETS

Current Assets:
  Cash and cash equivalents                                                         $ 4,242                   $ 6,231
  Cash - restricted (Note 2)                                                          1,880                       449
  Trade receivables, net                                                                  1                        42
  Notes receivable (Note 4)                                                             817                       599
  Management fees and other receivables                                               2,932                     3,192
  Deposit with clearing organization                                                    501                       501
  Investment in available-for-sale fixed income
    securities - current                                                             14,746                     9,662
  Deferred income taxes                                                                 129                       355
  Prepaid expenses and other                                                            686                       632
                                                                                  ----------                 ---------
      Total current assets                                                           25,934                    21,663


Notes receivable, less current portion (Note 4)                                          --                       326
Property and equipment, net (Note 7)                                                    556                       687
Investment in available-for-sale securities:
   Equity                                                                             4,403                     5,017
   Fixed Income                                                                       1,890                     3,584
Deferred income taxes                                                                 1,192                       686
Goodwill                                                                              1,247                     1,247
Other assets                                                                          1,054                       295
                                                                                  ----------                 ---------
Total assets                                                                        $36,276                   $33,505
                                                                                  ==========                 =========








The accompanying notes are an integral part of these consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS, continued



(In thousands, except share data)


                                                                                                   December 31,
                                                                                            2006                   2005
                                                                                        -------------          -------------
LIABILITIES, MINORITY INTEREST AND
SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                           $ 2,228                 $  736
  Accrued incentive compensation                                                               2,279                  2,595
  Accrued expenses and other liabilities (Note 8)                                              1,920                  1,912
  Federal income tax payable                                                                     136                     71
  Deferred gain - current                                                                        124                    469
                                                                                            ---------              ---------
      Total current liabilities                                                                6,687                  5,783
                                                                                            ---------              ---------

      Total liabilities                                                                        6,687                  5,783
                                                                                            ---------              ---------

Minority interests                                                                                21                     15
Commitments and contingencies (Note 10)

Shareholders' Equity:
  Preferred stock, $1.00 par value, 1,000,000
    shares authorized, none issued or outstanding                                                 --                     --
  Common stock, $0.10 par value, shares authorized 20,000,000;
    2,817,746 and 2,784,120 issued and outstanding
    at 12/31/06 and 12/31/05, respectively (Note 18)                                             282                    278
  Additional paid-in capital                                                                   7,944                  8,204
  Retained earnings                                                                           21,111                 18,737
  Accumulated other comprehensive income, net of taxes                                           231                    488
                                                                                            ---------              ---------
      Total shareholders' equity                                                              29,568                 27,707
                                                                                            ---------              ---------

Total liabilities, minority interest and shareholders' equity                                $36,276                $33,505
                                                                                            =========              =========








The accompanying notes are an integral part of these consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


     (in thousands)

                                                                                         Year Ended December 31,
                                                                               2006               2005               2004
                                                                            ------------       ------------       ------------
Cash flows from operating activities:
     Net Income                                                                 $ 3,194            $ 5,460            $ 2,152
     Adjustments to reconcile net income to cash
        provided by operating activities:
           Depreciation and amortization                                            421                364                304
           Amortization of loans and other                                          330                297                 39
           Common stock awarded                                                     316                159                231
           Minority interest in consolidated subsidiaries                             6                 14                  1
           Gain on sale of assets                                                   (29)              (134)               (56)
           Deferred gain on sale of building                                       (422)              (513)              (488)
           Gain on investments                                                     (259)            (3,160)              (245)
           Impairment of investment                                                  19                217              2,567
           Excess tax benefits from stock-based compensation                         --                708                589
           Deferred income tax                                                     (280)              (577)               744
           Stock options expensed                                                   226                 --                 --
     Changes in operating assets and liabilities:
           Trade receivables                                                         41                (23)              (179)
           Trading account securities                                                --                 --                 67
           Income tax payable                                                        65                (28)             1,602
           Receivable from clearing organization                                     --                159                 --
           Deferred compensation                                                    195                150                 --
           Management fees & other receivables                                      260             (1,377)              (746)
           Prepaid expenses & other assets                                         (952)               (81)               (74)
           Deferred income                                                          106                 --                 --
           Trade payables                                                            61                 21                 66
           Accrued expenses & other liabilities                                    (387)               208             (1,117)
                                                                                --------           --------           --------
              Net cash provided by operating activities                           2,911              1,864              5,457
                                                                                --------           --------           --------

Cash flows from investing activities:
     Capital expenditures                                                          (166)              (307)              (421)
     Proceeds from the sale of available-for-sale equity
        and fixed income securities                                              11,669              8,503              1,116
     Purchase of available-for-sale equity securities                           (14,563)           (11,688)            (4,405)
     Funds loaned to others                                                        (264)              (810)              (620)
     Collection of notes receivable                                                  42                346                 20
                                                                                --------           --------           --------
              Net cash used in  investing activities                             (3,282)            (3,956)            (4,310)
                                                                                --------           --------           --------

Cash flows from financing activities:
     Exercise of stock options                                                      986              1,036                758
     Purchase and cancellation of treasury stock                                 (2,388)            (1,715)              (703)
     Excess tax benefits from stock-based compensation                              604                 --                 --
     Dividends paid                                                                (820)              (671)              (518)
                                                                                --------           --------           --------
              Net cash used in financing activities                              (1,618)            (1,350)              (463)
                                                                                --------           --------           --------

Net change in cash and cash equivalents                                          (1,989)            (3,442)               684

Cash and cash equivalents at beginning of period                                  6,231              9,673              8,989
                                                                                --------           --------           --------
Cash and cash equivalents at end of period                                      $ 4,242            $ 6,231            $ 9,673
                                                                                ========           ========           ========

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued



              (in thousands)

                                                                                    December 31,
                                                               2006                      2005                 2004
                                                           --------------          -----------------       ------------
Supplemental information:
              Cash paid for taxes, net of refunds                $ 1,168                    $ 2,606             $ (523)
              Cash paid for interest                                  19                         10                  7









The accompanying notes are an integral part of these consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

                                                                                          Accumulated
                                                Additional                                   Other                        Total
                                      Common      Paid-In    Retained   Comprehensive    Comprehensive     Treasury   Shareholders'
                                       Stock      Capital    Earnings       Income       Income (loss)      Stock        Equity
                                    ------------------------------------------------------------------------------------------------

Balance December 31, 2003              $245       $6,918      $12,314   $ --                ($371)          $ --        $19,106
Comprehensive income:
Net income                              --          --         2,152    2,152                 --              --          2,152
Other comprehensive income,
  net of tax:
Unrealized gain on securities,
   net of reclassification
   adjustment (Note 21)                 --          --          --      2,452                2,452            --          2,452
Comprehensive income                    --          --          --      4,604                 --              --           --
Treasury stock purchases                --          --          --      --                    --            (703)         (703)
Retired treasury stock                  (7)        (696)        --      --                    --             703           --
Stock options exercised                 25          733         --      --                    --              --           758
Tax benefit from exercise
of stock options                        --          589         --      --                    --              --           589
Dividend paid (per share - $0.20)       --          --         (518)    --                    --              --          (518)
Deferred stock grants                    2          229         --      --                    --              --           231
Forgiveness of Uncommon Care Debt       --          146         --      --                    --              --           146

                                    ------------------------------------------------------------------------------------------------
Balance December 31, 2004              $265       $7,919      $13,948   $ --                $2,081         $ --          $24,213
                                    ================================================================================================

Other comprehensive income,
  net of tax:                           --          --         5,460        5,460             --              --          5,460
Unrealized gain on securities,
   net of reclassification
   adjustment (Note 21)                 --          --          --      (1,593)             (1,593)           --         (1,593)
Comprehensive income                    --          --          --          3,867             --              --           --
Treasury stock purchases                --          --          --            --              --           (1,715)       (1,715)
Stock options exercised                 25         1,011        --            --              --              --          1,036
Tax benefit from exercise
of stock options                        --          708         --            --              --              --           708
Dividend paid (per share - $0.25)       --          --         (671)          --              --              --          (671)
Cancelled treasury stock               (14)       (1,701)       --                            --            1,715          --
Forgiveness of Uncommon Care debt       --         (40)         --            --              --              --          (40)
Deferred stock grants                    1          158         --            --              --              --           159
Deferred Compensation                    1          149         --            --              --              --           150
                                    ------------------------------------------------------------------------------------------------
Balance December 31, 2005              $278       $8,204      $18,737   --                   $488        --              $27,707
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

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)


(In thousands, except per share amounts)

                                                                                           Accumulated
                                                 Additional                                   Other                        Total
                                       Common      Paid-In    Retained   Comprehensive    Comprehensive     Treasury   Shareholders'
                                       Stock       Capital    Earnings       Income       Income (loss)      Stock        Equity
                                    ------------------------------------------------------------------------------------------------
Balance December 31, 2005               $278       $8,204     $18,737       $ --              $488           $ --         $27,707
                                    ------------------------------------------------------------------------------------------------
Comprehensive income:
Net income                               --          --         3,194        3,194             --              --          3,194
Other comprehensive income,
  net of tax:
Unrealized gain on securities,           --          --          --          (257)            (257)            --          (257)
   net of reclassification               --          --          --          2,937             --              --           --
   adjustment (Note 21)                  --          --          --            --              --           (2,388)       (2,388)
Stock options expensed                   --          226         --            --              --              --           226
Stock options exercised                  18          968         --            --              --              --           986
Tax benefit from exercise
of stock options                         --          604         --            --              --              --           604
Dividend paid (per share - $0.30)        --          --         (820)          --              --              --          (820)
Cancelled treasury stock                (16)       (2,372)       --            --              --            2,388          --
Deferred stock grants                     2          314         --            --              --              --           316
                                    ------------------------------------------------------------------------------------------------
Balance December 31, 2006               $282       $7,944     $21,111          --             $231             --         $29,568
                                    ================================================================================================








The accompanying notes are an integral part of these consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

(1)      Summary of Significant Accounting Policies

         (a)      General

         We, through our subsidiaries, provide financial services that include brokerage and asset management services to individuals and institutions, and insurance services that consist of management services for a medical malpractice insurance company. The financial services business has clients nationally. Insurance management is a service provided primarily in Texas, but is available to clients nationally. During the three years presented in the consolidated financial statements, financial services generated 52%, 54% and 52% of total revenues and insurance services generated 48%, 46% and 48% in 2006, 2005 and 2004, respectively.

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

         (c)      Principles of Consolidation

         The consolidated financial statements include our accounts and the accounts of our subsidiary companies more than 50% owned. Investments in affiliated companies and other entities, in which our investment is less than 50% of the common shares outstanding and where we exert significant influence over operating and financial policies, are accounted for using the equity method. Investments in other entities in which our investment is less than 20%, and in which we do not have the ability to exercise significant influence over operating and financial policies, are accounted for using the cost method. In the event that we retain sufficient risk of loss in a disposed subsidiary to preclude us from recognizing the transaction as a divestiture, we would continue to consolidate the subsidiary as an entity in which we have a variable interest under the guidance of Financial Accounting Standards Board Interpretation No. 46 Revised, Consolidation of Variable Interest Entities, or FIN 46R.

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

         (e)      Marketable Securities

         Our investments in debt and equity securities are classified in three categories and accounted for as follows:


     Classification                   Accounting
     ----------------                 ----------------------
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

         (f)      Property and Equipment

         Property and equipment is stated at cost net of accumulated depreciation and amortization. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the respective assets (3 to 5 years). Leasehold improvements are amortized using the straight-line method over the life of the lease or their expected useful life, whichever is shorter.

         (g)      Long-Lived Assets

         Long-lived assets, principally property and equipment, are reviewed for impairment annually at year-end or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

         If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized if there is a difference between the fair value and carrying value of the asset. Current management analysis indicates that there is no impairment of long-lived assets.

         Investments are evaluated for impairment in the event of a material change in the underlying business. Such evaluation takes into consideration our intent and time frame to hold or to dispose of the investment and takes into consideration available information, including recent transactions in the stock, expected changes in the operations or cash flows of the investee, or a combination of these and other factors. Management's evaluation of our investments resulted in impairment charges in 2006, 2005 and 2004, as described in Note 6 to these consolidated financial statements.

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

         (i)      Allowance for Doubtful Accounts

         When applicable, we record an allowance for doubtful accounts based on specifically identified amounts that we believe to be uncollectible. Management analyzes historical collection trends and changes in its customers' payment patterns, customer concentration and credit worthiness when evaluating its allowance for doubtful accounts. If our actual collections experience changes, revisions to our allowance may be required. We have a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customers' credit standing or rating could have a material affect on our results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

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

         (l)      Notes Receivable

         Notes receivable are recorded at cost, less allowances for doubtful accounts when deemed necessary. Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a note to be impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the note agreement. When a loan receivable is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. Impairment losses are included in the allowance for doubtful accounts through a charge to bad debt expense. The present value of the impaired loan will change with the passage of time and may change because of revised estimates of cash flows or timing of cash flows. Such value changes are reported as bad debt expense in the same manner in which impairment initially was recognized. No interest income is accrued on impaired loans. Cash receipts on impaired loans are recorded as reductions of the principal amount.

         (m)      Stock-Based Compensation

         At December 31, 2006, we have stock-based employee compensation plans, which are described more fully in Notes 12 and 13. On January 1, 2006 we adopted SFAS No. 123(R), Share-Based Payment, a revision of the earlier SFAS 123, Accounting for Stock-Based Compensation. SFAS 123 (R) had concluded that services received from employees in exchange for stock-based compensation results in a cost to the employer that must be recognized in the financial statements at fair value. For the year ended December 31, 2006 we calculated stock-based compensation using the intrinsic value method. We estimate the fair value of stock option awards on the date of grant utilizing a modified Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. However, certain assumptions used in the Black-Scholes model, such as expected term, can be adjusted to incorporate the unique characteristics of our stock option awards. Option valuation models require the input of t somewhat subjective assumptions including expected stock price volatility and expected term. We believe it is unlikely that materially different estimates for the assumptions used in estimating the fair value of stock option granted would be made based on conditions suggested by actual historical experience and other data available at the time estimates were made. Restricted stock awards are valued at the price of our common stock on the date of grant. We have elected the modified prospective transition method as permitted by SFAS No, 123(R) and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123(R). SFAS No. 123(R) requires that stock-based compensation be recorded for all new and unvested stock options expected to vest as the requisite service is rendered beginning January 1, 2006. Stock-based compensation expense for awards granted on or before December 31, 2005, but unvested as of that date, is based on the grant date fair value as determined under the pro forma provisions of SFAS No. 123.

         Prior to the adoption of SFAS No. 123(R) on January 1, 2006, we accounted for stock options under the disclosure-only provision of SFAS No. 123, but applied APB Option No. 25, "Accounting for Stock Issued to Employees", in accounting for our stock option plans. No compensation expense was recognized for the years ended December 31, 2005 and 2004 under the provisions of APB No. 25. If we had elected to recognize compensation expense for options granted based on their fair values at the grant dates, consistent with Statement 123, net income and earnings per share would have changed to the pro forma amounts indicated below:


                                                                                            Year Ended December 31
                                                                                        2005               2004
                                                                                        ----               ----
         Net income as reported                                                      $ 5,460,000       $ 2,152,000

         Deduct: Total additional stock-based employee compensation expense determined under fair value based method for all awards,
         net of related tax effects                                                     (421,000)         (550,000)
                                                                                         -------           -------


                  Pro forma net income                                               $ 5,039,000       $ 1,602,000
                                                                                       =========         =========

         Net income per share

                  Basic - as reported                                                $      2.03       $      0.85
                                                                                            ====              ====
                  Basic - pro forma                                                  $      1.87       $      0.63
                                                                                            ====              ====
                  Diluted - as reported                                              $      1.86       $      0.76
                                                                                            ====              ====
                  Diluted - pro forma                                                $      1.72       $      0.56
                                                                                            ====              ====




         The stock-based employee compensation expense above was determined using the Black Scholes option-pricing model with the following assumptions:

                                                 2005                2004
                                              ------------        ------------
Risk-free interest rate                          4.33%               3.03%
Expected holding period                        3.6 years           3.8 years
Expected volatility                              .363                .429
Expected dividend yield                         2.15%                 -0-


         For the year ended December 31, 2006 we recorded compensation cost related to stock options of $225,000 and a related reduction in income taxes of $77,000. The compensation cost is the total fair value, at date of grant, of shares that vested during the year.

         The effect of adopting SFAS No 123(R) on selected reported items is as follows:


                                                            2006
                                               -------------------------------
                                                                  Impact of
                                              As Reported        SFAS No. 123R
                                              -----------        -------------
  Income before income taxes                  $ 5,033,000         $ 225,000
  Net income                                    3,194,000           148,000
  Basic earnings per share                           1.15               .05
  Diluted earnings per share                         1.09               .05
  Cash flows used in financing activities     $ 1,618,000         $ 604,000




         (n)      Recently Issued Accounting Pronouncements

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

         In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards, or SFAS No. 157, "Accounting for Fair Value Measurements", effective for fiscal years beginning after November 15, 2007. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements.

         Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. We do not expect the adoption of this standard to have a material effect on our financial position, results of operations or cash flows.

         (o)      Reclassification

         Certain reclassifications have been made to amounts presented in 2005 and 2004 to be consistent with the 2006 presentation.

(2)      Cash - Restricted

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

(3)      Management Fees and Other Receivables

         Management fees and other receivables consist of the following:

                                                      December 31,
                                              2006                   2005

        Management fees receivable        $ 2,672,000            $2 ,723,000
        Accrued interest receivable           197,000                125,000
        Other receivables                      63,000                344,000
                                           ----------             ----------
                                          $ 2,932,000            $3 ,192,000


         We earn management fees by providing management services to American Physicians Insurance Exchange ("APIE") under the direction of APIE's Board of Directors. APIE is a reciprocal insurance exchange, which is wholly-owned by its subscriber physicians. Subject to the direction of APIE's Board, and subject to a management services agreement, APS Facilities Management, Inc., or FMI, sells and issues medical insurance policies, investigates, settles and defends claims, and otherwise manages APIE's day to day operations. The management agreement with FMI obligates APIE to pay management fees to FMI based on a percentage of APIE's earned premiums before payment of reinsurance premiums. In addition, the management agreement provides that any profits, as defined, of APIE will be shared equally with FMI (profit sharing) so long as the total amount does not exceed 3% of earned premiums. Management fees attributable to profit sharing were $1,994,000, $2,007,000, and $1,929,000 for the years ended December 31, 2006, 2005 and 2004, respectively. We earned total management fees and other related income of

         $15,555,000, $15,514,000 and $15,316,000, including expense reimbursements, principally for our independent agents' commissions, of $4,646,000, $4,376,000 and $4,482,000, for the years ended December 31,
         2006, 2005 and 2004, respectively, related to these agreements.

         The summarized financial information for APIE as of and for the year ended December 31, 2006, 2005 and 2004 is as follows:

                                          2006                     2005                     2004
                                       (unaudited)              (unaudited)              (unaudited)
                                      -------------            -------------            --------------
Invested assets                        $139,625,000             $113,233,000              $97,874,000
Other assets                             65,765,000               61,600,000               47,854,000
                                       ------------             ------------             ------------
Total Assets                           $205,390,000             $174,833,000             $145,728,000
                                       ============             ============             ============

Liabilities                            $170,494,000             $155,591,000             $133,827,000
Members' equity                          34,896,000               19,242,000               11,901,000
                                       ------------             ------------             ------------
Total liablilities and surplus         $205,390,000             $174,833,000             $145,728,000
                                       ============             ============             ============

Total revenue                           $77,331,000              $69,866,000              $69,313,000
                                       ============             ============             ============
Net income                              $15,929,000              $ 9,031,000              $ 5,815,000
                                       ============             ============             ============


         Other receivables in 2006 2005 and 2004 are primarily from our brokerage and investment advisory services and are principally comprised of commissions earned by our brokers for trades in the last week of December 2006, 2005 and 2004.

(4)      Notes Receivable

         Notes receivable consist of the following:


                                                                                                              December 31,
                                                                                                         2006             2005
         FEMPARTNERS, INC. (Formerly due from Syntera HealthCare Corporation)
         Originally due September 1, 2004, the note has been amended three times since December 2003. Each amendment has extended the note and modified the payment terms. The current amendment calls for payments of interest plus principal of $10,000, quarterly, through 2007. The note is scheduled to be repaid in full in 2007 in three quarterly payments. The note contains an acceleration clause in the event that FemPartners conducts an initial public offering or other public sale.
                                                                                                       $350,000          $390,000


         ALIANZA

         Alianza identifies under-payments from insurance companies to medical providers and recovers the additional amounts. Alianza is expected to make loan payments totaling of $132,000 by May 31, 2007. The remaining
         $185,000 is to be paid from a guaranteed final payment at the conclusion of an arbitration hearing to be held no later than August
         31, 2007.                                                                                      317,000            301,000

         EMPLOYEES
         Forgivable loans receivable are periodically made to non-officer employees (brokers of APS Financial), primarily as employment retention inducements. Employee notes receivable at December 31, 2006 consisted of two notes of $119,000 and $25,000, which are being amortized as earned monthly through December 2007 and June 2007, respectively, provided the employees remain with us; and notes totaling
         $14,000 due currently. The total amount amortized is charged to salaries expense in the period in which the loan was amortized.

         Forgivable loans receivable at December 31, 2005 consisted of three notes of $73,000, $86,000, and $75,000, which are being amortized as earned through May 2006, December 2006, and June 2007, respectively, provided the employees remain with us; and a note
         for $8,000 due currently.                                                                      158,000           242,000
                                                                                                        -------           -------
                                                                                                        825,000           933,000
         Less current portion and allowance for doubtful accounts of $8,000 and
         $8,000 in 2006 and 2005, respectively.                                                        (825,000)         (607,000)
                                                                                                       ---------         ---------
         Long term portion                                                                                   $0          $326,000
                                                                                                             ==          ========




(5)      Fair Value of Financial Instruments

         For financial instruments the estimated fair value equals the carrying value as presented in the consolidated balance sheets. Fair value estimates, methods and assumptions are set forth below for our financial instruments.

         Notes Receivable

         The fair value of notes has been determined using discounted cash flows based on our management's estimate of current interest rates for notes of similar credit quality. The carrying value of notes receivable approximates their fair value.

         Management Fees and Other Receivables

         Management fees are billed to APIE who pays in full within two weeks of notice. Through the course of our management relationship with APIE there has never been any write-offs of balances owed or other collection issues. As such, management has determined that there is no need for a reserve against the receivable balance. Therefore, the carrying value and the fair value of the receivable are the same.

         Deposit with Capital Organization

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

(6)      Marketable Securities

         The following table summarizes by major security type the cost, fair market value, and unrealized gains and losses of the investments that we have classified as available-for-sale:


                                                                  Gross             Gross
                                                               Unrealized        Unrealized            Fair
                                             Cost                 Gains            Losses             Value
                                        ---------------------------------------------------------------------------
        December 31, 2006

        Governmental obligations          $ 15,934,000           $  11,000         $ (19,000)      $ 15,926,000
        Corporate obligations                  682,000              28,000                --            710,000
        Equity securities                    4,073,000             330,000                --          4,403,000
                                            ----------             -------           -------         ----------
        Total                             $ 20,689,000           $ 369,000         $ (19,000)      $ 21,039,000
                                            ==========             =======           =======         ==========
        December 31, 2005

        Governmental obligations          $ 12,418,000           $  12,000         $ (60,000)      $ 12,370,000
        Corporate obligations                  888,000               1,000           (13,000)           876,000
        Equity securities                    4,217,000             800,000                --          5,017,000
                                            ----------            --------           -------         -----------
        Total                             $ 17,523,000           $ 813,000         $ (73,000)      $ 18,263,000
                                            ==========            ========           =======         ===========


         Amounts reflected in the table above include equity securities of HealthTronics with a fair value of $348,000 and $1,095,000 at December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, amounts also include equity securities of Financial Industries Corporation ("FIC") with a fair value of $2,926,000 and $3,196,000, respectively.

         Maturities of fixed income securities were as follows at December 31, 2006:

                                                                 Fair
                                          Cost                   Value
                                      ------------            ------------
         Due within one year          $ 14,762,000           $ 14,746,000
         Due after one year              1,854,000              1,890,000
                                       -----------             ----------
         Total                        $ 16,616,000           $ 16,636,000
                                        ==========             ==========

         HealthTronics is the largest provider of lithotripsy (a non-invasive method of treating kidney stones) services in the United States and is an international supplier of specialty vehicles for the transport of high technology medical, broadcast/communications and homeland security equipment. Through selling of shares since our initial investment of 3,540,000 shares in 1989, our holdings of common stock at December 31, 2006 stood at 52,000 or less than 1% of the common stock outstanding. We account for HealthTronics as an available-for-sale equity security and record changes in its value, net of tax, in our balance sheet as part of "accumulated other comprehensive income."

         Financial Industries Corporation ("FIC") is a holding company primarily engaged in the life insurance business through ownership of several life insurance companies. In June 2003, we purchased from FIC and the Roy F. and Joann Mitte Foundation, 339,879 shares of FIC's common stock as an investment. Earlier in 2003 we had purchased 45,121 FIC shares in the open market. The 385,000 shares represented an approximate cost of $5,647,000, which was all sourced from our cash reserves. During 2004, the value of our investment in FIC had declined significantly. In October 2004, we determined that this decline in market price was "other than temporary" as defined in Statements of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, as amended. Consequently, we recorded pretax charges to earnings totaling $2,567,000 in 2004. These charges reduced our cost basis in FIC from $5,647,000, or $14.67 per share, to $3,080,000, or $8.00 per share which was equal to the quoted market price of FIC shares on December 31, 2004. During 2005 and 2006, we took additional pretax charges to earnings totaling $135,000 and $19,000, respectively, further reducing our cost basis in FIC to $2,926,000, or $7.60 per share. While we currently continue to have the ability and the intent to hold the stock indefinitely, we concluded that the additional uncertainty created by FIC's late filings, together with the lack of its current financial information, dictated that the declines should be viewed as other than temporary. Although FIC has now filed its 2004 and 2005 Forms10-K it is still delinquent in filing its 2006 Forms 10-Q and thus continues to be de-listed on the NASDAQ Stock Market.

         We will continue to monitor and evaluate the situation at FIC and further determine if changes in fair market value of the investment are temporary or "other than temporary"

         The following table summarizes our recognized gains and losses on investments. Costs on assets sold were determined on the basis of specific identification.


                                                                     Year ended December 31,
                                                 -------------------------------------------------------------------------
                                                         2006                       2005                      2004
                                                       -------                    -------                   --------
         Proceeds from sales                        $ 11,669,000                $ 8,503,000              $  1,116,000

         Gain on investments, net                        259,000                  3,160,000                   245,000
         Loss on impairment of investments               (19,000)                  (217,000)               (2,567,000)
                                                      ----------                 ----------                 ----------
         Net gains (losses)                            $ 240,000                $ 2,943,000              $ (2,322,000)
                                                      ==========                 ==========                ===========



(7)      Property and Equipment

         Property and equipment consists of the following:

                                                 December 31,
                                     -------------------------------------
                                         2006                     2005
                                      ----------                ---------
         Equipment                    $ 952,000               $1,289,000
         Furniture                      543,000                  647,000
         Software                       825,000                  783,000
         Leasehold improvements         231,000                  332,000
                                      ---------                ---------
                                      2,551,000                3,051,000
         Accumulated depreciation
          and amortization           (1,995,000)              (2,364,000)
                                      ---------                ---------
                                      $ 556,000                $ 687,000
                                      =========                =========

         Property and equipment are stated at cost. Depreciation and amortization expense of $297,000, $239,000 and $181,000 in 2006, 2005 and 2004, respectively, is computed principally on the straight-line method over the estimated useful lives of the assets. The useful lives for equipment ranges from three to five years, furniture ranges from five to seven years, software is depreciated over three years, and leasehold improvements are amortized over the life of the lease or their expected useful life, whichever is shorter.

(8)      Accrued Expenses and Other Liabilities

         Accrued expenses and other liabilities consist of the following as of December 31:

                                            2006                     2005
                                        -------------            -------------
         Commissions payable            $ 1,239,000              $ 1,258,000
         Taxes payable                      161,000                  219,000
         401(k) plan matching               213,000                  208,000
         Vacation payable                   170,000                  161,000
         Other                              137,000                   66,000
                                          ---------                ---------
                                        $ 1,920,000              $ 1,912,000
                                          =========                =========

(9)      Deferred Gain

         In November 2001 we sold all of the remaining 46,000 square feet of condominium space we owned in an office project located in Austin, Texas to our former affiliate, HealthTronics. In conjunction with the sale we leased back approximately 23,000 square feet that housed our operations prior to the sale. Gain on the sale amounted to approximately $5.1 million, of which $1.9 million was recognized in 2001 and the balance of gain was deferred. Deferred income of approximately $2.4 million related to our continuing involvement in 50% of the useable space was recorded and was recognized monthly over the five-year lease term that ended in September 2006. Income recognition related to this deferral was $422,000 in 2006, $513,000 in 2005 and $488,000 in 2004. In addition, 15% of the gain ($0.76 million) related to our then

         15% ownership in the purchaser was deferred as we accounted for HealthTronics using the equity method of accounting through the year ended December 31, 2001. We reduced our investment in HealthTronics and subsequently recognized a proportionate percentage of the deferred gain, amounting to $30,000, $134,000 and $56,000 in 2006, 2005 and
         2004, respectively. Recognition of the deferred gains were recorded as a reduction of rent expense in operating expenses in the accompanying consolidated financial statements.

(10)     Commitments and Contingencies

         Rental expenses under all operating leases were $1,416,000, $1,133,000, and $1,098,000, for the years ended December 31, 2006, 2005 and 2004, respectively. Future minimum payments for leases that extend for more than one year through 2011 were $770,000; $687,000; $664,000; $643,000, and $662,000 for 2007, 2008, 2009, 2010 and 2011, respectively.

         We are involved in various claims and legal actions that have arisen in the ordinary course of business. Management believes that any liabilities arising from these actions will not have a significant adverse effect on our consolidated financial condition or results of operations or cash flows.

(11)     Income Taxes

         Income tax expense consists of the following:

                                                                      Year Ended December 31,
                                                -----------------------------------------------------------------------
                                                        2006                      2005                      2004
                                                     ---------                  --------                 ----------
         Operations:
         Federal
           Current                                  $ 1,186,000               $ 2,577,000               $ 1,049,000
           Tax benefit of stock options                 604,000                   708,000                   589,000
           Deferred                                     (99,000)                 (446,000)                 (505,000)
         State-Current                                  148,000                   200,000                   184,000
                                                     ----------               -----------                ----------
         Total from Operations                      $ 1,839,000               $ 3,039,000               $ 1,317,000
                                                    ===========               ===========               ===========


         A reconciliation of expected income tax expense computed by applying the United States federal statutory income tax rate of 34% to earnings from continuing operations before income taxes to tax expense from operations in the accompanying consolidated statements of income follows:


                                                                       Year Ended December 31,
                                                  ---------------------------------------------------------------------
                                                         2006                      2005                     2004
                                                      ---------                 ---------                 ----------
         Expected federal income tax
          expense from operations                    $ 1,712,000               $ 2,889,000              $ 1,179,000
         State taxes                                      98,000                   132,000                  121,000
         Other, net                                       29,000                    18,000                   17,000
                                                       ---------                 ---------                ----------
                                                     $ 1,839,000               $ 3,039,000              $ 1,317,000
                                                       =========                 =========                ==========
         Effective tax rate                                  37%                       36%                      38%



         The tax effect of temporary differences that gives rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented below:


                                                                                  Year Ended December 31,
                                                                        -------------------------------------------
                                                                              2006                      2005
                                                                         ------------                ------------
        Current deferred tax assets:
          Accrued expenses                                                $ 110,000                 $ 334,000
          Allowance for doubtful accounts                                    19,000                    21,000
                                                                          ---------                  --------
         Total current deferred tax asset                                   129,000                   355,000
                                                                          =========                  ========

        Non-current deferred tax assets (liabilities):
         Write-off of investment in excess of tax loss                      925,000                   946,000
         Deferred compensation and stock options                            380,000                        --
         Sales/Leaseback deferred income                                      6,000                   159,000
         Investment in available-for-sale securities                        (64,000)                 (175,000)
         Market value allowance on investments                             (119,000)                 (251,000)
         Other                                                              198,000                   168,000
         Tax depreciation in excess of book                                (134,000)                 (161,000)
                                                                         ----------                  --------
           Total non-current net deferred tax asset                       1,192,000                   686,000
                                                                         ==========                  =========

Net deferred tax asset                                                   $1,321,000                $1,041,000
                                                                         ==========                 =========


         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences at December 31, 2006.

(12)     Employee Benefit Plans

         We have an employee benefit plan qualifying under Section 401(k) of the Internal Revenue Code for all eligible employees. Employees become eligible upon meeting certain service and age requirements. Employee deferrals may not exceed $15,000 in 2006 unless participant is over age 50, in which case the maximum deferral is $20,000. We may, at our discretion, contribute up to 200% of the employees' deferred amount. For the years ended December 31, 2006, 2005 and 2004 our contributions aggregated $213,000, $208,000 and $170,000, respectively.

         In December 2004, the Board of Directors approved the "American Physicians Service Group, Inc. Affiliate Group Deferred Compensation Master Plan" ("Deferred Compensation Plan"), a non-qualified compensation plan designed to give us more flexibility in compensating key employees and directors through ownership of our common stock. The adoption of the Deferred Compensation Plan was approved by our shareholders at the 2005 Annual Meeting. Under the Deferred Compensation Plan we may elect to defer a portion of an employee's incentive compensation or director's board compensation in the form of a deferred stock grant. Shares become eligible for withdrawal with the passage of time and participants may withdraw eligible shares upon attaining the age of sixty or upon leaving our service. Plan participants may withdraw all shares granted to them ratably over four years, provided they have entered into a non-competition agreement with us. We plan for this to be an unfunded plan. Shares to be withdrawn will be purchased in the open market or issued from the authorized shares. In 2006, a total of 13,500 shares were awarded, for which we recorded an expense of $215,000. Of the 150,000 shares authorized under the Deferred Compensation Plan, 69,000 shares have been granted and 81,000 shares remain available for grant. Shares granted are included in shares outstanding and are a component of basic shares outstanding in calculating earnings per share.

(13)     Stock Options

         We have adopted, with shareholder approval, the "2005 Incentive and Non-Qualified Stock Option Plan" ("Incentive Plan"). The Incentive Plan provides for the issuance of options to purchase up to 350,000 shares of common stock to our directors and key employees. A total of 188,000 of these options have been granted as of December 31, 2006 and 162,000 are available for grants. Of those granted, 6,000 shares have been exercised, 132,000 options are exercisable and 50,000 are not yet exercisable. The previous plan, "1995 Incentive and Non-Qualified Stock Option Plan", provided for the issuance of 1,600,000 shares of common stock to our directors and key employees. All of the approved options have been granted as of December 31, 2006, 1,157,000 shares have been exercised, 267,000 shares are exercisable, 17,000 are not yet exercisable and 159,000 options have been cancelled. Upon the exercise of an option we issue the shares from our authorized, but un-issued shares.

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

         During the year ended December 31, 2006, 180,000 options were exercised with an intrinsic value of $1,797,000. We received proceeds of $986,000 from the exercise of these options and received a federal income tax reduction of $604,000. The total fair value of shares vesting during the year ended December 31, 2006, was $225,000. As of December 31, 2006, there was $189,000 of unrecognized compensation cost related to non-vested shares under the Incentive Plan, which is expected to be recognized over a weighted-average period of 1.9 years.

         Prior to the adoption of SFAS No. 123(R) on January 1, 2006, we accounted for stock options under the disclosure-only provision of SFAS No. 123, but applied APB Option No. 25, "Accounting for Stock Issued to Employees", in accounting for our stock option plans. No compensation expense was recognized for the years ended December 31, 2005 and 2004 under the provisions of APB No. 25. If we had elected to recognize compensation expense for options granted based on their fair values at the grant dates, consistent with Statement 123, net income and earnings per share would have changed to the pro forma amounts indicated below.


                                                                                             Year Ended December 31
                                                                                        ------------------------------------
                                                                                            2005                  2004
                                                                                            ----                  ----
         Net income as reported                                                         $ 5,460,000           $ 2,152,000


         Deduct: Total additional stock-based employee compensation expense determined under fair value based method for all awards,
         net of related tax effects                                                       (421,000)              (550,000)
                                                                                           --------               -------


                  Pro forma net income                                                  $ 5,039,000           $ 1,602,000
                                                                                          =========             =========

         Net income per share

                  Basic - as reported                                                   $      2.03           $      0.85
                                                                                               ====                  ====
                  Basic - pro forma                                                     $      1.87           $      0.63
                                                                                               ====                  ====
                  Diluted - as reported                                                 $      1.86           $      0.76
                                                                                               ====                  ====
                  Diluted - pro forma                                                   $      1.72           $      0.56
                                                                                               ====                  ====



         The stock-based employee compensation expense above was determined using the Black Scholes option-pricing model with the following assumptions:

                                                 2005                2004
                                              ------------        ------------
Risk-free interest rate                          4.33%               3.03%
Expected holding period                        3.6 years            3.8 years
Expected volatility                              .363                 .429
Expected dividend yield                         2.15%                 -0-


         For the year ended December 31, 2006 we recorded compensation cost related to stock options of $225,000 and a related reduction in income taxes of $77,000. The compensation cost is the total fair value, at date of grant, of shares that vested during the year.

         The effect of adopting SFAS No 123(R) on selected reported items is as follows:

                                                            2006
                                                -------------------------------
                                                                 Impact of
                                                 As Reported     SFAS No 123(R)
                                                ------------     -------------
    Income before income taxes                  $ 5,033,000       $ 225,000
    Net income                                    3,194,000         148,000
    Basic earnings per share                           1.15             .05
    Diluted earnings per share                         1.09             .05
    Cash flows used in financing activities     $ 1,618,000       $ 604,000



Presented below is a summary of the stock options held by our employees and our directors and the related transactions for the year ended December 31, 2006.

                                                                 Years Ended December 31,
                              -----------------------------     ------------------------------     --------------------------------
                                          2006                               2005                               2004
                              -----------------------------     ------------------------------     --------------------------------
                                                Weighted                           Weighted                             Weighted
                                                 Average                            Average                              Average
                                                Exercise                           Exercise                             Exercise
                              Shares              Price             Shares           Price             Shares             Price
                              ------           ------------         ------        ------------        -------          ------------

Balance at January 1          573,000              $ 7.92           721,000          $ 6.04            815,000            $ 4.49
Options granted                75,000               14.85           113,000           11.60            146,000              9.93
Options exercised            (180,000)               5.49          (251,000)           4.13           (240,000)             3.16
Options forfeited/expired      (1,000)               9.60           (10,000)           9.10                 --                --
                             ---------            -------          --------          ------            -------             ------
Balance at December 31        467,000              $ 9.96           573,000          $ 7.92            721,000             $ 6.04
                             =========            =======          ========          ======            =======             ======
Options exercisable           399,000              $ 9.32           483,000          $ 7.96            389,000             $ 5.80
                             =========            =======          ========          ======            =======             ======



                                     Weighted
                                      Average
                                     Remaining
                                    Contractual
                                        Term                    Aggregate
                                        (yrs)                Intrinsic Value(1)
                                      ----------             -----------------
Balance at 12-31-2004                        3.1                $ 3,136,000
                                      ==========                  =========
Exercisable at 12-31-2004                    3.0                $ 1,786,000
                                      ==========                  =========
Balance at 12-31-2005                        3.0                $ 2,510,000
                                      ==========                  =========
Exercisable at 12-31-2005                    3.0                $ 2,960,000
                                      ==========                  =========
Balance at 12-31-2006                        2.8                $ 2,817,000
                                      ==========                  =========
Exercisable at 12-31-2006                    2.6                $ 2,664,000
                                      ==========                  =========


     (1) Based on the $16.00, $12.30 and $10.39 closing price of our stock on December 31, 2006, 2005 and 2004, respectively.

         The weighted average grant-date fair value of Company stock options granted is $4.06 per option for the year ended December 31, 2006. The fair value of the options was calculated using the Black-Scholes-Merton option pricing model with the following assumptions:


                                               Year Ended December 31, 2006
                                             ----------------------------------
                                                Range          Weighted Average
                                              ---------        ----------------
       Expected volatility                    33.8%-35.4%           34.5%
       Expected dividend yield                 1.85%-2.11%           1.96%
       Expected option term                      3.7 years           3.7 years
       Risk-free rate of return                4.47%-4.72%           4.59%
       Expected annual forfeiture rate             0-4%              2.53%


         The expected volatility assumptions we used are based on the historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options, such estimated life being based on the historical experience of our stock option exercises. The risk-free rate of return is based, at the date of grant, on the yield of U.S. Treasury securities maturing within the expected life of the option.


(14)     Repurchase of Minority Interest

         On October 1, 2003 we purchased for $2,050,000 cash the 20% interest in APS Insurances Services, Inc., which was owned by FPIC Insurance Group, Inc. ("FPIC"). We believe the acquisition provided us more control over operating decisions and improved our earnings and return on capital with minimal risk. As a result of this transaction, we now own a 100% interest in APS Insurance Services. Prior to our repurchase of the minority interest, we consolidated the assets, liabilities and operations of APS Insurance Services and recorded 20% of its after tax net income as minority interest. As a part of the purchase agreement we maintained an agreement with FPIC that limits them from competing with us in Texas through February 2007. The Company has assigned a value of $410,000 to this non-compete agreement based on a determination by an outside consulting firm. The agreement is being amortized on the straight-line method through its expiration in February, 2007.

         The total cost of the acquisition was $2,050,000 and was allocated to the 20% interest acquired in APS Insurance Services based on the fair values of its net assets on the date of acquisition, in accordance with the purchase method of accounting for business combinations.

         A summary of the purchase price allocation for this transaction is as follows:

         Purchase price of 20% interest                        $ 2,050,000
         Basis of recorded minority interest                      (393,000)
         Allocated to non-competition agreement                   (410,000)
                                                                -----------
         Excess of purchase price over
           assets acquired (goodwill)                          $ 1,247,000
                                                                ==========

         Other intangible assets as of December 31, 2006 and 2005, subject to amortization expense, contains the following:



                                                                 Gross
                                                                Carrying              Accumulated
                                                                 Amount              Amortization               Net
                                                          --------------------    ------------------     -----------------
For the year ended December 31, 2006
-------------------------------------
Non-compete                                                    $ 410,000             $ 390,000              $ 20,000
Managing general agent license                                   160,000                42,000               118,000
                                                                ---------            ----------            ----------
   Total                                                       $ 570,000             $ 432,000             $ 138,000
                                                                =========            ==========            ===========

For the year ended December 31, 2005                            Amount              Amortization               Net
-------------------------------------                     --------------------    ------------------     -----------------
Non-compete                                                    $ 410,000             $ 270,000             $ 140,000
Managing general agent license                                   160,000                38,000               122,000
                                                               ----------            ----------            ----------
   Total                                                       $ 570,000             $ 308,000             $ 262,000
                                                               ==========            ==========            ===========


         We assume no residual value and estimate annual amortization expense over the remaining life of the non-compete agreement and managing general agent license to be as follows:


                                                       Year             Amount
                                                     --------          -------
                Non-compete agreement                  2007            $ 20,000
                Managing general agent license         2007            $  4,000

(15)     Investment in Unconsolidated Affiliates

         We recorded $0 and $24,000 in 2006 and 2005, respectively, as gain on forgiveness of debt. The 2005 gain represents that amount of liability that was released in the respective periods by participants in our loan to a former affiliate, net of any interest due them for prior period payments made by that affiliate. Due to poor operating results, Uncommon Care was in default and not making scheduled payments under its loan agreement with us in which the participations had been sold. As a result, the loan participants released us from any obligations under the participation agreements. The $24,000 recorded in 2005 represents the final loan obligation to be released. No gains, therefore, were recorded in 2006.

(16)     Segment Information

         Our segments are distinct by type of service provided. Each segment has its own management team and separate financial reporting. Our Chief Executive Officer allocates resources and provides overall management based on the segments' financial results.

         Our insurance services segment includes financial management for an insurance company that provides professional liability insurance to doctors.

         Our financial services segment includes brokerage and asset management services to individuals and institutions.

         Corporate is the parent company and derives its income from interest, investments and dividends paid by the other segments.



                                                                              2006                   2005                   2004
                                                                           ----------             ----------             ----------
Operating Revenues
Insurance services                                                        $ 15,555,000           $ 15,514,000          $ 15,316,000
Financial services                                                          16,805,000             18,459,000            16,705,000
Intercompany dividends                                                       4,438,000              1,600,000             4,760,000
                                                                           -----------            -----------           -----------
                                                                          $ 36,798,000           $ 35,573,000          $ 36,781,000
                                                                           ===========            ===========           ===========
Reconciliation to Consolidated Statements of Operations:
Total segment revenues                                                      36,798,000             35,573,000            36,781,000
Less: intercompany dividends                                                (4,438,000)            (1,600,000)           (4,760,000)
                                                                            ----------             ----------            ----------
Total Revenues                                                            $ 32,360,000           $ 33,973,000          $ 32,021,000
                                                                            ==========             ==========            ===========
Operating Income (Loss):
Insurance services                                                           4,293,000              5,252,000             5,348,000
Financial services                                                           1,660,000              2,196,000             2,167,000
Other                                                                        2,339,000             (1,003,000)            2,589,000
                                                                             ---------             ----------           -----------
                                                                           $ 8,292,000            $ 6,445,000          $ 10,104,000
                                                                             =========             ==========           ===========
Reconciliation to Consolidated Statements of Operations:
Total segment operating profit                                             $ 8,292,000            $ 6,445,000          $ 10,104,000
Less: intercompany dividends                                                (4,438,000)            (1,600,000)           (4,760,000)
                                                                             ---------              ---------             ----------
Operating income                                                             3,854,000              4,845,000             5,344,000
Gain (loss) on investments, net                                                240,000              2,943,000            (2,322,000)
Gain on extinguishment of debt                                                      --                 24,000                75,000
                                                                             ---------              ---------             ----------
Income from operations before interest,
income taxes, minority interests and equity in gain
and loss of unconsolidated affiliates                                        4,094,000              7,812,000             3,097,000
Interest income                                                                915,000                587,000               365,000
Other income                                                                    49,000                124,000                15,000
Interest expense                                                                19,000                 10,000                 7,000
Income tax expense                                                           1,839,000              3,039,000             1,317,000
Minority interests                                                               6,000                 14,000                 1,000
                                                                             ---------             ----------             ----------
Net income                                                                 $ 3,194,000            $ 5,460,000           $ 2,152,000
                                                                             =========             ==========             ==========



                                                                           2006                     2005                     2004
                                                                        ----------              -----------              -----------
Identifiable assets:
 Insurance services;
  Intangible assets                                                 $  1,267,000             $  1,387,000            $  1,507,000
  Other                                                                4,358,000                5,033,000               4,526,000
 Financial services                                                    7,027,000                6,061,000               5,106,000
 Corporate:
  Investment in available for sale securities                         21,039,000               18,263,000              14,320,000
  Other                                                                2,585,000                2,761,000               4,984,000
                                                                      ----------              -----------             -----------
                                                                    $ 36,276,000             $ 33,505,000            $ 30,443,000
                                                                      ==========              ===========             ===========
Capital expenditures:
 Insurance Services                                                 $     84,000             $    187,000            $    362,000
 Financial Services                                                       40,000                   47,000                  10,000
 Corporate                                                                42,000                   73,000                  49,000
                                                                      ----------              -----------             -----------
                                                                    $    166,000             $    307,000            $    421,000
                                                                      ==========              ===========             ===========
Depreciation/amortization expenses:
 Insurance Services                                                 $    325,000             $    274,000            $    217,000
 Financial Services                                                       28,000                   28,000                  27,000
 Corporate                                                                68,000                   62,000                  60,000
                                                                      ----------              -----------             -----------
                                                                    $    421,000             $    364,000            $    304,000
                                                                      ==========              ===========             ===========



         During the years ended December 31, 2006, 2005 and 2004 a single customer represented 48% ($15,555,000), 46% ($15,514,000) and 48%
         ($15,316,000) of our consolidated revenues.

         At December 31, 2006, 2005, and 2004 we had long-term contracts with that customer and were therefore not vulnerable to the risk of a near-term severe impact from a reasonably possible loss of the revenue. However, should that customer default or be unable to satisfy its contractual obligations, there would be a material adverse effect on our financial condition and results of operations.

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

(17)     Net Income Per Share

         Basic income per share are based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares, including options. A reconciliation of income and average shares outstanding used in the calculation of basic and diluted earnings per share from continuing and discontinued operations follows:


                                                                       For the Year Ended December 31, 2006
                                                            ---------------------------------------------------------
                                                                Income               Shares             Per-Share
                                                              (Numerator)         (Denonminator)          Amount
                                                             --------------        ------------         -----------
Income from operations                                       $ 3,194,000
Basic EPS:
Income available to common stockholders                        3,194,000             2,774,000             $1.15
Effect of dilutive securities                                         --               159,000              ====
                                                               ---------             ---------
Diluted EPS:
Income available to common stockholders                      $ 3,194,000             2,933,000             $1.09
                                                               =========             =========              ====


                                                                       For the Year Ended December 31, 2005
                                                            ----------------------------------------------------------
                                                                 Income               Shares             Per-Share
                                                              (Numerator)         (Denonminator)          Amount
                                                             --------------        ------------         -----------
Income from operations                                       $ 5,460,000
Basic EPS:
Income available to common stockholders                        5,460,000             2,688,000             $2.03
Effect of dilutive securities                                         --               243,000              ====
                                                                --------             ---------
Diluted EPS:
Income available to common stockholders                      $ 5,460,000             2,931,000             $1.86
                                                               =========             =========              ====


                                                                       For the Year Ended December 31, 2004
                                                            -----------------------------------------------------------
                                                                Income               Shares             Per-Share
                                                              (Numerator)         (Denonminator)          Amount
                                                             --------------        ------------         -----------

Income from operations                                       $ 2,152,000
Basic EPS:
Income available to common stockholders                        2,152,000             2,545,000             $0.85
Effect of dilutive securities                                         --               293,000              ====
                                                               ---------             ---------
Diluted EPS:
Income available to common stockholders                      $ 2,152,000             2,838,000             $0.76
                                                               =========             =========              ====


(18)     Shareholders' Equity

         The following table presents changes in shares outstanding for the period from December 31, 2004 to December 31, 2006:


                                              Common
                                              Shares              Treasury
                                            Outstanding            Stock
                                           -------------        ------------

Balance December 31, 2003                    2,454,667
Options excercised                             240,200                  --
Treasury stock purchases                            --              70,495
Treasury stock retirements                     (70,495)            (70,495)
                                            -----------         -----------
Balance December 31, 2004                    2,624,372                  --
                                            ===========         ===========

Options excercised                             251,000                  --
Deferred compensation                           47,855                  --
Treasury stock purchases                            --              139,107
Treasury stock retirements                    (139,107)            (139,107)
                                            -----------         ------------
Balance December 31, 2005                    2,784,120                  --
                                            ===========         ============

Options excercised                             180,000                  --
Deferred Compensation                           21,108                  --
Treasury stock purchases                            --              167,482
Treasury stock retirements                    (167,482)            (167,482)
                                            -----------         ------------
Balance December 31, 2006                    2,817,746                  --
                                            ===========         ============



(19) Supplemental Consolidated Quarterly Financial Data (Unaudited)

          Quarter to quarter comparisons of results of operations have been and may be materially impacted by bond market conditions and whether or not there are profits at the medical malpractice insurance company which we manage and whose profits we share. We believe that the historical pattern of quarterly sales and income as a percentage of the annual total may not be indicative of the pattern in future years. The following tables set forth selected quarterly consolidated financial information for the years ended December 31, 2006, 2005 and 2004:

(19)   Supplemental Consolidated Quarterly Financial Data (Unaudited), continued

                                                               (In thousands, except per share data)
                                                         First          Second         Third          Fourth
                                                        Quarter        Quarter       Quarter         Quarter
2006                                                  ---------        --------      ---------      ----------
Revenues                                               $ 7,233        $ 7,975        $ 6,769       $ 10,383
Net Income                                                 562            598            409          1,625
Basic net income per share:                             $ 0.20         $ 0.22         $ 0.15         $ 0.58
Diluted income  per share:                              $ 0.19         $ 0.21         $ 0.14         $ 0.56


2005
Revenues                                               $ 6,662        $ 7,033        $ 9,182       $ 11,096
Net Income                                                 853          1,367          1,395          1,845
Basic net income per share:                             $ 0.32         $ 0.51         $ 0.52         $ 0.67
Diluted income  per share:                              $ 0.30         $ 0.48         $ 0.48         $ 0.64


2004
Revenues                                               $ 7,290        $ 7,295        $ 7,593        $ 9,843
Net Income                                                 694            689           (834)         1,603
Basic net income per share:                             $ 0.28         $ 0.28        $ (0.32)        $ 0.62
Diluted income  per share:                              $ 0.25         $ 0.25        $ (0.32)        $ 0.58



          Results for the fourth quarter of 2006, 2005 and 2004 include profit sharing with APIE totaling $1,994,000, $2,007,000 and $1,929,000, respectively.


(20) Concentration of credit risk

         Marketable securities

         As of December 31, 2006 we owned marketable securities of FIC with a combined fair market value of $2,926,000, or approximately 9% of our total assets. An event having a material adverse effect on FIC, and resulting in a devaluation of their securities, could also have a material adverse effect on our results of operations.

         Geographic concentration of insurance services

         Most of the managed insurance company's business is concentrated in Texas. Regulatory or judicial actions in that state that affected rates, competition or tort law could have a significant impact on the insurance company's business. Consequently, our insurance management business, which is based on the premiums and profitability of the managed company, could be adversely affected.

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

(21)     Other Comprehensive Income

         The following chart discloses the reclassification adjustments for gains and losses included in net income during the years ended December 31:

                                                                                  Tax
                                                             Before-Tax        (Expense)         Net-of-Tax
                                                               Amount          or Benefit          Amount
                                                             ----------        ---------         ----------
2006
Unrealized holding losses
  arising during the period                                    $ (257)        $     87           $  (170)
                                                             ===========       ==========        ==========
Reclassification adjustment for gains
   included in net income                                        (132)              45               (87)
                                                             -----------       ----------        ----------
Net unrealized losses on securities                            $ (389)        $    132           $  (257)
                                                             ===========       ==========        ==========

2005
Unrealized holding gains
  arising during the period                                   $   254         $    (87)          $   167
                                                             ===========       ==========        ==========
Reclassification adjustment for gains
   included in net income                                      (2,667)             907            (1,760)
                                                             -----------       ----------        ----------
Net unrealized losses on securities                           $(2,413)        $    820           $(1,593)
                                                             ===========       ==========        ==========

2004
Unrealized holding gains
  arising during the period                                   $ 1,393         $   (474)          $   919
                                                             ===========       ==========        ==========
Reclassification adjustment for losses
   included in net income                                       2,322             (789)            1,533
                                                             -----------       ----------        ----------
Net unrealized gains on securities                            $ 3,715         $ (1,263)          $ 2,452
                                                             ===========       ==========        ==========

(22)     Plans for a Strategic Merger

         On June 5, 2006 we announced plans for a strategic merger with APIE. Both our and APIE's boards of directors voted to approve the transaction subject to approval by the Texas Department of Insurance, necessary filings with the SEC and the approval of our shareholders and subscriber-policyholders of APIE. The original purchase price was $33 million, comprised of approximately 1.7 million shares of APS common stock to be issued to the policyholders of APIE and the conversion of approximately $10.4 million of APIE obligations into mandatorily redeemable APS preferred stock. On August 24, 2006, we announced that we agreed to an increase in the purchase price of APIE, which was also approved by APIE. The revised purchase price is $39 million; comprised of approximately 2.0 million shares of APS common stock issued to the policyholders of a APIE and the conversion of approximately $10.4 million of APIE obligations into mandatorily redeemable APS preferred stock. The preferred stock has a 3% annual dividend and must be redeemed at the rate of not less than $1 million per year until December 31, 2016 at which time it must have been fully redeemed. At a special meeting of shareholders held March 22, 2007, the shareholders of APS approved the issuance of common and preferred shares of APS for the acquisition of APIE. APIE subscribers also approved the transaction on the same day. The acquisition is set to close effective April 1, 2007. As the acquirer, we will account for this transaction consistent with the Statement of Financial Standards No. 141, "Business Combinations", whereby direct costs of the business combination are capitalized and become part of the total purchase price.

(23)     Line of Credit

         In April 2006, we renewed a $3.0 million line of credit that was originally established in November 2003 with PlainsCapital Bank. The loan calls for interest payments only to be made on any amount drawn until April 15, 2007, when the entire amount of the note, principal and interest then remaining unpaid, shall be due and payable. At December 31, 2006, there were no draws taken against this line of credit. We are in compliance with the covenants of the loan agreement, including requirements for a minimum of $5.0 million of unencumbered liquidity and a minimum 2 to 1 net worth ratio.




                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
            American Physicians Service Group, Inc. and Subsidiaries
                  Years Ended December 31, 2006, 2005 and 2004


(in thousands)

                                         Balance at                                      Balance
                                          Beginning     Costs and                         at End
                                           of Year      Expenses       Deductions        of Year
                                        ------------------------------------------------------------

Allowance for Doubtful Accounts

     2006                                        $ 19           $  -            $ 11           $  8
                                        ==============  =============  ==============  =============

     2005                                        $ 14           $ 16            $ 11           $ 19
                                        ==============  =============  ==============  =============

     2004                                         $ -           $ 47            $ 33           $ 14
                                        ==============  =============  ==============  =============

