Form 10-K/A
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 2007-05-02
CIK 724024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 Commission File Number: 0-11453

AMERICAN PHYSICIANS SERVICE GROUP, INC.

(Exact name of registrant as specified in its charter)
Texas	75-1458323
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification No.)
1301 Capital of Texas Highway, Suite C-300, Austin Texas	78746
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (512) 328-0888 Securities registered pursuant to Section 12(b) of the Act:
Title of each class None	Name of each exchange on which registered None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.10 par value (Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act	Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes Þ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Aggregate Market Value at June 30, 2006: $31,614,017
Indicate the number of shares outstanding of each of the registrant’s class of common stock, as of the latest practicable date.
Title of Each Class Common Stock, $.10 par value	Number of Shares Outstanding At March 1, 2007 2,815,445
Documents Incorporated By Reference
Selected portions of the Registrant’s definitive proxy material for the 2006 annual meeting of shareholders are incorporated by reference into Part III of the Form 10-K.

EXPLANATORY NOTE

American Physicians Service Group, Inc. is filing this Amendment No. 1 on Form 10-K/A (the “Amendment No. 1”) to its Annual Report on Form 10-K for the year ended December 31, 2006 ( the “2006 Form 10-K”), which was originally filed with the Securities and Exchange Commission on March 30, 2007, solely to correct a typographical error found in a table presenting selected financial data for our managed malpractice insurance exchange, American Physicians Insurance Exchange (“APIE”). This error, which is explained in further detail below, has no effect on any financial data presented in our consolidated financial statements included in the 2006 Form 10-K.

The typographical error is found on page 5 of the original 2006 Form 10-K filing within the selected financial data table for APIE. The line item entitled “Members’ equity”, along with all of the corresponding data within this line item for the years ended December 31, 2006, 2005, 2004 and 2003, was entered in error. This Amendment No. 1 corrects the error with a replacement line item entitled “Statutory surplus” along with the presentation of new, correct data within this line item for the years mentioned above.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 amends Item 1 in its entirety and contains new certifications of our Chief Executive Officer and Chief Financial Officer.

This Amendment No. 1 contains only the item to the original filing that is being amended, and those unaffected parts or exhibits are not included herein. This Amendment No. 1 continues to reflect the financial position of the Company as of the date of the original filing and we have not updated the disclosure contained herein to reflect events that have occurred since the date of the original filing. Accordingly, this Amendment No. 1 should be read in conjunction with our other filings made with the Securities and Exchange Commission.

AMERICAN PHYSICIANS SERVICE GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

References in this report to “we”, “us”, “our”, and the “Company” mean American Physicians Service Group, Inc.

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

Substantially all of our revenue from the insurance services segment was attributable to FMI providing management services to APIE. A reciprocal insurance exchange is an organization that sells insurance only to its subscribers, who may pay, in addition to their annual insurance premiums, a contribution to the exchange’s surplus. These exchanges generally have the need for few, if any paid employees and, instead, enter into a contract with an “attorney-in-fact” that provides all management and administrative services for the exchange. As the attorney-in-fact for APIE, FMI receives a percentage of the earned premiums of APIE, as well as a portion of APIE’s profits. The amount of these premiums can be adversely affected by competition. Substantial underwriting losses, which might result in a curtailment or cessation of operations by APIE, would also adversely affect FMI’s revenue and, accordingly, our revenue. To limit possible underwriting losses, APIE currently reinsures its risk in excess of $250,000 per medical incident. APIE offers medical professional liability insurance for physicians in Texas and Arkansas. FMI’s assets are not subject to any insurance claims by policyholders of APIE. FMI has been APIE’s exclusive manager since APIE’s inception in 1975. The management agreement between FMI and APIE provides for full management by FMI of the affairs of APIE under the direction of APIE’s physician board of directors. Subject to the direction of this board, FMI sells and issues policies, investigates, settles and defends claims, and otherwise manages APIE’s day to day operations. As described below, in consideration for performing its services, FMI receives a management fee based on APIE’s earned premiums (before payment of reinsurance premiums), as well as a portion of APIE’s profits. FMI pays salaries and personnel related expenses, rent and office operations costs, information technology costs and many other operating expenses of APIE. APIE is responsible for the payment of all claims, claims expenses, peer review expenses, directors’ fees and expenses, legal, actuarial and auditing expenses, its taxes, outside agent commissions and certain other specific expenses. Under the management agreement, FMI’s authority to act as manager of APIE is automatically renewed each year unless a majority of the subscribers to APIE elect to terminate the management agreement by reason of an adjudication that FMI has been grossly negligent, has acted in bad faith or with fraudulent intent or has committed willful misfeasance in its management activities. Termination of FMI’s management agreement with APIE would have a material adverse effect on us.

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

On June 5, 2006 we announced plans for a strategic merger with APIE. Both our and APIE’s boards of directors voted to approve the transaction subject to approval by the Texas Department of Insurance, necessary filings with the SEC and the approval of our shareholders and subscriber-policyholders of APIE. The original purchase price was $33 million, comprised of approximately 1.7 million shares of APS common stock to be issued to the policyholders of APIE and the conversion of approximately $10.4 million of APIE obligations into mandatorily redeemable APS preferred stock. On August 24, 2006, we announced that we agreed to an increase in the purchase price of APIE, which was also approved by APIE. The revised purchase price is $39 million; comprised of approximately 2.0 million shares of APS common stock issued to the policyholders of APIE and the conversion of approximately $10.4 million of APIE obligations into mandatorily redeemable APS preferred stock. The preferred stock has a 3% annual dividend and must be redeemed at the rate of not less than $1 million per year until December 31, 2016 at which time it must have been fully redeemed. At a special meeting of shareholders held March 22, 2007, the shareholders of APS approved the issuance of common and preferred shares of APS for the acquisition of APIE. APIE subscribers also approved the transaction on the same day. The acquisition is set to close effective April 1, 2007. As the acquirer, we will account for this transaction consistent with the Statement of Financial Standards No. 141, “Business Combinations”, whereby direct costs of the business combination are capitalized and become part of the total purchase price.

Generally, medical professional liability insurance is offered on either a “claims made” basis or an “occurrence” basis. “Claims made” policies insure physicians only against claims that occur and that are reported during the period covered by the policy. “Occurrence” policies insure physicians against claims based on occurrences during the policy period regardless of when they are reported. APIE offers only a “claims made” policy in Texas and Arkansas, but provides for an extended reporting option upon termination of the policy. APIE reinsures 100% of all Texas and Arkansas coverage risk between $250,000 and $1,000,000 per medical incident, primarily through certain domestic and international insurance companies.

The management agreement with FMI obligates APIE to pay management fees to FMI based on APIE’s earned premiums before payment of reinsurance premiums. The management fee percentage is 13.5% of earned premiums. In addition, any pretax profits of APIE will be shared equally with FMI (profit sharing) so long as the total amount does not exceed 3% of earned premiums. Only after prior year net losses are completely offset can FMI then share equally the profits at APIE. The management agreement with FMI will be terminated upon closing of the merger.

The following table presents selected financial and other data for APIE:

		Years Ended December 31,

	2006	2005	2004	2003

Total revenue	$ 77,331	$ 64,866	$ 69,313	$ 56,148
Earned premiums subject to management fees	65,180	64,135	64,416	51,816
Total assets	176,586	145,128	131,152	102,728
Statutory surplus	45,551	29,789	21,238	15,783
Management fees (including commissions) (1)	8,971	9,031	8,675	7,067
Profit sharing	1,994	2,007	1,929	722
Number of insureds	4,712	3,919	3,623	3,073

(1) This amount includes management fees and commissions paid to FMI and Agency in addition to commissions of $0, $0, $0 and $513 in 2006, 2005, 2004 and 2003, respectively, paid to other carriers directly related to APIE’s controlled

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

Every registered broker/dealer doing business with the public is subject to stringent rules with respect to net capital requirements promulgated by the SEC. These rules, which are designed to measure the financial soundness and liquidity of broker/dealers, specify minimum net capital requirements. As a registered broker/dealer, APS Financial is subject to these rules. Compliance with applicable net capital requirements could limit APS Financial’s operations, such as limiting or prohibiting trading activities that require the use of significant amounts of capital. A significant operating loss or an extraordinary charge against net capital could adversely affect the ability of APS Financial to expand or even maintain our present levels of business. At December 31, 2006, APS Financial was in compliance with all applicable net capital requirements.

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

Asset Management, a registered investment adviser under the Investment Advisers Act of 1940, was formed and registered with the SEC in 1998. We formed Asset Management to manage fixed income and equity assets for institutional and individual clients on a fee basis. Asset Management’s mission is to provide clients with investment results within specific client-determined risk parameters.

Competition

Insurance Services. Substantially all of our revenue from this segment was attributable to FMI providing management services to APIE. Because FMI’s management fee is based on the combined earned premiums and profit of APIE, our revenue can be adversely affected by APIE’s competition. While there is no direct competition with respect to providing management services to APIE, APIE does compete with several insurance carriers, including Medical Protective Insurance Company, Texas Medical Liability Trust, ProAssurance, The Doctors Company and the Texas Medical Liability Insurance Underwriting Association (JUA). These companies are considered APIE’s competitors because they are the companies to whom policyholders who cancel their policies with APIE typically move. APIE competes with these companies on a variety of factors including price, customer service, expertise in claims handling, policy coverage, risk management services and financial strength. In premiums written and asset size, Medical Protective Insurance Company, Texas Medical Liability Trust, ProAssurance and The Doctors Company are significantly larger than APIE. With the successful passing of tort reform legislation in late 2003, additional companies have re-entered the Texas market, resulting in increased competition.

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

The regulations to which APS Financial is subject cover all aspects of the securities business, including sales methods, trade practices among broker/dealers, uses and safekeeping of customers’ funds and securities, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the method of operation and profitability of APS Financial and, accordingly, us. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of APS Financial and/or our officers or employees. The principal purpose of regulation and discipline of broker/dealers is the protection of customers and the securities markets, rather than protection of creditors and shareholders of broker/dealers.

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

Mr. Magids has been our Senior Vice President – Insurance Services since June 2001 and has been President and Chief Operating Officer of FMI since November 1998. Mr. Magids joined us in October 1996. Mr. Magids is a Certified Public Accountant and was with Arthur Andersen LLP from August 1986 until September 1996, most recently as Director of Business Development.

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

Available Information

We file annual, quarterly and current reports, proxy statements, and other documents with the SEC under the Exchange Act. You may read and copy any materials that we file with the SEC at the SEC’s public reference room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website that contains these SEC filings. You can obtain these filings at the SEC’s website at http://www.sec.gov.

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