Form 10-Q
period 2007-03-31
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 2007-05-15
CIK 724024

=============================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED
                                 MARCH 31, 2007

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

Indicate by check mark whether the registrant is a well-known seasoned filer,
as defined by Rule 405 of the Securities Act.  (Check one)   YES [  ]     NO [X]

Indicate by check mark if the registrant is not required to file reoprts
pursuant to Section 13 or Section 15(d) of the Act.          YES [  ]     NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     NUMBER OF SHARES
                                                      OUTSTANDING AT
     TITLE OF EACH CLASS                                MAY 1, 2007
     --------------------                            ----------------
Common Stock, $.10 par value                             4,824,335

=============================================================================

                                     PART 1

                              FINANCIAL INFORMATION

                    AMERICAN PHYSICIANS SERVICE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(In thousands, except per share data)

                                                  Three Months Ended
                                                        March 31,
                                          -------------------------------------
                                               2007                  2006
                                            -----------          -----------
Revenues:
Insurance services                            $3,657                $3,655
Financial services                             5,216                 3,578
                                              -------               ------
  Total revenues                               8,873                 7,233
                                              -------               ------

Expenses (Income):
Insurance services                             3,823                 2,754
Financial services                             4,437                 3,285
General and administrative                       777                   518
Gain on sale of assets                            (5)                    -
                                               ------               ------
   Total expenses                              9,032                 6,557
                                               ------               ------

Operating income (loss)                         (159)                  676
Gain on investments                               84                     7
Loss on impairment of investment                (423)                    -
                                               ------                -----

Income (loss) from operations before
 interest, income taxes and minority
 interest                                       (498)                  683

Interest income                                  334                   197
Other income                                      19                     6
Income tax expense (benefit)                     (49)                  323
Minority interests                                (1)                    1
                                               ------                ------
    Net income (loss)                           ($95)                 $562
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

                       AMERICAN PHYSICIANS SERVICE GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, continued
                                   (Unaudited)


(In thousands, except per share amounts)

                                                        Three Months Ended
                                                             March 31,
                                                      ----------------------
                                                       2007          2006
                                                      ------        ------
Net income (loss) per common share

Basic:
   Net Income (loss)                                 $ (0.03)        $ 0.20
                                                       ======        ======

Diluted:
   Net income (loss)                                 $ (0.03)        $ 0.19
                                                       ======         ======


Basic weighted average shares
    outstanding                                        2,822          2,762
                                                      ======          ======
Diluted weighted average
    shares outstanding                                 2,822          2,909
                                                      ======          ======












The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


(In thousands)

                                                  March 31,        December 31,
                                                    2007               2006
                                                ------------      -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                          $4,827           $4,242
  Cash - restricted                                   6,866            1,880
  Trade receivables, net                                 51                1
  Notes receivable - current                            720              817
  Management fees and other receivables               1,484            2,932
  Deposit with clearing organization                    501              501
  Investment in available-for-sale fixed
    income securities - current                      14,233           14,746

  Net deferred income tax asset                         117              129
  Prepaid expenses and other                            485              686
                                                    -------           ------
      TOTAL CURRENT ASSETS                           29,284           25,934


Notes receivable, less current portion                  279                -
Property and equipment, net                             520              556
Investment in available-for-sale securities:
   Equity                                             3,824            4,403
   Fixed income                                         881            1,890
   Restricted fixed income                            2,498               --
Net deferred income tax asset                         1,844            1,192
Goodwill                                              1,247            1,247
Other assets                                          1,229            1,054
                                                    -------          -------
TOTAL ASSETS                                        $41,606          $36,276
                                                    =======          =======










The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS, continued
                                   (Unaudited)

(In thousands, except share data)

                                                                                      March 31,         December 31,
                                                                                        2007                2006
                                                                                     ----------         -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                      $7,302               $2,228
  Accrued incentive compensation                                                           533                2,279
  Accrued expenses and other liabilities                                                 2,077                1,920
  Federal income tax payable                                                               498                  136
  Deferred gain - current                                                                  258                  124
                                                                                        ------               ------
      Total current liabilities                                                         10,668                6,687
                                                                                        ------               ------
      TOTAL LIABILITIES                                                                 10,668                6,687
                                                                                        ------               ------

Minority interests                                                                          21                   21
Commitments and contingencies

Shareholders' Equity:
  Preferred stock, $1.00 par value, 1,000,000
    shares authorized, none issued or outstanding                                           --                   --
  Preferred stock, Series A redeemable, $1.00 par value,
    10,500 shares authorized, none issued or outstanding                                    --                   --
  Common stock, $0.10 par value, shares authorized 20,000,000;
    2,858,556 and 2,817,746 issued and outstanding
    at 03/31/07 and 12/31/06 respectively                                                  286                  282
  Additional paid-in capital                                                             9,432                7,944
  Retained earnings                                                                     21,016               21,111
  Accumulated other comprehensive income,
     net of taxes                                                                          183                  231
                                                                                       -------              -------
      TOTAL SHAREHOLDERS' EQUITY                                                        30,917               29,568
                                                                                       -------              -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $41,606              $36,276
                                                                                       =======              =======






The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                            Three Months Ended March 31,
                                                                                               2007                2006
                                                                                            -------              -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                       $ (95)               $ 562

     Adjustments to reconcile net income (loss) to cash
        provided by operating activities:
           Depreciation and amortization                                                        86                  106
           Extinguishment of debt and other                                                     77                  108
           Common stock awarded                                                                915                  102
           Deferred compensation                                                               540                   23
           Gain on sale of assets                                                               (5)                   -
           Deferred gain on sale of building                                                     -                 (141)
           Gain on investment                                                                   (9)                  (7)
           Impairment of investment                                                            423                    -
           Excess tax benefits from stock-based compensation                                   (71)                   -
           Deferred income tax                                                                (640)                 139
     Changes in operating assets and liabilities:
           Trade receivables                                                                   (50)                (275)
           Trading account securities                                                            -                  (90)
           Income tax payable                                                                  433                  (63)
           Management fees & other receivables                                               1,448                2,201
           Prepaid expenses & other assets                                                     126                 (344)
           Deferred income                                                                     139                    -
           Trade payables                                                                       88                  115
           Other long-term assets                                                             (198)                   -
           Accrued expenses & other liabilities                                             (1,612)                (604)
                                                                                            ------               ------
              Net cash provided by operating activities                                      1,595                1,832

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Capital expenditures                                                                      (29)                 (57)
     Proceeds from the sale of available-for-sale equity
        and fixed income securities                                                          6,590                2,741
     Purchase of available-for-sale equity securities                                       (7,426)              (3,987)
     Funds loaned to others                                                                   (275)                (243)
     Collection of notes receivable                                                             16                   10
                                                                                            ------               ------
              Net cash used in  investing activities                                        (1,124)              (1,536)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
     Exercise of stock options                                                                  80                   64
     Purchase and cancellation of treasury stock                                               (37)                (577)
     Excess tax benefits from stock-based compensation                                          71                    3
                                                                                            ------               ------
              Net cash provided by (used in) financing activities                              114                 (510)
                                                                                            ------               ------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                        585                 (214)

Cash and cash equivalents at beginning of period                                             4,242                6,680
                                                                                            ------               ------
Cash and cash equivalents at end of period                                                 $ 4,827              $ 6,466
                                                                                           =======              =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                                   (Unaudited)


 (in thousands)                               Three Months Ended March 31,
                                               2007                 2006
                                             -------              -------
Supplemental information:
     Cash paid for taxes                      $ 140                 $ 90















The accompanying notes are an integral part of these condensed consolidated financial statements.

                       AMERICAN PHYSICIANS SERVICE GROUP, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
                           COMPREHENSIVE INCOME (LOSS)
                    For the three months ended March 31, 2007
                                   (Unaudited)

(In thousands)

                                                                                             Accumulated
                                                Additional                                      Other                       Total
                                      Common     Paid-In      Retained    Comprehensive     Comprehensive   Treasury   Shareholders'
                                      Stock      Capital      Earnings    Income (loss)     Income (loss)     Stock          Equity
                                    ------------------------------------------------------------------------------------------------
Balance December 31, 2006              $ 282     $ 7,944      $ 21,111          $  --          $ 231           $ --        $ 29,568
                                    ------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income (loss)                      --           --           (95)         (95)              --             --             (95)
  Other comprehensive income:
    Unrealized loss on  securities,
    net of taxes of $(25)                --           --            --          (48)              (48)            --            (48)
                                                                               ------
Comprehensive income:                    --           --            --         $(143)              --             --             --
                                                                               ======
Stock options exercised                   1           79            --             --              --             --             80
Stock options expensed                   --          915            --             --              --             --            915
Tax benefit from exercise
  of stock options                       --           71            --             --              --             --             71
Treasury stock purchases                 --           --            --             --              --             (37)          (37)
Cancelled treasury stock                 --          (37)           --             --              --              37            --
Stock awarded                             3          460            --             --              --             --            463
                                    ------------------------------------------------------------------------------------------------
Balance March 31, 2007                $ 286      $ 9,432       $21,016           $ --           $ 183           $ --       $ 30,917
                                    ================================================================================================







The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMERICAN PHYSICIANS SERVICE GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)


1.  GENERAL

         The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements as of and for the three month period ended March 31, 2007 and 2006 reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Such adjustments consist of only items of a normal recurring nature. These consolidated financial statements have not been audited by our independent registered public accounting firm. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

         The notes to consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities Exchange Commission should be read in conjunction with this Quarterly Report on Form 10-Q. There have been no significant changes in the information reported in those notes other than from normal business activities.


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

4.  GAIN ON INVESTMENTS

         The gain in 2007 represents the receipt of cash in payment for a note that had been written off as uncollectible in 2005 together with a gain of approximately $9,000 on the sale of an available-for-sale equity security. The gain in 2006 represents a small gain on the sale of an available-for-sale fixed income security.

5.  LOSS ON IMPAIRMENT OF INVESTMENT

         The loss recorded in the first quarter of 2007 represents a write-down of our investment in Financial Industries ("FIC") common stock, having previously resolved that declines in FIC's stock price will be considered to be "other than temporary" as defined in Statements of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, as amended. Our policy in regards to our investment in FIC is that we will record pretax charges to earnings should the common stock price on the last day of each interim or annual period fall below the adjusted cost basis of our investment in FIC. In the first three months of 2007, that charge totaled $423,000, calculated by multiplying the total number of FIC shares we own (385,000) by the change in our adjusted basis in FIC common stock at December 31, 2006 ($7.60 per share) and its fair market value at March 31, 2007 ($6.50 per share). While we continue to have the ability and the intent to hold the stock indefinitely, we concluded that the additional uncertainty created by FIC's late SEC filings, together with the lack of its current financial information, dictated that the current quarter decline should be viewed as other than temporary. We will continue to monitor and evaluate the situation at FIC.

6.  CASH - RESTRICTED

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



7.  RESTRICTED AVAILABLE-FOR-SALE FIXED INCOME SECURITIES

         As a result of the merger between us and American Physicians Insurance Exchange ("APIE"), the Texas Department of Insurance required that funds be set aside in an escrow account with a bank to remain until the aggregate remaining redemption obligation of our Series A redeemable preferred stock is less than the amount of the escrow balance, with no withdrawals to be made from this escrow account without prior approval from the Texas Department of Insurance. Accordingly, in March 2007 we set up an escrow account funded by the purchase of a fixed income security in the amount of $2,498,000 paying 5% interest and maturing in March 2008.

8.  INVESTMENT IN AVAILABLE-FOR-SALE EQUITY SECURITIES

         A portion of this balance sheet account is comprised of our investment in FIC common stock. As mentioned in Note 5 above, during the three months ended March 31, 2007, we recognized "other than temporary" impairment losses and, accordingly, our cost basis in the 385,000 shares of FIC common stock we own has been reduced from $7.60 per share at December 31, 2006 to $6.50 per share at March 31, 2007. The effect of any "other than temporary" impairment loss is to reclassify from accumulated other comprehensive income (loss) the unrealized loss to realized loss in the statement of operations. We classify all of these shares as securities available-for-sale and record temporary unrealized changes in their value, net of tax, in our balance sheet as part of Accumulated Other Comprehensive Income (Loss) in Stockholders' Equity. Changes in their fair market value deemed to be "other than temporary" are charged to earnings in the period that the determination was made. No impairment charges were necessary for the three month period ended March 31, 2006.

9.  INVESTMENT IN AVAILABLE-FOR-SALE FIXED INCOME SECURITIES

         We have invested primarily in U.S. government-backed securities with maturities varying from one to two years, as well as three corporate bonds with Standard and Poor's ratings of no lower than B (investment grade).

10.  OTHER LONG TERM ASSETS

         In April 2007 we completed a strategic merger with our medical malpractice partner, APIE. The merger took effect on April 1, 2007. Until then, we accounted for this transaction consistent with Statement of Financial Standards No. 141, Business Combinations, whereby direct costs of the business combination are capitalized and become part of the total purchase price. As of March 31, 2007, we had capitalized a total of $931,000, comprised primarily of legal, accounting, auditing and tax consulting fees incurred by us related to this transaction.


11.  ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consists of the following:

                                       March 31,               December 31,
                                         2007                      2006
                                      ----------               ------------
Commissions payable                  $ 1,624,000               $ 1,239,000
Taxes payable                            154,000                   161,000
Vacation                                 170,000                   170,000
401(k) plan matching                      79,000                   213,000
Other accrued liabilities                 50,000                   137,000
                                      ----------                ----------
                                     $ 2,077,000               $ 1,920,000
                                      ==========                ==========

12.   NET INCOME (LOSS) PER SHARE

         Basic income (loss) per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted income (loss) per share reflects dilution from all contingently issuable shares, such as options and convertible debt. A reconciliation of income and weighted average shares outstanding used in the calculation of basic and diluted income (loss) per share from operations follows:


                                     For the Three Months Ended March 31, 2007
                                   -------------------------------------------
                                      Income           Shares         Per Share
                                    (Numerator)     (Denominator)       Amount
                                    ----------       -----------      ---------
Basic EPS
  Net loss                          $ (95,000)         2,822,000       $ (0.03)
                                                                        ======

Diluted EPS
  Effect of dilutive securities            --                --
                                     ---------         --------

  Net loss                          $ (95,000)         2,822,000       $ (0.03)
                                    ==========         =========        ======




                                     For the Three Months Ended March 31, 2006
                                    -------------------------------------------
                                      Income           Shares         Per Share
                                    (Numerator)     (Denominator)       Amount

Basic EPS
  Net income                        $  562,000         2,762,000       $ 0.20
                                                                       ======

Diluted EPS
  Effect of dilutive securities             --           147,000
                                      --------         ---------

  Net income                        $  562,000         2,909,000       $ 0.19
                                    ==========         =========       ======

13.    SEGMENT INFORMATION

The Company's segments are distinct by type of service provided. Comparative financial data for the three month period ended March 31, 2007 and 2006 are shown as follows:


                                                   Three Months Ended March 31,
                                                    2007              2006
                                                  ---------        -----------
Operating Revenue:
   Insurance services                            $ 3,657,000       $ 3,655,000
   Financial services                              5,216,000         3,578,000
   Corporate                                              --         2,100,000
                                                  ----------        ----------
Total Segment Revenues                           $ 8,873,000       $ 9,333,000
                                                  ==========        ==========

Reconciliation to Consolidated
  Statement of Operations:
    Total segment revenues                       $ 8,873,000       $ 9,333,000
    Less: Intercompany dividends                          --        (2,100,000)
                                                  ----------        ----------
          Total Revenues                         $ 8,873,000       $ 7,233,000
                                                  ==========        ==========

Operating Income (Loss)
 Insurance services                               $ (166,000)        $ 901,000
 Financial services                                  779,000           293,000
 Corporate                                          (772,000)         (518,000)
                                                   ---------         ---------
Total segments operating income (loss)              (159,000)          676,000

Gain on  investments                                  84,000             7,000
Loss on impairment of investment                    (423,000)               --
                                                    --------         ---------

Income (loss) from operations before interest,
  income taxes and minority interest                (498,000)          683,000

Interest income                                      334,000           197,000
Other gain                                            19,000             6,000
Income tax expense (benefit)                         (49,000)          323,000
Minority interest                                         (1)                1
                                                    --------           -------
Net income (loss)                                  $ (95,000)        $ 562,000
                                                    ========          ========

14.    STOCK-BASED COMPENSATION


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

       On January 1, 2006 we adopted SFAS No. 123R. We use the Black-Scholes-Merton option-pricing model to determine the fair value of stock-based awards, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. SFAS No. 123R requires that stock-based compensation be recorded for all new and unvested stock options expected to vest as the requisite service is rendered beginning January 1, 2006, the first day of our 2006 fiscal year. Stock-based compensation expense for awards granted on or before December 31, 2005, but unvested as of that date, is based on the grant date fair value as determined under the pro forma provisions of SFAS No. 123. For the three months ended March 31, 2007 we recorded compensation cost related to stock options of $915,000 and a related reduction in income taxes of $311,000. The compensation cost is the total fair value, at date of grant, of shares that vested during the three month period. No compensation costs were capitalized in the three month period ended March 31, 2007.

       During the three month period ended March 31, 2007, 17,000 options were exercised with an intrinsic value of $209,000. We received proceeds of $80,000 from the exercise of these options during the three month period ended March 31, 2007. Based on unvested options outstanding at March 31, 2007 compensation costs to be recorded in future periods are expected to be recognized as follows: 2007, $299,000; 2008, $399,000; 2009, $170,000 and 2010, $14,000.

       We have adopted, with shareholder approval, the "2005 Incentive and Non-Qualified Stock Option Plan" ("Incentive Plan"). The Incentive Plan provides for the issuance of up to 650,000 shares of common stock to our directors and key employees. A total of 498,000 of these options have been granted as of March 31, 2007 and 152,000 are available for grants. Of those granted, 6,000 shares have been exercised, 285,000 options are exercisable and 207,000 are not yet exercisable. The previous plan, the "1995 Incentive and Non-Qualified Stock Option Plan", provided for the issuance of 1,600,000 shares of common stock to our directors and key employees. All of the approved options have been granted as of March 31, 2007, 1,173,000 shares have been exercised, 268,000 shares are exercisable and 159,000 options have been cancelled. Upon the exercise of an option we issue the shares from our authorized, but un-issued shares.

       The exercise price for each non-qualified option share is determined by the Compensation Committee of the Board of Directors ("the Committee"). The exercise price of a qualified incentive stock option has to be at least 100% of the fair market value of such shares on the date of grant of the option. We made an exception to this pricing policy on the recent grants to our new advisory board members, as the price had been contractually agreed upon before the grant date. Under the Plans, option grants are limited to a maximum of ten-year terms; however, the Committee has issued all currently outstanding grants with five-year terms. The Committee also determines vesting for each option grant, traditionally vested over two years beginning one year from the date of grant for directors and vested over three years beginning one year from the date of grant for non-director employees.


       Presented below is a summary of the stock options held by our employees and our directors and the related transactions for the three months ended March 31, 2007.


                                       Three Months Ended
                                           March 31,
                                  ---------------------------
                                            2007
                                  ---------------------------
                                                   Weighted
                                                   Average
                                                   Exercise
                                   Shares           Price
                                  ---------       ---------

Balance at Beg.of Period            467,000          $9.96
Options granted                     310,000          15.73
Options exercised                   (17,000)          4.86
Options forfeited/expired                --             --
                                   --------
Balance at end of period            760,000         $12.42
                                   ========
Options exercisable                 553,000         $10.74
                                   ========


         The weighted average grant date fair value of Company stock options granted is $5.23 per option for the three months ended March 31, 2007. The fair value of the options was calculated using the Black-Scholes-Merton option pricing model with the following assumptions:


                                                 Three months
                                                    ended
                                                March 31, 2007
                                               ---------------
         Expected option term                      3.7 years
         Expected volatility                      31.9%
         Expected dividend yield                   1.73%
         Risk-free rate of return                  4.42%


The expected volatility assumptions we used are based on the historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options, such estimated life being based on the historical experience of our stock option exercises. The following table summarizes the Company's options outstanding and exercisable options at March 31, 2007:


                      Stock Options Outstanding                                    Stock Options Exercisable
     -------------------------------------------------------------     --------------------------------------------------------
                        Weighted                     Average                       Weighted                        Average
                        Average      Aggregate      Remaining                       Average       Aggregate       Remaining
                       Exercise      Intrinsic      Contractual                    Exercise       Intrinsic      Contractual
       Shares            Price        Value (1)         Life            Shares       Price         Value (1)        Life
       -------         --------      ---------       --------           ------      -------       ---------         -----

     760,000            $12.42      $3,964,000       3.6 yrs.           553,000        $10.74     $3,815,000        3.1 yrs.


(1) Based on the $17.64 closing price of our stock at March 31, 2007.



15.      SUBSEQUENT EVENTS

         ACQUISTION OF APIE

         On April 1, 2007, we acquired all of the issued and outstanding stock of American Physicians Insurance Company ("API"), the stock company formed as a result of the demutualization of APIE, in a business combination which will be accounted for using the purchase method of accounting. The acquisition was done for the purpose of increasing shareholder value through greater financial strength and increased growth potential. Combining the revenues, assets and equity of the two entities should make us more visible in the public markets, increase our borrowing, buying, marketing and recruitment power, and enhance our ability to compete in a consolidating industry. Results of operations of API will be included with those of the Company commencing as of the acquisition date. The total purchase price was $45,140,000 and consisted of consideration of $35,000 in cash and 1,982,499 shares of the Company's common stock, valued at a per share price of $17.64, or $34,961,000 in aggregate, 10,197.95 shares of preferred stock valued at $9,179,000, plus costs to complete the acquisition of $965,000.

         The foregoing purchase price allocation is of a preliminary nature and will be finalized upon the analysis of all relevant information related to the net assets acquired.

         During the first quarter of 2007, we earned fees totaling $3,718,000 from APIE.

The purchase price will be allocated to the balance sheet of API as follows:

(In thousands)

ASSETS                                                               3-31-07
                                                                    ----------
 Investments:
   Fixed maturities available for sale, at fair value               $145,354
   Equities securities, at fair value                                  6,851
   Short-term investments                                                177
   Other invested assets                                               1,671
                                                                    --------
      Total investments                                              154,053

 Cash and cash equivalents                                             9,910
 Accrued investment income                                               793
 Premium, maintenance fees and receivables                            14,647
 Other amounts receivable under reinsurance contracts                  1,373
 Reinsurance recoverables on paid & unpaid loss and
    loss adjustment expenses                                          26,950
 Prepaid reinsurance premiums                                            311
 Deferred policy acquisition costs                                     2,404
 Deferred tax asset                                                    4,807
 Subrogation recoverables                                                412
 Other assets                                                            358
                                                                    --------
     Total                                                          $216,018
                                                                    ========


LIABILITIES AND SHAREHOLDERS' EQUITY                                 3-31-07
                                                                   ----------
Liabilities:
 Reserve for losses and loss adjustment expenses                    $116,227
 Unearned premiums and maintenance fees                               36,516
 Reinsurance premiums payable                                            253
 Funds held under reinsurance treaties                                11,112
 Amounts withheld or retained by the Exchange                          1,360
 Federal income taxes payable                                          2,263
 Other liabilities                                                     3,147
                                                                   ---------
    Total Liabilities                                                170,878

    Purchase Price                                                    45,140
                                                                   ---------

    Total                                                           216,018
                                                                   =========

         STOCK DIVIDENDS/REDEMPTIONS

         COMMON: On May 8, 2007, our board of directors declared a cash dividend on our common stock of $0.30 to holders of record as of May 18, 2007. In 2006, 2005 and 2004, we declared cash dividends on our common stock of $0.30, $0.25 and $0.20, respectively, per share of common stock resulting in total dividend payments of approximately $838,000, $671,000 and $518,000, respectively. Prior to 2004, we had never declared or paid any cash dividends on our common stock. Our policy has been to retain our earnings to finance growth and development. The declaration and payment of any future dividends on our common stock is at the sole discretion of our board of directors, subject to our financial condition, capital requirements, future prospects and other factors deemed relevant.

         PREFERRED: On May 8, 2007, our board declared its intention to make a payment to redeem, ratably, $1 million of our Series A redeemable preferred stock, together with the required cash dividend equal to 3% per annum of the outstanding redemption value of the Series A redeemable preferred stock, to holders of record as of May 18, 2007.



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

GENERAL. We provide (1) insurance services, including management and agency services to APIE, and (2) financial services, including brokerage and investment services to individuals and institutions.

INSURANCE SERVICES. Through Insurance Services we provide management and agency services to APIE through a wholly owned subsidiary:

         APS Facilities Management, Inc., dba APMC Insurance Services, Inc., or FMI. FMI provides management and administrative services to APIE, a regional insurance exchange that sells medical professional liability insurance only to its physician subscribers, who pay annual insurance premiums and maintenance fees to APIE. APIE is governed by a physician board of directors. Pursuant to a management agreement and the direction of this board, FMI manages and operates APIE, including performing policy issuance, claims investigation and settlement, and all other management and operational functions. As a management fee, FMI receives a percentage of APIE's earned premiums and a portion of APIE's profit, subject to a cap based on premium levels. We recognize revenues for the management fee portion based on a percentage of earned premium on a monthly basis, and we recognize revenues on profit sharing in the fourth quarter, when it is certain the managed company will have an annual profit. FMI's assets are not subject to APIE policyholder claims. Effective with the acquisition of APIE on April 1, 2007 as discussed below, management fees will no longer be collected.

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

   o APS CAPITAL. APS Capital is dedicated to the clearing and settlement of trades involving syndicated bank loans, trade claims and distressed private loan portfolios. We seek to develop business with clients who trade in the high-yield bond market. We recognize commissions revenue, and the related compensation expense, when the transaction is complete and fully funded.

   o ASSET MANAGEMENT. Asset Management, a registered investment adviser under the Investment Advisers Act of 1940, manages fixed income and equity assets for institutional and individual clients on a fee basis. We recognize fee revenues monthly based on the amount of funds under management.

OTHER. As of March 31, 2007, we owned 385,000 shares of FIC, representing approximately 4% of its outstanding common stock. FIC is also considered a related party as a result of our Chairman/CEO also being a member of the Board of Directors of FIC. We account for this investment as an available-for-sale security, which means it is reflected on our consolidated balance sheets at fair value, and fluctuations in fair value are recognized as unrealized gains or losses excluded from earnings and reported as a separate component of stockholders' equity, net of income taxes. An exception to this accounting policy would be if an available-for-sale security incurs a loss that is deemed to be other-than-temporary as described in Note 8 to this Form 10-Q.

ACQUISITION. On April 1, 2007, we acquired all of the issued and outstanding stock of American Physicians Insurance Company, the stock company formed as a result of the demutualization of APIE, in a business combination which will be accounted for using the purchase method of accounting. The acquisition was done for the purpose of increasing shareholder value through greater financial strength and increased growth potential. The total purchase price was $ 44,439,000 and consisted of consideration of $ 35,000 in cash and 1,982,499 shares of the Company's common stock, valued at a per share price of $ 17.28, or $ 34,260,000 in aggregate, 10,197.95 shares of preferred stock valued at $9,179,000, plus costs to complete the acquisition of $ 965,000. Though we cannot comment on the merger's impact upon future earnings, historical proforma financial statements of the consolidated entities show this transaction to be accretive to earnings with more than $80 million in annual revenues, total assets of over $200 million and equity in excess of $50 million.

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

         Our insurance service revenues related to management fees are recognized monthly at 13.5% of the earned premiums of the managed company. We also share equally any profits of the managed company, to a maximum of 3% of the earned insurance premiums. Any past losses of the managed company are carried forward and applied against earnings before any profits are shared. The profit sharing component has historically been recorded in the fourth quarter based on the audited financial results of the managed company. Since, the management contract ended March 31, 2007, we recognized the quarter's profit sharing in March, based on our ability to fully determine the profit sharing base.

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

        At March 31, 2007, we have several stock-based compensation plans, which are described more fully in Notes 12 and 13 to the audited consolidated financial statements contained in our most recently filed Annual Report on Form 10-K. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement principles of APB No. 25, under which stock-based employee compensation cost was not reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 123, as amended by SFAS No. 148, the Company provided footnote disclosure of the pro forma stock-based compensation cost, net loss and net loss per share as if the fair-value based method of expense recognition and measurement prescribed by SFAS No. 123 had been applied to all employee options.

RESULTS OF OPERATIONS

REVENUES

     Revenues from operations increased $1,640,000 (23%) to $8,873,000 from $7,233,000 in the three months ended March 31, 2007 compared to the same period in 2006. Our operating income decreased $835,000 (124%) to a loss of $159,000 from a profit of 676,000 in the current year three months compared to the same period in 2006. Our net income decreased $657,000 (117%) to a loss of $95,000 from a profit of $562,000 in the current year three months, compared to the same period in 2006. Lastly, our diluted net income per share decreased $0.22 to a loss of $0.03 per share from a profit of $0.19 per share in the current year three months compared to the same period in 2006. The reasons for these changes are described below.

INSURANCE SERVICES. Total revenues from our insurance services segment were virtually unchanged in the three month period ended March 31, 2007 compared to the same period in 2006, increasing approximately $2,000 to $3,657,000 from $3,655,000. The individual components of total revenues did, however, vary significantly. As a result of the merger between APIE and us, effective April 1, 2007, we earned and recorded contingent management fees through March 31, 2007. Prior to the merger, we historically recognized a full year's contingent management fee in the fourth quarter of each year for this profit sharing component of management fees. With the merger, we recorded approximately $496,000 for the three months ended March 31, 2007 compared to zero during the same period in 2006. Since the management contract ended March 31, 2007, we recognized the quarter's profit sharing in March, based on our ability to fully determine the profit sharing base. Basic management fees were down $138,000 (6%) to $2,233,000 from 2,371,000 in the three months ended March 31, 2007 compared to the same period in 2006 as a result of $1.2 million lower earned premiums for APIE over this same period. Earned premiums were $17.5 million for the three months ended March 31, 2007 compared to $16.3 million for the same period in 2006. The decrease in earned premiums for APIE was the result of lower written premiums of $4.0 million (23%) to $13.5 million from $17.5 million for the three months ended March 31, 2007 as compared to the same period in 2006. This decrease in written premiums was primarily due to increased competition and premium rate decreases. Of the $4.0 million in lower written premiums for the current quarter as compared to the same period in 2006, new business written premiums for APIE decreased $3.7 million (91%) and renewal premiums decreased $405,000 (3%), respectively. The decline in renewal premiums was primarily the result of continued rate pressure created by increased competition, which caused renewal rates to decline an average of 18% for the quarter ending March 31, 2007 as compared to the same period in 2006. While rate decreases and increased competition continue to create downward pressure on written and earned premiums for APIE, the exchange increased overall policyholder headcount by 1.5% to 4,775 from 4,712 for the current quarter, driven predominately by headcount retention on renewal business which was in excess of 90% and the addition of new business in the current quarter. Pass through commission income was down $287,000 (23%) to $989,000 from $1,277,000 in the current quarter compared to the same period in 2006 as a result of the above discussed decrease in premiums written for APIE. As noted in the following paragraph, commissions paid to third party independent agents decreased by an equivalent amount, resulting in no impact on net income.

         Insurance services expenses increased $1,069,000 (39%) to $3,823,000 from $2,754,000 in the three months ended March 31, 2007 compared to the same period in 2006. The current quarter increase was primarily due to an expense recognized for the fully-vested stock options awarded to the former board members of APIE pursuant to the terms of the merger agreement between APIE and us. The cost recognized during the current quarter for these stock options amounted to approximately $891,000. In addition, deferred compensation awards totaling approximately $260,000 were granted during the current quarter to certain individuals as additional incentive for their individual efforts in effectuating the merger. In addition, payroll and professional fees were higher in the first quarter of 2007 compared to the same period in 2006. Payroll increased $89,000 (11%) to $925,000 from $836,000 due to regular annual employee merit raises as well as the hiring of additional personnel. Professional fees were $65,000 (107%) higher in 2007 to $126,000 from $61,000 due primarily to consulting fees related to the selection of new policy and claims software for our newly acquired subsidiary. Partially offsetting these increases is the previously discussed decrease in commissions paid to third party independent agents. These pass through commission expenses declined $287,000 (23%) to $989,000 from $1,277,000 during the first quarter of 2007 compared to the same period in 2006.

         FINANCIAL SERVICES. Our financial services revenue increased $1,638,000 (46%) to $5,216,000 from $3,578,000 in the first three months of 2007 compared to the same period in 2006. APS Financial, our broker/dealer subsidiary, derives most of its revenue from transactions in the fixed income market, in both investment and non-investment grade securities. Commission revenue at APS Financial was up by $2,013,100 (78%) to $4,595,000 from $2,582,000 reflecting an increase in the general trading activity of debt securities as well as some specific trading that resulted from customer profit taking of prior positions. These broker/dealer commission revenues were up despite the closure of our Houston office which had accounted for $470,000 in commissions in the first quarter of 2006. This revenue gain was partially offset by an aggregate $375,000 (38%) decrease in revenues, to $621,000 from $996,000, from other operations, including investment banking and bank debt / trade claim transactions, which was largely the result from timing of the closing of various investment banking placements. The environment for trading in both investment grade and non-investment grade securities remains difficult due to various factors including low level of interest rates combined with low volatility, a flat treasury curve, low corporate default rates and price transparency.

         Our financial services expenses increased $1,152,000 (35%) to $4,437,000 from $3,285,000 in the three months ended March 31, 2007 compared to the same period in 2006. The primary reason for the current year increase is a $1,002,000 (51%) increase to $2,985,000 from $1,983,000 in commission expense in the current year three month period compared to the same period in 2006 resulting from commissions paid on increased commission revenues earned. In addition, incentive compensation expense increased $171,000 (346%) to $221,000 from $50,000 in the current quarter as a result of an $840,000 (257%) increase to $1,166,000 from $326,000 in pre-tax earnings net of incentive compensation expense. Finally, stock option expense in the current three months totaled $46,000 in 2007 compared to zero in the same three months in 2006. Partially offsetting these increases in expenses are decreases in payroll, benefits and rent. Payroll was down $55,000 (10%) to $483,000 from $537,000, employee benefits was down $38,000 (13%) to $256,000 from $295,000 and rent was down $22,000 (40%) to $33,000 from $56,000 in the three months ended March 31, 2007 compared to the same period in 2006 as a result of the decision made in the third quarter of 2006 to close the Houston office and consolidate trading into our Austin, Texas office.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $259,000 (50%) to $777,000 from $518,000 in the three month period ended March 31, 2007 compared to the same period in 2006. The increase is due in part to deferred compensation awards resulting primarily from the recruitment and hiring during the quarter of our new company president and chief operating officer, Tim LaFrey. The cost associated with these deferred shares in the current quarter totaled $162,000. In addition, board fees increased $28,000 (69%) to $70,000 from $42,000 in the current quarter as a result of additional board meetings held in 2007 to primarily discuss and prepare for the merger. Lastly, professional fees increased $19,000 (172%) to $30,000 from $11,000 in the current quarter as a result of accruals for the independent audit of our internal controls to comply with the Sarbanes-Oxley Act of 2002.

         GAIN ON INVESTMENTS. The gain in 2007 primarily represents the receipt of cash in payment for a note that had been written off as uncollectible in 2005. In addition, a gain of approximately $9,000 was recorded resulting from the sale of shares of available-for-sale equity securities. The gain in 2006 represents a small gain on the sale of an available-for-sale fixed income security.

       LOSS ON IMPAIRMENT OF INVESTMENT. The loss recorded in the first quarter of 2007 represents a write-down of our investment in Financial Industries Corporation, or FIC, common stock, having previously resolved that declines in FIC's stock price will be considered to be "other than temporary". Our policy in regards to our investment in FIC is that we will record pretax charges to earnings should the common stock price on the last day of each interim or annual period fall below the adjusted cost basis of our investment in FIC. In the first three months of 2007, that charge totaled approximately $423,000, calculated by multiplying the total number of FIC shares we own (385,000) by the change in our adjusted basis in FIC common stock at December 31, 2006 ($7.60 per share) and its fair market value at March 31, 2007 ($6.50 per share). FIC is also considered a related party as a result of our Chairman/CEO also being a member of the Board of Directors of FIC. We will continue to monitor and evaluate the situation at Financial Industries.

       INTEREST INCOME. Our interest income increased $137,000 (70%) to $334,000 from 197,000 in the three month period ended March 31, 2007 compared to the same period in 2006. The current year three month increase was primarily due to higher rates as well as a much higher balance of interest-bearing fixed income securities. At March 31, 2007 there was a balance in investment securities held of $17.6 million compared to a balance of $14.5 million held at March 31, 2006. In addition, in the current quarter we received interest on a loan that had been defaulted upon during 2006 totaling $23,900.

       OTHER INCOME. Our other income increased $13,000 (217%) to $19,000 from $6,000 for the three month period ended March 31, 2007 compared to the same period in 2006. The increase in the current year three month period is due in part to small inventory gains on securities held at APS Financial in 2007 compared to small inventory losses in 2006.

       MINORITY INTEREST. For the three months ended March 31, 2007 and 2006, minority interest represents a 3% interest in Asset Management, a subsidiary within our financial services segment, owned by key individuals within Asset Management.

       CASH FLOWS. Our total cash and cash equivalents balance at March 31, 2007 increased $585,000 (14%) to $4,827,000 from $4,242,000 in the current year as cash provided by operating and financing activities more than offset by net cash used in investing activities. Our cash flows provided from operating activities totaled $1,595,000 for the current quarter due in part to cash received from APIE for 2006 profit sharing ($2.0 million) that was recorded in 2006. Partially offsetting this was cash paid in the current quarter for incentive compensation earned and accrued in 2006 ($2.2 million). Our cash flows used in investing activities totaled $1,124,000 in the first three months of 2007 primarily as a result of purchases of available-for-sale fixed income securities in excess of proceeds from their sale. Our cash provided by financing activities totaled $114,000 in the first quarter of 2007 primarily as a result of cash received from the exercise of stock options. For details of the amounts described above, refer to the Condensed Consolidated Statements of Cash Flows on page 7 of this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

         WORKING CAPITAL. Our net working capital was $18,616,000 and $19,247,000 at March 31, 2007 and December 31, 2006, respectively. The decrease in the current year was due primarily to the purchase of a restricted available for sale fixed income security that will be held in escrow as part of the terms of the merger required by the Texas Department of Insurance. These funds are to remain in escrow until the aggregate remaining redemption obligation of our Series A redeemable preferred stock is less than the amount of the escrow balance. As this is not likely to occur within the next twelve months, the $2.5 million security is classified as long-term, thus reducing working capital.

         Historically, we have maintained a strong working capital position and, as a result, we have been able to satisfy our operational and capital expenditure requirements with cash generated from our operating and investing activities. These same sources of funds have also allowed us to pursue investment and expansion opportunities consistent with our growth plans. Although there can be no assurance our operating activities will provide positive cash flow in 2007, we are optimistic that our working capital requirements will be met for the foreseeable future for the following reasons:
(1) our current cash position is very strong, with a balance of approximately $4.8 million comprising 12 percent of our total assets; (2) our investments in available-for-sale equity and fixed income securities could provide an additional $18.9 million should the need arise; and (3) we renewed a line of credit effective April 2007 that is described below.

     LINE OF CREDIT. We renewed a $3 million line of credit that was originally established in November 2003 with PlainsCapital Bank. The loan calls for interest payments only to be made on any amount drawn until April 15, 2008, when the entire amount of the note, principal and interest then remaining unpaid, became due and payable. At March 31, 2007, there have never been any draws taken against this line of credit. We are in compliance with the covenants of the loan agreement, including requirements for a minimum of $5 million of unencumbered liquidity and a minimum 2 to 1 net worth ratio.

     CAPITAL EXPENDITURES. Our capital expenditures for equipment were $44,000 in the three months of 2007. The majority of these expenditures were primarily hardware and software upgrades to our computer network. We expect capital expenditures in 2007 to be approximately $1,600,000, the majority of which will be spent in the latter half of 2007 for the installation of new policy and claims administration hardware and software. All capital expenditures are expected to be funded through cash on hand.

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

       In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 (FIN 48), which we adopted on January 1, 2007. FIN 48 clarifies the accounting for income tax uncertainties. The company has developed and implemented a process based on the guidelines of FIN 48 to ensure that uncertain tax positions are identified, analyzed and properly reported in the company's financial statements in accordance with SFAS 109. Based on all known facts and circumstances and current tax law, the company believes that the total amount of unrecognized tax benefits as of January 1, and April 1, 2007, is not material to its results of operations, financial condition or cash flows. The company also believes that the total amount of unrecognized tax benefits as of January 1, and March 31, 2007, if recognized, would not have a material effect on its effective tax rate. The company further believes that there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the company's results of operations, financial condition or cash flows.

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

       In February, 2007 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 159, "Accounting for The Fair Value Option for Financial Assets and Financial Liabilities" an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We do not expect the adoption of this standard to have a material effect on our financial position, results of operations or cash flows.

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK

         We have exposure to changes in interest rates and the market values of our investments but have no material exposure to fluctuations in foreign currency.

         INTEREST RATE RISK. Our exposure to market risk for changes in interest rates relates to both our investment portfolio and our revenues generated through commissions at our financial services segment. A one percent change in interest rates on our current cash and fixed income securities balance of approximately $22.4 million would result in a change of approximately $224,000 annually in interest income. All of our marketable fixed income securities are designated as available-for-sale and, accordingly, are presented at fair value on our balance sheets. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

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

          INVESTMENT RISK. As of March 31, 2007, our recorded basis in debt and equity securities was approximately $21.4 million. We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that such declines in the fair value of such assets below our accounting basis are other-than-temporary.


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



Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Items 2(a) through(d) are inapplicable.

         (e)  Stock Repurchases



                                                                                                          (d) Maximum
                                                                               (c) Total Number           Dollar Value
                                                                                   of Shares             of Shares that
                                    (a) Total                                   Purchased as Part          May Yet be
                                       Number          (b) Average               of Publicly             Purchased under
                                      of shares           Price Paid           Announced Plans              The Plans
       Period                         Purchased           Per Share               or Programs                Programs
     -----------                     ----------        --------------          ---------------            -------------
Jan 1, 2007 - Jan 31, 2007             2,301                $15.99                   2,301                 1,593,000
Feb 1, 2007 - Feb 28, 2007             - 0 -               $ - 0 -                   - 0 -                 1,593,000
Mar 1, 2007 - Mar 31, 2007             - 0 -               $ - 0 -                   - 0 -                 1,593,000


(1) Of the total shares purchased 2,301 were purchased in open market transactions and none were purchased in private transactions. Our original share repurchase program was announced August 17, 2004 and was increased in $2,000,000 increments on December 12, 2005 and on June 30, 2006.




Item 3.   DEFAULTS UPON SENIOR SECURITIES

           Not Applicable



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On March 22, 2007 a Special Meeting of Shareholders was held at the Company's home office in Austin, Texas. At the meeting, the shareholders were asked to approved the following three items:

     1. To consider and vote upon a proposal for the Company's shareholders to approve the issuance of the Company's common stock to the persons entitled to receive stock, as a result of the conversion of American Physicians Insurance Exchange, or APIE, into a Texas stock insurance company called American Physicians Insurance Company, or APIC, immediately followed by the merger of a wholly owned subsidiary of the Company with and into APIC, with APIC becoming a wholly owned subsidiary of the Company as a result of the transactions contemplated by the Merger Agreement and Plan of Merger, dated June 1, 2006, as amended.


         The votes for, against and abstained are as follows:

               For                        Against                    Abstain
               ---                        -------                    -------
            2,294,258                      8,520                       404

         The merger passed and the acquisition will close effective April 1, 2007.

2. To consider and vote upon a proposed amendment to our 2005 Incentive and Non-Qualified Stock Option Plan to increase the number of shares of common stock that may be granted under the plan from 350,000 to 650,000.

         The votes for, against and abstained are as follows:

               For                        Against                    Abstain
               ---                        -------                    -------
            2,008,189                     173,484                    121,509

         The measure passed.


3. To consider and vote upon a proposed amendment to our 2005 Incentive and Non-Qualified Stock Option Plan to eliminate the exchange provision allowing us to exchange or buy out any previously granted stock option at any time.

         The votes for, against and abstained are as follows:

               For                        Against                    Abstain
               ---                        -------                    -------
            2,142,358                     158,815                     2,009

         The measure passed



Item 5.  OTHER INFORMATION

           Not Applicable

Item 6.  EXHIBITS

             Exhibits


31.1     Section 302 Certification of Chief Executive Officer
31.2     Section 302 Certification of Chief Financial Officer


32.1     Section 906 Certification of Chief Executive Officer
32.2     Section 906 Certification of Chief Financial Officer