Form 10-Q
period 2007-06-30
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 2007-08-17
CIK 724024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-Q

☑	Quarterly Report Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended June 30, 2007
or
☐	Transition Report Pursuant to Sections 13 or 15(d) of the Securities and Exchange Act of 1934 For the transition period from __________ to __________

Commission File Number 0-11453

AMERICAN PHYSICIANS SERVICE GROUP, INC.

(Exact name of registrant as specified in its charter)
Texas	75-1458323
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification No.)

1301 S. Capital of Texas Highway, Suite C-300, Austin, Texas 78746
(Address of principal executive offices)(Zip Code)
(512) 328-0888
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act	Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class Common Stock, $.10 par value	Number of Shares Outstanding At August 1, 2007 7,134,884

PART 1

FINANCIAL INFORMATION

AMERICAN PHYSICIANS SERVICE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	June 30, 2007	December 31, 2006
Assets

Investments:
Fixed maturities available for sale, at fair value	$188,906	$16,636
Equity securities available for sale, at fair value	9,731	4,403
Other invested assets	1,745	-

Total investments	200,382	21,039

Cash and cash equivalents	22,175	4,242
Cash – restricted	636	1,880
Accrued investment income	1,156	197
Other amounts receivable under reinsurance contracts	2,680	-
Premium and maintenance fees receivables	16,270	-
Reinsurance recoverables on paid and unpaid loss adjustment expenses	25,854	-
Deferred policy acquisition costs	2,247	-
Management fees receivable	-	2,736
Subrogation recoverables	354	-
Deferred tax assets	7,988	1,321
Goodwill	-	1,247
Property and equipment, net	894	556
Other assets	2,741	3,058

Total assets	$283,377	$36,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS, continued

(Unaudited)

(in thousands)

	June 30, 2007	December 31, 2006
Liabilities

Reserve for loss and loss adjustment expense	$109,816	$-
Unearned premiums and maintenance fees	34,562	-
Reinsurance premiums payable	311	-
Funds held under reinsurance treaties	7,371	-
Trade accounts payable	6,891	2,228
Accrued expenses and other liabilities	8,360	4,323
Federal income tax payable	4,343	136
Mandatorily redeemable preferred stock	8,271	-

Total liabilities	179,925	6,687

Minority interest	22	21

Shareholders’ equity

Preferred stock, $1.00 par value, 1,000,000 Shares authorized, none issued or outstanding
Common stock, $0.10 par value, shares authorized 20,000,000; 6,819,384 and 2,817,746 issued and outstanding at 06/30/07 and 12/31/06, respectively	682	282
Additional paid-in capital	73,769	7,944
Accumulated other comprehensive income (loss), net of tax	(2,692)	231
Retained earnings	31,671	21,111

Total shareholders’ equity	103,430	29,568

Total liabilities and shareholders’ equity	$283,377	$36,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUES
Gross premiums and maintenance fees written	$15,045	$-	$15,045	$-
Premiums ceded	3,418	-	3,418	-
Change in unearned premiums and maintenance fees	1,983	-	1,983	-
Net premiums and maintenance fees earned	20,446	-	20,446	-

Investment income, net of investment expense	2,506	223	2,839	419
Realized capital gain (loss), net	(49)	12	(464)	20
Management service	36	3,175	3,695	6,830
Financial services	6,972	4,763	12,189	8,335
Other revenue	16	41	34	53

Total revenues	29,927	8,214	38,739	15,657

EXPENSES
Losses and loss adjustment expenses	3,162	-	3,162	-
Other underwriting expenses	2,434	-	2,434	-
Change in deferred policy acquisition costs	157	-	157	-
Management service expenses	-	2,647	3,823	5,401
Financial services expenses	6,330	4,160	10,692	7,445
General and administrative expenses	1,421	479	2,192	998
Loss from impairment of goodwill	1,247	-	1,247	-

Total expenses	14,751	7,286	23,707	13,844

Income from operations	15,176	928	15,032	1,813

Income tax expense	5,368	329	5,319	651
Minority interests	1	1	1	2

Net income before extraordinary gain	$9,807	$598	$9,712	$1,160

Extraordinary gain, net of taxes	2,264	-	2,264	-

Net income	$12,071	$598	$11,976	$1,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income per common share
Basic:
Net income before extraordinary gain	$1.98	$0.22	$2.50	$0.42
Extraordinary gain, net of taxes	0.46	-	0.58	-
Net Income	$2.44	$0.22	$3.08	$0.42

Diluted:
Net income before extraordinary gain	$1.93	$0.21	$2.41	$0.40
Extraordinary gain, net of taxes	0.44	-	0.56	-
Net Income	$2.37	$0.21	$2.97	$0.40

Basic weighted average shares outstanding	4,955	2,762	3,894	2,762
Diluted weighted average shares outstanding	5,091	2,917	4,026	2,936

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Comprehensive Income (loss)	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total Shareholders’ Equity
Balance December 31, 2006	$282	$7,944	$21,111	$--	$231	$--	$29,568

Comprehensive income:
Net income (loss)	--	--	(95)	(95)	--	--	(95)
Other comprehensive income:
Unrealized loss on securities, net of taxes of ($25)	--	--	--	(48)	(48)	--	(48)

Comprehensive income:	$--	$--	$--	$(143)	$--	$--	$--

Stock options exercised	1	79	--	--	--	--	80
Stock options expensed	--	915	--	--	--	--	915
Tax benefit from exercise of Stock options	--	71	--	--	--	--	71
Treasury stock purchases	--	--	--	--	--	(37)	(37)
Canceled treasury stock	--	(37)	--	--	--	37	-
Stock awarded	3	460	--	--	--	--	463

Balance March 31, 2007	$286	$9,432	$21,016	$--	$183	$--	$30,917

Comprehensive income:
Net income (loss)	--	--	12,071	12,071	--	--	12,071
Other comprehensive income:
Unrealized loss on securities, net of taxes of ($1,481)	--	--	--	(2,875)	(2,875)	--	(2,875)

Comprehensive income:	$--	$--	$--	$9,196	$--	$--	$--

Stock options exercised	1	52	--	--	--	--	53
Stock options expensed	--	103	--	--	--	--	103
Tax benefit from exercise of stock options	--	11	--	--	--	--	11
Treasury stock purchases	--	--	--	--	--	(539)	(539)
Canceled treasury stock	(3)	(536)	--	--	--	539	--
Stock issued-Public Offering, net of offering costs of $783,000	200	30,037	--	--	--	--	30,237
Stock issued-Merger	198	34,670	--	--	--	--	34,868
Dividend paid	--	--	(1,416)	--	--	--	(1,416)

Balance June 30, 2007	$682	$73,769	$31,671	$--	$(2,692)	$--	$103,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Cash flows from operating activities:	Six Months Ended June 30,
	2007	2006
Net Income	$11,976	$1,160
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation, amortization and other	228	364
Common stock awarded	1,000	102
Extraordinary gain	(2,264)	-
Impairment of assets	1,892	-
Deferred income tax	(2,220)	261
Other non-cash items	(82)	43
Changes in operating assets and liabilities:
Premium receivables, net	(1,623)	-
Other amounts receivable under reinsurance contracts	(1,307)	-
Reinsurance recoverables on unpaid and paid loss expenses	3,831	-
Funds held under reinsurance treaties	(3,741)	-
Losses and loss adjustment expenses	(6,411)	-
Unearned premiums and maintenance fees	(1,954)	-
Other receivables and assets	5,634	1,712
Federal income tax payable	2,025	(690)
Deferred compensation	563	22
Accrued expenses and other liabilities	4,023	(1,353)
Net cash provided by operating activities	11,570	1,621
Cash flows from investing activities:
Capital expenditures	(469)	(103)
Proceeds from the sale of available-for-sale equity	20,903	4,760
Purchase of available-for-sale equity securities	(51,159)	(4,988)
Funds loaned to others	(275)	(248)
Cash received from API acquisition	9,910	-
Collection of notes receivable	26	10
Net cash used in investing activities	(21,064)	(569)
Cash flows from financing activities:
Secondary stock offering	30,237	-
Exercise of stock options	118	504
Excess tax benefits from stock-based compensation	82	355
Treasury stock purchases	(576)	(1,991)
Dividends paid	(1,416)	(820)
Preferred stock redemption	(1,018)	-
Net cash provided by (used in) financing activities	27,427	(1,952)
Net change in cash and cash equivalents	$17,933	$(900)
Cash and cash equivalents at beginning of period	4,242	6,680
Cash and cash equivalents at end of period	$22,175	$5,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

1.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated unaudited financial statements as of and for the three- and six-month periods ended June 30, 2007 and 2006 reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Such adjustments consist of only items of a normal recurring nature. These consolidated financial statements have not been audited by our independent registered public accounting firm. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC should be read in conjunction with this Quarterly Report on Form 10-Q. There have been significant changes in the type of information reported and the presentation format in this Quarterly Report as a result of the acquisition of American Physicians Insurance Company (“API”) effective April 1, 2007 and such changes are disclosed in the notes hereto.

2.

Management’s Estimates

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

The most significant estimates that are susceptible to significant change in the near-term relate to the determination of the liability for reserves for losses and loss adjustment expense, reinsurance, income taxes, and the fair value of investments.  Although considerable judgment is inherent in these estimates, management believes that the current estimates are reasonable in all material respects. The estimates are reviewed regularly and adjusted, as necessary. Adjustments related to changes in estimates are reflected in the Company’s results of operations, or other comprehensive income, in the period in which those estimates are changed.

3.

Acquisition

On April 1, 2007, we acquired all of the issued and outstanding stock of API. We considered several factors in determining to acquire API, including the favorable effects tort reform had on the Texas market, our long-term experience managing API’s operations, our credibility in the marketplace, the common goals we shared with API’s board of directors, the ability to increase API’s capital to support future growth after the acquisition and the increased financial strength of the combined entity. The results of operations for API are included in our consolidated results of operations beginning April 1, 2007. The business combination is being accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based on fair values at the date of acquisition. The allocation has been reviewed but not audited by our outside auditors and will not be final until the audit of the 2007 financial results. The total purchase price was $45,167,000 and consisted of 1,982,499 shares of the Company’s common stock, valued at a per share price of $17.635, or $34,961,000 in the aggregate, $35,000 in cash paid in lieu of fractional shares of common stock, 10,197.95 shares of preferred stock valued at $9,179,000, plus costs to complete the acquisition of $992,000. We are required to redeem at least $1 million of the preferred stock each calendar year beginning in 2007, until December 31, 2016, at which time all of the preferred stock must have been redeemed. The preferred stock has a cumulative dividend equal to 3% of the outstanding redemption value per year.  On June 1, 2007 we made the first required payment, redeeming 10% of the preferred shares outstanding and paying the dividend. The following table discloses the amount assigned to each major asset and liability of API at the acquisition date, April 1, 2007.

The purchase price was allocated to the balance sheet of API as of April 1, 2007, as follows:

(in thousands)
ASSETS
Investments:
Fixed maturities available for sale	$145,354
Equity securities available for sale	6,851
Other invested assets	1,848
Total investments	154,053
Cash and cash equivalents	9,910
Accrued investment income	793
Premium and maintenance fees receivable	14,647
Other amounts receivable under reinsurance recoverables	1,373
Reinsurance recoverables on paid and unpaid loss adjustment expenses	29,685
Prepaid reinsurance premiums	311
Deferred policy acquisition costs	2,404
Deferred tax assets	4,630
Subrogation recoverables	505
Other assets	358
Total assets	$218,669

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Reserve for losses and loss adjustment expenses	116,227
Unearned premiums and maintenance fees	36,516
Reinsurance premiums payable	253
Funds held under reinsurance treaties	11,112

Federal income tax payable	2,623
Other liabilities	4,507
Total liabilities	$171,238

Purchase Price	45,167
Excess of net assets received over cost to acquire (1)	2,264

Total	$218,669

(1)

The fair value of net assets acquired exceeded the cost of acquisition. After review it was determined that no intangibles were acquired and that no assets should be reduced below their carrying value, which approximates fair value. Consequently, an extraordinary gain of $2,264,000 was recognized in the period of the acquisition in accordance with SFAS No. 141, Accounting for Business Combinations.

The tables below reflect the unaudited pro forma balance sheet as of December 31, 2006, and the results of operations for the three- and six-month periods ended June 30, 2007 and 2006 of the Company and API as if the acquisition had taken place on January 1 of 2007 and 2006, respectively, including estimated purchase accounting adjustments.

AMERICAN PHYSICIANS SERVICE GROUP, INC.

PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

December 31, 2006
Assets

Investments:
Fixed maturities available for sale, at fair value	$148,587
Equity securities available for sale, at fair value	11,111
Other invested assets	1,647
Total investments	161,345

Cash and cash equivalents	8,990
Cash – restricted	1,880
Accrued investment income	706
Premium and maintenance fees receivable	16,493
Reinsurance recoverables on paid and unpaid loss adjustments	28,491
Deferred policy acquisition costs	2,545
Management fees and other receivables	9,488
Subrogation recoverables	509
Deferred tax assets	5,577
Property and equipment, net	556
Other assets	2,625
Total assets	$239,205

AMERICAN PHYSICIANS SERVICE GROUP, INC.

PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

December 31, 2006
Liabilities

Reserve for losses and loss adjustment expenses	$110,089
Unearned premiums and maintenance fees	39,786
Reinsurance premiums payable	45
Funds held under reinsurance treaties	4,003
Trade accounts payable	2,228
Accrued expenses and other liabilities	9,457
Federal income tax payable	650
Mandatorily redeemable preferred stock	9,179

Total liabilities	175,437

Minority interest	21

Shareholders’ equity

Common stock	480
Additional paid-in capital	42,707
Accumulated other comprehensive income, net of tax	633
Retained earnings	19,927

Total shareholders’ equity	63,747

Total liabilities and shareholders’ equity	$239,205

AMERICAN PHYSICIANS SERVICE GROUP, INC.

PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUES
Gross premiums and maintenance fees written	$15,045	$17,324	$30,511	$37,439
Premiums ceded	3,418	522	1,011	(2,255)
Change in unearned premiums and maintenance fees	1,983	1,845	5,235	2,138
Net premiums and maintenance fees earned	20,446	19,691	36,757	37,322

Investment income, net of investment expense	2,506	1,842	4,666	3,548
Realized capital gains (loss), net	(49)	34	(257)	143
Management services	36	-	36	-
Financial services	6,972	4,662	11,882	8,119
Other revenue	16	88	49	189

Total revenues	29,927	26,317	53,133	49,321

EXPENSES

Losses and loss adjustment expenses	3,162	6,572	14,126	18,222
Other underwriting expenses	2,434	2,241	5,791	4,880
Change in deferred policy acquisition costs	157	109	298	71
Financial services expenses	6,330	4,158	10,767	7,443
General and administrative	1,421	1,724	2,326	2,133
Loss from impairment of goodwill	1,247	1,247	1,247	1,247

Total expenses	14,751	16,051	34,555	33,996

Income from operations	15,176	10,266	18,578	15,325

Income tax expense	5,368	3,708	6,511	5,224
Minority interests	1	1	2	2

Net income before extraordinary gain	$9,807	$6,557	$12,065	$10,099

Extraordinary gain	2,264	-	2,264	-

Net income	$12,071	$6,557	$14,329	$10,099

4.

Impairment of Goodwill

Goodwill arose with the re-purchase of an interest in one of our subsidiaries, APS Insurance Services, from the minority holder in 2003. Goodwill was determined to exist based on earnings expected to be generated from the management contract with API. With the purchase of API by us and termination of the management agreement, the question of impairment of the goodwill was raised.  Upon review, we determined that the original circumstances creating the goodwill no longer exist and that the entire $1,247,000 balance is impaired and should be written down.

5.

Investments

Available-For-Sale Fixed Maturities. Of the total $188,906,000 portfolio balance in available-for-sale fixed income maturities at June 30, 2007, all but $701,000 is considered investment grade securities. Our investment strategy is reviewed and approved by our board of directors annually. The primary goal of our investment strategy for our insurance services segment is to ensure that we have sufficient assets to meet our obligations to our policyholders, and our secondary goal is to provide investment income. The investment plan for our insurance services segment provides guidance on diversification, duration of the portfolio, sector allocation and specific restrictions, such as the size of investment in any one issue and limitations on the purchases of securities rated lower than “A” by Moody’s, Standard and Poor’s or a comparable rating institution.

Our insurance services segment employs an investment strategy that emphasizes asset quality to minimize the credit risk of our investment portfolio and also matches fixed-income maturities to anticipated claim payments and expenditures or other liabilities. The amounts and types of investments that may be made by our insurance services segment are regulated under the Texas Insurance Code. We utilize APS Financial, our broker/dealer subsidiary, as our fixed-income advisor and also utilize two outside managers to manage our equity portfolio. Our boards of directors’ review our investment managers’ performance and compliance with our investment guidelines on a quarterly basis.

Virtually our entire fixed-income portfolio consists of securities rated “A” or higher from any of Standard and Poor’s, Moody’s or Fitch with the exception of two bonds totaling approximately $701,000. The following table reflects the composition of our fixed-income portfolios by securities ratings categories of the issuers, as of June 30, 2007 (dollars in thousands). In cases where the rating agencies had a different rating assigned to a security, the classification in the table used the lower rating.

Rating Category	Fair Value	Percentage
AAA / Aaa	$165,031	88%
AA / Aa	9,983	5%
A / A	13,191	7%
Non-investment grade	701	-

Total	$188,906	100%

We account for our fixed-income and equity securities as available-for-sale. The majority of unrealized losses on the bonds was caused by increases in market interest rates and is not due to changes in the credit worthiness of the issuer. Virtually all bonds with an unrealized loss over 12 months or more are investment grade securities.

Available-For-Sale Equity Securities.  Our equity portfolio consists of $9,731,000 in available-for-sale equity securities, comprising 4.9% of total investments at market value as of June 30, 2007. The majority of unrealized losses related to stocks are due to market fluctuations resulting from cyclical and other economic pressures. We believe that these unrealized losses are temporary and that the fair value will recover to a level equal to or greater than our cost basis. An additional impairment charge was taken in the current quarter on our investment in Financial Industries Corporation (“FIC”) having previously resolved that declines in FIC’s stock price will be considered to be “other than temporary” as defined in Statements of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, as amended. Our policy in regards to our investment in FIC is that we will record pretax charges to earnings should the common stock price on the last day of each interim or annual period fall below the adjusted cost basis of our investment in FIC. During the three months ended June 30, 2007, that charge totaled $231,000, bringing the total amount written off in 2007 to $655,000. As a consequence of these write-downs, our basis in this stock has declined to $5.90 per share which equals the fair market value of FIC common stock at June 30, 2007. While we continue to have the ability and the intent to hold the stock indefinitely, we previously determined that the additional uncertainty created by FIC’s previous late SEC filings, together with its continued de-listing from any national stock exchanges, dictated that the current quarter decline should be viewed as other than temporary. We will continue to monitor and evaluate the situation at FIC.

The amortized cost and estimated fair values of investments in fixed income and equity securities at June 30, 2007 and December 31, 2006 are as follows (in thousands):

June 30, 2007	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. treasury notes/bills	$9,366	$4	$62	$9,308
U.S. government agency mortgage-backed bonds	34,558	-	807	33,751
U.S. government agency collateralized mortgage obligations	53,361	3	1,269	52,095
Collateralized mortgage obligations	56,267	4	1,961	54,310
U.S. agency bonds and notes	21,076	4	17	21,063
Government tax-exempt bonds	16,001	-	440	15,561
Corporate bonds	2,872	14	68	2,818
Total fixed maturities	193,501	29	4,624	188,906

Equity securities	9,482	386	137	9,731

Total fixed maturities and equity securities	$202,983	$415	$4,761	$198,637

December 31, 2006	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. treasury notes/bills	$1,999	$-	$5	$1,994
U.S. government agency collateralized mortgage obligations	180	10	-	190
U.S. agency bonds and notes	13,755	1	14	13,742
Corporate bonds	682	28	-	710
Total fixed maturities	16,616	39	19	16,636

Equity securities	4,073	330	-	4,403

Total fixed maturities and equity securities	$20,689	$369	$19	$21,039

The securities acquired as part of API were revalued to market value as of the date of the merger, April 1, 2007. For June 30, 2007 the unrealized losses in fixed maturity and equity investments increased to $4,761,000 primarily as a result of rising interest rates. The fixed maturity investments are virtually all investment grade securities. We have the ability and intent to hold securities with unrealized losses until they recover their value, which may be at maturity. As of June 30, 2007, and December 31, 2006, the only impairment in value resulting in a write-down against income involved our equity investment in FIC, explained in more detail on the prior page. In the future, information may come to light or circumstances may change that would cause us to write-down or sell any of our fixed maturity or equity securities and incur a realized loss.

Gross realized gains and losses on fixed maturity and equity securities included in the statement of operations for the three and six months ended June 30, 2007 and 2006 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Realized gains (losses)

Fixed maturities:
Gross realized gain	$4	$-	$3	$7
Gross realized loss	(4)	(1)	(4)	0
Net realized gain (loss)	(0)	(1)	(1)	7

Equities:
Gross realized gain	260	13	270	13
Gross realized loss	(309)	-	(733)	-
Net realized gain (loss)	(49)	13	(463)	13

Total net realized gain (loss)	$(49)	$12	$(464)	$20

The major categories of the net investment income included in the statement operations are summarized for the three and six months ended June 30, 2007 and 2006, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Investment income:
Fixed maturities	$2,307	$158	$2,523	$302
Equity securities	40	6	49	12
Short-term investments and other	181	59	289	105
Finance charges on premiums receivable	28	—	28	—
Structured annuity	20	—	20	—

Total investment income	2,576	223	2,909	419

Investment expense	(70)	—	(70)	—

Net investment income	$2,506	$223	$2,839	$419

In accordance with SFAS No. 115, Accounting for Certain Investments In Debt and Equity Securities, we evaluate our investment securities on at least a quarterly basis for declines in market value below cost for the purpose of determining whether these declines represent other than temporary declines. A decline in the fair value of a security below cost judged to be other than temporary is recognized as a loss in the current period and reduces the cost basis of the security. In subsequent periods, we would measure gain or losses or decline in value against the adjusted cost basis of the security. The following factors are considered in determining whether an investment decline is “other than temporary”:

•

The extent to which the market value of the security is less than its cost basis,

•

The length of time for which the market value of the security is less than its cost basis,

•

The financial condition and near-term prospects of the security’s issuer, taking into consideration the economic prospects of the issuer’s industry and geographical region, to the extent that information is publicly available and

•

Our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

The following two tables reflect securities whose fair values were lower than the related cost basis at June 30, 2007 and December 31, 2006, respectively (in thousands). However, these declines in value were not deemed to be “other than temporary”. The tables show the fair value and the unrealized losses, aggregated by investment category and category of duration that individual securities have been in a continuous unrealized loss position. For the first six months ended June 30, 2007 and for the year end December 31, 2006, the only impairment in value resulting in a write-down against income involved our equity investment in FIC, explained in more detail on page 16.

	Less Than 12 Months		12 Months or More		Total
June 30, 2007:	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

U.S. treasury notes/bills	$3,356	$62	$1,000	$—	$4,356	$62
U.S. government agency mortgage-backed bonds	30,301	807	—	—	30,301	807
U.S. government agency collateralized mortgage obligations	48,040	1,259	3,030	10	51,070	1,269
Collateralized mortgage obligations	51,800	1,961	—	—	51,800	1,961
U.S. agency bonds and notes	12,911	16	2,465	1	15,376	17
Government tax-exempt bonds	15,561	440	—	—	15,561	440
Corporate bonds	2,117	68	—	—	2,117	68

Total Bonds	164,086	4,613	6,495	11	170,581	4,624
Equity Securities	2,698	93	470	44	3,168	137

Total temporarily impaired securities	$166,784	$4,706	$6,965	$55	$173,749	$4,761

	Less Than 12 Months		12 Months or More		Total
December 31, 2006:	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

U.S. treasury notes/bills	$1,995	$5	$—	$—	$1,995	$5
U.S. agency bonds and notes	9,459	12	991	2	10,450	14
Total Bonds	11,454	17	991	2	12,445	19

Equity Securities	—	—	332	—	332	—

Total temporarily impaired securities	$11,454	$17	$1,323	$2	$12,777	$19

The majority of the unrealized losses on the fixed maturities were caused by increases in market interest rates and not due to changes in the credit worthiness of the issuer. All fixed maturities with an unrealized loss over 12 months or more are investment grade securities. The majority of the unrealized losses related to stocks are due to market fluctuations resulting from cyclical and other economic pressures. As of June 30, 2007, we believe that these unrealized losses are temporary and that the fair value will recover to a level equal to or greater than the cost basis. In addition, as of June 30, 2007, we had the ability and intent to hold these investments until there is a recovery in fair value, which may be maturity for the applicable securities.

As a result of our acquisition of API, the Texas Department of Insurance (“TDI”) required that funds be set aside in an escrow account with a bank to remain until the aggregate remaining redemption obligation of our Series A redeemable preferred stock is less than the amount of the escrow balance, with no withdrawals to be made from this escrow account without prior approval from TDI. To satisfy this condition of the merger, we purchased a fixed income security in March of 2007 in the amount of $2,500,000 paying 5% interest and maturing in March of 2008 and this security is included in fixed maturities, available for sale.

At June 30, 2007 investments with a fair market value of $1,321,900 were on deposit with state insurance departments to satisfy regulatory requirements and this security is included in fixed maturities, available for sale.

6.

Cash -- Restricted

Cash – Restricted represents cash deposits advanced from customers for trade claim transactions that do not close by the end of the period. It occurs when a customer remits payment for a transaction by check instead of via wire transfer. As checks of this size normally take several business days to clear, we ask our customers to pay in advance for transactions expected to close in the near future. At the time of receipt, Cash – Restricted and Accounts Payable are increased for an equal amount as no part of this cash is ours until the transaction closes.

7.

Reinsurance

Reinsurance Premiums Ceded.  Certain premiums are ceded to other insurance companies under reinsurance agreements. These reinsurance agreements provide us with increased capacity to write additional risk and the ability to write specific risk within its capital resources and underwriting guidelines. API enters into reinsurance contracts, which provide coverage for losses in excess of the retention of $250,000 on individual claims and beginning in 2002 through 2005, $350,000 on multiple insured claims related to a single occurrence. The 2006 and 2007 reinsurance treaties provide for these same terms with API retaining an additional 10% of the aforementioned retention levels for 2006 and 20% for 2007. The reinsurance contracts for 2002 through 2007 contain variable premium ceding rates based on loss experience. The ceded premium charged under these contracts will depend upon the development of ultimate losses ceded to the reinsurers under their retrospective treaties. For the quarter ended June 30, 2007, we recorded favorable development to ceded premiums of $5,636,000 related to prior year variable premium reinsurance treaties as a result of lower estimated ultimate loss and loss adjustment expenses for treaty years 2002 through 2006. The favorable development reflects reductions in our estimates of claim severity as a result of claim closures at less than reserved amounts.

In addition to an adjustment to premiums ceded, estimates of ultimate reinsurance ceded premium amounts compared to the amounts paid on a provisional basis give rise to a balance sheet asset classified as “Other amounts receivable under reinsurance contracts” or a balance sheet liability classified as “Funds held under reinsurance treaties.” Furthermore, each retrospective treaty requires a 24- or 36-month holding period before any premium adjustments or cash can be returned or paid.  The ultimate settlement amount is not determined until all losses have been settled under the respective treaties. As of June 30, 2007, API had recorded a balance sheet asset, “Other amounts receivable under reinsurance contracts” of $2,680,000 and a balance sheet liability, “Funds held under reinsurance treaties” of $7,371,000, which represent the differences between the estimates of ultimate reinsurance premiums ceded amounts for the 2002 through 2007 treaty years as compared to the amounts paid on a provisional basis.

Reinsurance Recoverables.  Ceded reserves for loss and loss adjustment expenses are recorded as reinsurance recoverables. Reinsurance recoverables are the estimated amount of future loss payments that will be recovered from reinsurers, and represent the portion of losses incurred during the period that are estimated to be allocable to reinsurers. There are several factors that can directly affect the ability to accurately forecast the reinsurance recoverables. Many of the factors discussed in Note 8 related to the sensitivities of forecasting total loss and loss adjustment expense reserves also apply when analyzing reinsurance recoverables. Since API cedes excess losses above $250,000 on individual claims and $350,000 on multiple insured claims, the trends related to severity significantly affect this estimate. Current individual claims severity can be above or fall below API’s retention level over the period it takes to resolve a claim.

Similar to the estimate for reserves, due to the long-tailed nature of the medical professional liability line of insurance, relatively small changes in the actuarial assumptions for trends, inflation, severity, frequency for projected ultimate loss and loss adjustment expense reserves can have a greater impact on the recorded balance for reinsurance recoverables than with most other property and casualty insurance lines. While we believe that our estimate for ultimate projected losses related to loss and loss adjustment expense is adequate based on reported and open claim counts, there can be no assurance that additional significant reserve enhancements will not be necessary in the future given the many variables inherent in such estimates and the extended period of time that it can take for claim patterns to emerge.

Reinsurance contracts do not relieve API from its obligations to policyholders. API continually monitors its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Any amount found to be uncollectible is written off in the period in which the uncollectible amount is identified. API requires letters of credit from any reinsurance company that does not meet certain regulatory requirements, and/or credit ratings. As of June 30, 2007, all of API’s reinsurance contracts were with companies in strong financial condition, and we believe there is no need to establish an allowance for uncollectible reinsurance recoverable. API has not experienced any material problems collecting from its reinsurers.

Unsecured reinsurance recoverables at June 30, 2007, that exceeded 10% of total reinsurance paid and unpaid loss and loss adjustment expenses are summarized as follows (in thousands):

Company Name	June 30, 2007
Transatlantic Reinsurance	$4,652
Swiss Reinsurance	14,814

Both Transatlantic Reinsurance and Swiss Reinsurance are A.M. Best rated “A+” (Superior).

8.

Reserve for Loss and Loss Adjustment Expense

The reserve for unpaid losses and loss adjustment expenses represent the estimated liability for unpaid claims reported to the Company, plus claims incurred but not reported and the related estimated loss adjustment expenses. The reserve for losses and loss adjustment expenses is determined based on our actual experience, available industry data and projections as to future claims frequency, severity, inflationary trends and settlement patterns.

We write medical malpractice insurance policies which have a lengthy period for reporting a claim (tail coverage) and a long process of litigating a claim through the courts and whose risk factors expose its reserves for loss and loss adjustment expenses to significant variability. These conditions subject API’s open reported claims and incurred but not reported claims to increases due to inflation, changes in legal proceedings, and changes in the law. While the anticipated affects of inflation is implicitly considered when estimating reserves for loss and loss adjustment expenses, the increase in average severity of claims is caused by a number of factors. Future average severities are projected based on historical trends adjusted for changes in underwriting standards, policy provisions, and general economic trends. Those anticipated trends are monitored based on actual experience and are modified as necessary to reflect any changes in the development of ultimate losses and loss adjustment expenses. These specific risks, combined with the variability that is inherent in any reserve estimate, could result in significant adverse deviation from our carried reserve amounts. Settlement of claims is subject to considerable uncertainty. We believe the reserves for loss and loss adjustment expenses are reasonably stated as of June 30, 2007.

As a result of the acquisition of API on April 1, 2007, we recorded $3,162,000 for losses and loss adjustment expenses for the three months and the six months ended June 30, 2007, which included $11,661,000 for the current accident year and $8,499,000 of favorable development for prior report years.  The $8,499,000 of favorable development was primarily the result of loss severity for the 2002 through 2006 report years developing favorably compared to prior period estimates. In addition, the total number of claims closed with indemnity for these report years were less than prior estimates.

9.

Contingencies

We are involved in various claims and legal actions that have arisen in the ordinary course of business. We believe that any liabilities arising from these actions will not have a significant adverse affect on our financial condition or results of operations.

10.

Earnings Per Share

Basic earnings per share are based on the weighted average shares outstanding without any dilutive affects considered. Diluted  earnings per share reflect dilution from all contingently issuable shares, such as options and convertible debt. A reconciliation of income and weighted average shares outstanding used in the calculation of basic and diluted income per share from operations follows:

	For the Three Months Ended June 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Net income before extraordinary gain	$9,807,000
Extraordinary gain, net of tax	2,264,000
Basic EPS:
Net income	$12,071,000	4,955,000	$2.44
Effect of dilutive securities	--	136,000
Diluted EPS:
Net income	$12,071,000	5,091,000	$2.37

	For the Three Months Ended June 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS:
Net income	$598,000	2,762,000	$0.22
Diluted EPS:	--	155,000
Effect of dilutive securities
Net income	$598,000	2,917,000	$0.21

	For the Six Months Ended June 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Net income before extraordinary gain	$9,712,000
Extraordinary gain, net of tax	2,264,000
Basic EPS:
Net income	$11,976,000	3,894,000	$3.08
Effect of dilutive securities	--	132,000
Diluted EPS:
Net income	$11,976,000	4,026,000	$2.97

	For the Six Months Ended June 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS:
Net income	$1,160,000	2,762,000	$0.42
Diluted EPS:	--	174,000
Effect of dilutive securities
Net income	$1,160,000	2,936,000	$0.40

11.

Segment Information

The Company’s segments are distinct by type of service provided. Comparative financial data for the three- and six-month periods ended June 30, 2007 and 2006 are shown as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating revenue:
Insurance services	$22,842	$3,175	$26,499	$6,830
Financial services	7,051	4,804	12,363	8,403
Corporate	809	503	652	2,792
Total Segment Revenues	$30,702	$8,482	$39,514	$18,025

Reconciliation to consolidated statement of operations:
Total segment revenues	$30,702	$8,482	$39,514	$18,025
Less: Intercompany dividends	(775)	(268)	(775)	(2,368)
Total revenues	$29,927	$8,214	$38,739	$15,657

Operating income:
Insurance services	$15,842	$528	$15,676	$1,429
Financial services	721	644	1,671	958
Corporate	(1,387)	(244)	(2,315)	(574)
Total segments operating income	$15,176	$928	$15,032	$1,813

Income tax expense	5,368	329	5,319	651
Minority interest	1	1	1	2

Income form operations before extraordinary gain	9,807	598	9,712	1,160

Extraordinary gain, net of taxes	2,264	--	2,264	--
Net income	$12,071	$598	$11,976	$1,160

	June 30, 2007	December 31, 2006
Balance Sheet Data:
Identifiable assets
Insurance services	$234,130	$5,625
Financial services	6,791	7,027
Corporate	42,456	23,624
Total	$283,377	$36,276

12.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123 (R)). The standard amends SFAS 123, Accounting for Stock-Based Compensation, and concludes that services received from employees in exchange for stock-based compensation results in a cost to the employer that must be recognized in the financial statements. The cost of such awards should be measured at fair value at grant date.

On January 1, 2006 we adopted SFAS No. 123(R). We use the Black-Scholes-Merton option-pricing model to determine the fair value of stock-based awards, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No, 123(R) and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123(R). SFAS No. 123(R) requires that stock-based compensation be recorded for all new and unvested stock options expected to vest as the requisite service is rendered beginning January 1, 2006, the first day of our 2006 fiscal year. Stock-based compensation expense for awards granted on or before December 31, 2005, but unvested as of that date, is based on the grant date fair value as determined under the pro forma provisions of SFAS No. 123. For the three and six months ended June 30, 2007, we recorded compensation cost related to stock options of $103,000 and $1,019,000 and a related reduction in income taxes of $35,000 and $346,000, respectively. The compensation cost is the total fair value, at date of grant, of shares that vested during the three and six month periods. No compensation costs were capitalized in the three and six month periods ended June 30, 2007.

During the three and six month periods ended June 30, 2007, 10,000 and 26,000 options were exercised with an intrinsic value of $112,000 and $321,000, respectively. We received proceeds of $53,000 and $133,000 from the exercise of these options during the three and six month periods ended June 30, 2007, respectively. Based on unvested options outstanding at June 30, 2007 compensation costs to be recorded in future periods are expected to be recognized as follows: 2007, $250,000; 2008, $499,000; 2009, $217,000; and 2010, $14,000.

We have adopted, with shareholder approval, the “2005 Incentive and Non-Qualified Stock Option Plan” (“Incentive Plan”). The Incentive Plan provides for the issuance of up to 650,000 shares of common stock to our directors and key employees. A total of 547,000 of these options have been granted as of June 30, 2007 and 103,000 are available for grants. Of those granted, 6,000 shares have been exercised, 285,000 options are exercisable and 256,000 are not yet exercisable. The previous plan, “1995 Incentive and Non-Qualified Stock Option Plan,” provided for the issuance of 1,600,000 shares of common stock to our directors and key employees.  All of the approved options have been granted as of June 30, 2007, 1,183,000 shares have been exercised, 258,000 shares are exercisable and 159,000 options have been canceled. Upon the exercise of an option we issue the shares from our authorized, but unissued, shares.

The exercise price for each non-qualified option share is determined by the Compensation Committee of the Board of Directors (“the Committee”). The exercise price of a qualified incentive stock option has to be at least 100% of the fair market value of such shares on the date of grant of the option.  Under the Plans, option grants are limited to a maximum of ten-year terms; however, the Committee has issued all currently outstanding grants with five-year terms. The Committee also determines vesting for each option grant and traditionally has had options vest in two to three approximately equal annual installments beginning one year from the date of grant.

Presented below is a summary of the stock options held by our employees and our directors and the related transactions for the three and six months ended June 30, 2007.

	Three Months Ended June 30, 2007		Six Months Ended June 30, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance at beginning of period	760,000	$12.42	467,000	$9.96
Options granted	50,000	17.00	360,000	15.90
Options exercised	(10,000)	5.36	(27,000)	5.05
Options forfeited	(1,000)	15.90	(1,000)	15.90
Balance at end of period	799,000	$12.79	799,000	$12.79
Options exercisable	543,000	$10.84	543,000	$10.84

The weighted average fair value of Company stock options granted is $5.07 per option for the six months ended June 30, 2007. The fair value of the options was calculated using the Black-Scholes-Merton option pricing model with the following assumptions:

Six Months ended June 30, 2007
Expected option term	3.7 years
Expected volatility	31.30%
Expected dividend yield	1.73%
Risk-free rate of return	4.48%

The expected volatility assumptions we used are based on the historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options, such estimated life being based on the historical experience of our stock option exercises. The following table summarizes our outstanding and exercisable options at June 30, 2007:

Stock Options Outstanding				Stock Options Exercisable
Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Average Remaining Contractual Life	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Average Remaining Contractual Life
799,000	$12.79	$4,880,000	3.5 yrs.	543,000	$10.84	$4,377,000	2.9 yrs.

(1)

Based on the $18.90 closing price of our stock at June 30, 2007.

13.

Secondary Stock Offering

On June 19, 2007, we announced that our public offering of 2,100,000 shares of common stock had priced at $16.50 per share. Of the shares offered, 2,000,000 were offered by us, and Kenneth S. Shifrin, our Chairman of the Board and Chief Executive Officer, offered 100,000 of the 582,554 shares he owned at that date.

Net proceeds received by us from the secondary offering were approximately $30,237,000 after deducting underwriting, legal, accounting, and publication fees. Of this total, we contributed $10,000,000 to API to strengthen its capacity to underwrite insurance risks. The balance of the proceeds has been invested primarily in U.S. government and U.S. government agency securities and is available for general corporate purposes including possible acquisitions.

Total common shares outstanding increased from approximately 4,819,000 before the secondary offering to approximately 6,819,000 afterwards.

14.

Subsequent Event

Pursuant to the secondary offering, the underwriters of the offering were granted a 30-day period to exercise an option to purchase up to 315,000 additional common shares from us. On July 12, 2007 we announced that the underwriters had exercised their over-allotment option to purchase all of these additional shares of common stock at the public offering price of $16.50 per share. Net proceeds received by us related to this over-allotment option were approximately $4,886,000.

Total common shares outstanding increased from approximately 6,819,000 before the sale of the over-allotment option to approximately 7,134,000 afterwards.

15.

Preferred Stock

In conjunction with the acquisition of API we issued 10,198 shares of Series A redeemable preferred stock, par value $1.00 per share, from the 10,500 shares authorized. Holders of Series A redeemable preferred stock are entitled to cumulative dividends thereon at the rate of three percent (3%) per annum payable on the remaining redemption value per share, in priority to the payments of dividends on the common shares. Holders of Series A redeemable preferred stock have no preemptive rights and have the same voting rights as the holders of APSG common stock. The shares are non-certificated and mandatorily redeemable. They will be redeemed ratably at not less than $1,000,000 per year, with all remaining outstanding shares being redeemed by December 31, 2016. In the event of any liquidation, the holders of Series A redeemable preferred stock receive an amount equal to the remaining redemption value before any distribution is made to the holders of APSG common stock.

16.

Income Taxes

As further disclosed in the Extraordinary Gain section of our Management’s Discussion and Analysis section of this Form 10-Q, we recorded a tax-free extraordinary gain in the current quarter in the amount of $2,264,000 as a result of our acquisition of API. The result of this extraordinary gain was to reduce our effective income tax rate from approximately 35.5% to approximately 30.8%.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), “APS,” “we,” “our,” “us” and the “Company” refer to American Physicians Service Group, Inc., together with its subsidiaries, unless the context requires otherwise. The following MD&A should be read in conjunction with the accompanying consolidated financial statements for the three and six months ended June 30, 2007, included in Part I, Item 1, As well as the audited, consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the United States Securities and Exchange Commission (the “SEC”) on March 28, 2007.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995, about the Company that are subject to risks and uncertainties. All statements other than statements of historical fact included in this document are forward-looking statements.

You can identify forward-looking statements by the use of words such as “may,” “target,” “should,” “will,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “projects,” “forecasts,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions which are intended to identify forward-looking statements. Forward-looking statements are based on beliefs and assumptions made by management using currently available information, such as market and industry materials, experts’ reports and opinions and trends. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. In evaluating forward-looking statements, you should carefully consider the risks and uncertainties described in “Risk Factors” in Part II, Item IA. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors contained in this quarterly report. Forward-looking statements contained in this quarterly report reflect our view only as of the date of this report. We do not have any obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following important factors, in addition to those discussed under “Risk Factors” in Part II, Item 1A, could affect the future results of our operations and could cause those results to differ materially from those expressed in or implied by such forward-looking statements:

•

general economic conditions, either nationally or in our market area, that are worse than expected;

•

changes in the healthcare industry;

•

regulatory and legislative actions or decisions that adversely affect our business plans or operations;

•

inflation and changes in the interest rate environment, the performance of financial markets and/or changes in the securities markets;

•

uncertainties inherent in the estimate of loss and loss adjustment expense reserves and reinsurance; changes in the availability or cost of reinsurance;

•

significantly increased competition among insurance providers;

•

potential losses and litigation risk associated with our financial services businesses;

•

loss of key executives, personnel, accounts or customers;

•

our ability to renew our existing reinsurance or obtain new reinsurance; and

•

failure of our reinsurers to pay claims in a timely manner.

The foregoing factors should not be construed as exhaustive and we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report.  In addition to any risks and uncertainties specifically identified in the text surrounding forward-looking statements, you should consult with our other filings under the Securities Act of 1933 and the Securities Act of 1934, for factors that could cause our actual results to differ materially from those presented.

Business Overview

We provide (1) insurance services, specifically medical professional liability insurance in Texas and (2) financial services, including brokerage and investment services to individuals and institutions.

Insurance Services. We provide medical professional liability insurance in Texas, where our insurance subsidiary, API, has written business for over 30 years. API is authorized to do business in the States of Texas and Arkansas and specializes in writing medical professional liability insurance for physicians, dentists and other healthcare providers. API currently insures 4,802 physicians, dentists, and other healthcare providers, the vast majority of which are in Texas. Over 99% of API’s premiums are written through purchasing groups, which in Texas currently subjects us to less stringent state regulation of premium rates and policy forms. Historically, we operated as the attorney-in-fact manager for API since 1975. In April 2007, we acquired API, thus combining our insurance management experience with an insurance underwriting entity to allow for the increased possibility for expansion into new markets and to assist our efforts for continued growth in existing markets.

Financial Services. We provide investment and investment advisory services to institutions and individuals throughout the United States through the following subsidiaries:

o

APS Financial. APS Financial is a fully licensed broker/dealer that provides brokerage and investment services primarily to institutional and high net worth individual clients. APS Financial also provides portfolio accounting, analysis and other services to insurance companies, banks and public funds. We recognize commission revenue, and the related compensation expense, on a trade date basis.

o

APS Capital. APS Capital is dedicated to the clearing and settlement of trades involving syndicated bank loans, trade claims and distressed private loan portfolios. We seek to develop business with clients who trade in the high-yield bond market. We recognize commission revenue, and the related compensation expense, when the transaction is complete and fully funded.

o

APS Asset Management. APS Asset Management, a registered investment adviser under the Investment Advisers Act of 1940, manages fixed income and equity assets for institutional and individual clients on a fee basis. We recognize fee revenues monthly based on the amount of funds under management.

Recent Transactions

Acquisition.  On April 1, 2007, we acquired all of the issued and outstanding stock of API. The business combination is being accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based on fair values at the date of acquisition. The total purchase price was $45,167,000 and consisted of consideration of 1,982,499 shares of the Company’s common stock, valued at a per share price of $17.635, or $34,961,000 in aggregate, $35,000 in cash paid in lieu of fractional shares of common stock, 10,197.95 shares of preferred stock valued at $9,179,000, plus costs to complete the acquisition of $992,000. We are required to redeem at least $1 million of the preferred stock each calendar year beginning in 2007, until December 31, 2016, at which time all of the preferred stock must have been redeemed. The preferred stock has a cumulative dividend equal to 3% of the outstanding redemption value per year.  On June 1, 2007, we made the first required payment, redeeming 10% of the preferred shares outstanding and paying the dividend.

Secondary Stock Offering. On June 19, 2007 we announced that our public offering of 2,100,000 shares of common stock had priced at $16.50 per share. Of the shares offered, 2,000,000 were offered by us, and Kenneth S. Shifrin, our Chairman of the Board and Chief Executive Officer, offered 100,000 of the 582,554 shares he owned at that date.

The underwriters of the offering were granted a 30-day period to exercise an option to purchase up to 315,000 additional common shares from APS. On July 12, we announced that the underwriters had exercised their over-allotment option to purchase all of these additional shares of common stock at the public offering price of $16.50 per share. Total common shares outstanding rose from approximately 6,819,000 before the over-allotment to approximately 7,134,000 afterwards.

Net proceeds received by the Company from the secondary offering, including the over allotment, were approximately $35,000,000 after subtracting underwriting, legal, accounting and publication fees. Of this total, we contributed $10,000,000 to API to strengthen its capacity to underwrite insurance risks. The balance of the proceeds has been invested primarily in U.S. government and U.S. government agency securities and is available for general corporate purposes including possible acquisitions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES.

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

Revenue Recognition. Historically, our insurance services segment recognized revenues in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in the Financial Statements. Prior to April 1, 2007, our Insurance Services revenues were historically related to management fees based on the earned premiums of API and included a profit sharing component related to API’s annual earnings. Management fees equaled 13.5% of API’s earned premiums before payment of reinsurance premiums plus profit sharing equal to 50% of API’s pre-tax earnings up to a maximum of 3% of earned premiums before payment of reinsurance premiums. Management fees were recorded, based upon the terms of the management agreement, in the period the related premiums are earned by API. API recognizes premiums as earned ratably over the terms of the related policy. The profit sharing component was historically recognized in the fourth quarter when it was certain API would have an annual profit. In 2007, however, since the management contract ended March 31, 2007, we recognized the quarter’s profit in March, based on our ability to fully determine the profit sharing base.

As a result of the acquisition, our insurance services segment recognizes revenue in accordance with SFAS No. 60, Accounting and Reporting of Insurance Enterprises. We issue policies written on a claims-made basis. A claims-made policy provides coverage for claims reported during the policy year. We charge both a base premium and a premium maintenance fee. Policies are written for a one-year term and premiums and maintenance fees are earned on a pro rata basis over the term of the policy. Premium maintenance fees are charged to offset the costs incurred by API to issue and maintain policies. Unearned premiums and maintenance fees are determined on a monthly pro rata basis. Upon termination of coverage, policyholders may purchase an extended reporting period (tail) endorsement for additional periods of time. These extended reporting period coverage endorsement premiums are earned when written.

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

Investments. We account for our equity and fixed-income securities as available-for-sale. In the event a decline in fair value of an investment occurs, management may be required to determine if the decline in market value is other than temporary. Our policy is to account for investments as available-for-sale securities which requires that we assess fluctuations in fair value and determine whether these fluctuations are temporary or “other than temporary” as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as amended. Management’s assessments as to the nature of a decline in fair value are based on the quoted market prices at the end of a period, the length of time an investment’s fair value has been in decline and our ability and intent to hold the investment until a recovery in value. If the fair value is less than the carrying value and the decline is determined to be other than temporary, a write-down is recorded against earnings in the period such determination is made.

Asset Impairment. We periodically review the carrying value of our assets to determine if events and circumstances exist indicating that assets might be impaired. If facts and circumstances support this possibility of impairment, our management will prepare undiscounted and discounted cash flow projections, which require judgments that are both subjective and complex. Management may also obtain independent valuations.

Business Combinations. We recorded all assets and liabilities acquired in the acquisition of API, including goodwill, indefinite-lived intangibles, and other intangibles, at fair value as required by SFAS No. 141. The initial recording of goodwill and other intangibles requires subjective judgments concerning estimates of the fair value of the acquired assets and liabilities. Indefinite-lived intangible assets are not amortized but are subject to annual tests for impairment or more often if events or circumstances indicate they may be impaired. Other identified intangible assets are amortized over their estimated useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount.

Reserve for Loss and Loss Adjustment Expense. Loss and loss adjustment expense reserves represent management’s best estimate of the ultimate costs of all reported and unreported losses incurred. The reserves for unpaid losses and loss adjustment expenses are estimated using actuarial analysis. These estimates include expectations of what the ultimate settlement and administration of claims will cost based on the Company’s assessments of facts and circumstances then known, review of historical settlement patterns, estimates in trends in loss severity, frequency, legal theories of liability and other factors. Other factors include the nature of the injury, the judicial climate where the insured event occurred and trends in health care costs. In addition, variables in reserve estimation can be affected by internal and external events, such as economic inflation, legal trends and legislative changes. The estimation of medical professional liability loss and loss adjustment expense is inherently difficult. Injuries may not be discovered until years after the incident, or a claimant may delay pursuing recovery for damages. Medical liability claims are typically resolved over an extended period of time, often five years or more.

The combination of changing conditions and the extended time required for claim resolution results in a loss estimation process that requires actuarial skill and the application of judgment, and such estimates require periodic revisions. Management performs an in-depth review of the reserve for unpaid losses and loss adjustment expenses periodically with assistance from our outside consulting actuary. Management is continually reviewing and updating the data underlying the estimation of the loss and loss adjustment expense reserves and we make adjustments that we believe the emerging data indicates. Any adjustments to reserves that are considered necessary are reflected in the results of operations in the period the estimates are changed.

Reinsurance Premiums Ceded. Under our primary medical professional liability reinsurance contract, certain premiums are ceded to other insurance companies. The reinsurance contract provides coverage for losses in excess of API’s retention of $250,000 on individual claims and beginning in 2002, $350,000 on multiple insured claims related to a single occurrence. The 2006 reinsurance contract provides for these same terms with API retaining 10% of the risk above the aforementioned $250,000 and $350,000 retention levels. The 2007 reinsurance contract provides for the same terms with API retaining 20% of the risk above the $250,000 and $350,000 retention levels. The reinsurance contracts for 2002 through 2007 contain variable premium ceding rates based on loss experience and thus, a portion of policyholder premium ceded to the reinsurers is calculated on a retrospective basis. The variable premium contracts are subject to a minimum and a maximum premium range to be paid to the reinsurers, depending on the extent of losses actually paid by the reinsurers. A provisional premium is paid during the initial policy year. The actual percentage rate ultimately ceded under these contracts will depend upon the development of ultimate losses ceded to the reinsurers under their retrospective treaties.

To the extent that estimates for unpaid losses and loss adjustment expenses change, the amount of variable reinsurance premiums may also change. The ceded premium estimates are based upon management’s estimates of ultimate losses and loss adjustment expenses and the portion of those losses and loss adjustment expenses that are allocable to reinsurers under the terms of the related reinsurance contracts. Given the uncertainty of the ultimate amounts of losses and loss adjustment expenses, these estimates may vary significantly from the ultimate outcome. In addition to the in-depth review of reserves for unpaid losses and loss adjustment expenses, periodically, API also has its outside consulting actuary review development in the reinsurance layer or excess of $250,000 retention for each open variable premium treaty year. Management reviews these estimates and any adjustments necessary are reflected in the period in which the change in estimate is determined. Adjustment to the premiums ceded could have a material effect on API’s results of operations for the period in which the change is made.

Reinsurance Recoverables.  Ceded reserves for loss and loss adjustment expenses are recorded as reinsurance recoverables. Reinsurance recoverables are the estimated amount of future loss payments that will be recovered from reinsurers, and represent the portion of losses incurred during the period that are estimated to be allocable to reinsurers. There are several factors that can directly affect the ability to accurately forecast the reinsurance recoverables. Many of the factors discussed above related to the sensitivities of forecasting total loss and loss adjustment expense reserves also apply when analyzing reinsurance recoverables. Since API cedes excess losses above $250,000 on individual claims and $350,000 on multiple insured claims, the trends related to severity significantly affect this estimate. Current individual claims severity can be above or fall below API’s retention level over the period it takes to resolve a claim. Furthermore, tort reform in Texas has been in effect since the latter part of 2003 and has lowered claim counts but the trends of severity payouts are only beginning to emerge.

Similar to the estimate for reserves, due to the long-tailed nature of the medical professional liability line of insurance, relatively small changes in the actuarial assumptions for trends, inflation, severity, frequency for projected ultimate loss and loss adjustment expense reserves can have a greater impact on the recorded balance for reinsurance recoverables than with most other property and casualty insurance lines. While we believe that our estimate for ultimate projected losses related to loss and loss adjustment expense is adequate based on reported and open claim counts, there can be no assurance that additional significant reserve enhancements will not be necessary in the future given the many variables inherent in such estimates and the extended period of time that it can take for claim patterns to emerge.

Reinsurance contracts do not relieve API from its obligations to policyholders. We continually monitor our reinsurers to minimize our exposure to significant losses from reinsurer insolvencies. Any amount found to be uncollectible is written off in the period in which the uncollectible amount is identified. We also require letters of credit from any reinsurance company that does not meet certain regulatory requirements, and/or credit ratings. As of June 30, 2007, all of our reinsurance contracts were with companies in strong financial condition, and management believes there is not a need to establish an allowance for uncollectible reinsurance recoverable. We have not experienced any material problems collecting from our reinsurers.

Stock-Based Compensation. In December 2004, the FASB issued a revision (“SFAS No. 123(R)”) to SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and we were required to adopt SFAS No. 123(R) in the first quarter of 2006.  SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related Interpretations, and requires that all stock-based compensation, including options, be expensed at fair value, as of the grant date, over the vesting period.  Companies are required to use an option pricing model (e.g.: Black-Scholes or Binomial) to determine compensation expense, consistent with the model previously used in the already required disclosures of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. The adoption of SFAS No. 123(R) has not had a material effect on the Company’s financial position, operations or cash flow.

At June 30, 2007, we have several stock-based compensation plans, which are described more fully in Notes 12 and 13 to the audited consolidated financial statements contained in our most recently filed Annual Report on Form 10-K. Prior to January 1, 2006, we accounted for these plans under the recognition and measurement principles of APB No. 25, under which stock-based employee compensation cost was not reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  In accordance with SFAS No. 123, as amended by SFAS No. 148, we provided footnote disclosure of the pro forma stock-based compensation cost, net loss and net loss per share as if the fair-value based method of expense recognition and measurement prescribed by SFAS No. 123 had been applied to all employee options.

Deferred Policy Acquisition Costs.    The costs of acquiring and renewing insurance business that vary with and are directly related to the production of such business are deferred and amortized ratably over the period the related unearned premiums and maintenance fees are earned. Such costs include commissions, premium taxes and certain underwriting and policy issuance costs. Deferred acquisition costs are recorded net of ceding commissions. Deferred policy acquisition costs are reviewed to determine if they are recoverable from future income, including investment income. If such costs are estimated to be unrecoverable, they are expensed in the period the determination is made.

Income Taxes. We compute income taxes utilizing the asset and liability method. We recognize current and deferred income tax expense, which is comprised of estimated provisions for federal income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all or some portion of the benefits related to the deferred tax assets will not be realized. We have not established a valuation allowance because we believe it is more likely than not our deferred tax assets will be fully recovered.  In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which we adopted on January 1, 2007. FIN 48 clarifies the accounting for income tax uncertainties. The company has developed and implemented a process based on the guidelines of FIN 48 to ensure that uncertain tax positions are identified, analyzed and properly reported in the company’s financial statements in accordance with SFAS 109. Based on all known facts and circumstances and current tax law, we believe that the total amount of unrecognized tax benefits as of January 1, and June 30, 2007, is not material to its results of operations, financial condition or cash flows. We also believe that the total amount of unrecognized tax benefits as of January 1, and June 30, 2007, if recognized, would not have a material effect on its effective tax rate. We further believe that there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the company’s results of operations, financial condition or cash flows.

RESULTS OF OPERATIONS

With the acquisition of API on April 1, 2007, our long-term consolidated revenue and earnings will be predominately derived from medical professional liability insurance provided through our Insurance Services segment. Prior to April 1, 2007, the historical results of operations of our Insurance Services segment were determined by the management fees we received from API pursuant to a management agreement and the expenses incurred in managing API’s operations such as personnel expenses, rent, office expenses and technology costs. The management agreement obligated API to pay management fees to us based on API’s earned premiums before payment of reinsurance premiums. The management fee percentage was 13.5% of API’s earned premiums. In addition, any pre-tax profits of API were shared equally with us (profit sharing) so long as the total amount of profit sharing did not exceed 3% of earned premiums. When we acquired API, our management agreement with API was terminated and our consolidated results of operations are no longer affected by management fees from API; but, rather our results of operations are now directly affected by premiums API earns from the sale of medical professional liability insurance, investment income earned on assets held by API, insurance losses and loss adjustment expenses relating to the insurance policies API writes as well as commissions and other insurance underwriting and policy acquisition expenses API incurs.

The following table sets forth selected historical financial and operating data for the Company. The results of operations for the six months ended June 30, 2007 refer to the historical financial and operating results of the Company prior to and subsequent to the acquisition of API on April 1, 2007. The three months ended June 30, 2007 includes only the historical financial and operating results of the Company subsequent to the acquisition of API on April 1, 2007.  For comparative purposes, we have also included on a pro forma basis the results of operations for the three months ended and six months ended June 30, 2007 and 2006 of the Company and API as if the acquisition had occurred on January 1, 2007 and 2006, respectively. Any reference in the MD&A Section below to “on a pro forma basis” is as if the Company acquired API on January 1, 2007 and 2006, respectively.

The income statement data below for the three months and six months ended June 30, 2007 and 2006, is derived from our consolidated unaudited financial statements which management believes incorporate all of the adjustments necessary for the fair presentation of the financial condition and results of operations for such periods. All information is presented in accordance with GAAP, but may not be comparable as data stated for periods 2006 and later were impacted by the implementation of SFAS No. 123(R). Actual financial results through June 30, 2007 may not be indicative of future financial performance. Equity compensation of approximately $1,200,000 related to our acquisition of API is included in the six-month period ended June 30, 2007.

	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
	Actual	Actual	Pro forma	Pro forma	Actual	Actual	Pro forma	Pro forma
Income Statement Data:				(in thousands)
Gross premiums and maintenance fees written -direct and assumed	$15,045	$-	$15,045	$17,324	$15,045	$-	$30,511	$37,439
Premiums ceded	3,418	-	3,418	522	3,418	-	1,011	(2,255)
Change in unearned premiums and maintenance fees	1,983	-	1,983	1,845	1,983	-	5,235	2,138

Net premiums and maintenance fees earned	20,446	-	20,446	19,691	20,446	-	36,757	37,322
Investment income, net of investment expenses	2,506	223	2,506	1,842	2,839	419	4,666	3,548
Realized capital gains (losses) - net	(49)	12	(49)	34	(464)	20	(257)	143
Management services	36	3,175	36	-	3,695	6,830	36	-
Financial services	6,972	4,763	6,972	4,662	12,189	8,335	11,882	8,119
Other revenue	16	41	16	88	34	53	49	189
Total revenues	29,927	8,214	29,927	26,317	38,739	15,657	53,133	49,321
Losses and loss adjustment expenses	3,162	-	3,162	6,572	3,162	-	14,126	18,222
Other underwriting expenses	2,434	-	2,434	2,241	2,434	-	5,791	4,880
Change in deferred policy acquisition costs	157	-	157	109	157	-	298	71
Management services expenses	-	2,647	-	-	3,823	5,401	-	-
Financial services expenses	6,330	4,160	6,330	4,158	10,692	7,445	10,767	7,443
General and administrative expenses	1,421	479	1,421	1,724	2,192	998	2,326	2,133
Loss from impairment of goodwill	1,247	-	1,247	1,247	1,247	-	1,247	1,247
Total expenses	14,751	7,286	14,751	16,051	23,707	13,844	34,555	33,996
Income from operations	15,176	928	15,176	10,266	15,032	1,813	18,578	15,325
Income tax expense	5,368	329	5,368	3,708	5,319	651	6,511	5,224
Minority interests	1	1	1	1	1	2	2	2
Net income before extraordinary gain	9,807	598	9,807	6,557	9,712	1,160	12,065	10,099
Extraordinary gain, net of taxes	2,264	-	2,264	-	2,264	-	2,264	-
Net income	$12,071	$598	$12,071	$6,557	$11,976	$1,160	$14,329	$10,099

	As of June 30,2007	As of December 31, 2006
	Historical	Historical	Pro forma
Balance Sheet Data:
Cash and cash equivalents and investments	$223,193	$27,161	$172,215
Premiums and maintenance fees receivable	16,270	-	16,493
Reinsurance recoverables	25,854	-	28,491
All other assets	18,060	9,115	22,006
Total Assets	283,377	36,276	239,205
Reserve for losses and loss adjustment expenses	109,816	-	110,089
Unearned premiums and maintenance fees	34,562	-	39,786
All other liabilities	35,547	6,687	25,562
Total Liabilities	179,925	6,687	175,437
Minority interest	22	21	21
Total Shareholders' Equity	$103,430	$29,568	$63,747

The discussion that follows should be read in connection with the unaudited Condensed Financials Statements and Notes thereto included elsewhere in this report. For additional information regarding the pro forma results of operations of the Company and API had the transaction occurred on January 1, 2007 and 2006, respectively, please see Note 3 to the Unaudited Financial Statements.

Revenues increased $21,713,000 (264%) to $29,927,000 from $8,214,000 and $23,082,000 (147%) to $38,739,000 from $15,657,000 for the three month and six month periods ended June 30, 2007, respectively, compared to the same periods in 2006. Our income from operations increased $14,248,000 (1,535%) to $15,176,000 from $928,000 and $13,219,000 (729%) to $15,032,000 from $1,813,000 in the three and six month periods ended June 30, 2007, respectively, compared to the same periods in 2006. Our net income increased $11,473,000 (1,919%) to $12,071,000 from $598,000 and $10,816,000 (932%) to $11,976,000 from $1,160,000 in the three and six month periods ended June 30, 2007, respectively, compared to the same periods in 2006. Lastly, our diluted net income per share increased $2.16 (1,029%) to $2.37 from $0.21 and $2.57 (643%) to $2.97 from 0.40 in the three and six month periods ended June 30, 2007, respectively, compared to the same periods in 2006. The reasons for these changes are described below.

Gross premiums and maintenance fees written. Gross premiums and maintenance fees written increased to $15,045,000 from $0 for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006 as a result of the acquisition of API on April 1, 2007.  On a pro forma basis, gross premiums and maintenance fees written decreased $2,279,000 (13%) to $15,045,000 from $17,324,000 and $6,928,000 (19%) to $30,511,000 from $37,439,000 for the three and six month periods ended June 30, 2007, respectively, compared to the same periods in 2006.  While API increased in the number of policyholders to 4,802 at June 30, 2007 from 4,340 at June 30, 2006, gross premiums and maintenance fees written decreased due to rate decreases which averaged 17% and 17% for the three and six months ended June 30, 2007.

Premiums Ceded. Premiums ceded decreased to $3,418,000 from $0 for the three and six months ended June 30, 2007, as compared to the same periods in 2006 as a result of the acquisition of API on April 1, 2007. On a pro forma basis, premiums ceded expenses decreased $2,896,000 (555%) to $3,418,000 from $522,000 and $3,266,000 to $1,011,000 from ($2,255,000) for the three and six months ending June 30, 2007, respectively, as compared to the same periods in 2006. The reinsurance contracts beginning in 2002 through 2007 are variable premium treaties that have various minimum and maximum rates. The actual premium rate will depend upon the ultimate losses ceded to the reinsurer under the related treaty. The Company, supported by outside consulting actuarial reviews, continually monitors the development of claims subject to reinsurance and adjusts premiums ceded for estimated profit sharing provisions based on claims development in the reinsurance layers. The decrease in premiums ceded of $2,896,000 and $3,266,000 for the three months and six months ended June 30, 2007, as compared to the same period in 2006, is primarily the result of lower estimated ceding rates due to lower estimated loss and loss adjustment expenses for prior treaty years 2002 through 2006. This prior year favorable development in the reinsurance layer resulted in us recognizing $5,636,000 as a reduction to ceded premiums in the second quarter of 2007 as compared to $4,310,000 of prior year favorable development in the second quarter of 2006. Additionally, API increased its participation in the excess loss treaty from 10% in 2006 to 20% of any claim in excess of $250,000 on individual claims and $350,000 on multiple insured claims in 2007, which resulted in a lower cost of reinsurance than in 2006. API increased its retention in 2006 and 2007 based on decreases in claims experience since the passage of tort reform legislation in 2003.

Net Premiums and Maintenance Fees Earned.  Net premiums and maintenance fees earned increased by $20,446,000 from $0 for the three and six months ended June 30, 2007 as compared to the same periods in 2006 as a result of the acquisition of API on April 1, 2007. On a pro forma basis, net premiums and maintenance fees earned increased by $755,000 (4%) to $20,446,000 from $19,691,000 and decreased by $565,000 (2%) to $36,757,000 from $37,322,000 for the three and six months ended June 30, 2007 as compared to the same periods in 2006. The increase for the three months ending June 30, 2007 as compared to the same comparable period in 2006 was due to favorable development of $5,636,000 on the 2002-2006 variable premium reinsurance treaties offset by average rate decreases of 17% for the three months ended June 30, 2007. The decrease for the six months ended June 30, 2007 as compared to the same comparable period in 2006 was due to average rate decreases of 17% offset by the favorable development of $5,636,000 on the 2002-2006 variable premium treaties discussed in the preceding paragraph.

Investment Income.  Investment income, net of investment expenses increased by $2,283,000 (1024%) to $2,506,000 from $223,000 and $2,420,000 (578%) to $2,839,000 from $419,000 for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006 as a result of the acquisition of API on April 1, 2007. On a pro forma basis, investment income, net of investment expenses, increased by $664,000 (36%) to $2,506,000 from $1,842,000 and $1,118,000 (32%) to $4,666,000 from $3,548,000 and  for the three and six months ended June 30, 2007 as compared to the same comparable periods for 2006. Invested assets for insurance services segment increased by $41,445,000 (36%) to $157,680,000 at June 30, 2007 from $116,235,000 at June 30, 2006 resulting in the increase in investment income. The increase in invested assets resulted primarily from our secondary common stock offering as well as from positive net cash flow from operating activities.

Realized Capital Gains (Loss). Realized capital gains (loss) decreased by $61,000 to ($49,000) from $12,000 and $484,000 to ($464,000) from $20,000 for the three and six months ended June 30, 2007, respectively, as compared to same periods in 2006. The decrease of $61,000 for the three months ended June 30, 2007 as compared to the same period in 2006 is due to other than temporary impairment charges of $231,000 resulting from fair market value declines in our investment in Financial Industries Corporation (“FIC”) common stock offset by net realized gains in quarter ended June 30, 2007 of $182,000. For the quarter ended June 30, 2006 there were no impairment charges for our FIC investment and net realized capital gains totaled only $13,000.

The decrease of $484,000 for the six months ended June 30, 2007 as compared to the same period in 2006, is due to other than temporary impairment charges of $655,000 resulting from fair market declines in our investment in FIC offset by net realized gains of $270,000 for the six months ended. For six months ended June 30, 2006, there were no impairment charges for our FIC investment and net realized capital gains totaled only $13,000.

Management Services Revenue. Prior to the acquisition of API, the historical results of operations of our insurance services segment were determined by the management fees we received from API pursuant to a management agreement and the expenses incurred in managing API’s operations.  When we acquired API on April 1, 2007, our management agreement was terminated and as such is no longer included in our consolidated results of operations. Management services revenue decreased by $3,139,000 (99%) to $36,000 from $3,175,000 and $3,135,000 (46%) to $3,695,000 from $6,830,000 for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. As a result of our acquisition of API, we recorded management fee revenue including the contingent management fee only through the quarter ended March 31, 2007. However, comparable periods for the three months and six months ended June 30, 2006 include management fee revenue on an annual basis.

Financial Services Revenues. Our financial services revenue increased by approximately $2,209,000 (46%) to $6,972,000 from $4,763,000 and $3,854,000 (46%) to $12,189,000 from $8,335,000 in the three and six month periods ended June 30, 2007, respectively, compared to the same period in 2006. The current year increases were due to higher commission revenues earned at APS Financial, the broker/dealer division of our financial services segment, which derives most of its revenue from transactions in the fixed income market, in both investment and non-investment grade securities. Commission revenues from securities trading increased $1,382,000 (46%) and $3,395,000 (61%) in the three and six month periods ended June 30, 2007, respectively, compared to the same period in 2006. Revenue from investment grade trading continues to be relatively flat in an interest rate environment in which the Federal Reserve raised rates seventeen times (for a total of 425 basis points) between June 2004 and June 2006, followed by no change in policy since then. Revenue from trading of non-investment grade securities (high yield bonds) was generally much more active during the first half of this year compared to the first half of 2006 due to our customer activity in investments of certain distressed and bankruptcy companies, with our most active sectors of trading in the airline and energy industries. Also contributing to our increased revenues was the continued growth of transactions in bank debt and trade claims which were up $790,000 and $1,140,000 for the current year three and six month periods, respectively.

Loss and Loss Adjustment Expenses.  Loss and loss adjustment expenses increased to $3,162,000 from $0 for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006, as a result of the acquisition of API on April 1, 2007. On a pro forma basis, loss and loss adjustment expenses decreased by $3,410,000 (52%) to $3,162,000 from $6,572,000 for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. For the three months ended June 30, 2007, current accident year loss and loss adjustment expenses totaled $11,661,000 based on 75 claims reported and prior year losses developed favorably $8,499,000 as a result of reductions in our estimates of claims severity, principally the 2002 through 2006 report years. For the three months ended June 30, 2006, current accident year loss and loss adjustment expenses were $8,471,000 based on 183 claims reported and prior year losses developed favorably $1,899,000. For the six months ended June 30, 2007 we decreased loss and loss adjustment expenses by $4,096,000 (22%) to $14,126,000 from $18,222,000 for the same comparable period in 2006. Overall reported claims counts decreased by 99 to 187 for the six months ended June 30, 2007, as compared to the same period in 2006 and prior year losses developed favorably by $8,440,000 as a result of reductions in claims severity as discussed above. The effects of 2003 tort reform in Texas on average claim severity post-reform are emerging favorably and resulting in improved claim development patterns. Since the passage of reform, API has favorably settled a number of post-tort reform claims from the 2004 and 2005 report years. Even though reported claims have decreased for the three and six months ended June 30, 2007 as compared to the same periods in 2006, we increased our current accident year loss and loss adjustment expenses due to increases in policyholder count from 4,340 as of June 30, 2006 to 4,802 as of June 30, 2007.

We continually review and update the data underlying the estimation of the loss and loss adjustment expense reserves and make adjustments that we believe the emerging data warrant. Any adjustments to reserves that are considered necessary are reflected in the results of operations in the period the estimates are changed. As of June 30, 2007, we continue to reserve at the upper end of the reserve range.

Other Underwriting Expenses and Net Change in Deferred Acquisition Costs.  Other underwriting expenses increased to $2,434,000 from $0 for the three and the six months ended June 30, 2007, respectively, as compared to the same periods in 2006 as a result of the acquisition of API on April 1, 2007. On a pro forma basis, other underwriting expenses increased by $193,000 (9%) to $2,434,000 from $2,241,000 and $911,000 (19%) to $5,791,000 from $4,880,000 for the three months and the six months ended June 30, 2007, respectively, as compared to the same periods in 2006. Other underwriting expenses consist primarily of commissions to agents, premium taxes and other general underwriting expenses related to managing our insurance services segment. The increase of $193,000 for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 is mainly due to an increase in other general underwriting expenses. The increase of $911,000 for the six months ended June 30, 2007, as compared to June 30, 2006, is mainly attributable to an expense recognized for the fully-vested stock options awarded to the former board members of API pursuant to the terms of our acquisition of API, and equity awards to employees who were instrumental in accomplishing the acquisition. The total cost recognized during the six months ended for these equity awards amounted to approximately $1,200,000. Net change in deferred acquisition costs increased to $157,000 from $0 for the three months and the six months ended June 30, 2007, respectively, as compared to the same periods in 2006 as a result of the acquisition of API on April 1, 2007.  On a pro forma basis, the net change in deferred acquisition costs, which is comprised of the change in deferred and amortized commissions paid to agents on new and renewal business and deferred and amortized premium taxes, increased for three months ending June 30, 2007 by $48,000 (44%) to $157,000 from $109,000 for the comparable period in 2006 due to the amortization of expenses exceeding new costs capitalized. Deferred acquisition costs increased for six months ending June 30, 2007, by $227,000 (320%) to $298,000 from $71,000 for the comparable period in 2006 due to the amortization of expenses exceeding new costs capitalized.

Management Service Expenses. Prior to the acquisition of API, the historical results of operations of our insurance services segment were determined by the management fees we received from API pursuant to a management agreement and the expenses incurred in managing API’s operations.  When we acquired API on April 1, 2007, our management agreement was terminated and as such is no longer included in the consolidated results of operations of the Company. Thus, as a result of the merger, insurance management services expenses decreased by $2,647,000 (100%) to $ 0 from $2,647,000 and $1,578,000 (29%) to $3,823,000 from $5,401,000 in the three and six month periods ended June 30, 2007, respectively, compared to the same periods in 2006. Insurance services expenses were recorded only through the quarter ended March 31, 2007. However, comparable periods for the three months and six months ended June 30, 2006 include insurance services expenses on an annual basis.

Financial Services Expenses. Our financial services expenses increased $2,170,000 (52%) to $6,330,000 from $4,160,000 and $3,247,000 (44%) to $10,692,000 from $7,445,000 in the three and six month periods ended June 30, 2007, respectively, compared to the same periods in 2006. The primary reason for the current year increase is a $1,582,000 (60%) and $2,584,000 (56%) increase in commission expense in the current year three and six month periods, respectively, compared to the same periods in 2006. This resulted from the increase of commissions paid on non-investment grade bond and trade claim transactions mentioned above. In addition, incentive compensation costs rose $425,000 (134%) and $597,000 (162%) in the current three and six months, respectively, as a result of increased profits and surpassing certain minimum thresholds earlier in the year. Legal expenses were higher by $128,000 (178%) and $149,000 (120%) for the current year three and six months, respectively, due to costs incurred for litigation concerning certain transactions and for expenses to further our efforts to become compliant with the Sarbanes-Oxley Act of 2002.

General and Administrative Expenses. General and administrative expenses increased $942,000 (197%) to $1,421,000 from $479,000 and $1,194,000 (120%) to $2,192,000 from $998,000 in the three month and six month periods ended June 30, 2007, respectively, compared to the same periods in 2006. The increase in general and administrative expenses of $942,000 for the three months ended June 30, 2007 includes higher salaries of $108,000 or 61% resulting from our hiring a new Chief Operating Officer and new administrative assistant in April of 2007; higher incentive compensation of $508,000 or 203%, a formula-driven expense that is higher in 2007 due to the large increase in net earnings; higher board fees of $122,000 or 346% resulting from a greater number of directors and a greater number of board meetings necessitated by the merger with API and the common stock secondary offering; and higher professional fees of $66,000 or 758% resulting from internal control expenditures to further our efforts to become compliant with the Sarbanes-Oxley Act of 2002. The increase in general and administrative expenses of $1,194,000 for the six months ended June 20, 2007 includes all of the above explanations, with greater dollar variances, in addition to deferred compensation awards of $159,000 in the first quarter of 2007 resulting from completion of the merger.

Loss from Impairment of Goodwill. Goodwill arose upon the repurchase of an interest in APS Insurance Services from a minority holder in 2003. Goodwill was determined to exist based on earnings expected to be generated from the management agreement with API. With our purchase of API and termination of the management agreement the question of impairment of the goodwill was raised. Upon review, we determined that the original circumstances creating the goodwill no longer exist and that the entire $1,247,000 balance is impaired and was written down in the quarter ended June 30, 2007.

Minority Interest. Minority interest represents a 3% interest in Asset Management, a subsidiary within our financial services segment, owned by key individuals within Asset Management.

Extraordinary Gain. Our extraordinary gain represents the excess of the assets received over the costs to acquire all of the issued and outstanding stock of API. The business combination is being accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based on fair values at April 1, 2007, the date of acquisition. The total purchase price was approximately $45,167,000 and consisted of consideration of 1,982,499 shares of the Company’s common stock, valued at a per share price of $17.635, or $34,961,000 in aggregate, $35,000 in cash paid in lieu of fractional shares of common stock, 10,197.95 shares of preferred stock valued at $9,179,000, plus costs to complete the acquisition of $992,000. The net fair value of the assets acquired and the liabilities assumed was $47,431,000. The resulting excess of assets received over costs to acquire was recorded as an extraordinary gain in accordance with SFAS No. 141, “Accounting for Business Combinations”

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of our liquidity for the six months ended June 30, 2007, are funds provided by insurance premiums collected, net investment income, recoveries from reinsurers and proceeds from the maturity and sale of invested assets and principal receipts from our mortgage-backed securities. In addition, a large non-recurring source of funds in 2007 resulted from our secondary common stock offering of 2,000,000 shares as well as a subsequent over-allotment sale of 315,000 shares. The primary uses of cash are losses, loss adjustment expenses, operating expenses, the acquisition of invested assets and fixed assets, reinsurance premiums and federal income taxes.

Cash Flows. Our total cash and cash equivalents balance at June 30, 2007, was $22,175,000, an increase of $17,933,000  (423%) in the current year as cash provided by operating and financing activities more than offset net cash used in investing activities. Our cash flows provided from operating activities totaled $11,570,000 for the current year on the strength of net income before extraordinary gains of $9,712,000. Our insurance segment generated the bulk of the cash received from operating activities, the result of increased premium and maintenance fee receipts and decreased claims payouts. Cash provided by financing activities contributed $27,427,000 for the six months ended June 30, 2007 as a result of cash received from our secondary offering of common stock totaling approximately $30,237,000. Partially offsetting this was a dividend paid to our common stock shareholders ($1,416,000) and a partial redemption of our preferred stock ($1,018,000). Our cash flows used in investing activities totaled $21,064,000 in 2007 primarily as a result of purchases of available-for-sale fixed income securities in excess of proceeds from their sale. Partially offsetting this use of cash from investing activities was cash totaling $9,910,000 received as part of the assets acquired from our acquisition of API. For details of the amounts described above, refer to the Condensed Consolidated Statements of Cash Flows on page 7 of this Form 10-Q.

Historically, we have maintained a strong working capital position and, as a result, we have been able to satisfy our operational and capital expenditure requirements with cash generated from our operating and investing activities. These same sources of funds have also allowed us to pursue investment and expansion opportunities consistent with our growth plans. Although there can be no assurance our operating activities will provide positive cash flow in 2006, we are optimistic that our working capital requirements will be met for the foreseeable future for the following reasons: (1) our current cash position is very strong, with a balance of approximately $22,000,000; (2) a large portion of our approximate $200,000,000 investment portfolio is in short-term, highly liquid bonds and other fixed income securities, and (3) we renewed a line of credit in April 2007 that is described below.

Line of Credit. We renewed a $3,000,000 line of credit that was originally established in November 2003 with PlainsCapital Bank. The loan calls for interest payments only to be made on any amount drawn until April 15, 2008, when the entire amount of the note, principal and interest then remaining unpaid, becomes due and payable. At June 30, 2007, there had never been any advances taken against this revolving promissory note.  We are in compliance with the covenants of the loan agreement, including requirements for a minimum of $5,000,000 of unencumbered liquidity and a minimum 2 to 1 net worth ratio.

Capital Expenditures. In April 2007 we entered into a contract with a vendor to provide us with, and assist in the implementation of an integrated policy and claims administration system. The total cash flow for the project is anticipated to be approximately $2,100,000 over the next 15 to 18 months.  Our capital expenditures for equipment were $484,000 in the first six months of 2007 of which approximately $390,000 were expenditures related to the initial phase of this software implementation project. We expect capital expenditures for the remainder of 2007 to be approximately $650,000 for this system upgrade project and are expected to be funded through cash on hand.

Restrictions on Dividends by API. In addition to restrictions on dividends and distributions applicable to all Texas stock insurance companies, for so long as any Series A redeemable preferred stock is outstanding, the Texas Department of Insurance prohibits API from paying dividends to us in any fiscal year unless and until we have complied with our redemption and dividend payment obligations to the holders of our Series A redeemable preferred stock for that year. We have also agreed that, without prior approval of the Texas Department of Insurance, aggregate annual distributions to us in respect of API’s capital stock may not exceed the lesser of 10% of API’s prior year-end policyholder statutory earned surplus or API’s prior year net income, and in no event may exceed API’s statutory earned surplus.

Escrow Account. In connection with the API acquisition, the Texas Department of Insurance has required us to place $2,500,000 into an escrow account with a bank, to remain in escrow until the aggregate remaining redemption and dividend obligation relating to our Series A redeemable preferred stock is less than the amount of the escrow balance. No withdrawals may be made from this escrow account without prior approval from the Texas Department of Insurance.

ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statement Nos. 133 and 140. SFAS No. 155 becomes effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. We do not expect the adoption of this standard to have a material effect on our financial position, results of operations or cash flows.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which we adopted on January 1, 2007. FIN 48 clarifies the accounting for income tax uncertainties. The company has developed and implemented a process based on the guidelines of FIN 48 to ensure that uncertain tax positions are identified, analyzed and properly reported in the company’s financial statements in accordance with SFAS 109. Based on all known facts and circumstances and current tax law, we believe that the total amount of unrecognized tax benefits as of January 1, and June 30, 2007 is not material to its results of operations, financial condition or cash flows. We also believe that the total amount of unrecognized tax benefits as of January 1, and June 30, 2007, if recognized, would not have a material effect on its effective tax rate. We further believe that there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the company’s results of operations, financial condition or cash flows.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards, or SFAS No. 157, “Accounting for Fair Value Measurements”, effective for fiscal years beginning after November 15, 2007. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. We do not expect the adoption of this standard to have a material effect on our financial position, results of operations or cash flows.

In February, 2007 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 159, “Accounting for the Fair Value Option for Financial Assets and Financial Liabilities” an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  We do not expect the adoption of this standard to have a material effect on our financial position, results of operations or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are principally exposed to three types of market risk related to our investment operations, including credit risk, interest rate risk, and equity price risk. The term market risk refers to the risk of a loss arising from adverse changes in market rates and prices such as interest rates, credit risk, equity prices and foreign currency exchange rates.

We invest our assets primarily in fixed-maturity securities, which as of June 30, 2007 and December 31, 2006 comprised approximately 94% and 79% of total investments at market value. As of June 30, 2007 and December 31, 2006, the fair value of investments in fixed maturity securities was $188,906,000 and $16,636,000. The significant increase in fixed-income maturities is the result of the acquisition of API on April 1, 2007.

The fixed-income maturities consist predominately of investment grade U.S. government agency and non-agency collateralized mortgage obligations and U.S. government agency mortgage-backed bonds for the purpose of generating ample cash flow to meet claim funding requirements while maintaining a reasonable investment yield.

We have exposure to credit risk primarily as a holder of fixed-income securities. We control this exposure by emphasizing investment grade quality in the fixed-income securities we purchase. At June 30, 2007 and at December 31, 2006, 100% of our fixed-income portfolio consisted of investment grade securities. We believe that this concentration of investment grade securities limits our exposure to credit risk on its fixed-income investments.

The value of the fixed-income maturities are also subject to interest rate risk. As market interest rates decrease, the value portfolio increases with the opposite holding true in rising interest rate environments. All of our fixed income securities are designated as available-for-sale and, accordingly, are presented at fair value on our balance sheets. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. We believe we are in a position to keep our fixed-income investments until maturity since we do not invest in fixed maturity securities for trading purposes.

Equity securities comprised approximately 5% and 20% of total investments at market value as of June 30, 2007 and December 31, 2006, respectively. As of June 30, 2007 and December 31, 2006, the fair value of investments in equity securities was $9,731,000 and $4,403,000, respectively.

Equity securities are subject to equity price risk, which is defined as the potential for loss in market value due to a decline in equity prices. The value of common stock equity investments is dependent upon the general conditions in the securities markets and the business and financial performance of the individual companies in the portfolio. Values are typically based on future economic prospects as perceived by investors in the equity markets. We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that such declines in the fair value of such assets below our accounting basis are other-than-temporary. An additional impairment charge was taken in the current quarter on our investment in Financial Industries Corporation (“FIC”) having previously resolved that declines in FIC’s stock price will be considered to be “other than temporary” as defined in Statements of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, as amended. Our policy in regards to our investment in FIC is that we will record pretax charges to earnings should the common stock price on the last day of each interim or annual period fall below the adjusted cost basis of our investment in FIC. During the three months ended June 30, 2007, that charge totaled $231,000, bringing the total amount written off in 2007 to $655,000. As a consequence of these write-downs, our basis in this stock has declined to $5.90 per share which equals the fair market value of FIC common stock at June 30, 2007. While we continue to have the ability and the intent to hold the stock indefinitely, we concluded that the additional uncertainty created by FIC’s late SEC filings, together with its continued de-listing from any national stock exchanges, dictated that the current quarter decline should be viewed as other than temporary. We will continue to monitor and evaluate the situation at FIC.

The remainder of the investment portfolio consists of cash and highly liquid short-term investments.

As mentioned above, our invested assets are subject to interest rate risk and equity risk. The following table presents the effect as of June 30, 2007 on current estimated fair values of the fixed-maturity securities available-for-sale and equity securities assuming a 100-basis point (1%) increase in market interest rates and a 10% decline in equity prices.

	Carrying Value	Estimated Fair Value at Current Market Rates/Prices	Estimated Fair Value at Adjusted Market Rates/Prices (1)
		(in thousands)
Interest rate risk:
Fixed-maturities; available for sale	$188,906	$188,906	$176,794
Equity price risk:
Equity securities	9,731	9,731	8,758

(1)

Adjusted rates assume a 100 basis point (1%) increase in market rates for fixed rate securities and a 10% decline in equity market values.

For all our financial assets and liabilities, we seek to maintain reasonable average durations, consistent with the maximization of income, without sacrificing investment quality and providing for liquidity and diversification.

The estimated fair values at current market rates for financial instruments subject to interest rate risk and equity risk in the table above are the same as those included elsewhere herein. The estimated fair values are calculated using simulation modeling based on the most likely outcome, assuming a 100-basis point shift in interest rates.

This sensitivity analysis provides only a limited, point-in-time view of the market risk sensitivity of certain of our financial instruments. The actual impact of market interest rate and price changes on the financial instruments may differ significantly from those shown in the sensitivity analysis. The sensitivity analysis is further limited, as it does not consider any actions that we could take in response to actual and/or anticipated changes in interest rates and equity prices.

We are also subject to credit risk with respect to our reinsurers. Although our reinsurers are liable to us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have reinsured. As a result, reinsurance agreements do not limit our ultimate obligations to pay claims to policyholders and we may not recover claims made to our reinsurers.

Additionally, our revenues generated through commissions at our financial services segment also expose us to market risk. Changes in interest rates could have an impact at our broker/dealer subsidiary, APS Financial. The general level of interest rates may trend higher or lower in 2007, and this move may impact our level of business in different fixed-income sectors. If a generally improving economy is the impetus behind higher rates, then while our investment grade business may drop off, our high yield business might improve with improving credit conditions. A volatile interest rate environment in 2007 could also impact our business as this type of market condition can lead to investor uncertainty and their corresponding willingness to commit funds.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, and under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of these disclosure procedures. Based on this evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance of achieving management’s desired controls and procedures objectives.

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

ITEM 1A.  RISK FACTORS

Our geographic concentration means that our insurance business performance may be affected by economic, regulatory and demographic conditions of our operations within the State of Texas.

Our insurance business is concentrated in Texas, in which we generated 99% of our premiums written for the three months ended June 30, 2007.  Accordingly, unfavorable economic, regulatory and demographic conditions in Texas would negatively impact our business. Our insurance services business is focused exclusively on medical professional liability insurance. In the event there is meaningful change in the existing legislation and claims environment, our financial condition and results of operations could be adversely affected. We may be exposed to greater risks than those faced by insurance companies that conduct business over a larger geographic area. For example, our geographic concentration could subject us to pricing pressure as a result of market or regulatory forces.

Our Insurance Services subsidiaries operate in highly competitive businesses against competitors with greater financial, marketing, technological and other resources.

The insurance industry is highly competitive. Many of our competitors possess greater financial, marketing, technological and other resources. We may not be able to continue to compete successfully.

All of our revenue from the Insurance Services segment is attributable to API. API competes with several insurance carriers, including Medical Protective Insurance Services Inc., Texas Medical Liability Trust (“TMLT”), ProAssurance Corporation, The Doctors Company, Advocate MD RPG, Inc., and the Texas Medical Liability Insurance Underwriting Association, which is the state-sponsored insurer of last resort. We consider these companies API’s competitors because they are the companies to which policyholders who cancel their policies with API typically move. Many of our competitors have greater financial strength and broader resources than us. We compete with these companies on a variety of factors including price, customer service, expertise in claims handling, policy coverage, risk management services and financial strength. In premiums written and asset size, Medical Protective Insurance Services Inc., TMLT, ProAssurance Corporation and The Doctors Company are significantly larger than API, and Advocate MD RPG, Inc. is smaller than API. Texas Medical Liability Insurance Underwriting Association is larger than API in terms of asset size and smaller than API in terms of annualized earned premiums. We do not have the capacity to write the volume of business equal to that of some of the other major carriers. With the implementation of tort reform in late 2003, additional companies have re-entered, and other national companies may re-enter the Texas market, resulting in further increases in competition. As a result of this increased competition, API continues to face price pressure on both existing renewals and new business.

Our largest insurance competitor, TMLT was established under the provisions of a statute that authorized a statewide association of physicians or dentists to create a trust to self-insure its members. By statute, only members of the founding association may obtain insurance from TMLT. TMLT is subject to limited government regulation in comparison to other insurance companies, such as API, in regards to statutory financial reporting and financial examinations by the Texas Department of Insurance. TMLT further benefits from a low-cost structure as it is not required to pay premium taxes and does not participate in the guaranty association. As a result, we are at a competitive disadvantage in competing against TMLT.

Our reliance on key executives could affect our results of operations.

We believe that our success depends on the efforts and abilities of a relatively small group of our executive personnel. The loss of services of one or more of these key executives could have a material adverse effect on our business. We do not maintain key man life insurance on any of our key executives. We have identified our key executives as: Kenneth S. Shifrin, chairman of the board and chief executive officer; Timothy LaFrey, president and chief operating officer; George Conwill, president of APS Investment Services; Maury Magids, president of APS Insurance Services, Inc.; and William Hayes, chief financial officer. In 2000, Mr. Shifrin was diagnosed with chronic lymphocytic leukemia. The treatments Mr. Shifrin is taking for this condition in 2007 may have an impact on the amount of time he will be able to devote to our business and that worsening of the effects of this condition could further reduce our access to Mr. Shifrin’s services, which could adversely affect our business.

If we do not effectively price our insurance policies, then our financial results will be adversely affected.

Our premium rates are established when coverage is initiated and based on factors that include estimates of expected losses generated from the policies we underwrite. We analyze many factors when pricing a policy, including the policyholder’s prior loss history, medical specialty and practicing territory. If we under price our insurance policies, actual costs for providing insurance coverage to policyholders may be significantly higher than associated premiums. When initiating coverage on a policyholder, we must rely on information provided by the policyholder or previous carriers to properly estimate future claims exposure. If any information is inaccurate, we could under price our policies by using claims estimates that are too low. As a result, actual costs for providing insurance coverage to policyholders may be significantly higher than associated premiums. We assume the risk that policies in force were written at inadequate premium rates.

If our relationships with certain of our independent agencies, one of which accounts for a significant part of our business, were terminated, our financial condition and results of operations could be materially adversely affected.

We market and sell our insurance products through a group of approximately 22 active independent, non-exclusive insurance agents. In addition, for the three months ended June 30, 2007, approximately 45% of our gross premiums written were produced by one agency. This agency also serves as API’s primary reinsurance broker.

We do not have exclusive arrangements with our agents, and either party can terminate the relationship at any time. These agents are not obligated to promote our products and also sell our competitors’ products. We must offer medical professional liability insurance products and services that meet the requirements of these agents and their customers. We must also provide competitive commissions to these agents.

Thus, our relationships with our distribution partners may not continue or may continue under terms that are not as favorable to us as our current agreements. Also, if we do not maintain good relationships with the agents with whom we contract to sell our products, these agents may sell our competitors’ products instead of ours or may direct less desirable risks to us, and our revenues or profitability may decline. In addition, these agents may find it easier to promote the broader range of programs of some of our competitors than to promote our single-line medical professional liability insurance products. The loss of a number of our independent agents or the failure of these agents to successfully market our products could result in lower gross premiums written and have a material adverse effect on our financial condition and results of operations if we are unable to replace them with agents that produce comparable premiums.

Loss reserves in our insurance services business are based on estimates and may be inadequate to cover actual loss and loss adjustment expenses.

As a risk-bearing insurance entity, we must establish and maintain reserves for our estimated liability for losses and loss adjustment expenses in our Insurance Services business. We establish loss reserves in our financial statements that represent an estimate of amounts needed to pay and administer claims with respect to insured events that have occurred, including events that have not yet been reported to us. Loss reserves are estimates of the ultimate cost of individual claims based on actuarial estimation techniques and are inherently uncertain. Judgment is required in applying actuarial techniques to determine the relevance of historical payment and claim closure patterns under current facts and circumstances. We periodically review our established reserves and may adjust reserves based on the results of these reviews. If we change our estimates, these changes are reflected in results of operations during the period in which they are made. These adjustments could be significant.

As a holding company, our financial condition and results of operations are dependent on our subsidiaries and our ability to pay expenses and dividends will be dependent on our ability to receive dividends from our subsidiaries, which may be restricted.

We are principally a holding company with assets consisting primarily of cash, investment securities and the capital stock of our subsidiaries. Consequently, our ability to pay our operating expenses, make redemption payments on our Series A redeemable preferred stock and service our other indebtedness is dependent upon the earnings of our subsidiaries and our ability to receive funds from such subsidiaries through loans, dividends or otherwise. Our subsidiaries are legally distinct entities and have no obligation, contingent or otherwise, to make funds available to us for such obligations. In addition, our subsidiaries’ ability to make such payments is subject to applicable state laws and claims of our subsidiaries’ creditors will generally have priority as to the assets of such subsidiaries. Accordingly, our subsidiaries may not be able to pay funds to us sufficient to enable us to meet our obligations. The ability of API to pay dividends to us or redeem any of the API preferred stock that we hold is subject to regulation by the Texas Department of Insurance. In addition to restrictions on dividends and distributions applicable to all Texas stock insurance companies, for so long as any of our Series A redeemable preferred stock is outstanding, the Texas Department of Insurance prohibits API from paying dividends to us on the API common stock that we hold in any fiscal year unless and until we comply with our redemption and dividend payment obligation to the holders of our Series A redeemable preferred stock for that year. We have also agreed that, without prior approval of the Texas Department of Insurance, aggregate annual dividends on API common stock and payments made to redeem API preferred stock held by us may not exceed the lesser of 10% of API’s prior year-end policyholder statutory earned surplus or API’s prior year net income, and in no event may exceed API’s policyholder statutory earned surplus. By way of illustration, if this dividend and redemption restriction had been in place in 2004, 2005 and 2006, possible dividends paid by API to us for those years would have been limited to $357,268, $870,465 and $1,555,400, respectively. Accordingly, our subsidiaries may not be able to pay funds to us and, even if paid such funds may not be sufficient to enable us to meet our obligations.

If tort reform is successfully challenged, it could materially affect our insurance operations.

Tort reforms generally restrict the ability of a plaintiff to recover damages by imposing one or more limitations, including, among other limitations, eliminating certain claims that may be heard in a court, limiting the amount or types of damages, changing statutes of limitation or the period of time to make a claim and/or limiting venue or court selection. Texas enacted legislation in 2003 specifically directed at medical professional liability reform. Among the more significant aspects of the legislation were caps on non-economic damages and caps on non-economic damages against a single institution and against all healthcare institutions combined.

While the effects of tort reform may be generally beneficial to our insurance business, such reforms may not be effective or ultimately upheld by the courts. In the event that we begin experiencing an increase in claims frequency and/or severity, we will have to respond with corresponding increases to premium rate levels. These changes in rates may prevent us from having the ability to expand our Insurance Services business in the Texas marketplace. In addition, the benefits of tort reform may be accompanied by regulatory actions by state insurance authorities that may be detrimental to our insurance business, such as expanded coverage requirements and premium rate limitations or rollbacks.

Prior-year favorable experiences on our variable premium reinsurance contracts may not continue to result in favorable adjustments to ceded premiums.

Our reinsurance contracts for 2002 through 2007 contain variable premium ceding rates based on loss experience and thus, a portion of policyholder premium ceded to the reinsurers is calculated on a retrospective basis. The variable premium contract is subject to a minimum and a maximum premium range to be paid to the reinsurers, depending on the extent of losses actually paid by the reinsurers. A provisional premium is paid during the initial policy year. The actual percentage rate ultimately ceded under these contracts will depend upon the development of ultimate losses ceded to the reinsurers under their retrospective treaties.

For the three months ended June 30, 2007, API recorded favorable net development to ceded premiums of $5,636,000 related to prior variable premium reinsurance contracts as a result of lower estimated loss and loss adjustment expenses for various open treaty years. Prior-year favorable experiences on our variable premium reinsurance contracts may not continue to result in favorable adjustments to ceded premiums.

Our Financial services subsidiaries operate in highly competitive businesses against competitors with greater financial, marketing, technological and other resources.

Our financial services businesses are engaged in a highly competitive industry. We compete with numerous other broker-dealers, many of which are well known national or large regional firms with substantially greater financial and personnel resources. We also compete with a number of smaller regional brokerage firms in Texas and the southwestern United States.

In many instances APS Financial Corporation (“APS Financial”), our broker-dealer subsidiary, competes directly with these organizations. In addition, there is competition for investment funds from the real estate, insurance, banking and thrift industries. APS Financial competes for brokerage transactions principally on the basis of our research, our reputation in particular markets, and the strength of our client relationships. In our investment banking activities, we compete with large, well-known investment banks as well as regional service providers who offer placement and advisory services to small-and middle market companies. We compete for these investment banking assignments on the basis of our relationships with the issuers, potential investors, industry experience and transactional fees.

There is also significant competition in the financial services industry for qualified employees. We compete with other securities firms for investment bankers, sales representatives, securities traders, analysts and other professionals. Our ability to compete effectively depends on our ability to attract, retain and motivate qualified employees.

Our financial services businesses are subject to market forces beyond our control, which could affect us more severely than our competitors.

Our financial services businesses, like other securities firms, are directly affected by economic and political conditions, broad trends in business and finance and changes in volume and price levels of securities transactions. In recent years, the U.S. securities markets have experienced significant volatility. If our trading volume decreases, our revenues decline. Also, when trading volume is low, our profitability is adversely affected because our overhead remains relatively fixed, despite lower compensation costs associated with commission revenues. Severe market fluctuations in the future could have a material adverse effect on our business, financial condition and operating results. Certain of our competitors with more diverse product and service offerings might withstand such a downturn in the securities industry better than we would.

Our financial services segment is dependent on a limited number of customers and the loss of one or more of these customers could adversely affect our profitability.

We receive a substantial portion of our financial services revenues from a limited number of customers. During the first six months of 2007, one customer and its related entities comprised approximately 59% of our total financial services revenues. The loss of this customer could significantly negatively affect the operating results of our financial services segment.

Market conditions could cause reinsurance to be more costly or unavailable for our insurance services business.

As part of our overall risk management strategy, we currently purchase reinsurance for amounts of risk from $250,000 up to $1,000,000. If we are unable to maintain our current reinsurance coverage or to obtain other reinsurance coverage in adequate amounts and at favorable rates, or if we are unable to renew our expiring reinsurance coverage, we may be adversely affected by losses or have to reduce the amount of risk we underwrite.

We bear credit risk with respect to our reinsurers, and if any reinsurer fails to pay us, or fails to pay us on a timely basis, we could experience a shortage of liquidity or unexpected losses.

We transfer some of our risks to reinsurance companies in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred, it does not relieve us of our liability to our policyholders. If reinsurers fail to pay us or fail to pay on a timely basis, our financial results will be adversely affected. At June 30, 2007, API had reinsurance recoverables on paid and unpaid losses and loss adjustment expenses of approximately $25,854,000.

Until we acquired API, it operated as a reciprocal insurance exchange that provided insurance to its subscribers, and therefore its historical financial and business results may not be representative of future results.

Prior to April 1, 2007, API was a reciprocal insurance exchange, with a business goal to provide a stable source of medical professional liability insurance in Texas. Our business goal is to maximize API’s long-term profitability. This change in business goals may not be successful, which could result in our income being significantly reduced. In addition, we are subject to risks associated with negative customer perception of a for-profit corporation, as compared to a reciprocal insurance exchange, which may cause significant customer defections and a loss in market share.

If we are unable to obtain and maintain a favorable financial strength rating, it may be more difficult for our insurance services business to write new business or renew its existing business.

Third party rating agencies assess and rate the claims-paying ability of insurers based upon criteria established by the agencies. The financial strength ratings assigned by rating agencies to insurance companies represent independent opinions of financial strength and ability to meet policyholder obligations and are not directed toward the protection of investors. These ratings are not recommendations to buy, sell or hold any security.

Financial strength ratings are used by agents and clients as an important means of assessing the financial strength and quality of insurers. API has no financial strength rating. The inability of API to obtain a favorable rating within a reasonable period of time could adversely affect its ability to sell insurance policies and inhibit API from competing effectively. If market conditions for API’s insurance become more competitive, competitors with higher financial strength ratings might have a competitive advantage. These results could have a material adverse effect on our results of operations and financial condition.

Our insurance services business is subject to extensive government regulation.

Insurance businesses are subject to extensive regulation by state insurance authorities in each state in which they operate. Regulation is intended for the benefit of policyholders rather than shareholders. In addition to control over the amount of dividends and other payments that can be made by API, these regulatory authorities have broad administrative and supervisory power relating to licensing requirements, trade practices, capital and surplus requirements, investment practices and rates charged to insurance customers.

These regulations may impede or impose burdensome conditions on rate increases or other actions that we may want to take to enhance our operating results. In addition, we incur significant costs in the course of complying with regulatory requirements. Also, our ability to grow API through premiums and additional capacity could be limited due to surplus and risk-based capital requirements under the financial regulatory guidelines of the Texas Department of Insurance.

Most states also regulate insurance holding companies like us in a variety of matters, such as restrictions on acquisitions, changes of control and the terms of affiliated transactions.

Currently, pursuant to an order of the Texas Department of Insurance, we must redeem at least $1,000,000 of our Series A redeemable preferred stock each calendar year beginning in 2007, until December 31, 2016, at which time all of the Series A redeemable preferred stock must have been redeemed. We also must pay a cumulative dividend equal to holders of our Series A redeemable preferred stock equal to 3% of the outstanding redemption value per year. In addition, the Texas Department of Insurance has required us to place $2,500,000 million into an escrow account with a bank, to remain in escrow until the aggregate remaining redemption and dividend obligation with respect to our Series A redeemable preferred stock is less than the amount of such escrow balance. We have agreed that no withdrawals will be made from this escrow account without prior approval from the Texas Department of Insurance.

Further, the NAIC and certain state insurance regulators are re-examining current laws and regulations, specifically focusing on issues relating to the solvency of insurance companies, interpretations of existing laws and the development of new laws. Although the federal government does not directly regulate the business of insurance, federal initiatives often affect the insurance industry in a variety of ways. The effects of any future legislative or regulatory changes may have a material adverse effect on our Insurance Services business.

Our financial services business is subject to extensive government regulation.

The securities industry is subject to extensive governmental supervision, regulation and control by the SEC, state securities commissions and self-regulatory organizations, which may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of APS Financial or any of its officers or employees. The NASD regulates our Financial Services business’ marketing activities. The NASD can impose certain penalties for violations of its advertising regulations, including censures or fines, suspension of all advertising, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or any of its officers or employees.

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

The federal or state governments or self-regulatory organizations having jurisdiction over our insurance and securities businesses could adopt regulations or take other actions, such as the failure to renew or the revocation of required licenses and certifications that would have a material adverse effect on our business, financial condition and results of operations. In addition, our operations and profitability may be affected by additional legislation, changes in rules promulgated by the SEC, NASD, the Board of Governors of the Federal Reserve System, the various stock exchanges and other self-regulatory organizations and state securities commissions or changes in the interpretation or enforcement of existing laws or rules.

The fact that we write only a single line of insurance may leave us at a competitive disadvantage and subjects our financial condition and results of operations to the cyclical nature of the medical professional liability insurance market.

We face a competitive disadvantage because we only offer a single line of insurance. Some of our competitors have additional competitive leverage because of the wide array of insurance products that they offer. For example, a business may find it more efficient or less expensive to purchase multiple lines of insurance coverage from a single carrier. Because we do not offer a range of insurance products and sell only medical professional liability insurance, we may lose potential customers to larger competitors who do offer a selection of insurance products.

Growth in premiums written in the medical professional liability insurance industry have fluctuated significantly as a result of, among other factors, changing premium rates. The cyclical pattern of such fluctuation has been generally consistent with similar patterns for the broader property and casualty insurance industry, due in part to the participation in the medical professional liability insurance industry of insurers and reinsurers that also participate in many other lines of property and casualty insurance and reinsurance. Historically, the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical patterns characterized by periods of greater competition in pricing and underwriting terms and conditions, otherwise referred to as a soft insurance market, followed by periods of capital shortage, lesser competition and increasing premium rates, otherwise referred to as a hard insurance market.

For the past two years, the Texas medical professional liability insurance industry has faced a soft insurance market that has generally resulted in lower premium rates. During this two-year period, our rates have decreased by approximately 13% per year on average. We cannot predict whether, or the extent to which, the recent decreases in premium rates will continue.

Changes in the healthcare industry could have a material impact on the results of operations of our Insurance Services business.

Our insurance services business derives substantially all of its medical professional liability insurance premiums from physicians and other individual healthcare providers, physician groups and smaller healthcare facilities. Significant attention has recently been focused on reforming the healthcare industry at both the federal and state levels. In recent years, a number of factors related to the emergence of managed care have negatively affected or threatened to affect the practice of medicine and economic independence of medical professionals. Medical professionals have found it more difficult to conduct a traditional fee-for-service practice and many have been driven to join or contractually affiliate with provider-supported organizations. Such change and consolidation may result in the elimination of, or a significant decrease in, the role of the physician in the medical professional liability insurance purchasing decision and could reduce our medical professional liability insurance premiums, as groups of insurance purchasers may be able to retain more risk.

If we are unable to successfully write policies in new states, we may not be able to grow and our financial condition and results of operations could be adversely affected.

One of our strategies is to write medical professional liability insurance in new states, either through internal growth initiatives or selective acquisitions. However, our lack of experience in these new states means that this strategy is subject to various risks, including risks associated with our ability to:

o

Comply with applicable laws and regulations in those new states;

o

Obtain accurate data relating to the medical professional liability industry and competitive environment in those new states;

o

Attract and retain qualified personnel for expanded operations;

o

Identify and attract acquisition targets;

o

Identify, recruit and integrate new independent agents;

o

Augment our internal monitoring and control systems as we expand our business; and

o

Integrate an acquired business into our operations.

Any of these risks, as well as risks that are currently unknown to us or adverse developments in the regulatory or market conditions in any of the new states that we enter, could cause us to fail to grow and could adversely affect our financial condition and results of operations.

The unpredictability of court decisions could have a material impact on our results of operations.

Our results of operations may be adversely affected by court decisions that expand the liability on the insurance policies API issues after they have been issued and priced. Additionally, a significant jury award, or series of awards, against one or more of API’s insureds could require API to pay large sums of money in excess of its reserved amounts. API’s policy to aggressively litigate claims against its insureds that it considers unwarranted or claims where settlement resolution cannot be achieved may increase the risk that API may be required to make such payments.

API could become subject to claims for extra-contractual obligations or losses in excess of policy limits in connection with its policyholders’ insurance claims. These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured’s policy limit. API currently maintains insurance in the form of a component of its ceded reinsurance for such occurrences, which serves to mitigate exposure to such claims. However, the assertion of multiple claims for extra-contractual obligations in a single year or one or more large claims in a single year could result in potential exposure materially in excess of insurance coverage or in increased costs of such insurance coverage. Such occurrences could have a material adverse effect on our results of operations and financial condition.

We are exposed to litigation in our Financial Services business.

From time to time, we are subject to lawsuits and other claims arising out of our financial services business. The outcome of these actions cannot be predicted, and such litigation or actions could have a material adverse effect on our results of operations and financial condition. We cannot predict the effect of any current or future litigation, regulatory activity or investigations on our business. Given the current regulatory environment it is possible that we will become subject to further governmental inquiries and subpoenas and have lawsuits filed against us. Our involvement in any investigations and lawsuits would cause us to incur additional legal and other costs and, if we were found to have violated any laws, rules or regulations, we could be required to pay fines, damages and other costs, perhaps in material amounts. We could also be materially adversely affected by the negative publicity related to these proceedings, and by any new industry-wide regulations or practices that may result from these proceedings.

APS Capital Corp., one of our financial services subsidiaries, trades bank debt and trade claims which subjects us to potential losses and litigation risk.

APS Capital Corp. (“APS Capital”), a subsidiary of APS Investment Services in the financial services portion of our business, trades bank debt and trade claims. In that capacity, APS Capital potentially is liable for losses related to the impairment of the traded claims and for disputes that may arise during the trading process from either the holders of, or investors in, bank debt or trade claims.

For losses due to impairment, APS Capital may be liable for the portion of its potential profit on a trade claim trade that is proportional to any part of a traded claim that is subsequently impaired, offset, disallowed, subordinated, or subject to disgorgement impairment”). Trade claims are private debt instruments representing claims by creditors against a debtor in bankruptcy. On rare occasions, when a trade claim has been allowed by a final, non-appealable court order, APS Capital may provide impairment protection for the full amount of a traded claim. In this case, it is possible that (1) a claim is impaired and (2) APS Capital may be unable to recover the impairment from any prior assignor of the claim. In the process of trading bank debt and trade claims, APS Capital is also subject to general litigation risk, which may result from disputes that arise during its trading process or from particular potential or executed trades.

Our compliance and risk management methods might not be effective, which could increase the possibility of regulatory action or litigation or that our business is otherwise negatively impacted.

Our ability to comply with applicable laws and rules is largely dependent on our establishment and maintenance of compliance, audit and reporting systems, as well as our ability to attract and retain qualified compliance and other risk management personnel. Our policies and procedures to identify, monitor and manage our risks may not always succeed. Some methods of risk management are based on the use of observed historical market behavior. As a result, these methods may not accurately predict future risk exposures, which could be significantly greater than the historical measures indicate. Other risk management methods depend on evaluation of information regarding markets, clients or other matters that are publicly available or otherwise accessible by us. This information may not be accurate, complete, current or properly evaluated. Management of operational, market, credit, legal and regulatory risk requires, among other things, policies and procedures to record properly and verify a large number of transactions and events. Our policies and procedures may not always be effective and we may not always be successful in monitoring or evaluating the risks to which we are or may be exposed. The failure to assess and mitigate the risks to which we are exposed could have a material adverse effect on our business, financial condition or results of operation.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) through (d) are inapplicable.

(e)  Stock Repurchases

Period	(a) Total Number of shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May yet be Purchased under the Plans or Programs

Apr 1, 2007 – Apr 30, 2007	14,700	$17.03	14,700	$1,342,000
May 1, 2007 – May 31, 2007	16,871	$17.16	16,871	$1,053,000
Jun 1, 2007 – Jun 30, 2007	-0-	$-0-	-0-	$1,053,000

(1)

All of the total shares purchased were purchased in open market transactions. Our original share repurchase program was announced August 17, 2004 and was increased in $2,000,000 increments on December 12, 2005 and on June 30, 2006.

ITEM 3.  Defaults Upon Senior Securities

Not Applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

On June 6, 2007 the annual meeting of American Physicians Service Group, Inc. was held in Austin, Texas. Shareholders voted and approved the following motions:

Election of Directors

The names of the directors elected at the meeting along with numbers of votes for and withheld are as follows:

Name	For	Withheld

Norris C. Knight, Jr., M.D.	2,696,071	6,894
Timothy L. LaFrey	2,693,240	9,724
Lew N. Little, Jr.	2,693,595	9,369
Jackie Majors	2,687,870	15,094
William J. Peche, M. D.	2,694,264	8,700
William A. Searles	2,687,672	15,292
Kenneth S. Shifrin	2,605,278	97,686
Cheryl Williams	2,687,323	15,641

All Directors were re-elected.

ITEM 5.  Other Information

Not Applicable

ITEM 6.  Exhibits

1.1

Underwriting Agreement to sell 2.3 million shares of the Company’s common stock. (2)

10.1

Managing General Agency Agreement dated April 1, 2007 between American Physicians Service Group, Inc. and American Physicians Insurance Agency. (1)

10.2

Advisory Services Agreement dated April 1, 2007 between API Advisory, LLC and American Physicians Service Group, Inc. (1)

10.3

Order by Texas Department of Insurance dated January 26, 2007 approving the conversion from a reciprocal exchange to a stock insurance company and merger agreement. (1)

10.4

Order by Texas Department of Insurance dated April 2, 2007 approving the Articles of Incorporation of American Physicians Insurance Company. (1)

10.5

Excess of Loss Reinsurance contract effective January 1, 2007 between American Physicians Insurance Exchange and the Reinsurers. (2)

10.6

Revolving Promissory Note dated April 15, 2007 between American Physicians Service Group, Inc. and PlainsCapital Bank. (3)

31.1

Section 302 Certification of Chief Executive Officer

31.2

Section 302 Certification of Chief Financial Officer

32.1

Section 906 Certification of Chief Executive Officer

32.2

Section 906 Certification of Chief Financial Officer

________________

(1)

Filed as an Exhibit to the Registration Statement on Form S-1, Registration No. 333-143241, of the Company, and incorporated herein by reference.

(2)

Filed as an Exhibit to the Registration Statement on Form S-1/A, Registration No. 333-143241, of the Company, and incorporated herein by reference.

(3)

Filed herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Physicians Service Group, Inc.

Date: August 17, 2007	/s/ William H. Hayes
William H. Hayes, Chief Financial Officer