Form 10-Q
period 2007-09-30
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 2007-11-06
CIK 724024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-Q

☑	Quarterly Report Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended September 30, 2007
or
☐	Transition Report Pursuant to Sections 13 or 15(d) of the Securities and Exchange Act of 1934 For the transition period from __________ to __________

Commission File Number 001-31434

AMERICAN PHYSICIANS SERVICE GROUP, INC.

(Exact name of registrant as specified in its charter)
Texas	75-1458323
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.		Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act		Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class Common Stock, $.10 par value	Number of Shares Outstanding At November 1, 2007 7,152,711

AMERICAN PHYSICIANS SERVICE GROUP, INC.

Table of Contents to Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2007

PART 1

FINANCIAL INFORMATION
AMERICAN PHYSICIANS SERVICE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	September 30, 2007	December 31, 2006
Assets	(Unaudited)

Investments:
Fixed maturities available for sale, at fair value	$194,156	$16,636
Equity securities available for sale, at fair value	10,154	4,403
Other invested assets	1,931	-
Total investments	206,241	21,039

Cash and cash equivalents	14,788	4,242
Cash - restricted	795	1,880
Accrued investment income	1,320	197
Premium and maintenance fees receivable	19,134	-
Reinsurance recoverables on paid and unpaid losses and loss adjustment expenses	22,535	-
Other amounts receivable under reinsurance contracts	3,399	-
Deferred policy acquisition costs	2,691	-
Subrogation recoverables	234	-
Management fees receivable	-	2,736
Deferred tax assets	7,987	1,321
Goodwill	-	1,247
Property and equipment, net	1,049	556
Other assets	2,705	3,058

Total assets	$282,878	$36,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	September 30, 2007	December 31, 2006
Liabilities	(Unaudited)

Reserve for loss and loss adjustment expense	$104,858	$-
Unearned premiums and maintenance fees	39,677	-
Reinsurance premiums payable	364	-
Funds held under reinsurance treaties	5,929	-
Trade accounts payable	1,152	2,228
Accrued expenses and other liabilities	6,464	4,323
Federal income tax payable	269	136
Mandatorily redeemable preferred stock	8,397	-

Total liabilities	167,110	6,687

Minority interest	-	21

Shareholders' Equity

Preferred stock, $1.00 par value, 1,000,000 shares authorized, 9,179 and 0 issued and outstanding at 9/30/07 and 12/31/06
Common stock, $0.10 par value, shares authorized 20,000,000 7,153,711 and 2,817,746 issued and outstanding at 09/30/07 and 12/31/06	715	282
Additional paid-in capital	79,152	7,944
Accumulated other comprehensive income (loss) net of tax	(1,056)	231
Retained earnings	36,957	21,111

Total shareholders' equity	115,768	29,568

Total liabilities & shareholders' equity	$282,878	$36,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUES

Gross premiums and maintenance fees written	$22,239	$-	$37,284	$-
Premiums ceded	504	-	3,922	-
Change in unearned premiums & maintenance fees	(5,112)	-	(3,129)	-

Net premiums and maintenance fees earned	17,631	-	38,077	-

Investment income, net of investment expense	2,904	249	5,743	668
Realized capital gain (loss), net	(3,195)	90	(3,659)	110
Management service	70	3,726	3,765	10,556
Financial services	5,434	3,048	17,623	11,383
Other revenue	35	12	69	65

Total revenues	22,879	7,125	61,618	22,782

EXPENSES

Losses and loss adjustment expenses	4,624	-	7,786	-
Other underwriting expenses	3,262	-	5,696	-
Change in deferred policy acquisition costs	(444)	-	(287)	-
Management service expenses	-	3,147	3,823	8,548
Financial services expenses	4,907	2,914	15,599	10,359
General and administrative expenses	1,608	423	3,800	1,421
Loss from impairment of goodwill	-	-	1,247	-

Total expenses	13,957	6,484	37,664	20,328

Income from operations	8,922	641	23,954	2,454

Federal income tax expense	3,630	232	8,949	883
Minority interests	-	-	1	2

Net income before extraordinary gain	$5,292	$409	$15,004	$1,569

Extraordinary gain	-	-	2,264	-

Net income	$5,292	$409	$17,268	$1,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income per common share

Basic:
Net income before extraordinary gain	$0.74	$0.15	$3.01	$0.57

Extraordinary gain	-	-	0.46	-

Net Income	$0.74	$0.15	$3.47	$0.57

Diluted:
Net income before extraordinary gain	$0.73	$0.14	$2.93	$0.53

Extraordinary gain	-	-	0.44	-

Net Income	$0.73	$0.14	$3.37	$0.53

Basic weighted average shares outstanding	7,107	2,767	4,977	2,773

Diluted weighted average shares outstanding	7,253	2,892	5,114	2,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

(In thousands, except per share amounts)	Common Stock	Additional Paid-In Capital	Retained Earnings	Comprehensive Income (loss)	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total Shareholders’ Equity
Balance December 31, 2006	$282	$7,944	$21,111	$-	$231	$-	$29,568
Comprehensive income:
Net income (loss)	-	-	11,976	11,976	-	-	11,976
Other comprehensive income:
Unrealized loss on securities, net of taxes of ($1,506)	-	-	-	(2,923)	(2,923)	-	(2,923)

Comprehensive income:	-	-	-	$9,053	-	-	-
Stock options exercised	2	131	-	-	-	-	133
Stock options expensed	-	1,018	-	-	-	-	1,018
Tax benefit from exercise of stock options	-	82	-	-	-	-	82
Treasury stock purchases	-	-	-	-	-	(576)	(576)
Cancelled treasury stock	(3)	(573)	-	-	-	576	-
Stock issued-Public Offering, net of offering costs	200	30,037					30,237
Stock issued-Merger	198	34,670					34,868
Dividend paid (per share - $0.30)			(1,416)				(1,416)
Stock awarded	3	460	-	-	-	-	463
Balance June 30, 2007	$682	$73,769	$31,671	$-	$(2,692)	$-	$103,430

Comprehensive income:
Net income (loss)	-	-	5,292	5,292	-	-	5,292
Other comprehensive income:
Unrealized gain on securities, net of taxes of $881	-	-	-	1,636	1,636	-	1,636

Comprehensive income:	-	-	-	$6,928	-	-	-
Stock options exercised	-	49	-	-	-	-	49
Stock options expensed	-	125	-	-	-	-	125
Tax benefit from exercise of stock options	-	41	-	-	-	-	41
Treasury stock purchases	-	-	-	-	-	(36)	(36)
Cancelled treasury stock	-	(36)	-	-	-	36	-
Stock issued-over-allotment, net of offering costs	31	4,815	-	-	-	-	4,846
Stock issued-Merger	-	93	-	-	-	-	93
Buyback Minority Interest			(6)		-		(6)
Stock Awarded	2	296	-				298
Balance September 30, 2007	$715	$79,152	$36,957	$-	$(1,056)	$-	$115,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net Income	$17,268	$1,569
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation, amortization and other	202	589
Common stock awarded	761	102
Extraordinary gain	(2,264)	-
Impairment of assets	5,071	-
Deferred income tax	(2,976)	141
Other non-cash items	(571)	(392)
Changes in operating assets and liabilities:
Premium receivables, net	(4,487)	-
Other amounts receivable under reinsurance contracts	(2,027)	-
Reinsurance recoverables on unpaid and paid loss expenses	7,150	-
Funds held under reinsurance treaties	(3,741)	-
Losses and loss adjustment expenses	(11,370)	-
Unearned premiums and maintenance fees	3,161	-
Other receivables and assets	5,050	1,196
Federal income tax payable	(2,205)	(298)
Deferred compensation	618	22
Stock options expensed	1,143	-
Accrued expenses & other liabilities	(3,740)	(1,804)
Net cash provided by operating activities	7,043	1,125

Cash flows from investing activities:
Capital expenditures	(710)	(131)
Proceeds from the sale of available-for-sale equity and fixed income securities	31,863	7,357
Purchase of available-for-sale equity securities	(69,718)	(8,946)
Funds loaned to others	(275)	(266)
Cash received from API acquisition	9,910	-
Collection of notes receivable and other	91	32
Net cash used in investing activities	(28,839)	(1,954)

Cash flows from financing activities:
Secondary stock offering and over-allotment	35,083	-
Exercise of stock options	182	791
Excess tax benefits from stock-based compensation	123	456
Repurchases of common stock	(612)	(2,239)
Preferred stock redemption	(1,018)	-
Dividend paid	(1,416)	(820)
Net cash provided by financing activities	32,342	(1,812)

Net change in cash and cash equivalents	10,546	(2,641)

Cash and cash equivalents at beginning of period	4,242	6,231
Cash and cash equivalents at end of period	$14,788	$3,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

1.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated unaudited financial statements as of and for the three- and nine-month periods ended September 30, 2007 and 2006 reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Such adjustments consist of only items of a normal recurring nature. These consolidated financial statements have not been audited by our independent registered public accounting firm. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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

The most significant estimates that are susceptible to significant change in the near-term relate to the determination of the liability for reserves for losses and loss adjustment expenses, reinsurance, income taxes, and the fair value of investments. Although considerable judgment is inherent in these estimates, management believes that the current estimates are reasonable in all material respects. The estimates are reviewed regularly and adjusted, as necessary. Adjustments related to changes in estimates are reflected in the Company’s results of operations, or other comprehensive income, in the period in which those estimates are changed.

3.

Acquisition

On April 1, 2007, we acquired all of the issued and outstanding stock of API. We considered several factors in determining to acquire API, including the favorable effects tort reform had on the Texas market, our long-term experience managing API’s operations, our credibility in the marketplace, the common goals we shared with API’s board of directors, the ability to increase API’s capital to support future growth after the acquisition and the increased financial strength of the combined entities. The results of operations for API are included in our consolidated results of operations beginning April 1, 2007. The business combination is being accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based on fair values at the date of acquisition.. The total purchase price was $45,167,000 and consisted of 1,982,499 shares of the Company’s common stock, valued at a per share price of $17.635, or $34,961,000 in the aggregate, $35,000 in cash paid in lieu of fractional shares of common stock, 10,197.95 shares of preferred stock valued at $9,179,000, plus costs to complete the acquisition of $992,000. We are required to redeem at least $1 million of the preferred stock each calendar year beginning in 2007, until December 31, 2016, at which time all of the preferred stock must have been redeemed. The preferred stock has a cumulative dividend equal to 3% of the outstanding redemption value per year. In June 2007, we made the first required payment, redeeming 10% of the preferred shares outstanding and paying the dividend.

The following table displays the amount of the purchase price assigned to each major asset and liability of API at the acquisition date, April 1, 2007:

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

The tables below reflect the unaudited pro forma balance sheet as of December 31, 2006, and the results of operations for the three- and nine-month periods ended September 30, 2007 and 2006 of the Company and API as if the acquisition had taken place on January 1 of 2007 and 2006, respectively, including estimated purchase accounting adjustments.

AMERICAN PHYSICIANS SERVICE GROUP, INC.

PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)	December 31, 2006
Assets

Investments:
Fixed maturities available for sale, at fair value	$148,587
Equity securities available for sale, at fair value	11,111
Other invested assets	1,647
Total investments	161,345

Cash and cash equivalents	8,990
Cash – restricted	1,880
Accrued investment income	706
Premium and maintenance fees receivable	16,493
Reinsurance recoverables on paid and unpaid loss adjustments	28,491
Deferred policy acquisition costs	2,545
Management fees and other receivables	9,488
Subrogation recoverables	509
Deferred tax assets	5,577
Property and equipment, net	556
Other assets	2,625
Total assets	$239,205

December 31, 2006
Liabilities

Reserve for losses and loss adjustment expenses	$110,089
Unearned premiums and maintenance fees	39,786
Reinsurance premiums payable	45
Funds held under reinsurance treaties	4,003
Trade accounts payable	2,228
Accrued expenses and other liabilities	9,457
Federal income tax payable	650
Mandatorily redeemable preferred stock	9,179

Total liabilities	175,437

Minority interest	21

Shareholders’ equity

Common stock	480
Additional paid-in capital	42,707
Accumulated other comprehensive income, net of tax	633
Retained earnings	19,927

Total shareholders’ equity	63,747

Total liabilities and shareholders’ equity	$239,205

AMERICAN PHYSICIANS SERVICE GROUP, INC.
PROFORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUES

Gross premiums and maintenance fees written	$22,239	$24,121	$52,749	$61,560
Premiums ceded	504	(3,372)	1,515	(5,627)
Change in unearned premiums & maintenance fees	(5,112)	(5,666)	124	(3,527)

Net premiums and maintenance fees earned	17,631	15,083	54,388	52,406

Investment income, net of investment expense	2,904	2,068	7,570	5,616
Realized capital gains (loss), net	(3,195)	137	(3,452)	280
Management service	70	-	106	-
Financial services	5,434	2,913	17,316	11,032
Other revenue	35	65	84	254

Total revenues	22,879	20,266	76,012	69,588

EXPENSES

Losses and loss adjustment expenses	4,624	10,243	18,750	28,465
Other underwriting expenses	3,262	3,631	9,053	9,536
Change in deferred policy acquisition costs	(444)	(427)	(146)	(356)
Management service expenses	-	-	-	-
Financial services expenses	4,907	2,905	15,674	10,348
General and administrative expenses	1,608	642	3,934	1,750
Loss from impairment of goodwill	-	-	1,247	1,247

Total expenses	13,957	16,994	48,512	50,990

Income from operations	8,922	3,272	27,500	18,598

Federal income tax expense	3,630	1,170	10,141	6,394
Minority interests	-	-	1	2

Net income before extraordinary gain	$5,292	$2,102	$17,358	$12,202

Extraordinary gain	-	-	2,264	-

Net income	$5,292	$2,102	$19,622	$12,202

4.

Impairment of Goodwill

Goodwill arose with the re-purchase of an interest in one of our subsidiaries, APS Insurance Services, from the minority holder in 2003. Goodwill was determined to exist based on earnings expected to be generated from the management contract with API. With the purchase of API by us and termination of the management agreement, the question of impairment of the goodwill was raised.  Upon review, in accordance with SFAS 142, “Goodwill and Other Intangibles,” we determined that the original circumstances creating the goodwill no longer existed and that the entire $1,247,000 balance was impaired. The goodwill was written down during the three months ended June 30, 2007.

5.

Investments

Available-For-Sale Fixed Maturities. Of the total $194,156,000 portfolio balance in available-for-sale fixed income maturities at September 30, 2007, all but $214,000 is considered investment grade securities. Our investment strategy is reviewed and approved by our board of directors. The primary goal of our investment strategy for our insurance services segment is to ensure that we have sufficient assets to meet our obligations to our policyholders, and our secondary goal is to provide investment income. The investment plan for our insurance services segment provides guidance on diversification, duration of the portfolio, sector allocation and specific restrictions, such as the size of investment in any one issue and limitations on the purchases of securities rated lower than investment grade by Moody’s, Standard and Poor’s or a comparable rating institution.

Our insurance services segment employs an investment strategy that emphasizes asset quality to minimize the credit risk of our investment portfolio and also matches fixed-income maturities to anticipated claim payments and expenditures or other liabilities. The amounts and types of investments that may be made by our insurance services segment are regulated under the Texas Insurance Code. We utilize APS Financial Corporation, our broker/dealer subsidiary, as our fixed-income advisor. Our board of directors reviews our fixed-income advisor’s performance and compliance with our investment guidelines on a quarterly basis.

Our entire fixed-income portfolio consists of investment grade securities rated “A” or higher from any of Standard and Poor’s, Moody’s or Fitch with the exception of one bond with a fair market value of approximately $214,000. The following table reflects the composition of our fixed-income portfolio by security rating category of the issuer, as of September 30, 2007 (dollars in thousands). In cases where the rating agencies had a different rating assigned to a security, the classification in the table used the lower rating.

Rating Category	Fair Value	Percentage
AAA / Aaa	$173,881	90%
AA / Aa	9,670	5%
A / A	10,391	5%
Non-investment grade	214	0%
Total	$194,156	100%

Available-For-Sale Equity Securities.  Our equity portfolio consists of $10,154,000 in available-for-sale equity securities, comprising 4.9% of total investments at market value as of September 30, 2007. We account for equity securities as available for sale.  We utilize two outside investment managers to manage our insurance segment’s equity portfolio.  Our board of directors reviews our equity managers’ performance and compliance with our investment guidelines on a quarterly basis.

The amortized cost and estimated fair values of investments in fixed income and equity securities at September 30, 2007 and December 31, 2006 are as follows (in thousands):

September 30, 2007	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. treasury notes / bills	$13,121	$246	$-	$13,367
U.S. government agency mortgage-backed bonds	33,587	10	262	33,335
U.S. government agency collateralized mortgage obligations	51,520	56	475	51,101
Collateralized mortgage obligations	51,759	33	1,232	50,560
U.S. government agency bonds and notes	27,415	178	2	27,591
Government tax-exempt bonds	15,982	32	127	15,887
Corporate bonds	2,398	3	86	2,315
Total fixed maturities	195,782	558	2,184	194,156

Equity securities	10,153	485	484	10,154

Total fixed maturities and equity securities	$205,935	$1,043	$2,668	$204,310

December 31, 2006	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. treasury notes/bills	$1,999	$-	$5	$1,994
U.S. government agency collateralized mortgage obligations	180	10	-	190
U.S. agency bonds and notes	13,755	1	14	13,742
Corporate bonds	682	28	-	710
Total fixed maturities	16,616	39	19	16,636

Equity securities	4,073	330	-	4,403

Total fixed maturities and equity securities	$20,689	$369	$19	$21,039

In accordance with SFAS No. 115, Accounting for Certain Investments In Debt and Equity Securities, we evaluate our investment securities on at least a quarterly basis for declines in market value below cost for the purpose of determining whether these declines represent other than temporary declines. A decline in the fair value of a security below cost judged to be other than temporary is recognized as a loss in the current period and its fair value becomes the new cost basis of the security. The following factors are considered in determining whether an investment decline is “other than temporary”:

•

The extent to which the market value of the security is less than its cost basis;

•

The length of time for which the market value of the security is less than its cost basis;

•

The financial condition and near-term prospects of the security’s issuer, taking into consideration the economic prospects of the issuer’s industry and geographical region, to the extent that information is publicly available; and

•

Our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

The securities acquired as part of API were revalued to market value as of the date of the merger, April 1, 2007. The fixed maturity investments are virtually all investment grade securities. Of our entire invested assets, including cash, agency-backed mortgage obligations, with underlying collateral consisting of GNMA, FHLMC, or FNMA loans comprise 38% of our portfolio; non-agency collateralized mortgage obligations comprise 23% of our portfolio; and the remaining 39% is comprised of U.S. Treasury, government agency bonds and notes, municipal tax exempt bonds, corporate bonds and equities. The majority of the non-agency CMO’s in our portfolio have underlying mortgages categorized as “Prime” quality loans, and none of our CMO’s have underlying mortgages classified as “Subprime.” However, within our portfolio there are eleven CMO securities classified as “Alternative-A” or “Alt-A.”  These Alt-A securities are generally considered to have underlying mortgages with underwriting characteristics that are stronger than “Subprime” mortgages but less stringent than “Prime” mortgages. All of our Alt-A securities are investment grade, currently rated either AAA, AA or A.

During the three months ended September 30, 2007, we saw a significant and rapid decline in the market value of our Alt-A securities, particularly those with an A rating. In evaluating this decline, we considered the deepening national housing crisis and its potential effects on the underlying collateral and concluded that the decreases in value of our A rated Alt-A securities should be considered to be “other than temporary” as defined in Statements of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The amount of the pretax charge to earnings associated with this adjustment for the three months ended September 30, 2007, is $3,140,000 bringing our total carrying value in Alt-A securities to $13,904,000 from $17,044,000 as of September 30, 2007. While we have the ability and intent to hold all of our Alt-A securities indefinitely, we will continue to monitor and evaluate these securities and their underlying collateral.

The following table reflects the composition of our Alt-A securities as of September 30, 2007 after the other than temporary impairment (dollars in thousands):

Rating Category	Carrying "Book" Value	Fair Value	% of Portfolio (Fair Value)

AAA	$2,327	$2,297	1.0%
AA	4,746	3,997	1.9%
A	6,831	6,831	3.0%
Total	$13,904	$13,125	5.9%

Additionally, an impairment charge resulted from our investment in Financial Industries Corporation (“FIC”) for the three months ended September 30, 2007, having previously resolved that declines in FIC’s stock price will be considered to be “other than temporary”. Our policy in regards to our investment in FIC is that we will record pretax charges to earnings should the common stock price on the last day of each interim or annual period fall below the adjusted cost basis of our investment in FIC. During the three months ended September 30, 2007, that charge totaled $39,000, bringing the total amount written off in 2007 to $693,000. For the three and nine months ended September 30, 2006, no impairment charges were recorded related to our investment in FIC. As a consequence of these write-downs, our basis in this stock has declined to $5.80 per share which equals the fair market value of FIC common stock at September 30, 2007. While we continue to have the ability and the intent to hold the stock indefinitely, we previously determined that the additional uncertainty created by FIC’s previous late SEC filings, together with its continued de-listing from any national stock exchanges, dictated that the current quarter decline should be viewed as other than temporary. We will continue to monitor and evaluate the situation at FIC.

The following two tables reflect securities whose fair values were lower than the related cost basis at September 30, 2007 and December 31, 2006, respectively (in thousands). However, these declines in value were not deemed to be “other than temporary”. The tables show the fair value and the unrealized losses, aggregated by investment category and category of duration that individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
September 30, 2007:	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

U.S. treasury notes/bills	$2,000	$-	$8,642	$-	$10,642	$-
U.S. government agency mortgage-backed bonds	29,905	262	-	-	29,905	262
U.S. government agency collateralized mortgage obligations	39,920	475	3,858	-	43,778	475
Collateralized mortgage obligations	34,266	1,232	-	-	34,266	1,232
U.S. government agency bonds and notes	9,896	-	14,625	2	24,521	2
Government tax-exempt bonds	11,868	127	-	-	11,868	127
Corporate bonds	2,100	86	214	-	2,314	86

Total fixed income securities	$129,955	$2,182	$27,339	$2	$157,294	$2,184

Total equity securities	$2,984	$461	$3,967	$23	$6,951	$484

Total	$132,939	$2,643	$31,306	$25	$164,245	$2,668

	Less Than 12 Months		12 Months or More		Total
December 31, 2006:	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

U.S. treasury notes/bills	$1,995	$5	$-	$-	$1,995	$5
U.S. agency bonds and notes	9,459	12	991	2	10,450	14
Total fixed income securities	$11,454	$17	$991	$2	$12,445	$19

Total equity securities	$-	$-	$332	$-	$332	$-

Total	$11,454	$17	$1,323	$2	$12,777	$19

The unrealized losses on the fixed maturities and equities are primarily due to market fluctuations resulting from cyclical and other economic pressures  and not due to changes in the credit worthiness of the issuer. All fixed maturities with an unrealized loss over 12 months or more are investment grade securities. As of September 30, 2007, we believe that these unrealized losses are temporary and that the fair value will recover to a level equal to or greater than the cost basis. In addition, as of September 30, 2007, we had the ability and intent to hold these investments until there is a recovery in fair value, which may be maturity for the applicable securities. In the future, information may come to light or circumstances may change that would cause us to record an other than temporary impairment or sell any of our fixed maturity or equity securities and incur a realized loss.

Gross realized gains and losses on fixed maturity and equity securities included in the statement of operations for the three and nine months ended September 30, 2007 and 2006 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Realized gains (losses):

Fixed maturities:
Gross realized gain	$-	$-	$-	$7
Gross realized loss	(3,141)	-	(3,148)	(1)
Net realized gain (loss)	(3,141)	-	(3,148)	6

Equities:
Gross realized gain	12	90	278	104
Gross realized loss	(66)	-	(789)	-
Net realized gain (loss)	(54)	90	(511)	104

Total net realized gain (loss)	$(3,195)	$90	$(3,659)	$110

The major categories of the net investment income included in the statement of operations are summarized for the three and nine months ended September 30, 2007 and 2006, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Investment income:
Fixed maturities	$2,631	$156	$5,154	$459
Equity securities	36	6	85	17
Short-term investments and other	261	87	550	192
Finance charges on premiums receivable	31	-	60	-
Structured annuity	21	-	41	-

Total investment income	2,980	249	5,890	668

Investment expense	76	-	147	-

Net investment income	$2,904	$249	$5,743	$668

As a result of our acquisition of API, the Texas Department of Insurance (“TDI”) required that funds be set aside in an escrow account with a bank to remain until the aggregate remaining redemption obligation of our Series A redeemable preferred stock is less than the amount of the escrow balance, with no withdrawals to be made from this escrow account without prior approval from TDI. To satisfy this condition of the merger, we purchased a fixed income security in March of 2007 in the amount of $2,500,000 paying 5% interest and maturing in March of 2008. This security is included in fixed maturities, available for sale.

At September 30, 2007, investments with a fair market value of $1,352,000 were on deposit with state insurance departments to satisfy regulatory requirements and these securities are included in fixed maturities, available for sale.

6.

Cash – Restricted

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

7.

Reinsurance

Reinsurance Premiums Ceded.  Certain premiums are ceded to other insurance companies under reinsurance agreements. These reinsurance agreements provide us with increased capacity to write additional risk and the ability to write specific risk within our capital resources and underwriting guidelines. API enters into reinsurance contracts, which provide coverage for losses in excess of the retention of $250,000 on individual claims and beginning in 2002 through 2005, $350,000 on multiple insured claims related to a single occurrence. The 2006 and 2007 reinsurance treaties provide for these same terms with API retaining an additional 10% of the aforementioned retention levels for 2006 and 20% for 2007. The reinsurance contracts for 2002 through 2007 contain variable premium ceding rates based on loss experience. The ceded premium charged under these contracts will depend upon the development of ultimate losses ceded to the reinsurers under their retrospective treaties. For the three and nine months ended September 30, 2007, we recorded favorable development to ceded premiums of $2,435,000 and $8,071,000, respectively, related to prior year variable premium reinsurance treaties as a result of lower estimated ultimate loss and loss adjustment expenses for treaty years 2002 through 2006. During the quarter ended September 30, 2007, we lowered our estimated ceded accrual rate for the 2007 treaty year to 16.7% from 17.5% of earned premium. The favorable development reflects reductions in our estimates of claim severity as a result of claim closures at less than reserved amounts.

In addition to an adjustment to premiums ceded, estimates of ultimate reinsurance ceded premium amounts compared to the amounts paid on a provisional basis give rise to a balance sheet asset classified as “Other Amounts Receivable Under Reinsurance Contracts” or a balance sheet liability classified as “Funds Held Under Reinsurance Treaties.” Furthermore, each retrospective treaty requires a 24 or 36 month holding period before any premium adjustments or cash can be returned or paid. The ultimate settlement amount is not determined until all losses have been settled under the respective treaties. As of September 30, 2007, API had recorded a balance sheet asset, “Other Amounts Receivable Under Reinsurance Contracts” of $3,399,000 and a balance sheet liability, “Funds Held Under Reinsurance Treaties” of $5,929,000, which represent the differences between the estimates of ultimate reinsurance premiums ceded amounts for the 2002 through 2007 treaty years as compared to the amounts paid on a provisional basis.

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

Similar to the estimate for reserves, due to the long-tailed nature of the medical professional liability line of insurance, relatively small changes in the actuarial assumptions for trends, inflation, severity and frequency for projected ultimate loss and loss adjustment expense reserves can have a greater impact on the recorded balance for reinsurance recoverables than with most other property and casualty insurance lines. While we believe that our estimate for ultimate projected losses related to loss and loss adjustment expense is adequate based on reported and open claim counts, there can be no assurance that additional significant reserve enhancements will not be necessary in the future given the many variables inherent in such estimates and the extended period of time that it can take for claim patterns to emerge.

Reinsurance contracts do not relieve API from its obligations to policyholders. API continually monitors its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Any amount found to be uncollectible is written off in the period in which the uncollectible amount is identified. As of September 30, 2007, all of API’s reinsurance contracts were with companies in strong financial condition, and we believe there is no need to establish an allowance for uncollectible reinsurance recoverable. API has not experienced any material problems collecting from its reinsurers.

Unsecured reinsurance recoverables at September 30, 2007, that exceeded 10% of total reinsurance paid and unpaid loss and loss adjustment expenses are summarized as follows (in thousands):

Company Name	September 30, 2007
Transatlantic Reinsurance	$4,099
Swiss Reinsurance	$12,589

Both Transatlantic Reinsurance and Swiss Reinsurance are A.M. Best rated “A+” (Superior).

8.

Reserve for Loss and Loss Adjustment Expense

The reserve for unpaid losses and loss adjustment expenses represents the estimated liability for unpaid claims reported to us, plus claims incurred but not reported and the related estimated loss adjustment expenses. The reserve for losses and loss adjustment expenses is determined based on our actual experience, available industry data and projections as to future claims frequency, severity, inflationary trends and settlement patterns.

We write medical malpractice insurance policies which have a lengthy period for reporting a claim (tail coverage) and a long process of litigating a claim through the courts and whose risk factors expose its reserves for loss and loss adjustment expenses to significant variability. These conditions subject API’s open reported claims and incurred but not reported claims to increases due to inflation, changes in legal proceedings and changes in the law. While the anticipated effects of inflation is implicitly considered when estimating reserves for loss and loss adjustment expenses, an increase in average severity of claims is caused by a number of factors. Future average severities are projected based on historical trends adjusted for changes in underwriting standards, policy provisions and general economic trends. Those anticipated trends are monitored based on actual experience and are modified as necessary to reflect any changes in the development of ultimate losses and loss adjustment expenses. These specific risks, combined with the variability that is inherent in any reserve estimate, could result in significant adverse deviation from our carried reserve amounts. Settlement of claims is subject to considerable uncertainty. We believe the reserves for loss and loss adjustment expenses are reasonably stated as of September 30, 2007.

We recorded $4,624,000 and $7,786,000 for losses and loss adjustment expenses for the three months and the nine months ended September 30, 2007, respectively, which included $7,789,000 for the current accident year and $3,165,000 of favorable development for the three months ended September 30, 2007 and $19,403,000 for the current accident year and $11,617,000 of favorable development for prior report years for the nine months ended September 30, 2007.  The favorable development for both periods was primarily the result of loss severity for the 2002 through 2006 report years developing favorably compared to prior period estimates. In addition, the total number of claims closed with indemnity for these report years were less than prior estimates.

9.

Contingencies

We are involved in various claims and legal actions that have arisen in the ordinary course of business. We believe that any liabilities arising from these actions will not have a significant adverse affect on our financial condition or results of operations.

10.

Earnings Per Share

Basic earnings per share are based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflect dilution from all contingently issuable shares, such as options. A reconciliation of income and weighted average shares outstanding used in the calculation of basic and diluted income per share from operations follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except for per share data)
Numerator for basic and diluted income per common share:
Net income before extraordinary gain	$5,292	$409	$15,004	$1,569
Extraordinary gain, net of tax	-	-	2,264	-
Net income	$5,292	$409	$17,268	$1,569

Denominator:
Denominator for basic income per common share – weighted average shares outstanding	7,107	2,767	4,977	2,773
Effect of dilutive stock options and awards	146	125	137	169
Denominator for diluted income per common share – adjusted weighted average shares outstanding	7,253	2,892	5,114	2,942

Net income - basic	$0.74	$0.15	$3.47	$0.57
Net income - diluted	$0.73	$0.14	$3.37	$0.53

11.

Segment Information

The Company’s segments are distinct by type of service provided. Comparative financial data for the three- and nine-month periods ended September 30, 2007 and 2006 are shown as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating revenue:
Insurance services	$16,720	$3,726	$43,219	$10,556
Financial services	5,660	3,109	18,023	11,517
All other	1,077	590	1,729	3,377

Total segment revenues	$23,457	$7,425	$62,971	$25,450

Reconciliation to consolidated statement of operations:
Total segment revenues	$23,457	$7,425	$62,971	$25,450
Less: intercompany dividends	(578)	(300)	(1,353)	(2,668)

Total revenues	$22,879	$7,125	$61,618	$22,782

Operating income:
Insurance services	$9,278	$579	$24,954	$2,008
Financial services	753	199	2,424	1,158
All other	(1,109)	(137)	(3,424)	(712)

Total segment operating income	$8,922	$641	$23,954	$2,454

Income tax expense	3,630	232	8,949	883
Minority interest	-	-	1	2

Income from operations before extraordinary gain	5,292	409	15,004	1,569

Extraordinary gain, net of taxes	-	-	2,264	-
Net income	$5,292	$409	$17,268	$1,569

	September 30, 2007	December 31, 2006
Balance sheet data:
Indentifiable assets
Insurance services	$228,832	$5,625
Financial services	5,542	7,027
All other	48,504	23,624
Total	$282,878	$36,276

12.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123 (R)). The standard amends SFAS 123, Accounting for Stock-Based Compensation, and concludes that services received from employees in exchange for stock-based compensation results in a cost to the employer that must be recognized in the financial statements. The cost of such awards should be measured at fair value at grant date.

On January 1, 2006 we adopted SFAS No. 123(R). We use the Black-Scholes-Merton option-pricing model to determine the fair value of stock-based awards, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No, 123(R) and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123(R). SFAS No. 123(R) requires that stock-based compensation be recorded for all new and unvested stock options expected to vest as the requisite service is rendered beginning January 1, 2006, the first day of our 2006 fiscal year. Stock-based compensation expense for awards granted on or before December 31, 2005, but unvested as of that date, is based on the grant date fair value as determined under the pro forma provisions of SFAS No. 123. For the three and nine months ended September 30, 2007, we recorded compensation cost related to stock options of $126,000 and $1,145,000 and a related reduction in income taxes of $44,000 and $401,000, respectively. The compensation cost is the total fair value, at date of grant, of stock options that vested during the three and nine month periods. No compensation costs were capitalized in the three and nine month periods ended September 30, 2007.

During the three and nine month periods ended September 30, 2007, 4,000 and 31,000 options were exercised with an intrinsic value of $31,000 and $352,000, respectively. We received proceeds of $49,000 and $183,000 from the exercise of these options during the three and nine month periods ended September 30, 2007, respectively. Based on unvested options outstanding at September 30, 2007 compensation costs to be recorded in future periods are expected to be recognized as follows: 2007, $127,000; 2008, $509,000; 2009, $227,000 and 2010, $20,000.

Our “2005 Incentive and Non-Qualified Stock Option Plan” (“Incentive Plan”). The Incentive Plan provides for the issuance of up to 650,000 shares of common stock to our directors and key employees. A total of 555,000 of these options have been granted as of September 30, 2007 and 95,000 are available for grants. Of those granted, 8,000 shares have been exercised, 283,000 options are exercisable and 264,000 are not yet exercisable. Our previous plan, the “1995 Incentive and Non-Qualified Stock Option Plan,” provided for the issuance of 1,600,000 shares of common stock to our directors and key employees.  All of the approved options have been granted as of September 30, 2007, 1,185,000 shares have been exercised, 256,000 shares are exercisable and 159,000 options have been canceled. Upon the exercise of an option we issue the shares from our authorized, but unissued, shares.

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

Presented below is a summary of the stock options held by our employees and our directors and the related transactions for the three and nine months ended September 30, 2007.

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance at beginning of period	799,000	$12.79	467,000	$9.96
Options granted	8,000	17.50	368,000	15.94
Options exercised	(4,000)	11.33	(31,000)	5.94
Options forfeited	0	0	(1,000)	15.90
Balance at end of period	803,000	$12.85	803,000	$12.85
Options exercisable	538,000	$10.83	538,000	$10.83

The weighted average fair value of Company stock options granted is $5.04 per option for the nine months ended September 30, 2007. The fair value of the options was calculated using the Black-Scholes-Merton option pricing model with the following assumptions:

Nine Months ended September 30, 2007
Expected option term	3.7 years
Expected volatility	31.13%
Expected dividend yield	1.73%
Risk-free rate of return	4.49%

The expected volatility assumptions we used are based on the historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options, such estimated life being based on the historical experience of our stock option exercises.

The following table summarizes our outstanding and exercisable options at September 30, 2007:

Stock Options Outstanding				Stock Options Exercisable
Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Average Remaining Contractual Life	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Average Remaining Contractual Life
803,000	$12.85	$4,456,000	3.2 yrs.	538,000	$10.83	$4,075,000	2.6 yrs.

(1)

Based on the $18.40 closing price of our stock at September 30, 2007.

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

14.

Preferred Stock

In conjunction with the acquisition of API we issued 10,198 shares of Series A redeemable preferred stock, par value $1.00 per share, from the 10,500 shares authorized. Holders of Series A redeemable preferred stock are entitled to cumulative dividends thereon at the rate of three percent (3%) per annum payable on the remaining redemption value per share, in priority to the payments of dividends on the common shares. Holders of our Series A redeemable preferred stock have no preemptive rights and have the same voting rights as the holders of our common stock. The shares are non-certificated and mandatorily redeemable. They will be redeemed ratably at not less than $1,000,000 per year, with all remaining outstanding shares being redeemed by December 31, 2016. In June 2007, 1,019 shares of our Series A redeemable preferred stock were redeemed for a total cash pay-out of $1,060,000, which included accrued dividends of $40,000. In the event of any liquidation, the holders of our Series A redeemable preferred stock receive an amount equal to the remaining redemption value before any distribution is made to the holders of our common stock.

Pursuant to Financial Accounting Standards Board (“FASB”) Statement No. 150,  Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity  (“FASB No. 150”), an issuer is required to classify an instrument as a liability if it is issued in the form of shares that are mandatorily redeemable if it embodies an unconditional obligation that requires the issuer to redeem the shares by transferring the entity’s assets at a specified or determinable date(s) or upon an event that is certain to occur. The preferred stock’s mandatory cash redemption feature coupled with a fixed redemption date and fixed amount requires that it be classified as debt, rather than equity. As of September 30, 2007, the fair market value of the Series A redeemable preferred stock was $8,397,000.

15.

Minority Interest

The 3% minority interest in Asset Management, a subsidiary within our financial services segment, owned by key individuals within Asset Management, was repurchased by APS Investment Services in the current quarter for a nominal amount.

16.

Income Taxes

As further disclosed in the Extraordinary Gain section of our Management’s Discussion and Analysis section of this Quarterly Report on Form 10-Q, we recorded a tax-free extraordinary gain in the prior quarter in the amount of $2,264,000 as a result of our acquisition of API. The result of this extraordinary gain was to reduce our effective income tax rate for the nine months ended September 30, 2007, from approximately 37.3% to approximately 34.1%.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), “APS,” “we,” “our,” “us” and the “Company” refer to American Physicians Service Group, Inc., together with its subsidiaries, unless the context requires otherwise. The following MD&A should be read in conjunction with the accompanying consolidated financial statements for the three and nine months ended September, 2007, included in Part I, Item 1, As well as the audited, consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the United States Securities and Exchange Commission (the “SEC”) on March 28, 2007.

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

You can identify forward-looking statements by the use of words such as “may,” “target,” “should,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “projects,” “forecasts,” “believes,” “plans,” “expects,” “future” and “intends” and similar expressions which are intended to identify forward-looking statements. Forward-looking statements are based on beliefs and assumptions made by management using currently available information, such as market and industry materials, experts’ reports and opinions and trends. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. In evaluating forward-looking statements, you should carefully consider the risks and uncertainties referenced in “Risk Factors” in Part II, Item IA. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors contained in this quarterly report. Forward-looking statements contained in this quarterly report reflect our view only as of the date of this report. We do not have any obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following important factors, in addition to those referenced under “Risk Factors” in Part II, Item 1A, could affect the future results of our operations and could cause those results to differ materially from those expressed in or implied by such forward-looking statements:

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

Insurance Services. We provide medical professional liability insurance primarily in Texas, where our insurance subsidiary, API, has written business for over 30 years. API is authorized to do business in the States of Texas, Arkansas and Oklahoma and specializes in writing medical professional liability insurance for physicians, dentists and other healthcare providers. We became authorized to do business in Oklahoma during the three month period ended September 30, 2007. API currently insures approximately 4,950 physicians, dentists, and other healthcare providers, the vast majority of which are in Texas. Approximately 99% of API’s premiums are written through purchasing groups, which in Texas currently subjects us to less stringent state regulation of premium rates and policy forms. Historically, we operated as the attorney-in-fact manager for API since 1975. In April 2007, we acquired API, thus combining our insurance management experience with an insurance underwriting entity to allow for the increased possibility for expansion into new markets and to assist our efforts for continued growth in existing markets.

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

The underwriters of the offering were granted a 30-day period to exercise an option to purchase up to 315,000 additional common shares from APS. On July 12, 2007, we announced that the underwriters had exercised their over-allotment option to purchase all of these additional shares of common stock at the public offering price of $16.50 per share. Total common shares outstanding rose from approximately 4,819,000 before the over-allotment to approximately 7,134,000 afterwards.

Net proceeds received by the Company from the secondary offering, including the over-allotment, were approximately $35,000,000 after subtracting underwriting, legal, accounting and publication fees. Of this total, we contributed $10,000,000 to API to strengthen its capacity to underwrite insurance risks. The balance of the proceeds has been invested primarily in U.S. government and U.S. government agency securities and is available for general corporate purposes including possible acquisitions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES.

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to: reserve for losses and loss adjustment expenses; death, disability and retirement reserves; reinsurance premiums recoverable/payable; premiums ceded; deferred policy acquisition costs, impairment of assets; bad debts; income taxes; and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Investments. We account for our equity and fixed-income securities as available-for-sale. In the event a decline in fair value of an investment occurs, management may be required to determine if the decline in market value is other than temporary. Our policy is to account for investments as available-for-sale securities which requires that we assess fluctuations in fair value and determine whether these fluctuations are temporary or “other than temporary” as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,”. Management’s assessments as to the nature of a decline in fair value are based on the quoted market prices at the end of a period, the length of time an investment’s fair value has been in decline and our ability and intent to hold the investment until a recovery in value. If the fair value is less than the carrying value and the decline is determined to be other than temporary, a write-down is recorded against earnings in the period such determination is made.

Asset Impairment. We periodically review the carrying value of our assets to determine if events and circumstances exist indicating that assets might be impaired. If facts and circumstances support this possibility of impairment, our management will prepare undiscounted and discounted cash flow projections, which require judgments that are both subjective and complex. Management may also obtain independent valuations.  In accordance with SFAS No. 142, “Goodwill and Other Intangibles,” intangible assets with indefinite lives are not amortized but are subject to annual tests for impairment or more often if events or circumstances indicate they may be impaired.  Other identified intangible assets are amortized over their estimated useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount.

Business Combinations. We recorded all assets and liabilities acquired in the acquisition of API, including indefinite-lived intangibles, and other intangibles, at fair value as required by SFAS No. 141, “Accounting for Business Combinations”.  The initial recording of other intangibles requires subjective judgments concerning estimates of the fair value of the acquired assets and liabilities. Based on our review of the fair value of assets acquired in the acquisition of API on April 1, 2007, there was no goodwill and we recorded an extraordinary gain of $2,264,000 during the three months ended June 30, 2007 for the excess of net assets received over cost to acquire.

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

Reinsurance contracts do not relieve API from its obligations to policyholders. We continually monitor our reinsurers to minimize our exposure to significant losses from reinsurer insolvencies. Any amount found to be uncollectible is written off in the period in which the uncollectible amount is identified. As of September 30, 2007, all of our reinsurance contracts were with companies in strong financial condition, and management believes there is not a need to establish an allowance for uncollectible reinsurance recoverable. We have not experienced any material problems collecting from our reinsurers.

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

At September 30, 2007, we have several stock-based compensation plans, which are described more fully in Notes 12 and 13 to the audited consolidated financial statements contained in our most recently filed Annual Report on Form 10-K. Prior to January 1, 2006, we accounted for these plans under the recognition and measurement principles of APB No. 25, under which stock-based employee compensation cost was not reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  In accordance with SFAS No. 123, as amended by SFAS No. 148, we provided footnote disclosure of the pro forma stock-based compensation cost, net loss and net loss per share as if the fair-value based method of expense recognition and measurement prescribed by SFAS No. 123 had been applied to all employee options.

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

Income Taxes. We compute income taxes utilizing the asset and liability method. We recognize current and deferred income tax expense, which is comprised of estimated provisions for federal income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all or some portion of the benefits related to the deferred tax assets will not be realized. We have not established a valuation allowance because we believe it is more likely than not our deferred tax assets will be fully recovered.  In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which we adopted on January 1, 2007. FIN 48 clarifies the accounting for income tax uncertainties. The company has developed and implemented a process based on the guidelines of FIN 48 to ensure that uncertain tax positions are identified, analyzed and properly reported in the company’s financial statements in accordance with SFAS 109. Based on all known facts and circumstances and current tax law, we believe that the total amount of unrecognized tax benefits as of January 1, and September 30, 2007, is not material to its results of operations, financial condition or cash flows. We also believe that the total amount of unrecognized tax benefits as of January 1, and September 30, 2007, if recognized, would not have a material effect on our effective tax rate. We further believe that there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

RESULTS OF OPERATIONS

With the acquisition of API on April 1, 2007, our consolidated revenue and earnings will be predominately derived from medical professional liability insurance provided through our Insurance Services segment. Prior to April 1, 2007, the historical results of operations of our Insurance Services segment were determined by the management fees we received from API pursuant to a management agreement and the expenses incurred in managing API’s operations such as personnel expenses, rent, office expenses and technology costs. The management agreement obligated API to pay management fees to us based on API’s earned premiums before payment of reinsurance premiums. The management fee percentage was 13.5% of API’s earned premiums. In addition, any pre-tax profits of API were shared equally with us (profit sharing) so long as the total amount of profit sharing did not exceed 3% of earned premiums. When we acquired API, our management agreement with API was terminated and our consolidated results of operations are no longer affected by management fees from API; but, rather our results of operations are now directly affected by premiums API earns from the sale of medical professional liability insurance, investment income earned on assets held by API, insurance losses and loss adjustment expenses relating to the insurance policies API writes as well as commissions and other insurance underwriting and policy acquisition expenses API incurs.

The following table sets forth selected historical financial and operating data for the Company. The results of operations for the nine months ended September 30, 2007 include the historical financial and operating results of the Company prior to and subsequent to the acquisition of API on April 1, 2007. The results of operations for the three months ended September 30, 2007 includes only the historical financial and operating results of the Company subsequent to the acquisition of API on April 1, 2007.  For comparative purposes, we have also included on a pro forma basis the results of operations for the three months ended and nine months ended September 30, 2007 and 2006 of the Company and API as if the acquisition had occurred on January 1, 2007 and 2006, respectively. Any reference in the MD&A Section below to “on a pro forma basis” is as if the Company acquired API on January 1, 2007 and 2006, respectively.

The income statement data below for the three months and nine months ended September 30, 2007 and 2006, is derived from our consolidated unaudited financial statements which management believes incorporate all of the adjustments necessary for the fair presentation of the financial condition and results of operations for such periods. All information is presented in accordance with GAAP, but may not be comparable as data stated for periods 2006 and later were impacted by the implementation of SFAS No. 123(R). Actual financial results through September 30, 2007 may not be indicative of future financial performance. Equity compensation expense of approximately $1,200,000 related to our acquisition of API is included in the nine-month period ended September 30, 2007.

	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
	Actual	Actual	Pro forma	Pro forma	Actual	Actual	Pro forma	Pro forma
	(in thousands)
Income Statement Data:
Gross premiums and maintenance fees written - direct and assumed	$22,239	$-	$22,239	$24,121	$37,284	$-	$52,749	$61,560
Premiums ceded	504	-	504	(3,372)	3,922	-	1,515	(5,627)
Change in unearned premiums and maintenance fees	(5,112)	-	(5,112)	(5,666)	(3,129)	-	124	(3,527)

Net premiums and maintenance fees earned	17,631	-	17,631	15,083	38,077	-	54,388	52,406
Investment income, net of investment expenses	2,904	249	2,904	2,068	5,743	668	7,570	5,616
Realized capital gains (losses) - net	(3,195)	90	(3,195)	137	(3,659)	110	(3,452)	280
Management services	70	3,726	70	-	3,765	10,556	106	-
Financial services	5,434	3,048	5,434	2,913	17,623	11,383	17,316	11,032
Other revenue	35	12	35	65	69	65	84	254
Total revenues	22,879	7,125	22,879	20,266	61,618	22,782	76,012	69,588
Losses and loss adjustment expenses	4,624	-	4,624	10,243	7,786	-	18,750	28,465
Other underwriting expenses	3,262	-	3,262	3,631	5,696	-	9,053	9,536
Change in deferred policy acquisition costs	(444)	-	(444)	(427)	(287)	-	(146)	(356)
Management services expenses	-	3,147	-	-	3,823	8,548	-	-
Financial services expenses	4,907	2,914	4,907	2,905	15,599	10,359	15,674	10,348
General and administrative expenses	1,608	423	1,608	642	3,800	1,421	3,934	1,750
Loss from impairment of goodwill	-	-	-	-	1,247	-	1,247	1,247
Total expenses	13,957	6,484	13,957	16,994	37,664	20,328	48,512	50,990
Income from operations	8,922	641	8,922	3,272	23,954	2,454	27,500	18,598
Federal income tax expense (benefit)	3,630	232	3,630	1,170	8,949	883	10,141	6,394
Minority interests	-	-	-	-	1	2	1	2
Net income before extraordinary gain	$5,292	$409	$5,292	$2,102	$15,004	$1,569	$17,358	$12,202
Extraordinary gain	-	-	-	-	2,264	-	2,264	-
Net income	$5,292	$409	$5,292	$2,102	$17,268	$1,569	$19,622	$12,202

Loss ratios (1) & (4)
Current accident year	44%	-	44%	68%	-	-	56%	58%
Prior years	-18%	-	-18%	0%	-	-	-21%	-3%
Calendar year	26%	-	26%	68%	-	-	35%	55%
Expense ratio (2) & (4)	16%	-	16%	21%	-	-	16%	18%
Combined ratio (3) & (4)	42%	-	42%	89%	-	-	51%	73%

(1)    Loss ratio is defined as the ratio of losses and loss adjustment expenses to net premiums and maintenance fees earned.

(2)    Expense ratio is defined as the ratio of other underwriting expenses and net change in deferred acquisition costs to net premiums and maintenance fees earned.

(3)    Combined ratio is the sum of the loss ratio and the expense ratio.

(4)    Ratios are not applicable for the three months ended September 30, 2006 Actual Column and the nine months ended September 30, 2007 and 2006 Actual Columns as the acquisition of API occurred on April 1, 2007.

	As of September 30, 2007	As of December 31, 2006
	Historical	Historical	Pro forma

Balance Sheet Data:
Cash and cash equivalents and investments	$221,824	$27,161	$172,215
Premiums and maintenance fees receivable	19,134	-	16,493
Reinsurance recoverables	25,934	-	28,491
All other assets	15,986	9,115	22,006
Total assets	282,878	36,276	239,205
Reserve for losses and loss adjustment expenses	104,858	-	110,089
Unearned premiums and maintenance fees	39,677	-	39,786
All other liabilities	22,575	6,687	25,562
Total liabilities	167,110	6,687	175,437
Minority interest	-	21	21
Total shareholders' equity	$115,768	$29,568	$63,747

The discussion that follows should be read in connection with the unaudited Condensed Financial Statements and Notes thereto included elsewhere in this report. For additional information regarding the pro forma results of operations of the Company and API had the transaction occurred on January 1, 2007 and 2006, respectively, please see Note 3 to the Unaudited Financial Statements.

Revenues increased $15,754,000 (221%) to $22,879,000 from $7,125,000 and increased $38,836,000 (170%) to $61,618,000 from $22,782,000 for the three month and nine month periods ended September 30, 2007, respectively, compared to the same periods in 2006. Our income from operations increased $8,281,000 (1,292%) to $8,922,000 from $641,000 and increased $21,500,000 (876%) to $23,954,000 from $2,454,000 in the three and nine month periods ended September 30, 2007, respectively, compared to the same periods in 2006. Our net income increased $4,883,000 (1,194%) to $5,292,000 from $409,000 and increased $15,699,000 (1,001%) to $17,268,000 from $1,569,000 in the three and nine month periods ended September 30, 2007, respectively, compared to the same periods in 2006. Lastly, our diluted net income per share increased $0.59 (421%) to $0.73 from $0.14 and increased $2.84 (538%) to $3.37 from $0.53 in the three and nine month periods ended September 30, 2007, respectively, compared to the same periods in 2006. The explanations for these changes are described below.

Gross premiums and maintenance fees written. Gross premiums and maintenance fees written increased to $22,239,000 and $37,284,000 from $0 for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006 as a result of the acquisition of API on April 1, 2007.  On a pro forma basis, gross premiums and maintenance fees written decreased $1,882,000 (8%) to $22,239,000, from $24,121,000 and $8,811,000 (14%) to $52,749,000 from $61,560,000 for the three and nine month periods ended September 30, 2007, respectively, compared to the same periods in 2006. While API increased in the number of policyholders to 4,967 at September 30, 2007 from 4,578 at September 30, 2006, gross premiums and maintenance fees written decreased due to rate decreases which averaged 13% and 16% for the three and nine months ended September 30, 2007.

Premiums Ceded. Premiums ceded decreased to $504,000 and $3,922,000 from $0 for the three and nine months ended September 30, 2007, as compared to the same periods in 2006 as a result of the acquisition of API on April 1, 2007. On a pro forma basis, premiums ceded expenses decreased $3,876,000 to $504,000 from ($3,372,000) and $7,142,000 to $1,515,000 from ($5,627,000) for the three and nine months ending September 30, 2007, respectively, as compared to the same periods in 2006. The reinsurance contracts beginning in 2002 through 2007 are variable premium treaties that have various minimum and maximum rates. The actual premium rate will depend upon the ultimate losses ceded to the reinsurer under the related treaty. The Company, supported periodically by outside consulting actuarial reviews, continually monitors the development of claims subject to reinsurance and adjusts premiums ceded for estimated profit sharing provisions based on claims development in the reinsurance layers. The pro forma decrease in premiums ceded of $3,876,000 and $7,142,000 for the three months and nine months ended September 30, 2007, as compared to the same period in 2006, is primarily the result of lower estimated ceding rates due to lower estimated loss and loss adjustment expenses for prior treaty years 2002 through 2006. This prior year favorable development in the reinsurance layer resulted in us recognizing $2,435,000 and $8,071,000 as a reduction to ceded premiums in the three and nine months ended September 30, 2007 as compared to $0 and $4,310,000 of prior year favorable development in the pro forma three and nine months ended September 30, 2006. Based on lower claims frequency than anticipated for the current 2007 treaty, the Company recognized $305,000 as an additional reduction of ceded premium during the current quarter. Additionally, API increased its participation in the excess loss treaty from 10% in 2006 to 20% of any claim in excess of $250,000 on individual claims and $350,000 on multiple insured claims in 2007, which resulted in a lower cost of reinsurance than in 2006. API increased its retention in 2006 and 2007 based on decreases in claims experience since the passage of tort reform legislation in 2003.

Net Premiums and Maintenance Fees Earned.  Net premiums and maintenance fees earned increased by $17,631,000 and $38,077,000 from $0 for the three and nine months ended September 30, 2007 as compared to the same periods in 2006 as a result of the acquisition of API on April 1, 2007. On a pro forma basis, net premiums and maintenance fees earned increased by $2,548,000 (17%) to $17,631,000 from $15,083,000 and increased by $1,982,000 (4%) to $54,388,000 from $52,406,000 for the three and nine months ended September 30, 2007 as compared to the same periods in 2006. The increase for the three and nine months ending September 30, 2007 as compared to the same periods in 2006 was mainly due to favorable development of $2,435,000 and $8,071,000, respectively, on the 2002-2006 variable premium reinsurance treaties offset by average rate decreases of 13% and 16% for the three and nine months ended September 30, 2007, respectively.

Investment Income.  Investment income, net of investment expenses increased by $2,655,000 (1,066%) to $2,904,000 from $249,000 and $5,075,000 (760%) to $5,743,000 from $668,000 for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006 as a result of the acquisition of API on April 1, 2007. On a pro forma basis, investment income, net of investment expenses, increased by $836,000 (40%) to $2,904,000 from $2,068,000 and increased $1,954,000 (35%) to $7,570,000 from $5,616,000 for the three and nine months ended September 30, 2007 as compared to the same periods for 2006. On a pro forma basis, invested assets increased by $71,022,000 (53%) to $206,241,000 at September 30, 2007 from $155,617,000 at September 30, 2006 resulting in the increase in investment income. The increase in invested assets resulted primarily from the use of proceeds of our common stock offering as well as from positive net cash flow from operating activities.

Realized Capital Gains (Loss). Realized capital losses increased by $3,285,000 to $3,195,000 from a gain of $90,000 and increased $3,769,000 to $3,659,000 from a gain of $110,000 for the three and nine months ended September 30, 2007 as compared to the same periods of 2006. On a pro forma basis, realized capital losses increased by $3,332,000 to $3,195,000 from a gain of $137,000 and increased $3,732,000 to $3,452,000 from a gain of $280,000 for the three and nine months ended September 30, 2007, respectively, as compared to same periods in 2006. The increase in losses for the three and nine month periods ended September 30, 2007 as compared to the same periods in 2006 is primarily due to other than temporary impairment charges of $3,140,000 in the three months ended September 30, 2007, resulting from fair market value declines in our investment in Alt-A collateralized mortgage-backed securities. See Note 5 to the condensed consolidated financial statements for a more detailed explanation of this other-than temporary impairment of these securities.

Management Services Revenue. Prior to the acquisition of API, the historical results of operations of our insurance services segment were determined by the management fees we received from API pursuant to a management agreement and the expenses incurred in managing API’s operations. In conjunction with the merger with API on April 1, 2007, our management agreement was terminated as of March 31, 2007 and as such is no longer included in our consolidated results of operations. Management services revenue decreased by $3,656,000 to $70,000 from $3,726,000 and decreased $6,791,000 to $3,765,000 from $10,556,000 for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. As a result of our acquisition of API, we recorded management fee revenue including the contingent management fee only through the quarter ended March 31, 2007. However, comparable periods for the three months and nine months ended September 30, 2006 include management fee revenue on an annual basis.

Financial Services Revenues. Our financial services revenue increased $2,386,000 (78%) to $5,434,000 from $3,048,000 and increased $6,240,000 (55%) to $17,623,000 from 11,383,000 in the three and nine month periods ended September 30, 2007, respectively, compared to the same periods in 2006.  The increases in both current year periods were primarily the result of higher commission revenues earned at APS Financial, the broker/dealer, which derives most of its revenue from transactions in the fixed income market, in both investment and non-investment grade securities.  Commission revenues increased $1,804,000 (84%) and $5,199,000 (67%) in the three and nine month periods ended September 30, 2007, respectively, compared to the same periods in 2006.  Revenue from our trading in mortgage related securities picked up during the quarter as a result of the well publicized problems in the residential loan market.  Some investors in this asset class liquidated positions, while others viewed the current market conditions as an opportunity to invest at distressed price levels.  Revenue from trading of corporate high yield bonds was also satisfactory during the third quarter due to customer activity in investments of certain distressed and bankrupt companies.  Also contributing to our increased revenues was the continued growth of transactions in bank debt and trade claims which increased $551,000 (160%) to $896,000 from $345,000 and $1,691,000 (143%) to $2,870,000 from $1,179,000 for the three and nine month periods ended September 30, 2007, respectively, compared to the same periods in 2006.

Loss and Loss Adjustment Expenses.  As a result of the acquisition of API on April 1, 2007, loss and loss adjustment expenses increased to $4,624,000 and $7,786,000 from $0 for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. On a pro forma basis, loss and loss adjustment expenses for the three months ended September 30, 2007 decreased by $5,619,000 (55%) to $4,624,000 from $10,243,000 for the three months ended September 30, 2006. The decrease of $5,619,000 on a pro forma basis is the result of a lower accident year loss and loss adjustment expense and higher favorable development on prior year losses as compared to 2006. For the three months ended September 30, 2007, current accident year loss and loss adjustment expenses totaled $7,789,000 based on 89 claims reported and prior year losses developed favorably $3,165,000 as a result of reductions in our estimates of claims severity, principally the 2002 through 2006 report years. For the three months ended September 30, 2006, current accident year loss and loss adjustment expenses were $10,259,000 based on 160 claims reported and there was $21,000 favorable development for the three months ended. On a pro forma basis, for the nine months ended September 30, 2007, loss and loss adjustment expenses decreased by $9,715,000 (34%) to $18,750,000 from $28,465,000 for the nine months ended September 30, 2006. The decrease on a pro forma basis is the result of higher favorable development on prior year losses of $11,556,000 for the nine months ended September 30, 2007 as compared to $1,735,000 of favorable development on prior year losses for the nine months ended September 30, 2006. The effects of 2003 tort reform in Texas on average claim severity post-reform are emerging favorably and resulting in improved claim development patterns. Since the passage of reform, API has favorably settled a number of post-tort reform claims from the 2004 and 2005 report years. On a pro forma basis, even though reported claims have decreased for the nine months ended September 30, 2007 by 123 to 286 from 409 for the nine months ended September 30, 2006, our current 2007 accident year loss and loss adjustment expenses remains comparable to the 2006 accident year. We continue to accrue our current accident year losses conservatively based on increases in policyholder count from 4,578 as of September 30, 2006 to 4,967 as of September 30, 2007.

We continually review and update the data underlying the estimation of the loss and loss adjustment expense reserves and make adjustments that we believe the emerging data warrant. Any adjustments to reserves that are considered necessary are reflected in the results of operations in the period the estimates are changed. As of September 30, 2007, we continue to reserve at the upper end of the reserve range.

Other Underwriting Expenses and Net Change in Deferred Acquisition Costs.  Other underwriting expenses increased to $3,262,000 and $5,696,000 from $0 for the three and the nine months ended September 30, 2007, respectively, as compared to the same periods in 2006 as a result of the acquisition of API on April 1, 2007. On a pro forma basis, other underwriting expenses decreased by $369,000 (10%) to $3,262,000 from $3,631,000 and decreased $483,000 (5%) to $9,053,000 from $9,536,000 for the three months and the nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. Other underwriting expenses consist primarily of commissions to agents, premium taxes and other general underwriting expenses related to managing our insurance services segment. The pro forma decrease of $369,000 and $483,000 for the three and nine months ended September 30, 2007, respectively as compared to the same periods for September 30, 2006, is mainly attributable to conversion and higher merger related expenses and agent commissions in the prior year period as compared to the current year. Net change in deferred acquisition costs decreased to $(444,000) and $(287,000) from $0 for the three months and the nine months ended September 30, 2007, respectively, as compared to the same periods in 2006 as a result of the acquisition of API on April 1, 2007.  On a pro forma basis, the net change in deferred acquisition costs, which is comprised of the change in deferred and amortized commissions paid to agents on new and renewal business and deferred and amortized premium taxes, decreased for three months ending September 30, 2007 by $17,000 (4%) to $(444,000) from $(427,000) for the comparable period in 2006 due to the new costs capitalized exceeding amortization of expenses. Deferred acquisition costs increased for nine months ending September 30, 2007, by $210,000 (59%) to $(146,000) from $(356,000) for the comparable period in 2006 due to the amortization of expenses exceeding new costs capitalized.

Management Service Expenses. Prior to the acquisition of API, the historical results of operations of our insurance services segment were determined by the management fees we received from API pursuant to a management agreement and the expenses incurred in managing API’s operations.  In conjunction with the merger with API on April 1, 2007, our management agreement was terminated as of March 31, 2007 and as such is no longer included in our consolidated results of operations. Thus, as a result of the merger, insurance management services expenses decreased by $3,147,000 (100%) to $ 0 from $3,147,000 and $4,725,000 (55%) to $3,823,000 from $8,548,000 in the three and nine month periods ended September 30, 2007, respectively, compared to the same periods in 2006. Insurance services expenses were recorded only through the quarter ended March 31, 2007. However, comparable periods for the three months and nine months ended September 30, 2006 include insurance services expenses on an annual basis.

Financial Services Expenses. Our financial services expenses increased $1,993,000 (68%) to $4,907,000 from $2,914,000 and increased $5,240,000 (51%) to $15,599,000 from $10,359,000 in the three and nine month periods ended September 30, 2007, respectively, compared to the same periods in 2006. The primary reason for the current year increase is a $1,427,000 (86%) and $4,011,000 (64%) increase in commission expense in the current year three and nine month periods, respectively, compared to the same periods in 2006. This resulted from the increase of commissions paid on non-investment grade bond and trade claim transactions mentioned above. In addition, incentive compensation costs increased $62,000 (36%) and $659,000 (122%) in the current three and nine months, respectively, as a result of increased profits and surpassing certain minimum thresholds earlier in the year. Legal and professional expenses were higher by $101,000 (77%) and $250,000 (98%) for the current year three and nine months, respectively, due to costs incurred for litigation concerning certain transactions and for expenses to further our efforts to become compliant with the Sarbanes-Oxley Act of 2002. In addition, a claim was settled in the current period in the amount of $160,000 resulting from a disputed trade claim transaction.

General and Administrative Expenses. General and administrative expenses increased $1,185,000 (280%) to $1,608,000 from $423,000 and increased $2,379,000 (167%) to $3,800,000 from $1,421,000 in the three month and nine month periods ended September 30, 2007, respectively, compared to the same periods in 2006. The increase in general and administrative expenses in the current quarter includes higher salaries of $144,000 or 82% resulting from our hiring a new Chief Operating Officer and new administrative assistant in April of 2007; higher incentive compensation of $171,000 or 131%, a formula-driven expense that is higher in 2007 due to the large increase in net earnings; higher board fees of $265,000 or 2,263% resulting from deferred compensation awarded as a result of the successful merger as well as due to a greater number of directors and a greater number of board meetings necessitated by the merger with API and the common stock secondary offering; higher professional fees of $181,000 or 337% resulting from internal control expenditures to further our efforts to become compliant with the Sarbanes-Oxley Act of 2002; and higher interest of $281,000 resulting from interest and preferred stock dividends due to our preferred share holders. The increase in general and administrative expenses for the nine months ended September 30, 2007, current year includes higher salaries of $252,000 or 48%; higher incentive compensation of $679,000 or 178%; higher board fees of $415,000 or 470%; higher legal and professional of $284,000 or 174%; and higher interest expense of $379,000. All of the explanations provided for the current quarter variances apply to the nine month variances.

Loss from Impairment of Goodwill. Goodwill arose upon the repurchase of an interest in APS Insurance Services from a minority holder in 2003. Goodwill was determined to exist based on earnings expected to be generated from the management agreement with API. With our purchase of API and termination of the management agreement the question of impairment of the goodwill was raised. Upon review, we determined that the original circumstances creating the goodwill no longer existed and that the entire $1,247,000 balance was impaired. The goodwill was written off in the quarter ended June 30, 2007.

Minority Interest. The 3% minority interest in Asset Management, a subsidiary within our financial services segment, owned by key individuals within Asset Management, was repurchased by APS Investment Services in the current quarter for a nominal amount.

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

The primary sources of our liquidity for the nine months ended September 30, 2007, are funds provided by insurance premiums collected, net investment income, recoveries from reinsurers and proceeds from the maturity and sale of invested assets and principal receipts from our mortgage-backed securities. In addition, a large non-recurring source of funds in 2007 resulted from our secondary common stock offering of 2,315,000 shares. The primary uses of cash are losses from insurance claims, loss adjustment expenses, operating expenses, the acquisition of invested assets and fixed assets, reinsurance premiums and federal income taxes.

Cash Flows. Our total cash and cash equivalents balance at September 30, 2007, was $14,788,000, an increase of $10,546,000 (249%) in the current year as cash provided by operating and financing activities more than offset net cash used in investing activities. Our cash flows provided from operating activities totaled $7,043,000 for the current year on the strength of net income before extraordinary gains of $15,004,000. Our Insurance Services segment generated the bulk of the cash received from operating activities, the result of increased premium and maintenance fee receipts and decreased claims payouts. Cash provided by financing activities contributed $32,342,000 for the nine months ended September 30, 2007 as a result of cash received from our secondary offering of common stock totaling approximately $30,237,000 as well as cash received from an over-allotment sale of an additional 315,000 shares which contributed another $4,846,000. Partially offsetting this was a dividend paid to our common stock shareholders ($1,416,000) and a partial redemption of our preferred stock ($1,018,000). Our cash flows used in investing activities totaled $28,839,000 in 2007 primarily as a result of purchases of available-for-sale fixed income securities in excess of proceeds from their sale. Partially offsetting this use of cash from investing activities was cash totaling $9,910,000 received as part of the assets acquired from our acquisition of API. For details of the amounts described above, refer to the Condensed Consolidated Statements of Cash Flows on page 7 of this Form 10-Q.

Historically, we have maintained a strong working capital position and, as a result, we have been able to satisfy our operational and capital expenditure requirements with cash generated from our operating and investing activities. These same sources of funds have also allowed us to pursue investment and expansion opportunities consistent with our growth plans. Although there can be no assurance our operating activities will provide positive cash flow for the remainder of 2007, we are optimistic that our working capital requirements will be met for the foreseeable future for the following reasons: (1) our current cash position is very strong, with a balance of approximately $15,000,000; (2) a large portion of our approximate $206,000,000 investment portfolio is in short-term, highly liquid bonds and other fixed income securities, and (3) we renewed a line of credit in April 2007 that is described below.

Line of Credit. We renewed a $3,000,000 line of credit that was originally established in November 2003 with PlainsCapital Bank. The line of credit calls for interest payments only to be made on any amount drawn until April 15, 2008, when the entire amount of the line of credit, principal and interest then remaining unpaid, becomes due and payable. At September 30, 2007, there had never been any advances taken against this line of credit. We are in compliance with the covenants of the loan agreement, including requirements for a minimum of $5,000,000 of unencumbered liquidity and a minimum 2 to 1 net worth ratio.

Capital Expenditures. In April 2007 we entered into a contract with a vendor to provide us with, and assist in the implementation of an integrated policy and claims administration system. The total cash outflow for the project is anticipated to be approximately $2,100,000 over the next 15 to 18 months.  Our capital expenditures for equipment were $710,000 in the first nine months of 2007 of which approximately $449,000 were expenditures related to the initial phase of this software implementation project. We expect capital expenditures for the remainder of 2007 to be approximately $600,000 for this system upgrade project and are expected to be funded through cash on hand.

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

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which we adopted on January 1, 2007. FIN 48 clarifies the accounting for income tax uncertainties. The company has developed and implemented a process based on the guidelines of FIN 48 to ensure that uncertain tax positions are identified, analyzed and properly reported in the company’s financial statements in accordance with SFAS 109. Based on all known facts and circumstances and current tax law, we believe that the total amount of unrecognized tax benefits as of January 1, and September 30, 2007 is not material to its results of operations, financial condition or cash flows. We also believe that the total amount of unrecognized tax benefits as of January 1, and September 30, 2007, if recognized, would not have a material effect on its effective tax rate. We further believe that there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the company’s results of operations, financial condition or cash flows.

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

We invest our assets primarily in fixed-maturity securities, which as of September 30, 2007 and December 31, 2006 comprised approximately 94% and 79% of total investments at market value. As of September 30, 2007 and December 31, 2006, the fair value of investments in fixed maturity securities was $194,156,000 and $16,636,000. The significant increase in fixed-income maturities is the result of the acquisition of API on April 1, 2007.

The fixed-income maturities consist predominately of investment grade U.S. government agency and non-agency collateralized mortgage obligations and U.S. government agency mortgage-backed bonds for the purpose of generating ample cash flow to meet claim funding requirements while maintaining a reasonable investment yield.

We have exposure to credit risk primarily as a holder of fixed-income securities. We control this exposure by emphasizing investment grade quality in the fixed-income securities we purchase. At September 30, 2007 and at December 31, 2006, substantially all of our fixed-income portfolio consisted of investment grade securities. We believe that this concentration of investment grade securities limits our exposure to credit risk on our fixed-income investments.

Of our entire invested assets, including cash, agency-backed mortgage obligations, with underlying collateral consisting of GNMA, FHLMC, or FNMA loans comprise 38% of our portfolio; non-agency collateralized mortgage obligations comprise 23% of our portfolio; and the remaining 39% is comprised of U.S. Treasury, government agency bonds and notes, municipal tax exempt bonds, corporate bonds and equities.  The majority of the non-agency CMO’s in our portfolio have underlying mortgages categorized as “Prime” quality loans, and none of our CMO’s have underlying mortgages classified as “Subprime.” However, within our portfolio there are eleven CMO securities classified as “Alternative-A” or “Alt-A.”  These Alt-A securities are generally considered to have underlying mortgages with underwriting characteristics that are stronger than “Subprime” mortgages but less stringent than “Prime” mortgages. All of our Alt-A securities are investment grade, currently rated either AAA, AA or A.

During the three months ended September 30, 2007, we saw a significant and rapid decline in the market value of our Alt-A securities, particularly those with an A rating. In evaluating this decline, combined with the deepening national housing crisis and its potential effects on the underlying collateral, we have concluded that the decreases in value of our A rated Alt-A securities should be considered to be “other than temporary” as defined in Statements of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The amount of the pretax charge to earnings associated with this adjustment for the three months ended September 30, 2007, is $3,140,000 bringing our total carrying value in Alt-A securities to $13,904,000 from $17,044,000 as of September 30, 2007. While we to have the ability and intent to hold all of our Alt-A securities indefinitely, we will continue to monitor and evaluate these securities and their underlying collateral.

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

Equity securities comprised approximately 5% and 21.0% of total investments at market value as of September 30, 2007 and December 31, 2006, respectively. As of September 30, 2007 and December 31, 2006, the fair value of investments in equity securities was $10,154,000 and $4,403,000, respectively.

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

An additional impairment charge was taken in the current quarter on our investment in Financial Industries Corporation (“FIC”) having previously resolved that declines in FIC’s stock price will be considered to be “other than temporary” as defined in Statements of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Our policy in regards to our investment in FIC is that we will record pretax charges to earnings should the common stock price on the last day of each interim or annual period fall below the adjusted cost basis of our investment in FIC. During the three months ended September 30, 2007, that charge totaled $39,000, bringing the total amount written off in 2007 to $693,000. As a consequence of these write-downs, our basis in this stock has declined to $5.80 per share which equals the fair market value of FIC common stock at September 30, 2007. While we continue to have the ability and the intent to hold the stock indefinitely, we concluded that the additional uncertainty created by FIC’s late SEC filings, together with its continued de-listing from any national stock exchanges, dictated that the current quarter decline should be viewed as other than temporary. We will continue to monitor and evaluate the situation at FIC.

The remainder of the investment portfolio consists of cash and highly liquid short-term investments.

As mentioned above, our invested assets are subject to interest rate risk and equity price risk. The following table presents the effect as of September 30, 2007 on current estimated fair values of the fixed-maturity securities available-for-sale and equity securities assuming a 100-basis point (1%) increase in market interest rates and a 10% decline in equity prices.

	Carrying Value	Estimated Fair Value at Current Market Rates/Prices	Estimated Fair Value at Adjusted Market Rates/Prices (1)
		(in thousands)
Interest rate risk:
Fixed-maturities; available for sale	$194,156	$194,156	$182,419
Equity price risk:
Equity securities	10,154	10,154	9,139

(1)

Adjusted rates assume a 100 basis point (1%) increase in market rates for fixed rate securities and a 10% decline in equity market values.

For all our financial assets and liabilities, we seek to maintain reasonable average durations, consistent with the maximization of income, without sacrificing investment quality and providing for liquidity and diversification.

The estimated fair values at current market rates for financial instruments subject to interest rate risk and equity price risk in the table above are the same as those included elsewhere herein. The estimated fair values are calculated using simulation modeling based on the most likely outcome, assuming a 100-basis point shift in interest rates.

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

Additionally, our revenues generated through commissions at our financial services segment also expose us to market risk. Changes in interest rates could have an impact at our broker/dealer subsidiary, APS Financial. The general level of interest rates may trend higher or lower, and this move may impact our level of business in different fixed-income sectors. If a generally improving economy is the impetus behind higher rates, then while our investment grade business may drop off, our high yield business might improve with improving credit conditions. A volatile interest rate environment could also impact our business as this type of market condition can lead to investor uncertainty and their corresponding willingness to commit funds.

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

ITEM 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the period ended June 30, 2007, and our Registration Statement on Form S-1, which became effective on June 20, 2007, which could materially affect our business, financial condition or future results. The risks described in those reports are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) through (d) are inapplicable.

(e)  Stock Repurchases for the three months ended September 30, 2007:

Period	(a) Total Number of shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May yet be Purchased under the Plans or Programs (2)

July 1, 2007 – July 31, 2007	-0-	$-0-	-0-	$1,053,000
Aug 1, 2007 – Aug 31, 2007	1,023	$17.60	1,023	$1,035,000
Sept 1, 2007 – Sept 30, 2007	1,000	$18.05	1,000	$2,017,000

(1)

All of the total shares purchased were purchased in open market transactions.

(2)

Our original share repurchase program was announced August 17, 2004, was increased in $2,000,000 increments on December 12, 2005 and on June 30, 2006 and by $1,000,000 on September 7, 2007. As of September 30, 2007, we have a maximum dollar value of $2,017,000 remaining for the future purchase of shares under the Stock Repurchase program.

Our open market stock repurchases are made in reliance upon Rule 10b-18 of the Exchange Act safe harbor from certain market manipulation claims for purchases by an issuer of its own common stock. Under this rule, we may not open trading in our shares, may not trade in the last thirty minutes of the trading session, may bid no more than the current bid or last trade, and may purchase no more in a single day than 25% of the average daily trading volume for the last four calendar weeks, unless certain rules for larger block trades are followed. Our stock option plan allows us to accept shares owned by an optionee immediately prior to the exercise of an option in payment for the option exercise. Additionally, we consider unsolicited offers to sell shares back to us and make a decision on purchasing them based on the price and our business needs at the time of the offer. We give priority in our repurchases to shares offered in option exercises, followed by open market purchases and finally unsolicited offers from shareholders. We do not reissue any shares acquired in repurchases, instead canceling them upon acquisition.

ITEM 3.  Defaults Upon Senior Securities

Not Applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to vote to security holders during the three months ended September 30, 2007.

ITEM 5.  Other Information

Not Applicable

ITEM 6.  Exhibits

1.1

Underwriting Agreement to sell 2.3 million shares of the Company’s common stock. (2)

3.2

Amended and Restated Bylaws of American Physicians Service Group, Inc. adopted September 7, 2007 (4)

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

10.5

Excess of Loss Reinsurance contract effective January 1, 2007 between American Physicians Insurance Exchange and the Reinsurers. (2)

10.6

Revolving Promissory Note dated April 15, 2007 between American Physicians Service Group, Inc. and PlainsCapital Bank. (3)

10.7

Amendment to 2005 Incentive and Non-Qualified Stock Option Plan of American Physicians Service Group, Inc. (4)

10.8

Form of Stock Option Agreement (Non-Qualified). (4)

31.1

Section 302 Certification of Chief Executive Officer (4)

31.2

Section 302 Certification of Chief Financial Officer (4)

32.1

Section 906 Certification of Chief Executive Officer (4)

32.2

Section 906 Certification of Chief Financial Officer (4)

________________

(1)

Filed as an Exhibit to the Registration Statement on Form S-1, Registration No. 333-143241, of the Company filed on May 24, 2007, and incorporated herein by reference.

(2)

Filed as an Exhibit to the Registration Statement on Form S-1/A, Registration No. 333-143241, of the Company filed on June 18, 2007, and incorporated herein by reference.

(3)

Filed as an Exhibit to the June 30, 2007 Quarterly Report on Form 10-Q filed on August 17, 2007, and incorporated herein by reference.

(4)

Filed herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Physicians Service Group, Inc.

Date: November 5, 2007	/s/ William H. Hayes
William H. Hayes, Chief Financial Officer