Form 10-K
period 2007-12-31
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 2008-03-13
CIK 724024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007

☐

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:  001-31434

AMERICAN PHYSICIANS SERVICE GROUP, INC.

(Exact name of registrant as specified in its charter)

Texas	75-1458323
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification No.)

1301 Capital of Texas Highway, Suite C-300, Austin Texas	78746
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 328-0888

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Aggregate Market Value at June 29, 2007: $119,766,087

Indicate the number of shares outstanding of each of the registrant’s class of common stock, as of the latest practicable date.

Title of Each Class Common Stock, $.10 par value	Number of Shares Outstanding At March 1, 2008 7,175,920

Documents Incorporated By Reference

None

AMERICAN PHYSICIANS SERVICE GROUP, INC.

2007 Annual Report on Form 10-K

AMERICAN PHYSICIANS SERVICE GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements: of our plans, strategies and objectives for future operations; concerning new products, services, or developments; regarding future economic conditions, performance, or outlook; as to the outcome of contingencies; of beliefs or expectations; and of assumptions underlying any of the foregoing.

Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,”  “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of the filing of this Annual Report on Form 10-K. Factors that might cause our results to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, those discussed in Item 1. Business, Item 1A. Risk Factors, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, below. Forward-looking statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we undertake no obligation, other than that imposed by law, to update forward-looking statements to reflect further developments or information obtained after the date of filing of this Annual Report on Form 10-K or, in the case of any document incorporated by reference, the date of that document.

The following important factors, in addition to those referenced under “Risk Factors” in Item 1A, could affect the future results of our operations and could cause those results to differ materially from those expressed in or implied by such forward-looking statements:

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

•

significantly increased competition among insurance providers;

•

changes in the availability or cost of reinsurance including our ability to renew our existing reinsurance treaty or obtain new reinsurance;

•

failure of our reinsurers to pay claims in a timely manner;

•

loss of key executives, personnel, accounts or customers; and

•

potential losses and litigation risk associated with our Financial Services businesses.

The foregoing factors should not be construed as exhaustive and we caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this report. In addition to any risks and uncertainties specifically identified in the text surrounding forward-looking statements, you should consult our other filings under the Securities Act of 1933 and the Securities Act of 1934 for factors that could cause our actual results to differ materially from those presented.

PART 1

ITEM 1.  Business.

General

We were organized in October 1974 under the laws of the State of Texas. Our principal executive office is at 1301 Capital of Texas Highway, Suite C-300, Austin, Texas 78746, and our telephone number is (512) 328-0888. Our website is www.amph.com. We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission, or the SEC. We also show details about stock trading by corporate insiders by providing access to SEC Forms 3, 4, and 5.  Our stock trades on the NASDAQ Stock Market under the symbol “AMPH.”

We provide (1) insurance services, specifically medical professional liability insurance and (2) financial services, including brokerage and other investment services to individuals and institutions.

Recent Transactions

Acquisition

On April 1, 2007, we acquired all of the issued and outstanding stock of American Physicians Insurance Company (“API”). The business combination was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on fair values at the date of acquisition. The total purchase price was $45,167,000 and consisted of consideration of 1,982,499 shares of the Company’s common stock, valued at a per share price of $17.635, or $34,961,000 in the aggregate, $35,000 in cash paid in lieu of fractional shares of common stock, 10,197.95 shares of preferred stock valued at $9,179,000, plus costs to complete the acquisition of $992,000. We are required to redeem at least $1 million of the preferred stock each calendar year beginning in 2007, until December 31, 2016, at which time all of the preferred stock must have been redeemed. The preferred stock has a cumulative dividend equal to 3% of the outstanding redemption value per year. On June 1, 2007, we made the first required payments, redeeming 10% of the preferred shares outstanding and paying the preferred stock dividend.

Secondary Stock Offering

On June 19, 2007, we announced that our public offering of 2,100,000 shares of common stock had priced at $16.50 per share. Of the shares offered, 2,000,000 were sold by us, and Kenneth S. Shifrin, our Chairman of the Board and Chief Executive Officer, sold 100,000 of the 582,554 shares he owned as of that date.

The underwriters of the offering were granted a 30-day period to exercise an option to purchase up to 315,000 additional common shares from us. On July 12, 2007, we announced that the underwriters had exercised their over-allotment option to purchase all of these additional shares of common stock at the public offering price of $16.50 per share. Total common shares outstanding rose from approximately 4,819,000 to approximately 7,134,000 after the public offering.

Net proceeds received by the Company from the secondary offering, including the over-allotment, were approximately $35,000,000 after subtracting underwriting, legal, accounting and printing costs. Of this total, we contributed $10,000,000 to API to strengthen its capacity to underwrite insurance risks. The balance of the proceeds has been invested primarily in U.S. government and U.S. government agency securities and is available for general corporate purposes including possible acquisitions.

Insurance Services Operations

Corporate Overview

We provide medical professional liability insurance primarily in Texas, where our insurance subsidiary, API has written business for over 30 years. API is authorized to do business in the States of Texas, Arkansas and Oklahoma and specializes in writing medical professional liability insurance for physicians and other healthcare providers. We became authorized to do business in Oklahoma in August 2007. We currently insure approximately 4,950 physicians and other healthcare providers, the vast majority of which are in Texas. Approximately 99% of our premiums are written through purchasing groups, which in Texas currently subjects us to less stringent state regulation of premium rates and policy forms. Historically, we operated as the attorney-in-fact manager for API since 1975. In April 2007 we acquired API, thus combining our insurance management experience with an insurance underwriting entity to allow for the increased capacity for continued growth in existing markets and for expansion into new markets.

Prior to our acquisition, API had been organized as a reciprocal insurance exchange under the laws of the State of Texas since 1975. A reciprocal insurance exchange is an entity, similar to a mutual insurance company, which sells insurance to its subscribers and other eligible healthcare providers, who may pay, at the election of the company, in addition to their annual insurance premiums, a contribution to the company’s surplus. These exchanges generally have a need for few, if any, paid employees and, instead, are required to enter into a contract with an “attorney-in-fact” that provides for all management and administrative services for the reciprocal exchange. The Company, through a wholly owned subsidiary, was the attorney-in fact for API from its inception until the acquisition.

The management agreement with the Company provided for full management of API’s affairs under the direction of its board of directors. Subject to the direction of the API board, as the attorney-in-fact, we sold and issued policies, investigated, settled and defended claims, and otherwise managed API’s day to day operations. We also paid certain salaries and personnel related expenses, rent and office operations costs and information technology costs, as provided in the management agreement. API was responsible for the payment of all claims, claims expenses, peer review expenses, directors’ fees and expenses, legal, actuarial and auditing expenses, its taxes, outside agent commissions and certain other specific expenses.

In consideration for performing services as the attorney-in-fact, API paid management fees to us equal to 13.5% of API’s earned premiums before payment of reinsurance premiums.  In addition, any pre tax profits of API would be shared equally with us (profit sharing) so long as the total amount of profit sharing did not exceed 3% of API’s earned premiums. The management fees paid to us were $2,729,000, $10,965,000 and $11,038,000 for the quarter ended March 31, 2007, and the years ended 2006 and 2005, respectively.  Revenues from our Insurance Services segment contributed approximately 41% for the first quarter of 2007 and 46% and 41% of our total revenue in 2006 and 2005, respectively.  As a result of our acquisition of API, the attorney-in-fact relationship ended and, after the first quarter of 2007, these management fees no longer affect our consolidated results of operations.

Since the acquisition of API, our results of operations are now directly affected by premiums we earn from the sale of medical professional liability insurance, investment income earned on assets held by API, insurance losses and loss adjustment expenses relating to the insurance policies we write as well as commissions and other insurance underwriting and policy acquisition expenses we incur. For the year ended December 31, 2007, revenues and pre-tax earnings from our Insurance Services segment, represents approximately 74% of our total revenues and 94% of pre-tax earnings. On a pro forma, as if the acquisition had occurred on January 1, 2006, revenues and pre-tax earnings from our Insurance Services segment would have contributed approximately 82% and 93% of total revenues and pre-tax earnings, respectively, for the year ended December 31, 2006 and approximately 79% and 96% of our total revenues and pre-tax earnings, respectively, for the year ended December 31, 2007.

At the effective time of the merger, API entered into an Advisory Services Agreement with API Advisory, LLC, or API Advisor, an entity formed by the former members of API's board of directors.  Under the terms of the Advisory Services Agreement, API Advisor will provide advisory and consulting services as an independent contractor.  This arrangement allows us to retain physician involvement in the Company and continue our philosophy of physicians working for physicians.

Products and Services

We offer medical professional liability insurance coverage, which is designed to protect our policyholders from losses and legal costs associated with medical professional liability claims. Generally, medical professional liability insurance is offered on either a “claims made” basis or an “occurrence” basis. “Claims made” policies insure physicians only against claims that are reported during the period covered by the policy. “Occurrence” policies insure physicians against claims based on occurrences during the policy period regardless of when they are reported. We primarily offer “claims made” policies. We also provide for an extended reporting option, or tail policy, which is written on an occurrence basis to policyholders who meet certain requirements upon the non-renewal or cancellation of their policy, or upon their death, disability or retirement from practice.  Our policies are written for one-year terms, with limits up to $1 million per medical incident and $3 million in aggregate per physician per year.

Revenues and Industry Overview

The information required by Regulation S-K Items 101(b) and 101(d) related to financial information about segments and financial information about sales is contained in Note 21 of our accompanying audited consolidated financial statements included in Item 15. of this Form 10-K.

We derive the majority of our revenues from earned premiums and maintenance fees that result from issuing policies written on a claims-made basis to physicians, physician groups and other healthcare providers as well as income generated from our investment portfolio. We charge both a base premium and a premium maintenance fee on our claims made policies, which offset the costs incurred by us to issue and maintain policies. Policies are written for a one-year term and premiums and maintenance fees are earned on a pro-rata basis over the term of the policy. Upon termination of coverage, policyholders may purchase an extended reporting period (tail) policy for additional periods of time. These extended period coverage policy premiums are immediately earned when the policy is issued.

Our results from operations are primarily driven by underwriting results, which is measured by subtracting incurred loss and loss adjustment expenses and other underwriting expenses from net earned premiums and maintenance fees. Net earned premiums exclude premiums ceded to reinsurers. Premiums ceded to reinsurers (ceded premiums) represent amounts paid to the reinsurance companies in return for the reinsurance company assuming a portion of the risk. Substantial underwriting losses could result in a curtailment or cessation of our operations. To limit possible underwriting losses, we reinsure our coverage risk between $250,000 and $1,000,000 per medical incident and for the 2007 and 2006 treaty years we share in 20% and 10%, respectively, of the profits and losses generated in this reinsurance layer.  We utilize reinsurance to control exposure to potential losses arising from large risks and allow us to have capacity for growth.

Investment income is a result of the performance of our assets invested in fixed income securities and dividends received in equity securities. Investment income is impacted by the size of the portfolio and the rate of return, or yield, on the fixed income portfolio and is in addition to realized gains or losses on the sale of equity or fixed income securities.

The medical professional liability insurance industry tends to be cyclical in nature and the financial results of medical professional liability insurers are influenced by many factors including changes in severity and frequency of claims, changes in applicable laws and regulatory reform, changes in judicial attitudes towards liability claims, and changes in inflation, interest rates and general economic conditions.

The availability of medical professional liability insurance, or the industry’s underwriting capacity, is determined principally by the industry’s level of capitalization, historical underwriting results, returns on investment and perceived premium rate adequacy. Historically, the financial performance of the medical professional liability insurance industry has fluctuated between “soft” insurance markets and “hard” insurance markets. In a soft insurance market, increased competitive conditions drive unfavorable premium rates and underwriting terms that can result in losses for insurance carriers. In a hard insurance market, competitive conditions provide for more favorable premium rates and underwriting terms that can result in increased profitability for insurance carriers. Beginning in the early 1990s, the medical professional liability insurance industry in Texas and Arkansas operated in a soft market. Similarly, the industry experienced soft markets at the national level. However, beginning in 2001 and continuing throughout 2003, the medical professional liability insurance market hardened, with a number of carriers withdrawing from the Texas market. Prices for coverage rose substantially as insurers raised premium rates in reaction to increasing losses suffered in the industry.

Tort reform, enacted in Texas in 2003, has generally benefited medical professional liability insurers in the state by limiting certain damages that could be awarded in a medical professional liability claim. In September 2003, Texas voters approved a state constitutional amendment which gives the Texas legislature authority to set limits on damages in medical malpractice and other lawsuits. This coincided with the passage of state legislation which became effective on September 1, 2003 and which places a cap on non-economic damages in medical malpractice cases. Texas law now places a $250,000 cap for all physicians on a per case basis and a $250,000 cap for each health care institution, which collectively cannot exceed $500,000, resulting in an overall “stacked cap” of $750,000 for non-economic damages. It limits damages awarded for a plaintiff’s non-economic damages such as damages for mental anguish, pain and suffering, and loss of companionship. However, there is no limit on the amount of economic or actual damages that could be received in a claim or suit. The tort reform legislation also limits liability of physicians in cases involving product liability or mass action cases.

As a result of tort reform, new competitors entered the Texas market while existing insurers grew their capital due to generally favorable underwriting results for policies covering post-tort reform periods. We believe these factors resulted in softening market conditions in Texas beginning in 2005. We continue to experience increased price competition from both new entrants and existing competitors in the Texas market.

Competition

Our primary competitors are Medical Protective Insurance Services Inc., Texas Medical Liability Trust (TMLT), ProAssurance Corporation, The Doctors Company, Advocate MD RPG, Inc., and Texas Medical Liability Insurance Underwriting Association, which is the state-sponsored insurer of last resort. We consider these companies competitors of API because they are the companies to which policyholders typically move when cancelling policies with API. API competes with these companies on a variety of factors including price, customer service, expertise in claims handling, policy coverage, risk management services and financial strength. Many of our competitors have greater financial strength and broader resources than us. In premiums written and asset size, Medical Protective Insurance Services Inc., TMLT, ProAssurance Corporation and The Doctors Company are significantly larger than API. We believe that our long-term presence in the Texas market, the physician involvement in our claims management process, our innovation in policy customization and our strong focus on customer relationship management allow us to successfully attract and retain insurance customers.

We believe an emerging competitive threat to the medical professional liability insurance industry is alternative risk transfer structures such as risk retention groups, captive insurers and other self-insurance vehicles. We believe larger physician groups and other healthcare providers will increasingly consider alternative risk transfer products as they grow in both size and the insurance premiums they pay. We believe that we have been successful at retaining many of our large physician groups due to our relationship-focused model and our willingness to tailor coverage terms that meet our clients’ needs and our underwriting objectives.

Marketing and Distribution

We market our insurance products through an established network of independent insurance agents in Texas who have specialized knowledge in our markets and with whom we have long-standing relationships. We have a long-standing relationship with one agency through which API wrote approximately 46% of its 2007 written premium. This agency also serves as API’s primary reinsurance broker. In addition to utilizing independent agents, API generated approximately 19% of its 2007 written premiums from policies sold directly to policyholders. Over 99% of our written premiums are generated in Texas with the remainder in Arkansas and Oklahoma. API’s business is composed of both sole practitioners and physicians in group practices, which we define as three or more physicians in practice together. No single customer represented more than 4% of premiums and maintenance fees written in 2007.

Over 99% of both API’s sole practitioner and physician group premiums are written through purchasing groups, which can be any group of individuals with similar or related liability risks who form an organization, one of whose purposes is to purchase liability insurance coverage on a group basis. In some states, such as Texas, state insurance departments have less stringent regulation of premium rates and policy forms for insurance written through purchasing groups. However, the policies must contain the same legislatively mandated provisions included in the policies that the insurer must submit for approval on a regulated basis. Arkansas and Oklahoma are not exempt states and insurers selling to purchasing groups are subject to regulation on policy forms and insurance rates.

We employ comprehensive customer relationship practices in our marketing process where we maintain regular contact directly with our larger insurance customers and track the interaction we have with all of our policyholders. We believe this helps ensure that we maintain a strong, direct level of customer relationship with policyholders that come through our direct distribution as well as those from our independent agent distribution. We visit the majority of our physician group clients on an annual basis in order to provide face-to-face interaction with their key insurance decision makers. We also seek regular feedback from our insurance customers to help strengthen our customer relationships and improve the quality of our insurance operations.

Underwriting

Our underwriting process begins with our efforts to understand the specific risks and needs of an applicant. We conduct a comprehensive review on every new application and new group submission, in addition to an on-site visit to each new group considering applying with us for insurance coverage. Our underwriting process for new accounts incorporates our underwriting team, which includes our Medical Director. During this process, among other pertinent information, we review every application and submission to determine the applicant’s specific risks, such as:

•

the nature of the physician’s practice;

•

claims history, including the frequency and severity of claims reported;

•

medical specialty;

•

training;

•

board certification;

•

practice territory;

•

disciplinary actions; and

•

hospital privileges.

Based on our evaluation of this information and on-site visits for group applicants, we determine the policy terms and pricing utilizing a rating model that applies specific factors for these risks. We then customize and tailor coverage and policy terms to address the specific needs of an applicant and insurance risks.

We utilize a consistent evaluation process for the approval of renewal policies that involves multiple levels of review before a policy is approved and issued. Every individual physician renewed is reviewed by our underwriting staff and medical director. Any physician group of three or more physicians applying for renewal undergoes this same underwriting review and is further reviewed by the President of API. Renewal policies are subject to a rating model that considers similar factors as those used for underwriting new policies.

Throughout the underwriting process, we leverage our management reporting technology and our management team’s expertise to tailor policy and coverage terms. Our exclusive focus on medical professional liability insurance, supported by over 30 years of experience, allows us to design new product offerings and modify existing policy provisions, such as coverage limits, prior acts coverage, deductibles and experience renewal incentives, to service the unique needs of our policyholders while managing risks insured by the Company.

Claims Management

Our claims department manages claims arising from insurance policies we have underwritten. Our claims management team is comprised of nine claims managers who average 14 years of claims management experience. We meet regularly with the physician advisory board to assess the medical standard of care and various strategies of defense and resolution for claims made against our policyholders. We utilize external defense counsel with experience in medical professional liability cases to consult with us on claims and to defend lawsuits based on claims. Our claims staff oversees external defense counsel’s defense strategy and execution.

All potential claims go through a process by which coverage is verified prior to the vice president of claims accepting and approving the opening of a claim file. Once a claim is opened, our claims specialists will review the medical information, type of injury, amount of damages, venue, other defendant exposure and other available information to recommend an initial claim reserve amount. The initial reserve is an estimate until more information is developed and is commonly set based on our experience with similar cases. Our goal is to have the appropriate case reserve set on the claim no later than 18 months from the date the claim is first reported to us. As additional information is received, claims reserves are adjusted and any adjustment in excess of $100,000 must be approved by the Vice President of Claims. On a monthly basis, claims reserved at $150,000 or greater are presented to physicians on the advisory board to assess the medical standard of care and the defensibility of the case. The Vice President of Claims has authority to settle claims up to $175,000, with approval of the President of API required for settlements above that amount.

Loss Prevention Services

We provide our policyholders with risk management and patient safety services designed to help reduce the risk of incidence and severity of claims and improve defensibility in the event our insured is named in a lawsuit. These services also enhance our underwriting process by allowing us to better understand the risk management and patient safety practices utilized by our policyholders. These products and services include:

•

On-site practice assessments—We require on-site assessments of all physicians in which there are concerns with practice and other loss performance issues. We also provide proactive on-site assessments at the request of any of our policyholders.

•

Peer-to-peer training—We provide training by medical specialists to address specific practice concerns, emerging risk issues, standards of care, patient/physician communication, and other medical practice oriented topics.

•

On-line continuing medical education training—We provide online courses that allow our policyholders to meet annual continuing medical education requirements. Our on-line educational services include various medical/legal courses aimed at reducing risk and enhancing patient safety.

In addition, we provide a quarterly risk management and patient safety newsletter and offer an around the clock hotline for policyholders to discuss practice issues or concerns. We believe policyholders view our risk management services as value added services that differentiate us from many of our competitors.

Physician Advisory Board

We utilize a physician advisory board composed primarily of practicing physicians to advise API on underwriting, claims management and other operational matters. Members of this advisory board are members of API Advisory, LLC (“API Advisor”), an entity owned by the persons who were API directors immediately prior to our acquisition of API.

The advisory board enables us to retain physician involvement in our insurance business and continue API’s philosophy of “physicians working for physicians.” The advisory directors meet concurrently with the API board of directors to provide physician perspectives and advice on matters coming before the API board. The advisory board enables us to demonstrate our commitment to understanding the insurance needs of physicians and other healthcare providers, more effectively manage our claims by gaining physician perspectives on standard of care and other issues and more effectively underwrite and price our policies.

Investment Portfolio

We maintain investment portfolios at our holding company and at API. As of December 31, 2007, total investments, at a fair value, were $204,802,000 with $41,005,000 held at the holding company, $163,742,000 at API and $55,000 at APS Investment Services.

Our entire fixed-income portfolio consists of investment grade securities rated “A” or higher from any of Standard and Poor’s, Moody’s or Fitch with the exception of one bond with a fair market value of approximately $214,000. The following table reflects the composition of our fixed-income portfolio by security rating category of the issuer, as of December 31, 2007 (dollars in thousands). In cases where the rating agencies had different ratings assigned to a particular security, the classification in the table used the lower rating.

	(in thousands)
Rating Category	Fair Value	Percentage
AAA / Aaa	$174,220	91%
AA / Aa	8,379	4%
A / A	8,796	5%
Non-investment grade	214	0%
Total	$191,609	100%

Our Insurance Services segment has an investment strategy that is reviewed and approved by the API board of directors annually.  The primary goal of our investment strategy for our Insurance Services segment is to ensure that we have sufficient assets to meet our obligations to our policyholders and to provide investment income. The investment plan for our Insurance Services segment provides guidance on diversification, duration of the portfolio, sector allocation and specific restrictions, such as the size of investment in any one issue and limitations on the purchases of securities rated lower than investment grade by Moody’s, Standard and Poor’s or a comparable rating institution.

Our Insurance Services segment employs an investment strategy that emphasizes asset quality to minimize the credit risk of our investment portfolio and also matches fixed-income maturities to anticipated claim payments and expenditures or other liabilities. The amounts and types of investments that may be made by our Insurance Services segment are regulated under the Texas Insurance Code. We utilize APS Asset Management, our investment advisor subsidiary, as our fixed-income advisor.  We utilize two outside investment managers to manage our insurance segment’s equity portfolio.

Insurance Ratings

Insurance-specific ratings represent the opinion of rating agencies about the financial strength of a company and its capacity to meet its insurance obligations.  Many large medical professional liability insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other rating agencies to assist them in assessing the financial strength and overall quality of the company from which they purchase insurance. These ratings are based on factors most relevant to policyholders, agents and reinsurance intermediaries are not specifically directed towards the protection of investors.  While these ratings may be of interest to investors, they are not recommendations to buy, sell or hold any security.

An insurance company’s rating, and particularly its A.M. Best rating, is a potential source of competitive advantage or disadvantage in the marketplace. In addition, certain independent agents and brokers may establish a minimum A.M. Best rating for participation in a potential market. The significance of an A.M. Best rating to a given company varies depending upon the products involved, the customers and agents involved and the competition and market conditions.  In addition, the significance of an A.M. Best rating may vary from state to state.

API had operated in the Texas market for over 30 years without a rating, but during the fourth quarter of 2007 received a financial strength rating from A.M. Best of “A-“ (Excellent) with a stable outlook, which is within the secure range of available ratings and represents the fourth highest of 16 rating levels. The rating process is dynamic and ratings can change. If you are seeking updated information about our rating, please visit the rating agency website at www.ambest.com.

Regulation

General. We are regulated by insurance regulatory agencies in the states in which we conduct business, currently Texas, Arkansas and Oklahoma. State insurance laws and regulations generally are designed to protect the interests of policyholders, consumers or claimants rather than shareholders or other investors. The nature and extent of state regulation varies by jurisdiction, and state insurance regulators generally have broad administrative power relating to, among other matters, setting capital and surplus requirements, licensing of insurers and agents, establishing standards for reserve adequacy, protecting the disclosure of private consumer information, prescribing statutory accounting methods and the form and content of statutory financial reports, regulating certain transactions with affiliates, prescribing the types and amounts of investments, restricting payments of dividends and distributions and reviewing proposed acquisitions of control of domestic or licensed insurers.

Required Licensing. API is organized under the laws of Texas and is authorized (licensed) in Texas, Arkansas and Oklahoma to transact certain lines of property and casualty insurance. We must apply for and obtain appropriate new licenses before we can expand into a new state on an admitted basis or offer new lines of insurance that require separate or additional licensing.

As an admitted insurer, in many cases, API must file premium rate schedules and policy or coverage forms for review and approval by the insurance regulators. In many states, rates and policy forms must be approved prior to use, and insurance regulators have broad discretion in judging whether an insurer’s rates are adequate, not excessive and not unfairly discriminatory. In some states, there has been deregulation, which may reduce or eliminate form and rate approval requirements in certain circumstances. The fact that our current business model involves sales through certain purchasing groups may lessen the rate filing and rate approval obligations of API in certain states.

Insurance Holding Company Laws. We operate as an insurance holding company and are subject to regulation in the State of Texas, where API is domiciled. These laws require APS to register with the Texas Department of Insurance and furnish information about the operations of the companies held by us that may materially affect API’s operations, management or financial condition. These laws also provide that all transactions between API and us or any of our subsidiaries must be fair and reasonable. Transactions between insurance company subsidiaries and their parents and affiliates generally must be disclosed to the state regulators, and notice to and prior approval or absence of disapproval by the applicable state insurance regulator generally is required for any material transaction.

Payment of Dividends. State insurance laws restrict the ability of API to pay dividends or to make other payments to us. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. Generally, dividends may only be paid out of earned surplus, and the amount of an insurer’s surplus following payment of any dividends must be reasonable in relation to the insurer’s outstanding liabilities and adequate to meet its financial needs.

In connection with the acquisition of API, we entered into an agreement with the Texas Department of Insurance that prohibits API from paying dividends or other distributions to us with respect to API’s capital stock in any calendar year unless and until we have first complied with our redemption and dividend payment obligations to the holders of our Series A redeemable preferred stock for that year. Our agreement with the Texas Department of Insurance also provides that, until all of the Series A redeemable preferred stock has been fully redeemed and all dividends have paid, API will not make aggregate annual dividends to us with respect to API’s common stock in excess of the lesser of 10% of API’s prior year-end policyholder statutory surplus or API’s prior year statutory net income, and in no event may such distributions exceed API’s statutory earned surplus.

Following the redemption of all of the Series A redeemable preferred stock, API’s ability to pay dividends and distributions to us on its capital stock will continue to be subject to rules and regulations generally applicable to Texas insurance companies. Under those regulations, API may not pay an “extraordinary” dividend, which is defined as any dividend or distribution, the fair market value of which, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of statutory surplus as of the prior year end or (ii) statutory net income for such prior year, until thirty days after the Insurance Commissioner of the State of Texas has received notice of such dividend and has either (i) not disapproved such dividend within such thirty day period or (ii) approved such dividends within such thirty day period. In addition, API must provide notice to the Insurance Commissioner of all “ordinary” dividends and other distributions to shareholders within two business days after declaration and at least ten days prior to the proposed payment.

The regulatory dividend and distribution limitations described above are based on the statutory financial results of API as determined in accordance with statutory accounting principles, which differ from GAAP in various ways. Key differences relate to, among other things, deferred policy acquisition costs, limitations on deferred income taxes, admitted versus non-admitted reserves and differences in reserves. Insurance regulators can block payments to us from API that would otherwise be permitted without prior approval if the regulators determine that the payments (such as payments under our underwriting management agreements or payments for employee or other services) would be adverse to the interests of policyholders or creditors.

The Texas Department of Insurance also requires that, in addition to complying with all requirements relevant to its appointed actuary, we provide 30 days prior written notice to the department for any change in our appointed actuary until such time as we have complied with the redemption and dividend payment obligations to our preferred stockholders.

Finally, we must obtain prior approval from the Texas Department of Insurance of any material change in reserving practices or methodologies, including but not limited to any change in the level of our carried reserves in relation to the appointed actuary’s range or point estimate until such time as we have complied with the redemption and dividend payments and obligations to our preferred stockholders.

Change in Control. Many state insurance laws contain provisions, intended primarily for the protection of policyholders, that require advance approval by the state insurance commissioner of any change in control of an insurance company that is domiciled, or, in some cases, has such substantial business that it is deemed to be commercially domiciled, in that state. Before granting approval of an application to acquire control of an insurer, the state insurance commissioner will typically consider such factors as the financial strength of the applicant, the integrity of the applicant’s board of directors and executive officers, the applicant’s plans for the future operations of the insurer and any anti-competitive results that may arise from the consummation of the change in control. Generally, state statutes provide that control of an insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 10% or more of the voting shares of the insurer or of any company that controls the insurer, although this presumption of control may be rebutted. Any person who acquires 10% or more of our voting shares without the prior approval of the Texas Department of Insurance will be in violation of the laws of the State of Texas, and may be subject to remedies, penalties and sanctions, including the suspension and revocation of API’s certificate of authority to engage in business, and injunctive action requiring the disposition or seizure of the common stock or prohibiting the voting of the common stock and other actions determined by the Texas Department of Insurance.

These requirements may discourage, delay or prevent acquisition proposals, including unsolicited transactions, that some or all of our shareholders may consider desirable.

Guaranty Association Assessments. The states in which API is licensed to transact business require property and casualty insurers doing business within that state to participate in guaranty associations. These associations are organized to pay benefits owed to policyholders and claimants pursuant to insurance policies issued by insurers that have become impaired or insolvent. Typically, a state assesses each licensed insurer an amount related to the licensed insurer’s proportionate share of premiums written by all licensed insurers in the state in the particular line of business in which the impaired or insolvent insurer was engaged. The states in which API operates permit licensed insurers to recover a portion of these payments through full or partial premium tax credits.

Although the amount and timing of future assessments are not predictable, such assessments under current state insurance regulations applicable to API are fully deductible from future premium taxes. As of December 31, 2007, API has $240,000 in guaranty fund assessment credits that are available to offset future premium taxes.

Risk-based Capital. In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners ("NAIC") has adopted a formula and a model law to implement risk-based capital (“RBC”) requirements to assess the minimum amount of capital that an insurance company needs to support its overall business operations and to assure that it has an acceptably low likelihood of becoming financially impaired. The RBC formula takes into account various risk factors including asset risk, credit risk, underwriting risk and interest rate risk. As the ratio of an insurer’s total adjusted capital and surplus decreases relative to its risk-based capital, the RBC laws provide for increasing levels of regulatory intervention such as supervision and rehabilitation, and culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called authorized control level. As of December 31, 2007, the RBC ratios for API are in excess of the minimum requirements that would require any regulatory or corrective action. The NAIC has set a “no action required level” if a company’s adjusted capital and surplus exceeds 200% of its RBC calculated surplus. Texas law requires certain trend testing if a company’s adjusted capital and surplus is less than 300% of its RBC calculated surplus. API had RBC calculated at an authorized control level of $5,034,000 and statutory capital and surplus of $77,173,000, or over 15 times the minimum amount required as of December 31, 2007.

Statutory Accounting Principles. Statutory accounting principles (“SAP”) is a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. SAP is primarily concerned with measuring an insurer’s ability to pay all its current and future obligations to policyholders and creditors. SAP focuses on valuing the assets and liabilities of insurers in accordance with standards specified by the insurer’s domiciliary jurisdiction.

Generally Accepted Accounting Principles ("GAAP") are designed to measure a business on a going-concern basis. It gives more consideration to the matching of revenue and expenses than SAP does and, as a result, certain expenses are capitalized when incurred and then amortized over the life of the associated policies. The valuation of assets and liabilities under GAAP is based in part upon best estimates made by the insurer. Shareholder’s equity represents both amounts currently available and amounts expected to become available over the life of the business. As a result, the values for assets, liabilities and equity reflected in financial statements prepared in accordance with GAAP may be different from those reflected in financial statements prepared under SAP.

The NAIC has established uniform statutory accounting principles. Regulators in Texas have adopted these principles, with certain modifications. SAP and related regulations determine the basis for measuring the amount of statutory surplus and statutory net income of API available to pay dividends.

Financial Services Operations

Corporate Overview

Through our Financial Services subsidiaries, we provide brokerage and investment services primarily to institutions and high net worth individuals, trading and analysis of syndicated bank loans and trade claims as well as management of fixed-income and equity assets for institutional and individual clients. We generally focus on niche markets within the financial industry where we can bring value to our customers by providing ideas, analysis and liquidity to under-followed or specialized investment situations. In our trading operations, we primarily act in a riskless principal or agent capacity, and carefully manage the limited amount of proprietary positions we assume.

Our historical revenues from this segment were 59%, 52%, and 54% of our total revenues for the quarter ended March 31, 2007 and for the years ended December 31, 2006, and 2005, respectively. For the year ended December 31, 2007, revenues and pre-tax earnings from our Financial Services segment represent approximately 25% of our total revenues and 6% of pre-tax earnings. On a pro forma basis, as if the acquisition of API had occurred on January 1, 2006, revenues and pre-tax earnings from our Financial Services segment would have contributed approximately 17% and 3% of total revenues and pre-tax earnings, respectively, for the year ended December 31, 2006 and approximately 21% and 4% of total revenues and pre-tax earnings, respectively, for the year ended December 31, 2007.

Through our broker-dealer subsidiary, APS Financial Corporation ("APS Financial"), we focus on providing fixed-income sales and trading services targeted to institutional customers such as hedge funds, mutual funds, insurance companies, other money managers and high net worth individuals. We have established a focus on high yield corporate bonds where our four research analysts provide proprietary research and our 18 sales and trading personnel provide trading services to these and other clients. We also provide trading services for other types of debt instruments requiring specialized knowledge and analytics, including mortgage and asset backed debt, municipal debt, investment grade corporate bonds and structured debt. We clear trades through Southwest Securities, Inc. on a fully disclosed basis and we pay a fee based on the number and type of transactions executed. Our investment-banking group within our broker-dealer provides corporate finance and advisory services to our clients including arrangement of debt and equity financings, execution of sales, divestitures and acquisitions and other advisory services. APS Financial is a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Investor Protection Corporation (“SIPC”), and, in addition, is licensed in 44 states and the District of Columbia.

APS Asset Management, Inc. ("Asset Management"), our investment advisory subsidiary, provides management services of fixed-income and equity assets for institutional and individual clients on a fee basis. We can provide complete investment accounting, portfolio analytics, and performance measurement as well as trade execution for managed accounts. Asset Management is a registered investment adviser under the Investment Advisers Act of 1940.

APS Capital Corporation ("APS Capital") is our subsidiary dedicated to the trading of bank loans, trade claims and distressed private loan portfolios. Through APS Capital, we provide transaction services for trade claims and bank debt of institutions that are in distressed situations or have entered into bankruptcy. This affiliate does not trade in securities and is not registered with FINRA or other regulatory body. We typically locate and match buyers and sellers of these instruments, rather than acquiring or selling the instruments directly for our own account.

We compete with other securities broker-dealers, financial advisory firms, investment banks and registered investment advisors, as well as commercial banks and thrift institutions. Competition in our Financial Services segment is principally based on the experience and relationships of our professionals, our ability to efficiently and effectively execute transactions, the price of our products and services, the quality and relevance of our research, our business reputation and the strength of our customer relationships. Many of the institutions we compete with are very well known firms in our markets with much greater financial resources than us.

In our investment banking activities, we compete with large, well-known investment banks as well as regional service providers who offer placement and advisory services to small- and middle-market companies. We compete for these investment banking assignments on the basis of our relationships with the issuers, potential investors, industry experience and transactional fees.

There is also significant competition in the financial services industry for qualified employees. We compete with other securities firms for investment bankers, sales representatives, securities traders, analysts and other professionals. Our ability to compete effectively depends on our ability to attract, retain and motivate qualified employees.

Regulation

APS Financial and Asset Management are subject to extensive regulation under both federal and state laws. The SEC is the federal agency charged with administration of the federal securities and investment advisor laws. Much of the regulation of broker/dealers, however, has been delegated to self-regulatory organizations, principally FINRA and the national securities exchanges. These self-regulatory organizations adopt rules (subject to approval by the SEC) which govern the industry and conduct periodic examinations of member broker/dealers. Asset Management is an SEC registered advisor and subject to SEC examinations.  APS Financial is also subject to regulation by state and District of Columbia securities commissions.

The regulations to which APS Financial is subject cover all aspects of the securities business, including sales methods, trade practices among broker/dealers, uses and safekeeping of customers’ funds and securities, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the method of operation and profitability of APS Financial and Asset Management. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of APS Financial, Asset Management and/or our officers or employees. The principal purpose of regulation and discipline of broker/dealers and investment advisors is the protection of customers and the securities markets, rather than protection of creditors and shareholders.

APS Financial, as a registered broker/dealer and FINRA member organization, is required by federal law to belong to SIPC. When the SIPC fund falls below a certain minimum amount, members are required to pay annual assessments in varying amounts not to exceed 0.5% of their adjusted gross revenues to restore the fund. The SIPC fund provides protection for customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances.  Customer Accounts managed by Asset Management are maintained with registered broker dealers who are members of SIPC.  APS Financial maintains its customer assets with Southwest Securities, Inc. which provides SIPC and purchased supplemental coverage with protection of $20 million per account with an aggregate limit of $80 million.

Employees

As of December 31, 2007 we employed, on a full time basis, approximately 102 persons, including 56 in our Insurance Services segment, 35 in our Financial Services segment, and 11 at the holding company level. We consider our employee relations to be good. None of our employees are represented by a labor union and we have experienced no work stoppages.

Executive Officers

As of March 1, 2008, our executive officers were as follows:

Name	Age	Position(s)
Kenneth S. Shifrin	58	Chairman of the Board and Chief Executive Officer, Director
Timothy L. LaFrey	52	President and Chief Operating Officer, Director
Marc J. Zimmermann	38	Vice President and Chief Financial Officer
William A. Searles	64	Chairman of the Board of APS Investment Services, Director
Maury L. Magids	43	Senior Vice President - Insurance
William H. Hayes	60	Secretary and Treasurer
Thomas R. Solimine	49	Controller

Our officers serve until the next annual meeting of our directors and until their successors are elected and qualified (or until their earlier death, resignation or removal).

Mr. Shifrin has been our Chairman of the Board since March 1990. He has been our President and Chief Executive Officer from March 1989 until April 2007 and he was President and Chief Operating Officer from June 1987 to February 1989. He has been a director since February 1987. From February 1985 until June 1987, Mr. Shifrin served as our Senior Vice President - Finance and Treasurer. Mr. Shifrin also has been a director of Financial Industries Corporation since June 2003 and was Chairman of the Board of Prime Medical Services, Inc. from October 1989 until November 2004. With the merger of Prime Medical and HealthTronics, Inc., or Healthtronics, Mr. Shifrin became Vice-chairman of the Board of HealthTronics in November 2004. In 2006, Mr. Shifrin resigned his vice-chairmanship but remains a member of the Board of Directors of HealthTronics. Mr. Shifrin is a member of the World Presidents Organization.

Mr. LaFrey has been our President and Chief Operating Officer as well as a director since April 2007. He previously served as a partner in the Austin office of Akin Gump Strauss Hauer & Feld LLP from April 1997 until April 2007, where his law practice focused on corporate governance, mergers and acquisitions, and debt and equity financings. Mr. LaFrey has extensive experience in the insurance, healthcare, technology and financial services industries. Prior to becoming an attorney, Mr. LaFrey, who also is a certified public accountant, was in the audit practice of KPMG Peat Marwick in Austin. He maintains memberships in the American Bar Association, The State Bar of Texas and the Travis County Bar Association. He also is a member of The American Institute of Certified Public Accountants, and the Texas Society of Certified Public Accountants, and is a member of the Board of Trustees of the Seton Healthcare System.

Mr. Zimmermann has been our Vice President and Chief Financial Officer since November 2007. He rejoined the Company in August 2003 as chief financial officer of API. He had previously been with the Company from 1997 to 1998 as director of business development of API. Prior to rejoining us, he was with Jefferson Wells, a financial and technology consulting firm. From January 1992 through February 1997, he was employed by Arthur Andersen LLP. Mr. Zimmermann is a certified public accountant.

Mr. Searles has been a director since 1989. He has been an independent business consultant since 1989. Before then, he spent 25 years with various Wall Street firms, the last ten years of which were with Bear Stearns (an investment banking firm) as an associate director/limited partner. He has served as Chairman of the Board of APS Investment Services, Inc., a wholly owned subsidiary, since May 1998.

Mr. Magids has been our Senior Vice President – Insurance Services since June 2001 and has been President and Chief Operating Officer of API since January of 2000. From October 1996 until December 1999, Mr. Magids served as Senior Vice President of Business Development of API. Mr. Magids is a Certified Public Accountant and was with Arthur Andersen LLP from August 1986 until September 1996.

Mr. Hayes has been our Secretary and Treasurer since November 2007. Mr. Hayes served as our Senior Vice President – Finance from June 1995 until November 2007.  Mr. Hayes was our Vice President -- Finance from June 1988 to June 1995 and was our Controller from June 1985 to June 1987. He has been our Secretary since February 1987 and was our Chief Financial Officer from June 1987 until November 2007. Mr. Hayes is a Certified Public Accountant.

Mr. Solimine has been our Controller since June 1994. From July 1989 to June 1994, Mr. Solimine served as our Manager of Accounting.

There are no family relationships among any of our executive officers, and there is no arrangement or understanding between any of our executive officers and any other person pursuant to which he or she was selected as an officer. Each of our executive officers was elected by our board of directors to hold office until the next annual election of officers and until his or her successor is elected and qualified or until his or her earlier death, resignation or removal. Our board of directors elects our officers in conjunction with each annual meeting of our shareholders.

Item 1A. Risk Factors.

RISK FACTORS

There are a number of factors, many beyond our control, which may cause results to differ significantly from our expectations. There may also be a number of factors not described in this report that could also cause results to differ from our expectations.  Any factor described in this report could by itself, or together with one or more factors, have a negative effect on our business, results of operations and/or financial condition.  The most significant of these risks and uncertainties are listed below.  You should consider carefully these risks together with all of the other information included in this Form 10-K and the documents that we have incorporated by reference.

Our reliance on key executives could affect our results of operations.

We believe that our success depends on the efforts and abilities of our relatively small group of executive officers personnel. The loss of services of one or more of these key executives could have a material adverse effect on our business. We do not maintain key man life insurance on any of our key executives. In 2000, Kenneth S. Shifrin, our Chairman and Chief Executive Officer, was diagnosed with chronic lymphocytic leukemia and he received chemotherapy treatment during 2007. Although he is currently in remission, a worsening of the effects of this condition could reduce our access to Mr. Shifrin’s services, which could adversely affect our business.

As a holding company, our financial condition and results of operations are dependent on our subsidiaries and our ability to pay expenses and dividends will be dependent on our ability to receive dividends from our subsidiaries, which may be restricted.

We are principally a holding company with assets consisting primarily of cash, investment securities and the capital stock of our subsidiaries. Consequently, our ability to pay our operating expenses, make redemption payments on our redeemable preferred stock and service our other indebtedness is dependent upon the earnings of our subsidiaries and our ability to receive funds from such subsidiaries through loans, dividends or otherwise. Our subsidiaries are legally distinct entities and have no obligation, contingent or otherwise, to make funds available to us for such obligations. In addition, our subsidiaries’ ability to make such payments is subject to applicable state laws and claims of our subsidiaries’ creditors will generally have priority as to the assets of such subsidiaries. Accordingly, our subsidiaries may not be able to pay funds to us sufficient to enable us to meet our obligations. The ability of API to pay dividends to us or redeem any of the API preferred stock that we hold is subject to regulation by the Texas Department of Insurance. In addition to restrictions on dividends and distributions applicable to all Texas stock insurance companies, for so long as any Series A redeemable preferred stock is outstanding, the Texas Department of Insurance prohibits API from paying dividends or other distributions to us in respect of API’s capital stock that we hold in any calendar year unless and until we have complied with our redemption and dividend payment obligation to the holders of our Series A redeemable preferred stock for that year. Our agreement with the Texas Department of Insurance also provides that, until all of the Series A redeemable preferred stock has been fully redeemed and all dividends have paid, API will not make aggregate annual dividends to us with respect to API’s common stock in excess of the lesser of 10% of API’s prior year-end policyholder statutory surplus or API’s prior year statutory net income, and in no event may such distributions exceed API’s statutory earned surplus. By way of illustration, if this common stock dividend restriction had been in place in 2005 and 2006 possible dividends paid by API to us for those years would have been limited to $2,979,000 and $4,555,000, respectively. For 2007, the common stock dividend restriction is $7,717,000.  Accordingly our subsidiaries may not be able to pay funds to us and, even if paid such funds may not be sufficient to enable us to meet our obligations.

We are exposed to credit risk, interest rate risk and equity price risk.

We are principally exposed to three types of market risk related to our investment portfolio, including credit risk, interest rate risk, and equity price risk. We have exposure to credit risk primarily as a holder of fixed-income securities.  Equity securities are subject to equity price risk, which is defined as the potential for loss in market value due to a decline in equity prices.  A decline in the value of equity securities, evidenced by lower prices traded for the common stock of these companies, might occur for several reasons, including poor financial performance, obsolescence of the service or product provided or any other news deemed to be negative by the investing public. A decline in the value of debt securities might occur for the same reasons above as well as due to an increase in interest rates. A material decline, other than temporary, in the value of any of our debt or equity securities or a going-concern problem regarding an issuer could have a material adverse effect on our financial condition and results of operations. The value of our fixed-income securities are also subject to interest rate and other risks. As interest rates decrease, the value of the portfolio increases with the opposite holding true in rising interest rate environments.  All of our fixed-income securities are designated as available-for-sale and, accordingly, are presented at fair value on our balance sheet.  Fixed-income securities may have their fair market value adversely affected due to a change in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

Changes in interest rates could also have an impact at our broker-dealer subsidiary, APS Financial. Since revenues at APS Financial are primarily recorded as commissions earned on the trading of fixed-income securities, a rise in interest rates would cause a drop in the price of these securities and would generally result in customers being cautious about committing funds or selling their positions, thus negatively affecting commissions earned. The general level of interest rates may trend higher or lower in 2008 and this move may impact our level of business in different fixed-income sectors. A volatile interest rate environment in 2008 could also impact our business as this type of market condition can lead to investor uncertainty and their corresponding willingness to commit funds. If a generally improving economy is the impetus behind higher rates, our investment grade business may decline.

Anti-takeover provisions in our organizational documents, our shareholder rights plan and Texas law could prevent or delay a change in control.

Certain anti-takeover provisions applicable to our governance could prevent or delay an acquisition of our business at a premium price or at all. Some of these provisions are contained in our articles of incorporation as well as in our shareholder rights plan. Others are contained in the Texas statutory law governing corporations. These provisions may have the effect of delaying, making more difficult or preventing a change in control or acquisition of the Company by means of a tender offer, a proxy contest or otherwise. These provisions are expected to discourage certain types of coercive takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of the Company first to negotiate with us.

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

Under our shareholder rights plan, each outstanding share of common stock has attached to it one purchase right. Each purchase right entitles its holder to purchase from the Company a unit consisting of one one-thousandth of a share of junior participating preferred stock at a price subject to adjustment. This could prevent or delay a change in control of the Company.

Articles 13.01 through 13.08 of the Texas Business Corporations Act provide that a Texas corporation may not engage in certain business combinations, including mergers, consolidations, and asset sales, with a person, or an affiliate or associate of such person, who is an “affiliated shareholder” (generally defined as the holder of twenty percent or more of the corporation’s voting shares) for a period of three years from the date such person became an affiliated shareholder unless (i) the business combination or purchase or acquisition of shares made by the affiliate shareholder was approved by the board of directors of the corporation before the affiliated shareholder became an affiliated shareholder; or (ii) the business combination was approved by the affirmative vote of the holders of at least 66 2/3% of the outstanding voting shares of the corporation not beneficially owned by the affiliated shareholder, at a meeting of shareholders called for that purpose , not less than six months after the affiliated shareholder became an affiliated shareholder. The Texas anti-takeover statute may have the effect of inhibiting a non-negotiated merger or other business combination involving the Company, even if such event(s) would be beneficial to our shareholders.

Our geographic concentration means that our insurance business performance may be affected by economic, regulatory and demographic conditions of our operations within the State of Texas.

Our business is concentrated in Texas, in which we generated 99% of premiums written by API for each of the years ended December 31, 2006 and 2007. Accordingly, unfavorable economic, regulatory and demographic conditions in Texas would negatively impact our business. We focus exclusively on medical professional liability insurance. In the event there is meaningful change in the existing legislation and claims environment, our financial condition and results of operations could be adversely affected. We may be exposed to greater risks than those faced by insurance companies that conduct business over a larger geographic area. For example, our geographic concentration could subject us to pricing pressure as a result of market or regulatory forces.

Our Insurance Services business is highly competitive and many of our competitors have greater financial, marketing, technological and other resources.

The insurance industry is highly competitive. Many of our competitors possess greater financial, marketing, technological and other resources. We may not be able to continue to compete successfully.

All of our revenue from the Insurance Services segment is attributable to API. API competes with several insurance carriers, including Medical Protective Insurance Services Inc., Texas Medical Liability Trust (“TMLT”), ProAssurance Corporation, The Doctors Company, Advocate MD RPG, Inc., and Texas Medical Liability Insurance Underwriting Association, which is the state-sponsored insurer of last resort. We consider these companies API’s competitors because they are the companies to which policyholders who cancel their policies with API typically move. Many of our competitors have greater financial strength and broader resources than us. We compete with these companies on a variety of factors including price, customer service, expertise in claims handling, policy coverage, risk management services and financial strength. In premiums written and asset size, Medical Protective Insurance Services Inc., TMLT, ProAssurance Corporation and The Doctors Company are significantly larger than API.  We do not have the capacity to write the volume of business equal to that of some of the other major carriers. With the implementation of tort reform in late 2003, additional companies have entered the Texas market, resulting in further increases in competition. As a result of this increased competition, API continues to face price pressure on both existing renewals and new business.

Our largest insurance competitor, TMLT was established under the provisions of a statute that authorized a statewide association of physicians or dentists to create a trust to self-insure its members. TMLT has certain competitive advantages as a result. TMLT is subject to limited government regulation in comparison to other insurance companies, such as API, in regards to statutory financial reporting and financial examinations by the Texas Department of Insurance. TMLT further benefits from not being required to pay premium taxes or participate in the Texas guaranty association.

If we are unable to maintain a favorable financial strength rating or if it is lowered, it may be more difficult for our Insurance Services business to write new business or renew its existing business.

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

Financial strength ratings are used by agents and clients as an important means of assessing the financial strength and quality of insurers. The inability of API to maintain a favorable rating could adversely affect our ability to sell insurance policies. These results could have a material adverse effect on our results of operations and financial condition.

If we do not effectively price our insurance policies, then our financial results will be adversely affected.

Our premium rates are established when coverage is initiated and based on factors that include estimates of expected losses generated from the policies we underwrite. We analyze many factors when pricing a policy, including the policyholder’s prior loss history, medical specialty and practicing territory. If we underprice our insurance policies, actual costs for providing insurance coverage to policyholders may be significantly higher than associated premiums. When initiating coverage on a policyholder, we must rely on information provided by the policyholder or previous carriers to properly estimate future claims exposure. If any information is inaccurate, we could underprice our policies by using claims estimates that are too low. As a result, actual costs for providing insurance coverage to policyholders may be significantly higher than associated premiums. We assume the risk that policies in force were written at inadequate premium rates.

If our relationships with certain of our independent agencies, one of which accounts for a significant part of our business, were terminated, our financial condition and results of operations could be materially adversely affected.

We market and sell our insurance products through a group of approximately 31 active independent, non-exclusive insurance agents. In addition, for the year ended December 31, 2007, approximately 46% of our gross premiums written were produced by one agency. This agency also serves as our primary reinsurance broker.

We do not have exclusive arrangements with our agents, and either party can terminate the relationship at any time. These agents are not obligated to promote our products and may also sell our competitors’ products. We must offer medical professional liability insurance products and services that meet the requirements of these agents and their customers. We must also provide competitive commissions to these agents.

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

If Texas tort reform is successfully challenged, it could materially affect our insurance operations.

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

Our annual reinsurance contracts since 2002 contain variable premium ceding rates based on loss experience and thus, a portion of policyholder premium ceded to the reinsurers is calculated on a retrospective basis. The variable premium contract is subject to a minimum and a maximum premium range to be paid to the reinsurers, depending on the extent of losses actually paid by the reinsurers. A provisional premium is paid during the initial policy year. The actual percentage rate ultimately ceded under these contracts will depend upon the development of ultimate losses ceded to the reinsurers under their retrospective treaties.

Since April 1, 2007, the date of acquisition of API, we have recorded favorable development to ceded premiums of $10,888,000 primarily related to prior variable premium reinsurance treaties as a result of lower estimated loss and loss adjustment expenses for treaty years 2002 through 2006. Prior-year favorable experiences on our variable premium reinsurance contracts may not continue to result in favorable adjustments to ceded premiums.

Market conditions could cause reinsurance to be more costly or unavailable for our Insurance Services business.

As part of our overall risk management strategy, we currently purchase reinsurance for amounts of risk from $250,000 up to $1,000,000. If we are unable to maintain our current reinsurance coverage or to obtain other reinsurance coverage in adequate amounts and at favorable rates we may be adversely affected by losses or have to reduce the amount of risk we underwrite.

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

Currently, pursuant to an order of the Texas Department of Insurance, we must redeem at least $1 million of our Series A redeemable preferred stock each calendar year beginning in 2007, until December 31, 2016, at which time all of the Series A redeemable preferred stock must have been redeemed. We also must pay a cumulative dividend to holders of our Series A redeemable preferred stock equal to 3% of the outstanding redemption value per year. In addition, the Texas Department of Insurance has required us to place $2.5 million into an escrow account with a bank, to remain in escrow until the aggregate remaining redemption and dividend obligation with respect to our Series A redeemable preferred stock is less than the amount of such escrow balance. We have agreed that no withdrawals will be made from this escrow account without prior approval from the Texas Department of Insurance.

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

Growth in premiums written in the medical professional liability insurance industry have fluctuated significantly over the past ten years as a result of, among other factors, changing premium rates. The cyclical pattern of such fluctuation has been generally consistent with similar patterns for the broader property and casualty insurance industry, due in part to the participation in the medical professional liability insurance industry of insurers and reinsurers that also participate in many other lines of property and casualty insurance and reinsurance. Historically, the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical patterns characterized by periods of greater competition in pricing and underwriting terms and conditions, otherwise referred to as a soft insurance market, followed by periods of capital shortage, lesser competition and increasing premium rates, otherwise referred to as a hard insurance market.

For the past three years, the medical professional liability insurance industry has faced a soft insurance market that has generally resulted in lower premium rates. During this three-year period, API’s rates have decreased by approximately 9% in 2005, 18% in 2006 and 14% in 2007. We cannot predict whether, or the extent to which, the recent decreases in premium rates will continue.

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

One of our strategies is to write medical professional liability insurance in new states, either through internal growth initiatives or selective acquisitions. However, our lack of experience in a new state means that this strategy is subject to various risks, including risks associated with our ability to:

•

comply with applicable laws and regulations in those new states;

•

obtain accurate data relating to the medical professional liability industry and competitive environment in those new states;

•

attract and retain qualified personnel for expanded operations;

•

identify and attract acquisition targets;

•

identify, recruit and integrate new independent agents;

•

augment our internal monitoring and control systems as we expand our business; and

•

integrate an acquired business into our operations.

Any of these risks, as well as risks that are currently unknown to us or adverse developments in the regulatory or market conditions in any of the new states that we enter, could cause us to fail to grow and could adversely affect our financial condition and results of operations.

The unpredictability of court decisions in our Insurance Services business could have a material impact on our results of operations.

Our results of operations may be adversely affected by court decisions that expand the liability on the insurance policies API issues after they have been issued and priced. Additionally, a significant jury award, or series of awards, against one or more of API’s insureds could require API to pay large sums of money in excess of its reserved amounts. API’s policy to litigate claims against its insureds that it considers unwarranted or claims where settlement resolution cannot be achieved may increase the risk that API may be required to make such payments.

API could become subject to claims for extra-contractual obligations or losses in excess of policy limits in connection with its policyholders’ insurance claims. These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured’s policy limit. Such claims could have a material adverse effect on our results of operations and financial condition.

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

We receive a substantial portion of our Financial Services revenues from a limited number of customers. In 2007, one customer and its related entities comprised approximately 51% of our total Financial Services revenues. The loss of this customer could significantly negatively affect the operating results of our Financial Services segment.

Our Financial Services business is subject to extensive government regulation.

The securities industry is subject to extensive governmental supervision, regulation and control by the Securities and Exchange Commission ("SEC"), state securities commissions and self-regulatory organizations, which may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of APS Financial or any of its officers or employees. Financial Industry Regulatory Authority (“FINRA”) regulates our Financial Services business’ marketing activities. FINRA can impose certain penalties for violations of its advertising regulations, including censures or fines, suspension of all advertising, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or any of its officers or employees.

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

The federal or state governments or self-regulatory organizations having jurisdiction over our Financial Services business could adopt regulations or take other actions, such as the failure to renew or the revocation of required licenses that would have a material adverse effect on our business, financial condition and results of operations. In addition, our operations and profitability may be affected by additional legislation, changes in rules promulgated by the SEC, FINRA, the Board of Governors of the Federal Reserve System, the various stock exchanges and other self-regulatory organizations and state securities commissions or changes in the interpretation or enforcement of existing laws or rules.

The SEC, FINRA and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. Net capital is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets. If a firm fails to maintain the required net capital, it may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by the FINRA and could ultimately lead to the firm’s liquidation. If such net capital rules are changed or expanded or if there is an unusually large charge against net capital, operations that require the intensive use of capital would be limited. Such operations may include trading activities and the financing of customer account balances. Also, our ability to pay dividends, repay debt and redeem or purchase shares of our outstanding stock could be severely restricted. A significant operating loss or an extraordinary charge against net capital could adversely affect the ability of APS Financial to expand or even maintain its present levels of business, which could have a material adverse effect on our business, financial condition and operating results.

Customers of our Financial Services business may default on their margin accounts, effectively passing their losses on to us.

Our Financial Services customers sometimes purchase securities on margin through our clearing organization, Southwest Securities, Inc. therefore, we are subject to risks inherent in extending credit. These risks are especially great when the market is rapidly declining. In such a decline, the value of the collateral securing the margin loans could fall below the amount of a customer’s indebtedness. Specific regulatory guidelines mandate the amount that can be loaned against various security types. Independent of our review, our corresponding clearing organization independently maintains a credit review of our customer accounts. If customers fail to honor their commitments, the clearing organization would sell the securities held as collateral. If the value of the collateral were insufficient to repay the loan, a loss would occur, which we may be required to fund. Any such losses could have a material adverse effect on our business, financial condition and operating results.

We are exposed to litigation in our Financial Services business.

From time to time, we are subject to lawsuits and other claims arising out of our Financial Services business. The outcome of these actions cannot be predicted, and such litigation or actions could have a material adverse effect on our results of operations and financial condition. We cannot predict the effect of any current or future litigation, regulatory activity or investigations on our business. Given the current regulatory environment it is possible that we will become subject to further governmental inquiries and have lawsuits filed against us. Our involvement in any investigations and lawsuits would cause us to incur additional legal and other costs and, if we were found to have violated any laws, rules or regulations, we could be required to pay material fines, damages and other costs. We could also be materially adversely affected by the negative publicity related to these proceedings, and by any new industry-wide regulations or practices that may result from these proceedings.

One of our Financial Services subsidiaries trades bank debt and trade claims which subjects us to potential losses and litigation risk.

APS Capital Corporation (“APS Capital”), one of our subsidiaries in the Financial Services portion of our business, trades bank debt and trade claims. In that capacity, APS Capital potentially is liable for losses related to the impairment of the traded claims and for disputes that may arise during the trading process from either the holders of, or investors in, bank debt or trade claims.

For losses due to impairment, APS Capital may be liable for the portion of its potential profit on a trade that is proportional to any part of a traded claim that is subsequently impaired, offset, disallowed, subordinated, or subject to disgorgement (an “impairment”). Trade claims are private debt instruments representing claims by creditors against a debtor in bankruptcy. On rare occasions, when a trade claim has been allowed by a final, non-appealable court order, APS Capital may provide impairment protection for the full amount of a traded claim. In this case, it is possible that (1) a claim is impaired and (2) APS Capital may be unable to recover the impairment from any prior assignor of the claim. In the process of trading or negotiating bank debt and trade claims, APS Capital is also subject to general litigation risk, which may result from disputes that arise during its trading process or from trades.

APS Capital is currently party to one lawsuit related to its trade claim business.  At this point we are not able to accurately quantify potential liability or damages, if any, related to this matter.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We lease approximately 23,000 square feet of office space in an office project at 1301 Capital of Texas Hwy., Suite C-300, Austin, Texas as our principal executive offices.

We also lease approximately 1,200 square feet of office space for our Insurance Services business at 5401 North Central Expressway, Suite 316, LB #B4, Dallas, Texas.

We also lease approximately 290 square feet of office space for our Financial Services business at 1750 Tysons Blvd., 4th Floor, McLean, Virginia.

Item 3.  Legal Proceedings

We are involved in various claims and legal actions that have arisen in the ordinary course of business. We believe that any liabilities arising from these actions will not have an adverse effect on our financial condition, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to vote of shareholders during the three months ended December 31, 2007.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for the Company’s Common Equity and Related Stockholder Matters

Our common stock is currently listed on the NASDAQ Capital Markets under the symbol “AMPH.” The following table sets forth the range of the quarterly high and low bid prices for the last two fiscal years.

	2007		2006
	High	Low	High	Low
First Quarter	$18.00	$14.39	$13.86	$12.15
Second Quarter	$19.02	$15.83	$16.25	$13.51
Third Quarter	$20.00	$16.51	$18.73	$12.82
Fourth Quarter	$21.10	$17.50	$17.50	$14.37

In 2007, 2006 and 2005, we declared cash dividends of $0.30, $0.30, $0.25, respectively, per share of common stock amounting to total cash outlays of approximately $1,416,000, $820,000, and $671,000, respectively. Prior to 2004, we had never declared or paid any cash dividends on our common stock. Our policy has historically been to retain our earnings to finance growth and development. The declaration and payment of any future dividends on our common stock would be at the sole discretion of our Board of Directors, subject to our financial condition, capital requirements, future prospects and other factors deemed relevant.

Performance Graph

The graph below compares, assuming $100 was invested on December 31, 2002 and assuming the reinvestment of any dividends, our cumulative total shareholder return with the total shareholder returns of all NASDAQ stocks (the “NASDAQ Total”) and of all stocks (the “Peer Index”) contained in the NASDAQ Financial and Insurance indexes, with each index being given equal weight.

Authorized Capital Stock

Our authorized capital stock consists of 20,000,000 shares of common stock, par value $0.10 per share, and 1,000,000 shares of preferred stock, par value $1.00 per share.

Common Stock

As of March 1, 2008, there were approximately 7,176,000 shares of common stock outstanding that were held of record by approximately 3,750 shareholders.

The holders of our common stock are entitled to receive ratably, from funds legally available for the payment thereof, dividends when and as declared by resolution of our board of directors, subject to the preferential dividend rights of holders of our Series A mandatorily redeemable preferred stock and any other preferential dividend rights which may be granted to holders of any preferred stock authorized and issued by us. In the event of liquidation, each share of common stock is entitled to share pro rata in any distribution of our assets after payment or providing for the payment of liabilities and any liquidation preference of any outstanding preferred stock. Each holder of our common stock is entitled to one vote for each share of common stock held of record on the applicable record date on all matters submitted to a vote of shareholders, including the election of directors.

Holders of our common stock have no preemptive rights and have no right to convert their common stock into any other securities. The outstanding shares of our common stock are duly authorized, validly issued, fully paid and non-assessable.

Series A Redeemable Preferred Stock

Our board of directors has established and provided for the issuance of a series of preferred stock, designated as the “Series A redeemable preferred stock,” which consists initially of 10,500 authorized shares. The shares of Series A redeemable preferred stock were authorized and issued in connection with our acquisition of API. As of March 1, 2008, there were approximately 9,200 shares of our Series A redeemable preferred stock, par value $1.00 per share, outstanding, that were held of record by approximately 2,300 shareholders.

Holders of Series A redeemable preferred stock are entitled to cumulative dividends thereon at the rate of 3% per annum payable on the remaining redemption value per share, in priority to the payments of dividends on the common shares. Holders of Series A redeemable preferred stock have no preemptive rights and have the same voting rights as the holders of our common stock. The shares are non-certificated and mandatorily redeemable. They must be redeemed ratably at not less than $1 million per year, with all outstanding shares being redeemed by December 31, 2016. In the event of any liquidation, the holders of Series A redeemable preferred stock receive an amount equal to the remaining redemption value plus accrued dividends before any distribution is made to the holders of our common stock. In June 2007, 1,019 shares of our Series A redeemable preferred stock were ratably redeemed for $1,058,000, which included accrued dividends of $40,000.

Furthermore, in connection with the API acquisition, pursuant to its regulatory authority, the Texas Department of Insurance has required us to place $2.5 million into an escrow account with a bank, to remain in escrow until the aggregate remaining redemption and dividend obligation is less than the amount of such escrow balance. We have agreed that no early withdrawals will be made from this escrow account without prior approval from the Texas Department of Insurance.

Pursuant to its regulatory authority, the Texas Department of Insurance will prohibit API from paying dividends to us on our common stock, or redeeming any of our preferred stock that is held by us, in any calendar year unless and until we have complied with the redemption and dividend payment obligation to the holders of our Series A redeemable preferred stock for that year. Furthermore, our agreement with the Texas Department of Insurance also provides that, until all of the Series A redeemable preferred stock has been fully redeemed and all dividends thereon have been paid, API will not make aggregate annual dividends to us with respect to API’s common stock in excess of the lesser of 10% of API’s prior year-end policyholder statutory surplus or API’s prior year statutory net income, and in no event may such distributions exceed API’s statutory earned surplus.

Equity Compensation Plans

We have adopted, with shareholder approval, a Stock Option Plan pursuant to which we grant stock options to our directors, key employees and consultants and advisors. In addition, since the December 2004 the Company also has a Deferred Compensation Plan allowing for additional ownership of our common stock by our directors, key employees and consultants and advisors.

The following table represents securities authorized for issuance under those equity compensation plans, as further described in Note 16 and Note 17 to the consolidated financial statements included in Item 15. of this Form 10-K.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights.	Weighted-average exercise price of outstanding options, warrants and rights.	Number of securities remaining available for future issuance under equity compensation plans. Excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	946,000	$14.24 Note 1	22,000 Note 2
Equity compensation plans not approved by security holders	none	none	none
Total	946,000	$14.24	22,000

Note 1: Average price is for the 813,000 shares under the Stock Option Plan only, as 133,000 shares in the Deferred Compensation Plan ("deferred shares") are outright grants. Deferred shares are reflected in the financial statements at the grant date.

Note 2: Shares remaining in the Stock Option Plan is 5,000; shares remaining in the Deferred Stock Plan is 17,000.

Share Repurchase Program

We may from time to time repurchase shares of our outstanding common stock.  Our open market stock repurchases are made in reliance upon Rule 10b-18 of the Exchange Act safe harbor from certain market manipulation claims for purchases by an issuer of its own common stock. Under this rule, we may not open trading in our shares, may not trade in the last thirty minutes of the trading session, may bid no more than the higher of the current bid or last trade, and may purchase no more in a single day than 25% of the average daily trading volume for the last four calendar weeks, unless certain rules for larger block trades are followed. Our stock option plan allows us to accept shares owned by an optionee immediately prior to the exercise of an option in payment for the option exercise. Additionally, we consider unsolicited offers to sell shares back to us and make a decision on purchasing them based on the price and our business needs at the time of the offer. We give priority in our repurchases to shares offered in option exercises, followed by open market purchases and finally unsolicited offers from shareholders. We do not reissue any shares acquired in repurchases, instead canceling them upon acquisition.

Our original $2,000,000 share repurchase program was announced August 17, 2004 and was increased in $2,000,000 increments on December 12, 2005 and on June 30, 2006, by $1,000,000 on September 7, 2007 and by $4,000,000 on March 5, 2008.  As of March 6, 2008, we had a maximum dollar value of $4,223,000 remaining for the future purchase of shares under the Share Repurchase Plan.

The following table reflects stock repurchases under the share repurchase program during the fourth quarter of 2007:

	(a) Total Number of Shares Purchased (Note 1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or approximate Dollar Value of Shares) that May Yet be Purchased Under the Plans or Programs

Period
Oct. 1, 2007 - Oct. 31, 2007	1,000	$19.88	1,000	$1,997,000
Nov. 1, 2007 - Nov. 30, 2007	31,300	$19.43	31,300	$1,389,000
Dec. 1, 2007 - Dec. 31, 2007	7,385	$18.69	7,385	$1,251,000

Note (1): Of the 39,685 shares purchased, during the fourth quarter, 27,685 shares were acquired in open market transactions and 12,000 shares were acquired in private transactions.

For the period January 1, 2008 through March 6, 2008, 55,706 shares were repurchased in open market transactions at an average price of $18.46 per share leaving a maximum of 4,223,000 shares that yet may be purchased under the plan.

Item 6.  Selected Financial Data

The following table sets forth selected historical financial and operating data for the Company and is derived from our consolidated financial statements which management believes incorporate all of the adjustments necessary for the fair presentation of the financial condition and results of operations for such periods in accordance with GAAP. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere in this report, but may not be comparable as data for periods 2006 and later was impacted by the implementation of SFAS No. 123(R). Actual financial results through December 31, 2007 may not be indicative of future financial performance. Equity compensation expense of approximately $1,200,000 related to our acquisition of API is included in the 2007 results from operations.

There have been significant changes in the type of information reported and the presentation format as a result of the acquisition of API effective April 1, 2007 since we effectively became an insurance company as a result of the transaction. With the acquisition of API, our consolidated revenue and earnings are predominately derived from medical professional liability insurance provided through our Insurance Services segment. Prior to April 1, 2007, the historical results of operations of our Insurance Services segment were determined by the management fees we received from API pursuant to a management agreement and the expenses incurred in managing API’s operations such as personnel expenses, rent, office expenses and technology costs. The management agreement obligated API to pay management fees to us based on API’s earned premiums before payment of reinsurance premiums. The management fee percentage was 13.5% of API’s earned premiums. In addition, any pre-tax profits of API were shared equally with us (profit sharing) so long as the total amount of profit sharing did not exceed 3% of earned premiums. When we acquired API, our management agreement with API was terminated and our consolidated results of operations are no longer affected by management fees from API; but, rather our results of operations are now directly affected by premiums API earns from the sale of medical professional liability insurance, investment income earned on assets held by API, insurance losses and loss adjustment expenses relating to the insurance policies API writes as well as commissions and other insurance underwriting and policy acquisition expenses API incurs.

Prior year financial and operating data has been reclassified to reflect the format of the financial statements after the acquisition of API.

Selected Consolidated Historical Financial and

Operating Data of American Physicians Service Group, Inc.

	Year ended December 31,
(in thousands except per share data)	2007	2006	2005	2004	2003
Income Statement Data:
Gross premiums and maintenance fees written -
direct and assumed	$50,120	$-	$-	$-	$-
Premiums ceded	4,813	-	-	-	-
Net premiums and maintenance fees written	54,933	-	-	-	-
Net premiums and maintenance fees earned	56,039	-	-	-	-
Investment income, net of investment expenses	8,693	915	587	365	304
Realized capital gains (losses) - net	(5,256)	155	3,103	(2,322)	127
Management services	3,803	15,555	15,514	15,316	10,826
Financial services	21,056	16,850	18,325	16,675	19,585
Other revenue	68	89	122	45	-
Total revenues	84,403	33,564	37,651	30,079	30,842
Losses and loss adjustment expenses	13,695	-	-	-	-
Other underwriting expenses	8,320	-	-	-	-
Change in deferred acquisition costs	(110)	-	-	-	-
Management services expenses	3,823	11,262	10,262	10,558	8,582
Financial services expenses	19,030	15,157	16,273	14,545	16,591
General and administrative expenses	5,459	2,106	2,603	1,506	1,060
Impairment of goodwill	1,247	-	-		-
Total expenses	51,464	28,525	29,138	26,609	26,233
Income from operations	32,939	5,039	8,513	3,470	4,609
Income tax expense	11,929	1,839	3,039	1,317	1,640
Minority Interests	1	6	14	1	197
Net income before extraordinary gain	21,009	3,194	5,460	2,152	2,772
Extraordinary gain, net of tax	2,264	-	-	-	-
Net income from continuing operations	23,273	3,194	5,460	2,152	2,772
Discontinued operations	-	-	-	-	27
Net income	$23,273	$3,194	$5,460	$2,152	$2,799

Net Income per common share
Basic:
Net income before extraordinary gain	$3.80	$1.15	$2.03	$0.85	$1.26
Extraordinary gain	0.41	-	-	-	-
Net income from continuing operations	$4.21	$1.15	$2.03	$0.85	$1.26
Discontinued operations	-	-	-	-	0.01
Net income	$4.21	$1.15	$2.03	$0.85	$1.27

Diluted:
Net Income before extraordinary gain	$3.69	$1.09	$1.86	$0.76	$1.13
Extraordinary gain	0.40	-	-	-	-
Net Income	$4.09	$1.09	$1.86	$0.76	$1.13
Discontinued operations	-	-	-	-	0.01
Net income	$4.09	$1.09	$1.86	$0.76	$1.14

(in thousands except per share data)	Year ended December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Cash and cash equivalents and investments	$223,193	$25,299	$24,494	$23,993	$18,615
Premiums and maintenance fees receivable	15,946	-	-
Reinsurance recoverables	24,554	-	-
All other assets	19,105	10,977	9,011	6,450	7,023
Total Assets	282,798	36,276	33,505	30,443	25,638
Reserve for losses and loss adjustment expenses	101,606	-	-	-	-
Unearned premiums and maintenance fees	35,417	-	-	-	-
Mandatorily Redeemable Preferred Stock	8,554	-	-	-	-
All other liabilities	13,241	6,687	5,783	6,229	6,532
Total Liabilities	158,818	6,687	5,783	6,229	6,532
Minority interests	-	21	15	1	-
Total stockholders' equity	$123,980	$29,568	$27,707	$24,213	$19,106
Total common shares outstanding (in thousands)	7,214	2,818	2,784	2,624	2,455
Book Value per share	$17.19	$10.49	$9.95	$9.23	$7.78

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto accompanying this report. Except for historical information contained here, the discussions in the MD&A contain forward-looking information that involves risks and uncertainties.  As discussed under “Cautionary Statement Regarding Forward-Looking Statements,” our actual financial condition and operating results could differ significantly from these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under Item 1A. Risk Factors.

General

We provide, through our wholly-owned subsidiaries, (1) insurance services, specifically medical professional liability insurance in Texas and (2) financial services, including brokerage and investment services to institutions and high net worth individuals.

Insurance Services.

Effective April 1, 2007, American Physicians Insurance Exchange, or APIE, converted from a reciprocal insurance exchange to a Texas stock insurance company, pursuant to a plan of conversion, and changed its name to American Physicians Insurance Company, or API. Simultaneously, API merged with a wholly owned subsidiary of ours and became our wholly-owned subsidiary.

API provides medical professional liability insurance primarily in Texas, where it has written business for over 30 years. API is authorized to do business in the States of Texas, Arkansas and Oklahoma and specializes in writing medical professional liability insurance for physicians and other healthcare providers. API became authorized to do business in Oklahoma in August 2007. Historically, we operated as the attorney-in-fact manager for API since 1975. In April 2007, we acquired API, thus combining our insurance management experience with an insurance underwriting entity to allow for the increased possibility for expansion into new markets and for continued growth in existing markets.

Financial Services.

Through our subsidiaries, APS Financial Corporation, or APS Financial, APS Capital Corporation, or APS Capital, and APS Asset Management, Inc., or Asset Management, we provide investment and investment advisory services to institutions and individuals.

•

APS Financial.

APS Financial is a licensed broker/dealer that provides brokerage and investment services primarily to institutional and high net worth individual clients. APS Financial also provides portfolio accounting, analysis, and other services to insurance companies and banks. We recognize commission revenue, and the related compensation expense, on a trade date basis.

•

APS Capital.

APS Capital engages in the trading, clearing and settlement of trades involving syndicated bank loans, trade claims and distressed private loan portfolios. Trade claims are private debt instruments representing a pre-petition claim on a debtor’s estate. We recognize commission revenue, and the related compensation expense, when the transaction is complete and fully funded.

•

Asset Management.

Asset Management manages fixed income and equity assets for institutional and individual clients on a fee basis. We recognize fee revenue monthly based on the amount of funds under management.

Other Investments.

As of December 31, 2007, we own 385,000 shares of Financial Industries Corporation (“FIC”), representing approximately 4% of their outstanding common stock. Our policy is to account for investments as available-for-sale securities which requires that we assess fluctuations in fair value and determine whether these fluctuations are temporary or “other than temporary” as defined in Statements of Financial Accounting Standards (SFAS) No. 115,  Accounting for Certain Investments in Debt and Equity Securities. Temporary changes in fair value are recognized as unrealized gains or losses excluded from earnings and reported in equity as a component of accumulated other comprehensive income, net of income taxes. Should a decline in an investment be deemed other than temporary, as was the case with our investment with FIC since 2004, pre-tax charges to earnings were taken in the period in which the impairment is considered to be other than temporary. For the year ended December 31, 2007, 2006 and 2005 there were $693,000, $19,000 and $136,000, respectively in impairment charges resulting from our investment in FIC having previously resolved that declines in FIC’s stock price will be considered to be “other than temporary.” As a consequence of these write-downs, our basis in this stock has declined to $5.80 per share which is slightly above the fair market value of FIC common stock of $5.70 per share at December 31, 2007.

On January 15, 2008, FIC announced that it has entered into an agreement and plan of merger pursuant to which Americo Life, Inc. will acquire FIC. Under the terms of the agreement, FIC shareholders will receive $7.25 per share in cash.  The total transaction is valued at $74.7 million.  The merger is subject to customary closing conditions, including shareholder and regulatory approvals, and is currently scheduled to close in the second quarter of 2008. However, there can be no assurance that the transaction will be consummated on these or any other terms. For additional discussion regarding our FIC investment, please see Item 7A, Quantitative and Qualitative Disclosures About Market Risk and, Item 15, Notes 4 and 24 to the Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES.

The accompanying financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP"). The preparation of our consolidated GAAP financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to: reserve for losses and loss adjustment expenses; death, disability and retirement reserves; reinsurance premiums recoverable/payable; premiums ceded; deferred policy acquisition costs, impairment of assets; bad debts; income taxes; and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Investments. Our policy is to account for investments as available-for-sale securities which requires that we assess fluctuations in fair value and determine whether these fluctuations are temporary or “other than temporary” as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”).

Fair values for fixed income and equity securities are based on quoted market prices, where available. For fixed income and equity securities not actively traded, fair values are estimated using values obtained from independent pricing services.

Valuations of securities obtained from independent pricing services are reviewed for accuracy based upon the specifics of the security, including class, maturity, credit rating, durations, collateral, and comparable markets for similar securities. We may adjust the valuation of securities from these independent pricing services when we believe their pricing does not fairly represent the market value of the investment.  For example, this may occur in the valuations provided by independent services in their pricing of certain mortgage-backed securities, which is based on matrix pricing.   The pricing of these securities can be influenced by specific  characteristics such as deal structure, default rates; demographic and geographic characteristics of the loans; support levels, loan to value ratios, and other various specific factors underlying these investments.  In order to reflect the fair market value for these securities, we will adjust the market valuation based on prices from dealers involved in these types of securities and the judgment of the securities professionals in our asset management company.

In accordance with SFAS No. 115, we evaluate our investment securities on at least a quarterly basis for declines in market value below cost for the purpose of determining whether these declines represent other than temporary declines. A decline in the fair value of a security below cost judged to be other than temporary is recognized as a loss in the current period and its fair value becomes the new cost basis of the security. The following factors are considered in determining whether an investment decline is “other than temporary”:

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

Investment income includes amortization of premium and accrual of discount on the yield-to-maturity method for our available-for-sale investments acquired at other than par value. Amortization for loan-backed, or mortgage-backed, securities is adjusted prospectively for changes in pre-payment speed assumptions.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FSP 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“FSP 115-1 and 124-1”). FSP 115-1 and 124-1 supersedes Emerging issues Task Force Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments and amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations and Accounting Principles Board No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP 115-1 and 124-1 address the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impairment loss. FSP 115-1 and 124-1 also includes provision for accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 is effective for periods beginning after December 15, 2005, with earlier adoption permitted. The Company adopted FSP 115-1 and 124-1 during the fiscal quarter ended December 31, 2005. The adoption of FSP 115-1 and 124-1 did not have a material effect on our financial position, results of operations or cash flows.

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

The medical professional liability insurance policies we offer are written for only a one year period, Thus, the short term nature of the policy makes deferred policy acquisition costs (DAC) and unearned premium and maintenance fees (unearned premiums) short term items that are amortized over a one year period. This short time frame means that historical GAAP basis reflect fair value at the date of acquisition.

The fair values of the reserves for losses and loss adjustment expenses and related reinsurance recoverables (the net loss reserves) acquired in the API transaction were estimated as of the date of acquisition based on the present value of the expected underlying net cash flows, and includes a risk premium and a profit margin. In determining the fair value estimate, management discounted API’s historical undiscounted loss reserves, to present value assuming discounting patterns actuarially developed from the historical loss data of API. The discount rate used of 4.64% approximates the risk-free treasury rate on the acquisition date for maturities similar to the estimated duration of the reserves being valued. A risk premium was applied to the discounted net loss reserves to reflect management’s estimate of the cost API would incur to reinsure the full amount of its net loss reserves with a third-party reinsurer. This risk premium is based upon management’s assessment of the inherent uncertainty in reserving for net loss reserves and their knowledge of the reinsurance marketplace and was confirmed by a reinsurance intermediary. The calculation resulted in a fair value estimate which was not materially different than the historical loss reserves and therefore did not result in an adjustment to the historical reserve amount.

Based on our review of the fair value of assets acquired in the acquisition of API on April 1, 2007, there was no goodwill and we recorded an extraordinary gain of $2,264,000 during the three months ended June 30, 2007 for the excess of net assets received over cost to acquire.

Reserve for Loss and Loss Adjustment Expense.  Loss and loss adjustment expense reserves represent management’s estimate of the ultimate costs of all reported and unreported losses incurred. API writes substantially all of its policies on a claims-made basis, and the reserve for unpaid loss and loss adjustment expense are estimated using actuarial analysis. These estimates include expectations of what the ultimate settlement and administration of claims will cost based on the company’s assessments of facts and circumstances then known, review of historical settlement patterns, estimates in trends in loss severity, frequency, legal theories of liability and other factors. Other factors include the nature of the injury, the judicial climate where the insured event occurred and trends in healthcare costs. In addition, variables in reserve estimation can be affected by both internal and external events, such as economic inflation, legal trends and legislative changes. The estimation of medical professional liability insurance loss and loss adjustment expense is inherently difficult. Injuries may not be discovered until years after an incident, or a claimant may delay pursuing recovery for damages. Medical liability claims are typically resolved over an extended period of time, often five years of more.

Insurance product lines are classified as either short tail or long tail based on the average length between the event triggering claims under a policy and the final resolution of those claims. Short tail claims are reported and settled quickly, resulting in less estimation variability. The longer the time (long tail) before the final resolution which is the case with medical professional liability, there is greater exposure to estimation risk and hence the greater the estimation uncertainty. Additional deviations in the data such as changes in specialties, limits or territories can make forecasting a long tail business such as medical professional liability insurance difficult.

The combination of changing conditions and the extended time required for claim resolution results in a loss estimation process that requires actuarial skill and the application of judgment, and such estimates require periodic revisions. We perform an in-depth review of the reserve for unpaid losses and loss adjustment expenses on a semi-annual basis with assistance from its outside consulting actuary.

The independent review of reserves by API’s outside consulting actuary plays an important role in the overall assessment of the adequacy of reserves. API establishes reserves for unpaid loss and loss adjustment expenses taking into account the results of multiple actuarial techniques applied as well as other assumptions and factors regarding its business. The actuarial techniques used that are material to the evaluation of reserves for unpaid loss and loss adjustment expense include the following:

•

Loss development methods (incurred and paid development);

•

Loss adjustment expense development methods (incurred and paid development)

•

Average hindsight outstanding projection;

•

Frequency/severity projection methods;

•

Bornhuetter-Ferguson expected loss projection methods; and

•

Trended pure premium method.

Each technique has inherent benefits and shortcomings (i.e., biases), particularly when applied to company-specific characteristics and trends. For example, certain methods (e.g., the Bornhuetter-Ferguson and pure premium methods) are more relevant to immature accident years, and other methods (e.g., the loss development methods) provide more meaningful information for years with a greater level of maturity. Because each method has its own set of attributes, API does not rely exclusively upon a single method. Rather, we evaluate each of the methods for the different perspectives that they provide. Each method is applied in a consistent manner from period to period and the methods encompass a review of selected claims data, including claim and incident counts, average indemnity payments and loss adjustment expenses.

As part of its evaluation, our outside consulting actuary develops a range of reserves it believes is reasonable. The upper end of the range generally reflects higher estimates of future loss and loss adjustment expenses while the lower end of the range generally reflects lower estimates of future loss and loss adjustment expenses. In general, the width of a range reflects the level of variability in the underlying projections. Therefore, in addition to the performance of the business itself, the financial condition, results of operations and cash flows are sensitive to reserve estimates and judgments. The range developed for API’s gross reserves before reinsurance for unpaid loss and loss adjustment expenses at December 31, 2007 was $54,910,000 on the low-end of the range to $101,655,000 on the high-end of the range with an actuarial point estimate of $78,627,000.

The results of the various methods, along with the supplementary statistical data regarding such factors as the current economic environment, are used by management to develop a best estimate based upon management’s judgment and past experience. The process of selecting management’s best estimate from the set of possible outcomes produced by the various actuarial methods is based upon the judgment of management and is not driven by formulaic determination. API selects a best estimate with due regard for the age, characteristics and volatility of the medical professional liability line of insurance, the volume of data available for review and past experience with respect to the accuracy of estimates. API utilizes and evaluates calculations contained in an actuarial study performed by its independent actuarial firm as an objective confirmation of the adequacy of its carried reserves. API’s best estimate may differ from the selected reserve estimate of its independent actuary because of differences in evaluating such things as the impact of historical experience, legal and regulatory changes and expectations about future claim results and trends. While API’s assessment may differ, its carried reserves remain within the actuarial range of the independent actuary’s selected reserve estimate. The reserve opinions of our independent actuary for the years ended December 31, 2007 and 2006 have been filed with state insurance regulators along with API’s statutory financial statements.

We have established a gross reserve before reinsurance for loss and loss adjustment expenses at $101,606,000 as of December 31, 2007 or what we believe to be the upper end of the reserve estimates, as projected by the actuarial review; however, there is no assurance that such reserves will ultimately prove adequate. We have established a position of conservatively reserving to the upper-end of the reserve estimate due to inherent uncertainties in estimating ultimate claims losses and management's philosophy that this is an appropriate approach to reserving at the current time.

We continually review and update the data underlying the estimation of the loss and loss adjustment expense reserves and makes adjustments that we believe the emerging data warrant. Any adjustments to reserves that are considered necessary are reflected in the results of operations in the period the estimates are changed. If reserves ultimately prove to be too high, then the excess amount will be recognized as a reduction to loss and loss adjustment expenses in the current period of operations that the change in estimate is made. If reserves prove to be inadequate in the future, API would have to increase such reserves and incur a charge to earnings in the period that such reserves are increased, which could have a material adverse affect on its results of operations and financial condition. These specific risks described above, combined with the variability that is inherent in any reserve estimate, could result in significant positive or adverse deviation from API’s recorded net reserve amounts could positively or adversely impact API’s business, results of operations and cash flows.

Loss and loss adjustment expenses represent the largest component of API’s expenses. In considering the potential sensitivity of the factors and assumptions underlying management’s best estimate of loss and loss adjustment reserves, it is also important to understand that the medical professional liability sector of the property and casualty insurance industry is characterized by a relatively small number of claims with a large average cost per claim. For example, at December 31, 2007, we had 4,930 policyholders, and since the date of acquisition (April 1, 2007) API paid a total of $9,926,000 in paid damages on 72 claims. Even a relatively small change in the number of claims expected to be paid (i.e. frequency) or a relatively small percentage change in the average cost per claim (i.e. severity) could have a significant impact on reserves and correspondingly, our financial position and results of operations. This is also the case for other key assumptions as well, such as the frequency of reported claims that will ultimately close with paid damages versus those that will close without paid damages. Historically, API has closed over 80% of claims with no paid damages. In addition, due to the relatively small number of claims ultimately resulting in paid damages and the average cost per claim, any change in the trends of key assumptions used in estimating the ultimate values such as legislative changes resulting in tort reform, claims handling procedures, economic inflation and other factors could result in a significant change in the reserve estimate.

The following table reflects the activity in the liability for reserve for losses and loss adjustment expenses since the date of acquisition of API on April 1, 2007 through the year ended December 31, 2007  (in thousands):

2007
Reserve for loss and loss adjustment expenses—April 1, 2007	$116,227
Less reinsurance recoverable on paid losses and unpaid losses	29,685

Net balance—April 1, 2007	86,542

Incurred—net of reinsurance—related to:
Current year	29,751
Prior periods	(16,056)

Net incurred	13,695

Paid—net of reinsurance—related to:
Current year	3,033
Prior periods	15,617

Net paid	18,650

Net balance—December 31, 2007	81,587

Plus reinsurance recoverable on paid losses and unpaid losses	20,019

Reserve for loss and loss adjustment expenses—December 31, 2007	$101,606

Incurred—net of reinsurance for the current years depicts incurred loss and loss adjustment expense since the date of acquisition of API on April 1, 2007 related to premium earned in that period, also referred to as accident year. Incurred—net of reinsurance for the prior years represents the total of payments and net change in reserve estimates charged or credited to earnings since the date of acquisition on April 1, 2007 in the current year with respect to liabilities that originated and were established in prior years. As noted in the table above, we decreased our incurred loss and loss adjustment expense for prior year development since the date of acquisition by $16,056,000 for the year ended December 31, 2007.  This favorable development was primarily the result of loss severity for the 2002 through 2006 report years developing favorably compared to prior period estimates. In addition, the total number of claims closed with indemnity for these report years were less than prior estimates.

API attempts to consider all significant facts and circumstances known at the time loss reserves are established.  Due to the inherently uncertain process involving loss and loss adjustment expense reserve estimates, the final resolution of the ultimate liability may be different from that anticipated at the reporting date. Therefore, actual paid damages in the future may yield a materially different amount than currently reserved—favorable or unfavorable. While API believes that the estimates for loss and loss adjustment expense reserves are adequate as of December 31, 2007, there can be no assurance that its estimates will not change in the future given the many variables inherent in such estimates and the extended period of time that it can take for claim patterns to emerge.

The following table, known as the reserve development table, shows the development of the net liability for unpaid loss and loss adjustment expenses as of December 31, 2007. The top line of the table shows the original estimated liabilities at the balance sheet date, including losses incurred but not yet reported. The upper portion of the table shows the cumulative amounts subsequently paid as of successive year-ends with respect to the liability. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimates change as claims settle and more information becomes known about the ultimate frequency and severity of claims for individual years. A (deficiency) or redundancy exists when the re-estimated liability at each December 31 is greater (or less) than the prior liability estimate. The cumulative (deficiency) or redundancy depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

The volatility of medical professional liability claim frequency and severity makes the prediction of the ultimate losses very difficult. Likewise, the long period of time necessary for medical professional liability claims to develop and be paid further complicates the reserving process.

The following summarizes reserve development since our acquisition of API on April 1, 2007; (Since API was acquired on April 1, 2007, prior year development data is not applicable)

As of and for the Year ended December 31, (in thousands)
2007
Originally reported gross liability for unpaid losses and loss adjustment expenses	$101,606
Originally reported reinsurance paid & unpaid recoverable	(20,019)
Originally reported net liability	$81,587

Cumulative net paid as of:
One year later	-
Two years later	-
Three years later	-
Four years later	-
Five years later	-
Six years later	-
Seven years later	-
Eight years later	-
Nine years later	-
Ten years later	-

Re-estimated net liability as of:
End of year	$81,587
One year later	-
Two years later	-
Three years later	-
Four years later	-
Five years later	-
Six years later	-
Seven years later	-
Eight years later	-
Nine years later	-
Ten years later	-

Net cumulative (deficiency) redundancy	$-

The table does not present accident year or policy year development data. Conditions and trends that have affected the development of liabilities in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

Reinsurance Premiums Ceded. We enter into reinsurance agreements whereby other insurance entities agree to assume a portion of the risk associated with the policies issued by API. In return, we agree to pay a premium to the reinsurers. We utilize reinsurance to control exposure to potential losses arising from large risks, and to have additional capacity for growth. We remain responsible for the ultimate risk on its policies and would be responsible for losses and loss adjustment expenses should a reinsurer fail to pay its obligations. Reinsurance agreements are also subject to risk transfer analysis in order to be recognized as traditional reinsurance for GAAP or statutory accounting purposes. Risk transfer standards require that (a) the reinsurer assumes significant insurance risk (underwriting and timing risk) under the reinsured portions of the underlying insurance agreements; and (b) it is reasonably possible that the reinsurer may realize a significant loss from the transaction. Whether a reinsurance agreement involves risk transfer is determined by management, with assistance from our outside consulting actuaries, utilizing a comprehensive set of standards. We believe that all of our reinsurance agreements contain the appropriate risk transfer requirements.

Under API’s primary medical professional liability reinsurance contract or excess of loss treaty, certain premiums are ceded to other insurance companies under the terms of the reinsurance agreement. The excess of loss treaty provides coverage for losses in excess of API’s retention of $250,000 on individual claims and beginning in 2002, $350,000 on multiple insured claims related to a single occurrence. The 2006 reinsurance contract provides for these same terms with API retaining 10% of the risk above the aforementioned $250,000 and $350,000 retention levels. The 2007 reinsurance contract provides for the same terms with API retaining 20% of the risk above the $250,000 and $350,000 retention levels. The reinsurance contracts for 2002 through 2007 contain variable premium ceding rates based on loss experience and thus, a portion of policyholder premium ceded to the reinsurers is calculated on a retrospective basis. The variable premium contracts are subject to a minimum and a maximum premium range to be paid to the reinsurers, depending on the extent of losses actually paid by the reinsurers. A provisional premium is paid during the initial policy year. The actual percentage rate ultimately ceded under these contracts will depend upon the development of ultimate losses ceded to the reinsurers under their retrospective treaties.

To the extent that estimates for unpaid losses and loss adjustment expenses change, the amount of variable reinsurance premiums may also change. The ceded premium estimates are based upon management’s estimates of ultimate losses and loss adjustment expenses and the portion of those losses and loss adjustment expenses that are allocable to reinsurers under the terms of the related reinsurance agreements. Given the uncertainty of the ultimate amounts of losses and loss adjustment expenses, these estimates may vary significantly from the ultimate outcome. In addition to the in-depth review of reserves for unpaid losses and loss adjustment expenses, on a semi-annual basis, API also has its outside consulting actuary review development in the reinsurance layer or excess of $250,000 retention for each open variable premium treaty year. Management reviews these estimates and any adjustments necessary are reflected in the period in which the change in estimate is determined. Adjustment to the premiums ceded could have a material effect on API’s results of operations for the period in which the change is made.

In addition to an adjustment to premiums ceded, estimates of ultimate reinsurance ceded premium amounts compared to the amounts paid on a provisional basis give rise to a balance sheet asset classified as “Other amounts receivable under reinsurance contracts” or a balance sheet liability classified as “Funds held under reinsurance treaties.” Furthermore, each retrospective treaty requires a 24- or 36-month holding period before any premium adjustments or cash can be returned or paid. The ultimate settlement amount will not be determined until all losses have been settled under the respective treaties. As of December 31, 2007, we had recorded a balance sheet asset, “Other amounts receivable under reinsurance contracts” of $4,535,000 and a balance sheet liability, “Funds held under reinsurance treaties” of $4,651,000, which represent the differences between the estimates of ultimate reinsurance premiums ceded amounts for the 2002 through 2006 treaty years as compared to the amounts paid on a provisional basis.

The effect of reinsurance on premiums written and earned since the acquisition of API on April 1, 2007 is as follows (in thousands):

	Written	Earned
Direct premiums	$50,120	$51,226
Ceded:
Current year	(6,075)	(6,075)
Prior years	10,888	10,888
Total Ceded	4,813	4,813

Net premiums	$54,933	$56,039

Since the acquisition of API on April 1, 2007, for the year ended December 31, 2007, we recorded favorable development to ceded premiums of $10,888,000 related to prior year variable premium reinsurance treaties as a result of lower estimated ultimate loss and loss adjustment expenses for treaty years 2002 through 2006. The favorable development reflects reductions in our estimates of claim severity as a result of claim closures at less than reserved amounts.

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

Similar to the estimate for reserves, due to the long-tailed nature of the medical professional liability line of insurance, relatively small changes in the actuarial assumptions for trends, inflation, severity, frequency for projected ultimate loss and loss adjustment expense reserves can have a greater impact on the recorded balance for reinsurance recoverables than with most other property and casualty insurance lines. While API believes that its estimate for ultimate projected losses related to loss and loss adjustment expense is adequate based on reported and open claim counts, there can be no assurance that additional significant reserve enhancements will not be necessary in the future given the many variables inherent in such estimates and the extended period of time that it can take for claim patterns to emerge.

Reinsurance contracts do not relieve API from its obligations to policyholders. API continually monitors its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Any amount found to be uncollectible is written off in the period in which the uncollectible amount is identified. API requires letters of credit from any reinsurance company that does not meet certain regulatory requirements, and/or credit ratings. As of December 31, 2007, all of API’s reinsurance contracts were with companies in strong financial condition, and management believes there is not a need to establish an allowance for uncollectible reinsurance recoverable. API has not experienced any material problems collecting from its reinsurers.

Unsecured reinsurance recoverables at December 31, 2007, that exceeded 10% of total reinsurance paid and unpaid loss and loss adjustment expenses are summarized as follows (in thousands):

December 31, 2007
Transatlantic Reinsurance	$3,839
Swiss Reinsurance	11,150

Both Transatlantic Reinsurance and Swiss Reinsurance are AM Best rated A+ (Superior).

Death, Disability and Retirement Reserves.    API has established a death, disability and retirement reserve for policyholders, which is intended to set aside a portion of the policy premium to account for the coverage provided for the extended reporting period or tail coverage offered by API upon the death and/or disability and/or retirement of a policyholder which is provided at no additional cost to the policyholder. The death, disability and retirement reserve is included in unearned premiums.

Stock-Based Compensation. In December 2004, the FASB issued a revision (“SFAS No. 123(R)”) to SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and we were required to adopt SFAS No. 123(R) in the first quarter of 2006.  SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related Interpretations, and requires that all stock-based compensation, including options, be expensed at fair value, as of the grant date, over the vesting period.  Companies are required to use an option pricing model (e.g.: Black-Scholes or Binomial) to determine compensation expense, consistent with the model previously used in the already required disclosures of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. The adoption of SFAS No. 123(R) has not had a material effect on our financial position, operations or cash flow.

At December 31, 2007, we have two stock-based compensation plans which are also discussed in Notes 16 and 17 to the audited consolidated financial statements contained herein. Prior to January 1, 2006, we accounted for these plans under the recognition and measurement principles of APB No. 25, under which stock-based employee compensation cost was not reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  In accordance with SFAS No. 123, as amended by SFAS No. 148, we provided footnote disclosure of the pro forma stock-based compensation cost, net loss and net loss per share as if the fair-value based method of expense recognition and measurement prescribed by SFAS No. 123 had been applied to all employee options.

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

Income Taxes. We compute income taxes utilizing the asset and liability method. We recognize current and deferred income tax expense, which is comprised of estimated provisions for federal income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all or some portion of the benefits related to the deferred tax assets will not be realized. We have not established a valuation allowance because we believe it is more likely than not our deferred tax assets will be fully recovered.  In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 ("FIN 48"), which we adopted on January 1, 2007. FIN 48 clarifies the accounting for income tax uncertainties. We have developed and implemented a process based on the guidelines of FIN 48 to ensure that uncertain tax positions are identified, analyzed and properly reported in the company’s financial statements in accordance with SFAS 109. Based on all known facts and circumstances and current tax law, we believe that the total amount of unrecognized tax benefits as of January 1, and December 31, 2007, is not material to our results of operations, financial condition or cash flows. We also believe that the total amount of unrecognized tax benefits as of January 1, and December 31, 2007, if recognized, would not have a material effect on our effective tax rate. We further believe that there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

Unaudited Pro Forma Condensed Consolidated Financial Information

We are providing the following unaudited pro forma condensed consolidated financial statements to present a picture of the results of operations of the combined company after giving effect to our acquisition of API, absent any operational or other changes, had API’s and our businesses been combined for the periods and at the dates indicated. The pro forma condensed consolidated statements of operations for the years ended December 31, 2007 and 2006 are presented as if the API acquisition occurred on January 1, 2006. The unaudited pro forma condensed consolidated financial statements were prepared using the purchase method of accounting.

The pro forma adjustments are based upon available information and assumptions that each company’s management believes are reasonable. The unaudited pro forma condensed consolidated financial statements are presented for illustrative purposes only and are based on the estimates and assumptions set forth in the notes accompanying these statements, which should be read in conjunction with these unaudited pro forma condensed consolidated financial statements. The companies may have performed differently had they always been combined. You should not rely on this information as being indicative of the historical results that would have been achieved had the companies always been combined or the future results that the combined company will experience. The unaudited pro forma condensed consolidated financial information is not comparable to our historical financial information due to the inclusion of the effects of the API acquisition. The unaudited pro forma condensed consolidated financial statements and the related notes thereto should be read in conjunction with the audited consolidated financial statements of the Company for the years ended December 31, 2007 and 2006, and the related notes thereto and other information in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the unaudited financial statements of API for the quarter ended March 31, 2007 filed in the Form S-1 of the Company dated, June 19, 2007.

Unaudited Pro Forma Condensed Combined Statement of Operations
For the Year Ended December 31, 2007
(In thousands, except per share data)

	APSG	API	Pro Forma		Combined
	Historical	Historical	Adjustments		Pro Forma
REVENUES	12/31/07	1/1/07 to 3/31/07	"Merger"		12/31/07

Premiums and maintenance fees written	$50,120	$15,466	$		$65,586
Premiums ceded	4,813	(2,407)			2,406
Change in unearned premiums & maintenance fees	1,106	3,252			4,358
Net Premiums and maintenance fees earned	56,039	16,311			72,350

Investment income, net of investment expense	8,693	1,791	78	(a)	10,505
			(80)	(d)
			23	(b)
Realized capital gains (losses), net	(5,256)	126			(5,130)
Management services	3,803		(3,718)	(a)	179
			94	(c)
Financial services	21,056		(307)	(b)	20,749
Other revenue	68				68

Total revenues	84,403	18,228	(3,910)		98,721

EXPENSES
Losses and loss adjustment expenses	13,695	10,934	(1,154)	(a)	24,659
			1,184	(d)
Other underwriting expenses	8,320	3,215	1,570	(d)	11,635
			(1,564)	(a)
			94	(c)
Amortization of deferred policy acquisition costs	(110)	141			31
Management services expenses	3,823		(989)	(a)	-
			(2,834)	(d)
Financial services expenses	19,030				19,030
General and administrative	5,459		102	(e)	5,561

Impairment of goodwill	1,247				1,247
Total expenses	51,464	14,290	(3,591)		62,163
					-
Income from operations	32,939	3,938	(319)		36,558

Income tax expense	11,929	1,326	(35)	(e)	13,121
			(99)	(b)

Minority interests	1				1
Net income before extraordinary gain	$21,009	$2,612	$(185)		$23,436

Net Income before extraordinary gain per Share:
Basic	$3.80				$4.24
Diluted	$3.69				$4.12

Basic weighted average shares outstanding	5,532				5,532
Diluted weighted average shares outstanding	5,695				5,695

Unaudited Pro Forma Condensed Combined Statement of Operations
For the Year Ended December 31, 2006
(In thousands, except per share data)

	APSG	API	Pro Forma		Combined
	Historical	Historical	Adjustments		Pro Forma
REVENUES	12/31/06	12/31/06	"Merger"		12/31/06

Premiums and maintenance fees written	$-	$74,833	$		$74,833
Premiums ceded	-	(4,709)			(4,709)
Change in unearned premiums & maintenance fees	-	735			735
Net Premiums and maintenance fees earned	-	70,859			70,859

Investment income, net of investment expense	915	6,466	236	(a)	7,605
			(158)	(d)
			146	(b)
Realized capital gains (losses), net	155	6			161
Management services	15,555		(15,610)	(a)	320
			375	(c)
Financial services	16,850	-	(755)	(b)	16,095
Other revenue	89	-			89

Total revenues	33,564	77,331	(15,766)		95,129

EXPENSES
Losses and loss adjustment expenses	-	38,970	(4,278)	(a)	37,568
			2,876	(d)
Other underwriting expenses	-	14,252	3,582	(d)	11,759
			(6,450)	(a)
			375	(c)
Amortization of deferred policy acquisition costs	-	(39)			(39)
Management services expenses	11,262	-	(4,646)	(a)	-
			(6,616)	(d)
Financial services expenses	15,157	-			15,157
General and administrative	2,106	-	408	(e)	2,514
Total expenses	28,525	53,183	(14,749)		66,959

Income from operations	5,039	24,148	(1,017)		28,170

Income tax expense	1,839	8,397	(139)	(e)	9,890
			(207)	(b)
Minority interests	6				6

Net income	$3,194	$15,751	$(671)		$18,274

Net Income per Share:
Basic	$1.15				$3.84
Diluted	$1.09				$3.72

Basic weighted average shares outstanding	2,774		1,983		4,757
Diluted weighted average shares outstanding	2,933		1,983		4,916

Notes to Unaudited Pro Forma Condensed

Consolidated Financial Statements for the years ended December 31, 2007 and December 31, 2006

1.  Basis of Presentation

The accompanying unaudited pro forma statements of operations present the pro forma effects of our acquisition of API through the issuance of common and preferred shares of our stock. The statements of operations for the years ended December 31, 2007 and 2006 are presented as though the acquisition occurred on January 1, 2006.

2.  Method of Accounting for the Acquisition

We accounted for the acquisition using the purchase method of accounting for business combinations. We were deemed to be the acquirer for accounting purposes based on a number of factors determined in accordance with GAAP. The purchase method of accounting requires that API’s assets acquired and liabilities assumed by us be recorded at their estimated fair values.

3.  Adjustments to Historical Financial Statements for Comparability

Following the acquisition, we are primarily an insurance company and, accordingly, we have reclassified our statements of operations in the unaudited pro forma financial information to conform to GAAP as applied to insurance companies.

4.  Pro Forma Adjustments Related to the Acquisition

Pursuant to our acquisition of API, API became a wholly owned subsidiary of the Company.

At the effective time of the acquisition, April 1, 2007, each share of common stock of API was converted into, and exchanged for, the right to receive the number of shares of our common stock based upon an exchange ratio equal to a purchase price of $39 million minus the $9,179,000 agreed-upon present value of the payments authorized by the Texas Department of Insurance that must be made by us to comply with the mandatory redemption features of the API Series A redeemable preferred stock in exchange for the API refundable deposit certificates, divided by $17.28, divided by the 10,000,000 shares of API common stock. The $17.28 price was the average closing price of our common shares for the twenty trading days immediately preceding the closing. According to the terms of the merger agreement for the acquisition, the value of our common stock issued in the acquisition was subject to adjustment upwards or downwards by up to 15% based on the closing price of our common shares for the twenty trading days immediately preceding the effective date of the acquisition.

Each share of Series A redeemable preferred stock of API was converted into the right to receive one share of our Series A redeemable preferred stock. The shares of our common stock and Series A redeemable preferred stock issued in the acquisition are subject to a 180-day lock-up period in which the holders of such shares are prohibited from transferring their shares. This lock-up period expired on September 28, 2007.

The purchase accounting and pro forma adjustments related to the unaudited pro forma statements of operations as a result of the acquisition are as follows:

(a)

Records the elimination of the revenue component of management fee and sub-producer commissions by the Company, the management fee expense by API and the sub-producer expenses by the Company for the three months ended March 31, 2007 and the year ended December 31, 2006.

(b)

Records the elimination of intercompany revenue by APS Investment Services for investment trading fees for managing API’s fixed income investment portfolio and records related other comprehensive income at API, change in amortization of bond premium and tax expense for the three months ended March 31, 2007 and  the year ended December 31, 2006.

(c)

Records commissions expense incurred by API that is currently reimbursed by the Company. There is no reimbursement following the acquisition. The reimbursement was eliminated in our financial statements.

(d)

Reclassifies the salaries, marketing, professional fees and general administrative expenses of the attorney-in-fact supporting the functional areas of claims, underwriting and investments.

(e) Records the 3% per annum dividend on our Series A redeemable preferred stock and the imputed interest from recording the liability at fair value.

Results of Operations

Overview

With the acquisition of API on April 1, 2007, our consolidated revenue and earnings will be predominately derived from medical professional liability insurance provided through our Insurance Services segment. Prior to April 1, 2007, the historical results of operations of our Insurance Services segment were determined by the management fees we received from API pursuant to a management agreement and the expenses incurred in managing API’s operations such as personnel expenses, rent, office expenses and technology costs. The management agreement obligated API to pay management fees to us based on API’s earned premiums before payment of reinsurance premiums. The management fee percentage was 13.5% of API’s earned premiums. In addition, any pre-tax profits of API were shared equally with us (profit sharing) so long as the total amount of profit sharing did not exceed 3% of earned premiums. When we acquired API, the management agreement was terminated and our consolidated results of operations are now directly affected by premiums API earns from the sale of medical professional liability insurance, investment income earned on assets held by API, insurance losses and loss adjustment expenses relating to the insurance policies API writes as well as commissions and other insurance underwriting and policy acquisition expenses API incurs.

Despite continued lower premiums in our Insurance Services segment in 2007, improvements in the API’s terms on its reinsurance contracts coupled with favorable reserve development allowed us to deliver strong results from our operations from this operating segment.  As a result of this favorable development in both claim counts and claim severity post-tort reform and increased competition, we lowered our rates on average approximately 14% in 2007. We have seen an increase in competition by both existing professional liability carriers as well as new entrants into the marketplace. As a result of this increased competition, we continue to be faced with price pressure on both existing renewals and new business. Many of the new entrants have been aggressive in seeking new business and are willing to compete on price. We will continue to monitor frequency of claims and severity of loss and legal expenses to determine if further rate adjustments are warranted. As a result of these market forces, we will face increased competition throughout 2008, but will continue to price insurance products at rates believed to be adequate for the risks assumed.

Our Financial Services segment also delivered strong results from operations in 2007 primarily from APS Financial, our broker/dealer division. Significant growth in commission revenue from security trading in both investment grade and non-investment grade securities drove this increase as a result of volatile market conditions including the well-publicized mortgage crisis. For commission revenue generation, bullish, unstable markets provide us with the most opportunity. Conversely, stable, bearish markets pose the greatest difficulty in generating income. Uncertainty in world, political and economic events can also be an obstacle to revenue generation.

The following table sets forth selected historical financial and operating data for the Company.  Our results of operations for the year ended December 31, 2007 include the historical financial and operating results of the Company prior to and subsequent to the acquisition of API on April 1, 2007.  The selected historical financial and operating data is derived from our consolidated financial statements which management believes incorporate all of the adjustments necessary for the fair presentation of the financial condition and results of operations for such periods. All information is presented in accordance with GAAP, but may not be comparable as data stated for periods 2006 and later were impacted by the implementation of SFAS No. 123(R). Actual financial results through December 31, 2007 may not be indicative of future financial performance. Equity compensation expense of approximately $1,200,000 related to our acquisition of API is included in the year ended December 31, 2007 results from operations.

For comparative purposes, we have also included on a pro forma basis the results of operations for the year ended December 31, 2007 and 2006 of the Company and API as if the acquisition had occurred on January 1, 2006. Any reference in the MD&A Section below to “on a pro forma basis” is as if the Company acquired API on January 1, 2006.

Selected Condensed Consolidated Historical and Proforma Financial and

Operating Data of American Physicians Service Group, Inc.

	Year ended December 31,
	2007	2007	2006	2006
	Actual	Proforma	Actual	Proforma
Income Statement Data:
Gross premiums and maintenance fees written - direct and assumed	$50,120	$65,586	$-	$74,833
Premiums ceded	4,813	2,406	-	(4,709)
Net premiums and maintenance fees written	54,933	67,992	-	70,124
Net premiums and maintenance fees earned	56,039	72,350	-	70,859
Investment income, net of investment expenses	8,693	10,505	915	7,605
Realized capital gains (losses) - net	(5,256)	(5,130)	155	161
Management services	3,803	179	15,555	320
Financial services	21,056	20,749	16,850	16,095
Other revenue	68	68	89	89
Total revenues	84,403	98,721	33,564	95,129
Losses and loss adjustment expenses	13,695	24,659	-	37,568
Other underwriting expenses	8,320	11,635	-	11,759
Change in deferred acquisition costs	(110)	31	-	(39)
Management services expenses	3,823	-	11,262	-
Financial services expenses	19,030	19,030	15,157	15,157
General and administrative expenses	5,459	5,561	2,106	2,514
Impairment of goodwill	1,247	1,247	-	-
Total expenses	51,464	62,163	28,525	66,959
Income from operations	32,939	36,558	5,039	28,170
Income tax expense	11,929	13,121	1,839	9,890
Minority Interests	1	1	6	6
Net income before extraordinary gain	21,009	23,436	3,194	18,274
Extraordinary gain, net of tax	2,264	-	-	-
Net income	$23,273	$23,436	$3,194	$18,274

Diluted weighted average shares outstanding	5,695	5,695	2,933	4,916
Earnings per common share	$4.09	$4.12	$1.09	$3.72

Underwriting Ratios:
Loss ratio (1)(4)
Accident year	53%	56%	N/A	61%
Prior years	-29%	-22%	N/A	-7%
Calendar year	24%	34%	N/A	54%
Expense ratio (2)(4)	15%	16%	N/A	17%
Combined ratio (3)(4)	39%	50%	N/A	71%

(1) Loss ratio is defined as the ratio of losses and loss adjustment expenses to net premiums and maintenance fees earned.
(2) Expense ratio is defined as the ratio of other underwriting expenses and net change in deferred acquisition costs to net premiums and maintenance fees earned
(3) Combined ratio is the sum of the loss ratio and the expense ratio. (4) Ratios for the 2007 actual results reflect the results of operations for API from April 1, 2007 (the date of acquisition).

	Year ended December 31,
	2007	2007	2006	2006
	Actual	Proforma	Actual	Proforma
Balance Sheet Data:
Cash and cash equivalents and investments	$223,193	$223,193	$25,299	$170,335
Premiums and maintenance fees receivable	15,946	15,946	-	16,493
Reinsurance recoverables	24,554	24,554	-	28,491
All other assets	19,105	19,105	10,977	23,886
Total Assets	282,798	282,798	36,276	239,205
Reserve for losses and loss adjustment expenses	101,606	101,606	-	110,089
Unearned premiums and maintenance fees	35,417	35,417	-	39,786
Manditorily redeemable preferred stock	8,554	8,554	-	9,179
All other liabilities	13,241	13,241	6,687	16,383
Total Liabilities	158,818	158,818	6,687	175,437
Minority interests	-	-	21	21
Total stockholders' equity	$123,980	$123,980	$29,568	$63,747

2007 Compared to 2006

Actual

Revenues increased $50,839,000 (151%) to $84,403,000 from $33,564,000 for the year ended December 31, 2007 compared to 2006. Our income from operations increased $27,900,000 (554%) to $32,939,000 from $5,039,000 for year ended December 31, 2007 compared to 2006. Our net income increased $20,079,000 (629%) to $23,273,000 from $3,194,000 for the year ended December 31, 2007 compared 2006. Lastly, our diluted net income per share increased $3.00 (275%) to $4.09 from $1.09 for the year ended December 31, 2007 compared to 2006.

Pro forma

Pro forma revenues increased $3,592,000 (4%) to $98,721,000 from $95,129,000 for the year ended December 31, 2007 compared to 2006. Our income from operations increased $8,388,000 (30%) to $36,558,000 from $28,170,000 for year ended December 31, 2007 compared to 2006. Our net income increased $5,162,000 (28%) to $23,436,000 from $18,274,000 for the year ended December 31, 2007 compared 2006. Diluted net income per share increased $0.40 (11%) to $4.12 from $3.72 for the year ended December 31, 2007 compared to 2006.

The explanations for these changes are described below.

Gross premiums and maintenance fees written

Actual

Gross premiums and maintenance fees written increased to $50,120,000 from $0 for year ended December 31, 2007 as compared to 2006 as a result of the acquisition of API on April 1, 2007.

Pro forma

On a pro forma basis, gross premiums and maintenance fees written decreased $9,247,000 (12%) to $65,586,000, from $74,833,000 for the year ended December 31, 2007 compared to the same period in 2006. While API increased in the number of policyholders to 4,930 at December 31, 2007 from 4,712 at December 31, 2006, gross premiums and maintenance fees written decreased due to rate decreases which averaged 14% for the year ended December 31, 2007. As a result of increased marketing efforts, we continue to experience growth in the number of policyholders; however, this growth has slowed in 2007 as compared to 2006 as a result of pricing and competitive pressures.

Premiums Ceded

Actual

Premiums ceded increased to $4,813,000 from $0 for the year ended December 31, 2007 as compared 2006 as a result of the acquisition of API on April 1, 2007.

Pro forma

On a pro forma basis, premiums ceded expenses decreased $7,115,000 to $2,406,000 from ($4,709,000) for the year ending December 31, 2007 as compared to the same period in 2006. The reinsurance contracts beginning in 2002 through 2007 are variable premium treaties that have various minimum and maximum rates. The actual premium rate will depend upon the ultimate losses ceded to the reinsurer under the related treaty. We, supported periodically by outside consulting actuarial reviews, continually monitor the development of claims subject to reinsurance and adjusts premiums ceded for estimated profit sharing provisions based on claims development in the reinsurance layers. The pro forma decrease in premiums ceded of $7,115,000 is primarily the result of lower estimated ceding rates due to lower estimated loss and loss adjustment expenses for prior treaty years 2002 through 2006. This prior year favorable development in the reinsurance layer resulted in us recognizing $10,888,000 primarily as a reduction to ceded premiums for the twelve months ended December 31, 2007.  During 2006 we lowered the estimated ceding rates for prior treaty years 2002 through 2005, which caused us to recognize $7,743,000 in positive development as a reduction in ceded premium. Additionally, ceded premiums decreased year over year due to the Company retaining 20% of any claim in excess of $250,000 on individual claims and $350,000 on multiple insured claims for the 2007 reinsurance treaty. We retained 10% of any excess on the 2006 treaty. We are retaining this additional risk in the reinsurance layer based on decreases in claims since the passage of tort reform legislation in 2003. In addition, ceded premiums are lower for the current period due to lower earned premiums in 2007 as compared to 2006.

Net Premiums and Maintenance Fees Earned

Actual

Net premiums and maintenance fees earned increased to $56,039,000 from $0 for year ended December 31, 2007 as compared to 2006 as a result of the acquisition of API on April 1, 2007.

Pro forma

On a pro forma basis, net premiums and maintenance fees earned increased by $1,491,000 (2%) to $72,350,000 from $70,859,000 for the year ended December 31, 2007 as compared to the same period in 2006. While written premiums and maintenance fees were down $9,247,000 year over year primarily due to rate decreases, the aforementioned favorable development for the prior years’ reinsurance treaties contributed to the increase in net earned amounts.

Investment Income

Actual

Investment income, net of investment expenses increased by $7,778,000 (850%) to $8,693,000 from $915,000 for the year ended December 31, 2007 as compared to 2006 as a result of a substantial increase in invested assets resulting from the acquisition of API on April 1, 2007 and from capital received from our common stock offering in June 2007.

Pro forma

On a pro forma basis, investment income, net of investment expenses, increased by $2,900,000 (38%) to $10,505,000 from $7,605,000 for the year ended December 31, 2007 as compared to the same period for 2006. On a pro forma basis, cash and invested assets increased by $52,858,000 (31%) to $223,193,000 at December 31, 2007 from $170,335,000 at December 31, 2006 resulting in the increase in investment income. In addition, the increase in invested assets resulted primarily from the use of proceeds of our common stock offering as well as from positive net cash flow from operating activities.

Realized Capital Gains (Loss)

Actual

Realized capital losses were $5,256,000 for the year ended December 31, 2007 as compared to a  gain of $155,000 for the year ended December 31, 2006 primarily as a result of “other than temporary” impairment losses incurred during 2007 on Alt-A collateralized mortgage-backed securities and our investment in Financial Industries Corporation.

Of our entire invested assets, including unrestricted cash, agency-backed mortgage obligations, with underlying collateral consisting of GNMA, FHLMC, or FNMA loans comprise 42% of our portfolio; non-agency collateralized mortgage obligations comprise 17% of our portfolio; 27% is comprised of U.S. Treasury, government agency bonds and notes, municipal tax exempt bonds and corporate bonds and the remaining 14% is cash, equities and other invested assets. The majority of the non-agency CMO’s in our portfolio have underlying mortgages categorized as “Prime” quality loans, and none of our CMO’s have underlying mortgages classified as “Subprime.” However, within our portfolio at December 31, 2007 there were ten CMO securities classified as “Alternative-A” or “Alt-A.” These Alt-A securities are generally considered to have underlying mortgages with underwriting characteristics that are stronger than “Subprime” mortgages but less stringent than “Prime” mortgages. All of our Alt-A securities are investment grade, currently rated either AAA, AA or A.

Beginning with the three months ended September 30, 2007, we saw a significant and rapid decline in the market value of our Alt-A securities, particularly those with an A rating. In evaluating this decline, we considered the deepening national housing crisis and its potential effects on the underlying collateral and concluded that the decreases in value of our A rated Alt-A securities should be considered to be “other than temporary” as defined in Statements of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The amount of the pretax charge to earnings associated with this adjustment for the three months ended December 31, 2007 and September 30, 2007, are $1,426,000 and $3,140,000, respectively. For the year ended December 31, 2007 the total pretax charge to earnings is $4,566,000 lowering our total book value in Alt-A securities to $11,206,000 as of December 31, 2007. While we have the ability to hold all of our Alt-A securities indefinitely, we continue to closely monitor and evaluate these securities and their underlying collateral. In November 2007, we sold one of the AA rated Alt-A securities with a book value of approximately $1,100,000 and recorded a modest loss. In January 2008, we sold two AAA rated Alt-A securities with a book value of approximately $2,100,000.  We recognized a modest gain on the sale of these securities.  We will continue to consider opportunities to reduce our position in Alt-A securities if we determine that it prudently reduces our exposure to further declines that may be considered “other than temporary.”

Additionally, for the year ended December 31, 2007 there were $693,000 in impairment charges resulting from our investment in Financial Industries Corporation (“FIC”) as compared to $19,000 for the year ended December 31, 2006, having previously resolved that declines in FIC’s stock price will be considered to be “other than temporary”.

Pro forma

On a pro forma basis, realized capital losses were $5,130,000 for the year ended December 31, 2007 versus a gain of $161,000 for the year ended December 31, 2006. The increase in losses for the current year is primarily due to other than temporary impairment charges of $4,566,000 in the last two quarters of 2007, resulting from fair market value declines in our investment in Alt-A collateralized mortgage-backed securities. In addition, we incurred realized losses on our investment in FIC. Both of these realized investment losses are discussed above under actual results.

Management Services Revenue

Actual

Prior to the acquisition of API, the historical results of operations of our Insurance Services segment were determined by the management fees we received from API pursuant to a management agreement and the expenses incurred in managing API’s operations. In conjunction with the merger with API on April 1, 2007, our management agreement was terminated as of March 31, 2007 and as such is no longer included in our consolidated results of operations. Management Services revenue decreased by $11,752,000 to $3,803,000 from $15,555,000 for the year ended December 31, 2007 compared to 2006. As a result of our acquisition of API, we recorded management fee revenue including the contingent management fee only through the quarter ended March 31, 2007. However, comparable periods for the three months and year ended December 31, 2006 include management fee revenue on an annual basis.

Financial Services Revenues

Actual

Our Financial Services revenue increased $4,206,000 (25%) to $21,056,000 from $16,850,000 for the year ended December 31, 2007 compared to 2006.  The increases in 2007 was primarily the result of higher commission revenues earned at APS Financial, the broker/dealer, which derives most of its revenue from transactions in the fixed income market, in both investment and non-investment grade securities. Commission revenues increased $4,665,000 (42%) in the year ended December 31, 2007 compared to 2006. Revenue from our trading in distressed corporate and distressed mortgage securities increased in 2007 as a result of trading opportunities brought about by the downturn in the U.S. economy as well as by the well publicized problems in the residential loan market.  Some investors in this asset class liquidated positions, while others viewed the current market conditions as an opportunity to invest at distressed price levels Also contributing to our increased revenues was the continued growth of transactions in bank debt and trade claims which increased $381,000 (14%) to $3,045,000 from $2,664,000 for the year ended December 31, 2007 compared to 2006. Partially offsetting these increases was a decrease in our revenues earned from investment banking activities, which fell $468,000 (16%) to $2,506,000 from $2,974,000 in the year ended December 31, 2007 compared to 2006. The primary reason for this decline is the fact that the head of the investment banking division left the firm in June 2007 and a new department head was not hired by year end.

Loss and Loss Adjustment Expenses

Actual

As a result of the acquisition of API on April 1, 2007, loss and loss adjustment expenses increased to $13,695,000 from $0 for the year ended December 31, 2007 compared to 2006.

Pro forma

On a pro forma basis, loss and loss adjustment expenses for the year ended December 31, 2007 decreased by $12,909,000 (34%) to $24,659,000 from $37,568,000 for the year ended December 31, 2006. The decrease of $12,909,000 on a pro forma basis is the result of a lower accident year loss and loss adjustment expense and higher favorable development on prior year losses in 2007 as compared to 2006. For the year ended December 31, 2007, current accident year loss and loss adjustment expenses totaled $40,682,000 based on 402 claims reported and prior year losses developed favorably $16,023,000 as a result of reductions in our estimates of claims severity, principally the 2002 through 2006 report years. For the year ended December 31, 2006, current accident year loss and loss adjustment expenses were $42,344,000 based on 507 claims reported and there was $5,001,000 favorable development on prior years. The positive effects of 2003 tort reform in Texas on average claim severity has resulted in continued favorable development of reserves and improved claim development patterns. API has favorably settled a number of post-tort reform claims from the 2004 and 2005 report years at below the reserved amounts.  However, even though reported claims have decreased by 103 claims year over year, we continue to accrue our current accident year losses conservatively based on increases in policyholder count from 4,712 as of December 31, 2006 to 4,930 as of December 31, 2007.

We continually review and update the data underlying the estimation of the loss and loss adjustment expense reserves and make adjustments that we believe the emerging data warrant. Any adjustments to reserves that are considered necessary are reflected in the results of operations in the period the estimates are changed. As of December 31, 2007, we continue to reserve at the upper end of the reserve range.

Other Underwriting Expenses and Net Change in Deferred Acquisition Costs

Actual

Other underwriting expenses increased to $8,320,000 from $0 for the year ended December 31, 2007 compared to 2006 as a result of the acquisition of API on April 1, 2007.

Pro forma

On a pro forma basis, other underwriting expenses decreased by $124,000 (1%) to $11,635,000 from $11,759,000 for the year ended December 31, 2007 as compared to the same period in 2006. Other underwriting expenses consist primarily of commissions to agents, premium taxes and other general underwriting expenses related to managing our Insurance Services segment. The pro forma decrease of $124,000 is mainly attributable to compensation expenses of $1,200,000 incurred with the acquisition of API offset by lower commissions of $296,000 due to lower written premiums in 2007 and lower legal, auditing fees and other expenses of $801,000 for merger related expenses that primarily occurred during 2006. On a pro forma basis, the net change in deferred acquisition costs, which is comprised of the change in deferred and amortized commissions paid to agents on new and renewal business and deferred and amortized premium taxes, increased for year ended December 31, 2007 by $70,000 to $31,000 from $(39,000) for the comparable period in 2006 due to the amortization of prior deferred expenses exceeding new costs capitalized.

Management Service Expenses

Actual

Prior to the acquisition of API, the historical results of operations of our Insurance Services segment were determined by the management fees we received from API pursuant to a management agreement and the expenses incurred in managing API’s operations.  In conjunction with the merger with API on April 1, 2007, our management agreement was terminated as of March 31, 2007 and as such is no longer included in our consolidated results of operations. Thus, as a result of the merger, insurance management services expenses decreased by $7,439,000 (66%) to $3,823,000 from $11,262,000 for the year ended December 31, 2007 compared to 2006. Insurance services expenses were recorded only through the quarter ended March 31, 2007. However, comparable periods for the three months and year ended December 31, 2006 include insurance services expenses on an annual basis.

Financial Services Expenses

Actual

Our Financial Services expenses increased $3,873,000 (26%) to $19,030,000 from $15,157,000 for the year ended December 31, 2007 compared to 2006. The primary reason for the current year increase is a $3,007,000 (32%) increase in commission expense in 2007 compared to 2006 resulting from the increase of commissions paid on non-investment grade bond and trade claim transactions mentioned above. In addition, incentive compensation costs increased $257,000 (25%) in 2007 as a result of increased profits in the current year compared to 2006. Legal and professional expenses were higher by $494,000 (126%) for 2007 due to costs incurred for litigation concerning certain transactions and for expenses to further our efforts to become compliant with the Sarbanes-Oxley Act of 2002. Lastly, a claim was settled in 2007 in the amount of $135,000 resulting from a disputed trade claim transaction.

General and Administrative Expenses

Actual

General and administrative expenses increased $3,353,000 (159%) to $5,459,000 from $2,106,000 for the year ended December 31, 2007 compared to 2006. The increase in general and administrative expenses in the current year includes higher salaries of $389,000 or 55% resulting from our hiring a new Chief Operating Officer and new administrative assistant in April of 2007 in addition to adding a new Treasurer position in November; higher incentive compensation of $1,075,000 or 175%, a formula-driven expense that is higher in 2007 due to the large increase in net earnings resulting primarily from the acquisition of API in April 2007 and from record earnings at our Financial Services segment; higher board fees of $416,000 or 198% resulting from deferred compensation awarded as a result of the successful merger as well as due to a greater number of directors and a greater number of board meetings necessitated by the merger with API and the common stock secondary offering; higher legal and professional fees of $401,000 or 214% resulting primarily from internal control expenditures to further our efforts to assess our internal controls consistent with the Sarbanes-Oxley Act of 2002; and higher interest of $429,000 resulting from interest and preferred stock dividends due to our preferred share holders.  In addition, there was a decrease in a gain on the sale of assets of $446,000, or 99% in 2007 compared to 2006. These gains were treated as a reduction of rent expense in 2006 and represented the recognition of a deferred gain related to the November 2001 sale and subsequent leaseback of real estate. The monthly recognition of deferred revenue from this sale ended in September 2006 and totaled $422,000 in that year.

Impairment of Goodwill

Goodwill was originally recorded upon the repurchase of an interest in APS Insurance Services from a minority holder in 2003. Goodwill was determined to exist based on earnings expected to be generated from the management agreement with API. With our purchase of API and termination of the management agreement, we determined that the original circumstances creating the goodwill no longer existed and that the entire $1,247,000 balance was impaired. The goodwill was written off in the quarter ended June 30, 2007.

Minority Interest

The 3% minority interest in Asset Management, a subsidiary within our Financial Services segment, owned by key individuals within Asset Management, was repurchased by APS Investment Services in the third quarter of 2007 for a nominal amount.

Extraordinary Gain

Our extraordinary gain represents the excess of the assets received over the costs to acquire all of the issued and outstanding stock of API. The business combination is being accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based on fair values at April 1, 2007, the date of acquisition. The total purchase price was approximately $45,167,000 and consisted of 1,982,499 shares of the Company’s common stock, valued at a per share price of $17.635, or $34,961,000 in aggregate, $35,000 in cash paid in lieu of fractional shares of common stock, 10,197.95 shares of preferred stock valued at $9,179,000, plus costs to complete the acquisition of $992,000. The net fair value of the assets acquired and the liabilities assumed was $47,431,000. The resulting excess of assets received over costs to acquire was recorded as an extraordinary gain in accordance with SFAS No. 141, “Accounting for Business Combinations.”

Selected Condensed Consolidated Historical

Operating Data of American Physicians Service Group, Inc.

	Year ended December 31,
	2006	2005
	Actual	Actual
Income Statement Data:
Investment income, net of investment expenses	$915	$587
Realized capital gains (losses) - net	155	3,103
Management services	15,555	15,514
Financial services	16,850	18,325
Other revenue	89	122
Total revenues	33,564	37,651
Management services expenses	11,262	10,262
Financial services expenses	15,157	16,273
General and administrative expenses	2,106	2,603
Total expenses	28,525	29,138
Income from operations	5,039	8,513
Income tax expense	1,839	3,039
Minority Interests	6	14
Net income	$3,194	$5,460

Diluted weighted average shares outstanding	2,933	2,931
Earnings per common share	$1.09	$1.86

2006 Compared to 2005

Revenues decreased $4,087,000 (11%) to $33,564,000 from $37,651,000 for the year ended December 31, 2006 compared to the year ended December 31, 2005. Our income from operations decreased $3,474,000 (41%) to $5,039,000 from $8,513,000 for the year ended December 31, 2006 compared to the comparable prior year period. Our net income decreased $2,266,000 (42%) to $3,194,000 from $5,460,000 for the 2006 year as compared to the 2005 year. Diluted net income per share decreased $0.77 (41%) to $1.09 for the year ended December 31, 2006 from $1.86 for the year ended December 31, 2005.

Investment Income

Investment income, net of investment expenses increased by $328,000 (56%) to $915,000 from $587,000 for the year ended December 31, 2006 as compared to 2005 as a result of a larger balance of interest-bearing fixed income securities earning a higher rate of interest in 2006 compared to 2005. At December 31, 2006 there was a balance in investment securities held of $16.7 million compared to a balance of $13.2 million held at December 31, 2005.

Realized Capital Gains (Loss)

Realized capital gains decreased by $2,948,000 (95%) to $155,000 from $3,103,000 for the year ended December 31, 2006 as compared to 2005 primarily due to the sale of a much larger number of available-for-sale equity securities in 2005 compared to sales in 2006. Sales of these securities are down in 2006 as a result of fewer shares held by us and a decline in their market price.

Management Services Revenue

Total Management Services revenues from our Insurance Services segment increased $41,000 (0%) to $15,555,000 from $15,514,000 for the year ended December 31, 2006 compared to 2005. The current year increase in revenues is mainly attributable to higher pass through commissions which increased by $270,000 (6%) to $4,646,000 from $4,376,000 in 2006 as commission rates and premiums written through agents for new business at API remained higher in 2006. Third party agents were paid higher effective commission rates as a result of their writing more new business and in order to increase market share. Commissions paid to third party independent agents increased by an equivalent amount, resulting in no impact on net income. Partially offsetting this increase was a decrease in management fee revenue of $67,000 (1%) to $8,971,000 from $9,038,000, the result of lower earned premiums and maintenance fees before reinsurance at API of $1,499,000 (2%) to $75,568,000 for the year ended December 31, 2006 from $77,067,000 for the year ended December 31, 2005, due to rate decreases implemented in the latter part of 2005. This resulted in lower gross premiums and maintenance fees written of $4,468,000 (6%) to $74,833,000 for the year ended December 31, 2006 from $79,301,000 for the year ended December 31, 2005. While planned rate decreases lowered written premiums, policyholder retention remained strong at greater than 90% for API. In addition, risk management fees decreased $95,000 (47%) to $109,000 from $204,000 for the year ended December 31, 2006 compared to 2005 as a result of fewer renewals requiring these services and the discontinuation of a high-risk management program at the end of 2005.

Financial Services Revenues

Financial Services revenues decreased $1,475,000 (8%) to $16,850,000 from $18,325,000 in 2006 compared to 2005. This decrease was primarily due to lower revenue derived from commissions earned at our broker-dealer, APS Financial. Commission income, mostly generated from transactions in the investment grade and non-investment grade fixed-income market, was down $5,420,000 (33%) to $10,990,000 from $16,410,000 in 2006 compared to 2005. Going into 2006, the Federal Reserve had raised short-term rates 17 times for a total of 425 basis points since mid 2004, and then held rates steady throughout 2006. The resulting flat to inverted yield curve, in conjunction with lack of volatility throughout the year, resulted in generally less customer activity and trading volumes in investment grade bonds. As a result of these depressed trading conditions, APS Financial shut down its Houston branch office in the third quarter of 2006 and consolidated its trading and sales activities in its Austin office. Regarding its non-investment grade trading, APS Financial has also realized lower trading volumes in the high yield market, due to narrow interest rate spreads. The narrow spreads resulted from a corporate market experiencing historically low default rates and lower volatility. Offsetting somewhat the lower level of securities trading revenues were revenues earned from our investment banking and distressed debt/trade claim trading operations, which contributed an aggregate increase of $3,763,000 (201%) to $5,638,000 from $1,875,000 in 2006 compared to 2005.

Other Revenue

Other revenue decreased $33,000 (27%) from $122,000 in 2005 compared to $89,000 in 2006.  The decline in 2006 was primarily the result of lower contractual payments received from a former affiliate.

Management Service Expenses

Management service expenses from our Insurance Services segment increased $1,000,000 (10%) to $11,262,000 from $10,262,000 for the year ended December 31, 2006 compared to 2005. Payroll expense increased $291,000 (9%) to $3,448,000 from $3,157,000 in 2006 compared to 2005 due in part to merit increases, the addition of new managerial positions, additional staff positions for business development and physician services departments and expensing stock options as required by SFAS No. 123(R). Options expense totaled $144,000 in 2006, the first year that we expensed stock options. Professional fees increased $165,000 (65%) to $419,000 from $254,000 in 2006 compared to 2005 due primarily to consulting costs incurred in the analysis of new policy and claims software. Pass through commissions expense increased $270,000 (6%) in 2006 compared to 2005 due to the above-mentioned increase in commissions paid to third party independent agents. Lastly, advertising expense increased $65,000 (72%) to $155,000 from $90,000 in 2006 compared to 2005 due to consulting costs associated with increased marketing efforts.

Financial Services Expenses

Financial Services expenses decreased $1,116,000 (7%) to $15,157,000 from $16,273,000 in 2006 compared to 2005. Reflecting the above-mentioned lower commission revenue, commission expense, which includes commissions from secondary market trading, as well as placement fees for investment banking and referral fees for bank debt trading, were down $1,512,000 (14%) to $9,391,000 from $10,903,000 in 2006 compared to 2005. Partially offsetting this decrease in 2006 expenses was an increase in payroll which was up $195,000 (11%) to $2,013,000 from $1,818,000 in 2006 due largely to the hiring of additional personnel in the investment banking and bank debt trading areas as the firm continued to ramp up these business efforts. Also adding to the payroll variance was an increase in performance-related forgivable loans granted to a high-producing broker and which are expensed upon his continued employment with us. In addition, options expense totaled $44,000 in 2006, the first year that we expensed stock options.

General and Administrative Expenses

Our general and administrative expenses decreased $497,000 (19%) to $2,106,000 from $2,603,000 in 2006 compared to 2005. The current year decrease is primarily due to lower incentive compensation expense. Incentive compensation, a formula driven expense calculated in part on net earnings, decreased $442,000 (42%) to $613,000 from $1,055,000 due to much lower investment gains in 2006 compared to 2005. In addition, salaries expense was $84,000 (11%) lower to $708,000 from $792,000 in 2006 as a result of a severance payment in 2005 to a former employee, Duane Boyd, who has since been retained as a tax consultant. Legal and professional fees declined in 2006 by $128,000 (46%) to $153,000 from $281,000 as costs associated with internal controls disclosures and procedures under SOX 404, compliance was minimal in 2006 compared to 2005 when we were ramping up our compliance efforts. With the uncertainty as to what, if any, relief was to be granted to non-accelerated filers like us, we slowed our expenditures in an attempt to control SOX 404 compliance costs. In particular, we did not retain the outside SOX 404 consultants we employed during 2005 and have concentrated instead on internal compliance efforts. Partially offsetting these decreases was stock option expense of $45,000 in 2006, the first year that such expenses were charged.

Minority Interest

Minority interest represents a 3% interest in Asset Management, a subsidiary within our Financial Services segment, owned by key individuals within Asset Management. The $8,000 decrease in 2006 compared to 2005 is the result of an adjustment in 2005 to reflect our re-acquiring ownership from a former 2% owner.

Liquidity and Capital Resources and Financial Condition

The primary sources of our liquidity for the year ended December 31, 2007, are funds provided by insurance premiums collected, net investment income, recoveries from reinsurers, proceeds from the maturity and sale of invested assets, and payments received on our mortgage-backed securities as well as revenue from our Financial Services segment. In addition, a large non-recurring source of funds in 2007 resulted from our secondary common stock offering of 2,315,000 common shares. The primary uses of cash are losses and loss adjustment expenses from insurance claims, operating expenses, the acquisition of invested assets and fixed assets, reinsurance premiums, Financial Services expenses, software purchases, common stock buybacks, shareholder dividends and federal income taxes.

Cash Flows. Our total cash and cash equivalents balance at December 31, 2007, was $18,391,000, an increase of $14,149,000 (334%) in the current year as cash provided by operating and financing activities more than offset net cash used in investing activities. Our cash flows provided from operating activities totaled $8,075,000 for the current year on the strength of net income before extraordinary gains of $21,009,000. Our Insurance Services segment generated the bulk of the cash received from operating activities, the result of increased premium and maintenance fee receipts and decreased claims payouts. Cash provided by financing activities contributed $32,417,000 for the year ended December 31, 2007 as a result of cash received from our secondary offering of common stock totaling approximately $30,227,000 as well as cash received from an over-allotment sale of an additional 315,000 shares which contributed another $4,846,000. Partially offsetting this was a dividend paid to our common stock shareholders ($1,416,000) and a partial redemption payment to our preferred stockholders ($1,018,000). Our cash flows used in investing activities totaled $26,343,000 in 2007 primarily as a result of purchases of available-for-sale fixed income securities in excess of proceeds from their sale. Partially offsetting this use of cash from investing activities was cash totaling $9,910,000 received as part of the assets acquired from our acquisition of API. For details of the amounts described above, refer to the Condensed Consolidated Statements of Cash Flows of this Form 10-K.

Historically, we have maintained a strong working capital position and, as a result, we have been able to satisfy our operational and capital expenditure requirements with cash generated from our operating and investing activities. These same sources of funds have also allowed us to pursue investment and expansion opportunities consistent with our growth plans. Although there can be no assurance our operating activities will provide positive cash flow for the remainder of 2007, we are optimistic that our working capital requirements will be met for the foreseeable future for the following reasons: (1) our current cash position is very strong, with a balance of approximately $18,000,000; (2) a large portion of our approximate $205,000,000 investment portfolio is in short-term, highly liquid bonds and other fixed income securities, and (3) we have a $3,000,000 line of credit that is described below.

Line of Credit. We have a $3,000,000 line of credit that was originally established in November 2003 with PlainsCapital Bank. The line of credit calls for interest payments only to be made on any amount drawn until April 15, 2008, when the entire amount of the line of credit, principal and interest then remaining unpaid, becomes due and payable. There have never been any advances taken against this line of credit. We are in compliance with the covenants of the loan agreement, including requirements for a minimum of $5,000,000 of unencumbered liquidity and a minimum 2 to 1 net worth ratio.

Letters of Credit. We assumed reinsurance liabilities on medical professional liability policies written by another insurance company in the state of Texas. In the course of assuming this business, we have established a letter of credit for the benefit of this insurance company in the amount of $800,000 and pledged assets in the amount of $840,000 to secure the letter of credit as of December 31, 2007.  See Note 9 to the Consolidated Financial Statements included herein.

Capital Expenditures. In April 2007 we entered into a contract with a vendor to provide us with, and assist in the implementation of an integrated policy and claims administration system. The total capitalized expenditures for the project is anticipated to be approximately $1,800,000. Our capital expenditures for all equipment including hardware and software costs were $1,132,000 for the year ended December 31, 2007 of which approximately $847,000 were related to this software implementation project.   We expect to incur additional capitalized expenditures of $953,000 for the remainder of this project, which are expected to be funded from cash on hand over the next 12 months.

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

Restrictions on Dividends by API. In addition to restrictions on dividends and distributions applicable to all Texas stock insurance companies, for so long as any Series A redeemable preferred stock is outstanding, the Texas Department of Insurance prohibits API from paying dividends to us in any calendar year unless and until we have complied with our redemption and dividend payment obligations to the holders of our Series A redeemable preferred stock for that year. Our agreement with the Texas Department of Insurance also provides that, until all of the Series A redeemable preferred stock has been fully redeemed and all dividends have paid, API will not make aggregate annual dividends to us with respect to API’s common stock in excess of the lesser of 10% of API’s prior year-end policyholder statutory surplus or API’s prior year statutory net income, and in no event may such distributions exceed API’s statutory earned surplus. By way of illustration, if this common stock dividend restriction had been in place in 2005 and 2006 possible dividends paid by API to us for those years would have been limited to $2,979,000 and $4,555,000, respectively. For 2007, the common stock dividend restriction is $7,717,000.  Accordingly our subsidiaries may not be able to pay funds to us and, even if paid such funds may not be sufficient to enable us to meet our obligations.

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

At December 31, 2007, API had investments with a fair market value of $1,381,000 on deposit with state insurance departments to satisfy regulatory requirements and these securities are included in fixed maturities, available for sale.

There are no participation agreements or purchase commitments as of December 31, 2007 Our primary liability is the reserves for losses and loss adjustment expenses which are estimates of the ultimate expected payouts on existing reported and estimated unreported claims. These reserves totaled $101,606,000 at December 31, 2007. Our reserves for unpaid losses and loss adjustment expenses are an estimate of future cash flows necessary to fulfill insurance obligations based on insured events that have already occurred, but the amount and timing of the cash flow is uncertain. As a result of the acquisition of API on April 1, 2007, we issued Series A manditorily redeemable preferred stock. The holders of our Series A redeemable preferred stock are entitled to cumulative dividends thereon at the rate of three percent per annum payable on the remaining redemption value per share, in priority to the payments of dividends on our common shares. Holders of Series A redeemable preferred stock have no preemptive rights and have the same voting rights as the holders of our common stock. The preferred shares are non-certificated and mandatorily redeemable. They must be redeemed ratably at not less than $1,000,000 per year, with all remaining outstanding shares being redeemed by December 31, 2016.

The following is a summary of our contractual obligations as of December 31, 2007:

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	2008	2009	2010	2011	2012	> 2012
Reserve for loss and loss adjustment expenses	$101,606	$48,484	$27,918	$11,428	$5,344	$3,056	$5,376
Redeemable preferred stock (including dividends)	9,179	1,296	1,265	1,234	1,203	1,173	4,384
Operating leases	3,209	1,164	745	638	662	-	-

Margin Loans

We extend credit to our customers, which is financed through our clearing organization, Southwest Securities, Inc. or Southwest, to help facilitate customer securities transactions. This credit, which earns interest income, is known as “margin lending.” In margin transactions, the client pays a portion of the purchase price of securities, and we make a loan (financed by our clearing organization) to the client for the balance, collateralized by the securities purchased or by other securities owned by the client.

In permitting clients to purchase on margin, we are subject to the risk of a market decline, which could reduce the value of our collateral below the client’s indebtedness. Agreements with margin account clients permit our clearing organization to liquidate our clients’ securities with or without prior notice in the event of an insufficient amount of margin collateral. Despite those agreements, our clearing organization may be unable to liquidate clients’ securities for various reasons including the fact that the pledged securities may not be actively traded, there is an undue concentration of certain securities pledged or a trading halt is issued with regard to pledged securities. If the value of the collateral were insufficient to repay the margin loan, a loss would occur, which we may be required to fund. As of December 31, 2007, the total of all customer securities pledges on balances held in margin accounts was approximately $1.7 million while the total value of the securities within these margin accounts was approximately $7.6 million. We are also exposed to risks should Southwest be unable to fulfill its obligations for securities transactions.

Other Significant Balance Sheet Items

We maintain a portion of our investment portfolio in short-term securities and cash to meet short-term operating liquidity requirements, including the payment of losses and loss expenses. We also invest a substantial part of our cash flow from operations principally in bonds/fixed income securities. We plan to continue our emphasis on fixed income securities investments.

Cash and cash equivalents and invested assets totaled $223,193,000 and $25,299,000 at December 31, 2007 and December 31, 2006, respectively. Cash and cash equivalents and invested assets represent 79% and 70% of our total assets for the same respective periods. We believe that all of our short-term and fixed-maturity securities are readily marketable and have scheduled maturities in line with projected cash needs.

Shareholders’ equity has increased from $29,568,000 at December 31, 2006 to $123,980,000 at December 31, 2007.

Effects of Inflation

The primary effect of inflation on the Company is considered in pricing and estimating reserves for unpaid losses and loss adjustment expense for claims in which there is a long period between reporting and settlement, such as medical malpractice claims. The actual effect of inflation on our results cannot be accurately known until claims are ultimately settled. Based on actual results to date, we believe that loss and loss adjustment expense reserve levels and our rate making process adequately incorporate the effects of inflation.

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS No. 133 and 140. SFAS No. 155 becomes effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Management does not expect the adoption of this standard to have a material effect on the Company’s financial position, results of operations or cash flows. The adoption of SFAS No. 155 did not have a material effect on our financial position, results of operations or cash flows.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN No. 48 is effective in the first quarter of fiscal 2007. The adoption of FIN No. 48 did not have a material effect on our financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS No. 157, “Accounting for Fair Value Measurements”, effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FSP FAS 157-2 which would delay the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. This Statement defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. We are currently evaluating the impact, if any, the adoption of this standard will have on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure certain financial assets and liabilities at fair value which are otherwise measured on a different basis in existing literature. Additional disclosures are required. It is effective for the Company, if elected, as of January 1, 2008. Early adoption is permitted with several constraints. We are currently evaluating the impact, if any, the adoption of this standard would have on our financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We will adopt the Statement on its effective date. The adoption is not expected to have a significant effect on our financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards, or SFAS No. 141 (Revised December 2007) “Business Combinations” (SFAS 141R). SFAS 141R replaces FASB Statement No. 141, “Business Combinations” but retains the fundamental requirement in SFAS 141 that the acquisition method (referred to as the purchase method in SFAS 141) of accounting be used for all business combinations. SFAS 141R provides new and additional guidance with respect to business combinations including: defining the acquirer in a transaction, the valuation of assets and liabilities when noncontrolling interests exist, the treatment of contingent consideration, the treatment of costs incurred to effect the acquisition, the treatment of reorganization costs, and the valuation of assets and liabilities when the purchase price is below the net fair value of assets acquired. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We will adopt the Statement on its effective date.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of December 31, 2007 or 2006.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

We are principally exposed to three types of market risk related to our investment operations, including credit risk, interest rate risk, and equity price risk. The term market risk refers to the risk of a loss arising from adverse changes in market rates and prices such as interest rates, credit risk, equity prices and foreign currency exchange rates.

We invest our assets primarily in fixed-maturity securities, which as of December 31, 2007 and December 31, 2006 comprised approximately 86% and 66% of total investments, including unrestricted cash balances, at market value. As of December 31, 2007 and December 31, 2006, the fair value of investments in fixed maturity securities was $191,609,000 and $16,636,000. The significant increase in fixed-income maturities is the result of the acquisition of API on April 1, 2007.

The fixed-income maturities consist predominately of investment grade U.S. government agency and non-agency collateralized mortgage obligations and U.S. government agency mortgage-backed bonds for the purpose of generating ample cash flow to meet claim funding requirements while maintaining a reasonable investment yield.

We have exposure to credit risk primarily as a holder of fixed-income securities. We control this exposure by emphasizing investment grade quality in the fixed-income securities we purchase. At December 31, 2007 and at December 31, 2006, substantially all of our fixed-income portfolio consisted of investment grade securities. We believe that this concentration of investment grade securities limits our exposure to credit risk on our fixed-income investments.

Of our entire invested assets, including unrestricted cash, agency-backed mortgage obligations, with underlying collateral consisting of GNMA, FHLMC, or FNMA loans comprise 42% of our portfolio; non-agency collateralized mortgage obligations comprise 17% of our portfolio; 27% is comprised of U.S. Treasury, government agency bonds and notes, municipal tax exempt bonds and corporate bonds and the remaining 14% is cash, equities and other invested assets. The majority of the non-agency CMO’s in our portfolio have underlying mortgages categorized as “Prime” quality loans, and none of our CMO’s have underlying mortgages classified as “Subprime.” However, within our portfolio there are ten CMO securities classified as “Alternative-A” or “Alt-A.” These Alt-A securities are generally considered to have underlying mortgages with underwriting characteristics that are stronger than “Subprime” mortgages but less stringent than “Prime” mortgages. All of our Alt-A securities are investment grade, currently rated either AAA, AA or A and have underlying mortgages with fixed interest rates.

Beginning with the three months ended September 30, 2007, we saw a significant and rapid decline in the market value of our Alt-A securities, particularly those with an A rating. In evaluating this decline, we considered the deepening national housing crisis and its potential effects on the underlying collateral and concluded that the decreases in value of our A rated Alt-A securities should be considered to be “other than temporary” as defined in Statements of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The amount of the pretax charge to earnings associated with this adjustment for the three months ended December 31, 2007 and September 30, 2007, are $1,426,000 and $3,140,000, respectively. For the year ended December 31, 2007 the total pretax charge to earnings is $4,566,000 lowering our total book value in Alt-A securities to $11,206,000 as of December 31, 2007. While we have the ability to hold all of our Alt-A securities indefinitely, we will continue to closely monitor these securities and their underlying collateral. In November 2007, we sold one of the AA rated Alt-A securities with a book value of approximately $1,100,000 and recorded a modest loss. In January 2008, we sold two AAA rated Alt-A securities with a book value of approximately $2,100,000.  We recognized a modest gain on the sale of these securities.  We will continue to consider opportunities to reduce our position in Alt-A securities if we determine that it prudently reduces our exposure to further declines that may be considered “other than temporary.”

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

Equity securities comprised approximately 5% and 17% of total investments, including unrestricted cash, at market value as of December 31, 2007 and December 31, 2006, respectively. As of December 31, 2007 and December 31, 2006, the fair value of investments in equity securities was $11,406,000 and $4,403,000, respectively.

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

There were no impairment charges resulting from our investment in Financial Industries Corporation (“FIC”) for the three months ended December 31, 2007, having previously resolved that declines in FIC’s stock price will be considered to be “other than temporary.”  On January 15, 2008, FIC announced that it has entered into an agreement and plan of merger pursuant to which Americo Life, Inc. will acquire FIC. Under the terms of the agreement, FIC shareholders will receive $7.25 per share in cash. The total transaction is valued at $74.7 million.  The merger is subject to customary closing conditions, including shareholder and regulatory approvals, and is currently scheduled to close in the second quarter of 2008. However, there can be no assurance that the transaction will be consummated on these or any other terms. Our policy in regards to our investment in FIC is that we will record pretax charges to earnings should the common stock price on the last day of each interim or annual period fall below the adjusted cost basis of our investment in FIC. For the year ended December 31, 2007, the total amount of the impairment was $693,000. For the year ended December 31, 2006 and December 31, 2005, total impairment charges recorded related to our investment in FIC was $19,000 and $136,000, respectively. As a consequence of these write-downs, our basis in this stock has declined to $5.80 per share which is slightly above the fair market value of FIC common stock of $5.70 per share at December 31, 2007. We will continue to monitor and evaluate the situation at FIC including the pending merger.

The remainder of the investment portfolio consists of cash and highly liquid short-term investments.

As mentioned above, our invested assets are subject to interest rate risk and equity price risk. The following table presents the effect as of December 31, 2007 on current estimated fair values of the fixed-maturity securities available-for-sale and equity securities assuming a 100-basis point (1%) increase in market interest rates and a 10% decline in equity prices.

	Carrying Value	Estimated Fair Value at Current Market Rates/Prices	Estimated Fair Value at Adjusted Market Rates/Prices (1)
		(in thousands)
Interest rate risk:
Fixed-maturities; available for sale	$191,609	$191,609	$180,425
Equity price risk:
Equity securities	11,406	11,406	10,265

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

Item 8.  Financial Statements and Supplementary Data.

The financial statements and supplementary data of American Physicians Insurance Exchange required to be included in this Item 8 are set forth on the pages indicated in Item 15 of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with accountants on accounting and financial disclosure matters.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure material information required to be disclosed in the Company’s reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, the Company recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2007.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a -15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007 under the framework in Internal Control -Integrated Framework.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Shareholders

American Physicians Service Group, Inc.

Austin, Texas

We have audited American Physicians Service Group, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Physicians Service Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, American Physicians Service Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of American Physicians Service Group, Inc. as of December 31, 2007 and December 31, 2006 and the related consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2007, and our report dated March 11, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Houston, Texas

March 11, 2008

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

There is no information required to be disclosed in a report on Form 8-K, which has not been reported.

PART III

Certain information required by Part III is omitted from this Form 10-K because we will file a definitive Proxy Statement pursuant to Regulation 14A, or Proxy Statement, not later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information to be included therein is incorporated herein by reference.

Item 10.  Directors, Executive Officers and Corporate Governance of Registrant

The information required by this Item is incorporated by reference to the Proxy Statement under the heading “Board Committees; Corporate Governance”.

Item 11.  Executive Compensation

The information required by this Item is incorporated by reference to the Proxy Statement under the heading “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required by this Item is incorporated by reference to the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.  Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the Proxy Statement under the heading “Certain Relationships and Related Transactions.”

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the Proxy Statement under the heading “Designation of Auditors.”

PART IV

Item 15.  Exhibits and Financial Statement Schedules

2.1

Merger Agreement and Plan of Merger, dated June 5, 2006, among American Physicians Service Group, Inc., APSG ACQCO, Inc., and American Physicians Insurance Exchange, as amended. (8)

3.1

Restated Articles of Incorporation of American Physicians Service Group, Inc., as amended. (2)

3.2

Amended and Restated Bylaws of American Physicians Service Group, Inc. adopted September 7, 2007. (12)

4.1

Specimen of Common Stock Certificate of American Physicians Service Group, Inc. (13)

4.2

Rights Agreement, dated as of August 15, 1999, between American Physicians Service Group, Inc. and American Stock Transfer & Trust Company, which includes the form of Statement of Resolutions setting forth the terms of the Junior Participating Preferred Stock, Series A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C. (4)

4.3

Certificate of Designations of American Physicians Service Group, Inc. Series A Redeemable Preferred Shares. (14)

10.1

Profit Sharing Plan and Trust, effective December 1, 1984, of American Physicians Service Group, Inc. (1)

10.2*

 American Physicians Service Group, Inc. Affiliated Group Deferred Compensation Master Plan, amended.  (14)

10.3*

2005 Incentive and Non-Qualified Stock Option Plan of American Physicians Service Group, Inc., as amended.  (7)

10.4*

Amendment to 2005 Incentive and Non-Qualified Stock Option Plan of American Physicians Service Group, Inc. (12)

10.5*

Form of Stock Option Agreement (Non-Qualified). (12)

10.6*

1995 Incentive and Non-Qualified Stock Option Plan of American Physicians Service Group, Inc. (3)

10.7*

First Amendment to 1995 Incentive and Non-Qualified Stock Option Plan of American Physicians Service Group, Inc. dated December 10, 1997. (4)

10.8*

Amendment to 1995 Incentive and Non-Qualified Stock Option Plan. (5)

10.9

Order by Texas Department of Insurance dated January 26, 2007 approving the conversion from a reciprocal exchange to a stock insurance company and merger agreement. (10)

10.10

Order by Texas Department of Insurance dated April 2, 2007 approving the Articles of Incorporation of American Physicians Insurance Company. (10)

10.11

Managing General Agency Agreement dated April 1, 2007 between American Physicians Service Group, Inc. and American Physicians Insurance Agency. (10)

10.12

Advisory Services Agreement dated April 1, 2007 between API Advisory, LLC and American Physicians Service Group, Inc. (10)

10.13

Revolving Promissory Note dated April 15, 2007 between American Physicians Service Group, Inc. and PlainsCapital Bank. (11)

10.14

Commercial Loan Agreement dated April 15, 2007 between American Physicians Service Group, Inc. and PlainsCapital Bank. (14)

10.15

Stock Purchase Agreement dated October 1, 2003 between American Physicians Service Group, Inc. and FPIC Insurance Group, Inc. (6)

10.16*

Executive Employment Agreement between American Physicians Service Group, Inc. and Kenneth S. Shifrin.  (14)

10.17*

Executive Employment Agreement between American Physicians Service Group, Inc. and Timothy L. LaFrey. (9)

10.18*

Executive Employment Agreement between American Physicians Service Group, Inc. and Marc J. Zimmermann. (14)

10.19*

Consulting Agreement between APS Investment Services, Inc. and William A. Searles. (5)

10.20*

Executive Employment Agreement between American Physicians Service Group, Inc. and William H. Hayes. (14)

10.21*

Executive Employment Agreement between American Physicians Service Group, Inc. and Maury L. Magids. (14)

14.1

Code of Ethics for American Physicians Service Group, Inc. (14)

21.1

List of subsidiaries of American Physicians Service Group, Inc. (10)

23.1

Independent Registered Public Accountants Consent of BDO Seidman, LLP. (14)

31.1

Section 302 Certification of Chief Executive Officer. (14)

31.2

Section 302 Certification of Chief Financial Officer. (14)

32.1

Section 906 Certification of Chief Executive Officer. (14)

32.2

Section 906 Certification of Chief Financial Officer. (14)

_________________________________________________

(*)

Denotes Executive Compensation plans and arrangements.

(1)

Filed as an Exhibit to the Annual Report on Form 10-K of the Company for the year ended December 31, 1984 and incorporated herein by reference.

(2)

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

(7)

 Filed as an Exhibit to the Current Report on Form 8-K of the Company dated June 17, 2005.

(8)

Filed as an Exhibit to the Current Report on Form 8-K of the Company dated August 25, 2006 and incorporated herein as reference.

(9)

 Filed as an Exhibit to the Current Report on Form 8-K of the Company dated March 26, 2007 and incorporated herein by reference.

(10)

 Filed as an Exhibit to the Registration Statement on Form S-1, Registration No. 333-143241, of the Company filed on May 24, 2007, and incorporated herein by reference.

(11)

 Filed as an Exhibit to the June 30, 2007 Quarterly Report on Form 10-Q filed on August 17, 2007 and incorporated herein by reference.

(12)

 Filed as an Exhibit to the September 30, 2007 Quarterly Report on Form 10-Q filed on November 6, 2007, and incorporated herein by reference.

(13)

 Filed as an Exhibit to the Annual Report on Form 10-K of the Company for the year ended December 31, 1986 and incorporated herein by reference.

(14)

 Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PHYSICIANS SERVICE GROUP, INC.

By:	/s/ Kenneth S. Shifrin
Kenneth S. Shifrin, Chairman of the Board and Chief Executive Officer

Date:	March 13, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Kenneth S. Shifrin	Chairman of the Board and Chief Executive Officer	March 13, 2008
Kenneth S. Shifrin	(Principal Executive Officer)

/s/ Timothy L. LaFrey	President and Chief Operating Officer, Director	March 13, 2008
Timothy L. LaFrey

/s/ Marc J. Zimmermann	Vice President – Finance, and Chief Financial Officer	March 13, 2008
Marc J. Zimmermann	(Principal Accounting Officer)

/s/ Thomas R. Solimine	Controller	March 13, 2008
Thomas R. Solimine

/s/ Norris C. Knight, Jr. M.D.	Director	March 13, 2008
Norris C. Knight, Jr. M.D.

/s/ Lew N. Little, Jr.	Director	March 13, 2008
Lew N. Little, Jr.

/s/ Jackie Majors	Director	March 13, 2008
Jackie Majors

/s/ William J. Peche, M.D.	Director	March 13, 2008
William J. Peche, M.D.

/s/ William A. Searles	Director	March 13, 2008
William A. Searles

/s/ Cheryl Williams	Director	March 13, 2008
Cheryl Williams

1.

Financial Statements of American Physicians Service Group, Inc.

2.

Financial Statement Schedules

Page

I	Summary of Investments - Other than Investments in Related Parties	S-1
II	Condensed Financial Information – Condensed Statement of Financial Position	S-2
II	Condensed Financial Information – Condensed Statement of Income	S-3
II	Condensed Financial Information – Condensed Statement of Cash Flows	S-4
III	Supplementary Insurance Information	S-5
IV	Reinsurance	S-6
V	Valuation of Qualifying Accounts – Not Applicable	-
VI	Supplemental Information Concerning Property-Casualty Insurance Operations	S-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

American Physicians Service Group, Inc.

Austin, Texas

We have audited the accompanying consolidated balance sheets of American Physicians Services Group, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Physicians Service Group, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for the each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (R), Share Based Payment.

BDO Seidman, LLP

Houston, Texas

March 11, 2008

AMERICAN PHYSICIANS SERVICE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)	December 31,	December 31,
	2007	2006
Assets

Investments:
Fixed maturities available for sale, at fair value	$191,609	$16,636
Equity securities available for sale, at fair value	11,406	4,403
Other invested assets	1,787	18
Total investments	204,802	21,057

Cash and cash equivalents	18,391	4,242
Cash - restricted	694	1,880
Accrued investment income	1,299	197
Premium and maintenance fees receivable	15,946	-
Reinsurance recoverables on paid and unpaid loss adjustment expenses	20,019	-
Other amounts receivable under reinsurance contracts	4,535	-
Deferred policy acquisition costs	2,514	-
Subrogation recoverables	423	-
Management fees receivable	-	2,736
Federal income tax receivable	1,957	-
Deferred tax assets	7,402	1,321
Goodwill	-	1,247
Property and equipment, net	350	276
Intangible assets	1,045	280
Other assets	3,421	3,040

Total assets	$282,798	$36,276

See accompanying notes to consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)	December 31,	December 31,
	2007	2006
Liabilities

Reserve for loss and loss adjustment expense	$101,606	$-
Unearned premiums and maintenance fees	35,417	-
Reinsurance premiums payable	407	-
Funds held under reinsurance treaties	4,651	-
Trade accounts payable	996	2,228
Accrued expenses and other liabilities	7,187	4,323
Federal income tax payable	-	136
Mandatorily redeemable preferred stock	8,554	-

Total liabilities	158,818	6,687

Minority interest	-	21
Commitments and contingencies

Shareholders' Equity

Preferred stock, $1.00 par value, 1,000,000 shares authorized, 9,179 and 0 issued and outstanding at December 31, 2007 and December 31, 2006
Common stock, $0.10 par value, 20,000,000 shares authorized, 7,213,626 and 2,817,746 issued and outstanding at December 31, 2007 and December 31, 2006	721	282
Additional paid-in capital	79,752	7,944
Accumulated other comprehensive income	545	231
Retained earnings	42,962	21,111

Total shareholders' equity	123,980	29,568

Total liabilities & shareholders' equity	$282,798	$36,276

See accompanying notes to consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

(in thousands, except per share data)
	2007	2006	2005
REVENUES

Gross premiums and maintenance fees written	$50,120	$-	$-
Premiums ceded	4,813	-	-
Change in unearned premiums & maintenance fees	1,106	-	-

Net premiums and maintenance fees earned	56,039	-	-

Investment income, net of investment expense	8,693	915	587
Realized capital gain (loss), net	(5,256)	155	3,103
Management service	3,803	15,555	15,514
Financial services	21,056	16,850	18,325
Other revenue	68	89	122

Total revenues	84,403	33,564	37,651

EXPENSES

Losses and loss adjustment expenses	13,695	-	-
Other underwriting expenses	8,320	-	-
Change in deferred policy acquisition costs	(110)	-	-
Management service expenses	3,823	11,262	10,262
Financial services expenses	19,030	15,157	16,273
General and administrative expenses	5,459	2,106	2,603
Impairment of goodwill	1,247	-	-

Total expenses	51,464	28,525	29,138

Income from operations	32,939	5,039	8,513

Income tax expense	11,929	1,839	3,039
Minority interests	1	6	14

Net income before extraordinary gain	21,009	3,194	5,460

Extraordinary gain, net of tax	2,264	-	-

Net income	$23,273	$3,194	$5,460

See accompanying notes to consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

(in thousands, except per share data)
	2007	2006	2005
Net income per common share

Basic:
Net income before extraordinary gain	$3.80	$1.15	$2.03

Extraordinary gain	0.41	-	-

Net income	$4.21	$1.15	$2.03

Diluted:
Net income before extraordinary gain	$3.69	$1.09	$1.86

Extraordinary gain	0.40	-	-

Net income	$4.09	$1.09	$1.86

Basic weighted average shares outstanding	5,532	2,774	2,688

Diluted weighted average shares outstanding	5,695	2,933	2,931

See accompanying notes to consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share amounts)

						Accumulated
			Additional			Other		Total
	Common	Common	Paid-In	Retained	Comprehensive	Comprehensive	Treasury	Shareholders'
	Shares	Stock	Capital	Earnings	Income	Income	Stock	Equity
Balance December 31, 2004	2,646,646	$265	$7,919	$13,948	$-	$2,081	$-	$24,213

Comprehensive income:
Net income	-	-	-	5,460	5,460	-	-	5,460
Other comprehensive income, net of tax:
Unrealized loss on securities, (net of reclassification adjustment (Note 7))	-	-	-	-	(1,593)	(1,593)	-	(1,593)
Comprehensive income:	-	-	-	-	$3,867	-	-	-
Stock options expensed	-	-	-	-		-	-	-
Stock options exercised	251,000	25	1,011	-		-	-	1,036
Tax benefit from exercise of stock options	-	-	708	-		-	-	708
Dividend paid (per share - $0.25)	-	-	-	(671)		-	-	(671)
Treasury stock purchases	-	-	-	-		-	(1,715)	(1,715)
Cancelled treasury stock	(139,107)	(14)	(1,701)	-		-	1,715	-
Forgiveness of Uncommon Care debt	-	-	(40)	-		-	-	(40)
Common stock awarded	25,581	2	307	-		-	-	309
Balance December 31, 2005	2,784,120	$278	$8,204	$18,737		$488	$-	$27,707

Comprehensive income:
Net income	-	-	-	3,194	3,194	-	-	3,194
Other comprehensive income, net of tax:
Unrealized loss on securities, (net of reclassification adjustment (Note 7))	-	-	-	-	(257)	(257)	-	(257)
Comprehensive income:	-	-	-	-	$2,937	-	-	-
Stock options expensed	-	-	226	-		-	-	226
Stock options exercised	179,500	18	968	-		-	-	986
Tax benefit from exercise of stock options	-	-	604	-		-	-	604
Dividend paid (per share - $0.30)	-	-	-	(820)		-	-	(820)
Treasury stock purchases	-	-	-	-		-	(2,388)	(2,388)
Cancelled treasury stock	(167,482)	(16)	(2,372)	-		-	2,388	-
Common stock awarded	21,608	2	314	-		-	-	316
Balance December 31, 2006	2,817,746	$282	$7,944	$21,111		$231	$-	$29,568

 See accompanying notes to consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(continued)

(In thousands, except share amounts)

						Accumulated
			Additional			Other		Total
	Common	Common	Paid-In	Retained	Comprehensive	Comprehensive	Treasury	Shareholders'
	Shares	Stock	Capital	Earnings	Income	Income	Stock	Equity
Balance December 31, 2006	2,817,746	$282	$7,944	$21,111	$-	$231	$-	$29,568

Comprehensive income:
Net income	-	-	-	23,273	23,273	-	-	23,273
Other comprehensive income, net of tax:
Unrealized gain on securities, (net of reclassification adjustment (Note 7))	-	-	-	-	314	314	-	314
Comprehensive income:					$23,587
Stock options expensed	-	-	1,279	-		-	-	1,279
Stock options exercised-proceeds	85,350	7	551	-		-	-	558
Stock options exercised- exchanged	25,000	3	105	-		-	-	108
Tax benefit from exercise of stock options	-	-	496	-		-	-	496
Treasury stock purchases	-	-	-	-		-	(1,378)	(1,378)
Cancelled treasury stock- purchased	(63,580)	(6)	(1,264)	-		-	1,270	-
Cancelled treasury stock- exchanged	(12,000)	(1)	(107)	-		-	108	-
Stock issued-Public Offering, net of offering costs	2,315,000	231	34,842	-		-	-	35,073
Stock issued-Merger	1,982,499	198	34,763	-		-	-	34,961
Dividend paid (per share - $0.30)	-	-	-	(1,416)		-	-	(1,416)
Buyback minority interest	-	-	-	(6)		-	-	(6)
Common stock awarded	63,611	7	1,143	-		-	-	1,150
Balance December 31, 2007	7,213,626	$721	$79,752	$42,962		$545	$-	$123,980

See accompanying notes to consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net Income	$23,273	$3,194	$5,460
Adjustments to reconcile net income to cash provided by operating activities:
Amortization and accretion of investments	(873)	(94)	(67)
Depreciation and amortization	696	421	362
Extraordinary gain	(2,264)	-	-
Impairment of goodwill	1,247	-	-
Realized gains (losses) on investments	5,256	(155)	(3,103)
Change in deferred acquisition costs	(110)	-	-
Deferred compensation	-	-	-
Common stock awarded	1,150	316	309
Stock options expensed	1,279	226	-
Deferred income tax expense (benefit)	(1,754)	(99)	(446)
Other non-cash items	252	(445)	75
Changes in operating assets and liabilities, net of business acquisition:
Restricted cash	1,186	(1,431)	-
Premium receivables, net	(1,299)	-	-
Other amounts receivable under reinsurance contracts	(3,163)	-	-
Reinsurance recoverables on unpaid and paid loss expenses	9,666	-	-
Funds held under reinsurance treaties	(6,461)	-	-
Reserve for losses and loss adjustment expenses	(14,622)	-	-
Unearned premiums and maintenance fees	(1,099)	-	-
Other receivables and assets	1,654	775	(1,276)
Federal income tax payable	(4,716)	65	(28)
Accrued expenses & other liabilities	(1,223)	(126)	307
Net cash provided by operating activities	8,075	2,647	1,593

Cash flows from investing activities:
Capital expenditures	(1,132)	(166)	(307)
Proceeds from the sale of available-for-sale equity and fixed income securities	42,086	11,669	8,503
Purchase of available-for-sale equity securities	(77,308)	(14,563)	(11,688)
Funds loaned to others	-	-	(289)
Cash received from API acquisition	9,910	-	-
Collection of notes receivable and other	101	42	96
Net cash used in investing activities	(26,343)	(3,018)	(3,685)

Cash flows from financing activities:
Secondary stock offering and over-allotment	35,073	-	-
Exercise of stock options	558	986	1,036
Excess tax benefits from stock-based compensation	496	604	-
Repurchases of common stock	(1,270)	(2,388)	(1,715)
Preferred stock redemption	(1,018)	-	-
Minority interest buyback	(6)	-	-
Dividend paid	(1,416)	(820)	(671)
Net cash provided by (used in) financing activities	32,417	(1,618)	(1,350)

Net change in cash and cash equivalents	14,149	(1,989)	(3,442)

Cash and cash equivalents at beginning of period	4,242	6,231	9,673
Cash and cash equivalents at end of period	$18,391	$4,242	$6,231

Supplemental information:
Cash paid for taxes, net of refunds	$15,145	$1,168	$2,606
Cash paid for interest	40	19	10

See accompanying notes to consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

NATURE OF OPERATIONS

American Physicians Service Group, Inc., through its wholly-owned subsidiaries, provides (1) insurance services, specifically medical professional liability insurance and (2) financial services, including brokerage and investment services to individuals and institutions.

We provide medical professional liability insurance primarily in Texas, where our insurance subsidiary, American Physicians Insurance Company, (“API”) has written business for over 30 years. API is authorized to do business in the States of Texas, Arkansas and Oklahoma and specializes in writing medical professional liability insurance for physicians and other healthcare providers. API became authorized to do business in Oklahoma during the quarter ended September 30, 2007. API currently insures approximately 4,950 physicians, dentists, and other healthcare providers, the vast majority of which are in Texas. Approximately 99% of API’s premiums are written through purchasing groups, which in Texas currently subjects us to less stringent state regulation of premium rates and policy forms. Historically, we operated as the attorney-in-fact manager for API since 1975. In April 2007, we acquired API, thus combining our insurance management experience with an insurance underwriting entity to allow for the increased possibility for expansion into new markets and continued growth in existing markets.

We also provide investment and investment advisory services to institutions and individuals throughout the United States through the following subsidiaries:

•

APS Financial. APS Financial is a FINRA licensed broker/dealer that provides brokerage and investment services primarily to institutional and high net worth individual clients. APS Financial also provides portfolio accounting, analysis and other services to insurance companies, banks and public funds. We recognize commission revenue, and the related compensation expense, on a trade date basis.

•

APS Capital. APS Capital is dedicated to the trading, clearing and settlement of trades involving syndicated bank loans, trade claims and distressed private loan portfolios. We seek to develop business with clients who trade in the high-yield bond market. We recognize commission revenue, and the related compensation expense, when the transaction is complete and fully funded.

•

APS Asset Management. APS Asset Management, a registered investment adviser under the Investment Advisers Act of 1940, manages fixed income and equity assets for institutional and individual clients on a fee basis. We recognize fee revenues monthly based on the amount of funds under management.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Reclassification. There have been significant changes in the type of information reported and the presentation format as a result of the acquisition of API effective April 1, 2007 since we effectively became an insurance company for presentation purposes as a result of the transaction and such changes are disclosed in the notes hereto.

Prior year financial and operating data has been reclassified to reflect the format of the financial statements after the acquisition of API.

Principles of Consolidation.  The consolidated financial statements include our accounts and the accounts of our subsidiary companies that are more than 50% owned by us. Investments in affiliated companies and other entities, in which our investment is less than 50% of the common shares outstanding and where we exert significant influence over operating and financial policies, are accounted for using the equity method. Investments in other entities in which our investment is less than 20%, and in which we do not have the ability to exercise significant influence over operating and financial policies, are accounted for using the cost method. In the event that we retain sufficient risk of loss in a disposed subsidiary to preclude us from recognizing the transaction as a divestiture, we would continue to consolidate the subsidiary as an entity in which we have a variable interest under the guidance of Financial Accounting Standards Board Interpretation No. 46 Revised, Consolidation of Variable Interest Entities, or FIN 46R.

All significant intercompany transactions and balances have been eliminated from the accompanying consolidated financial statements.

Management’s Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

On an on-going basis, we evaluate our estimates, including our most significant estimates related to: reserve for losses and loss adjustment expenses; death, disability and retirement reserves; reinsurance premiums recoverable/payable; premiums ceded; deferred policy acquisition costs, impairment of assets including the fair value of investments; bad debts; income taxes; and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Although considerable judgment is inherent in these estimates, management believes that the current estimates are reasonable in all material respects. The estimates are reviewed regularly and adjusted, as necessary. Adjustments related to changes in estimates are reflected in the Company’s results of operations, or other comprehensive income, in the period in which those estimates are changed.

Cash and Cash Equivalents, Cash and cash equivalents include cash and highly liquid investments with a maturity date at purchase of 90 days or less. We deposit our cash and cash equivalents with high credit quality institutions. Periodically such balances may exceed applicable FDIC insurance limits. Management has assessed the financial condition of these institutions and believes the possibility of credit loss is minimal.

Accounts Receivable and Allowance for Doubtful Accounts. Our Insurance Services segment offers various payment plans for policies with an annual term. Premiums and maintenance fees receivable totaled $15,946,000 at December 31, 2007, due for premium installments. Receivable balances consist of written premiums and maintenance fees from physicians and other healthcare providers in the states of Texas, Arkansas and Oklahoma. Payment plans are designed so that credit risk associated with these receivables is generally offset by the liability for unearned premiums. API did not record any allowance for doubtful accounts at December 31, 2007.

Our Financial Services segment records an allowance for doubtful accounts based on specifically identified amounts that we believe to be uncollectible. Management analyzes historical collection trends and changes in its customers’ payment patterns, customer concentration and credit worthiness when evaluating its allowance for doubtful accounts. If our actual collections experience changes, revisions to our allowance may be required. We have a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customers’ credit standing or rating could have a material affect on our results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Investments. Our policy is to account for investments as available-for-sale securities which requires that we assess fluctuations in fair value and determine whether these fluctuations are temporary or “other than temporary” as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”).

Fair values for fixed income and equity securities are based on quoted market prices, where available. For fixed income and equity securities not actively traded, fair values are estimated using values obtained from independent pricing services.

Valuations of securities obtained from independent pricing services are reviewed for accuracy based upon the specifics of the security, including class, maturity, credit rating, durations, collateral, and comparable markets for similar securities. We may adjust the valuation of securities from these independent pricing services when we believe their pricing does not fairly represent the market value of the investment. For example, this may occur in the valuations provided by independent services in their pricing of certain mortgage-backed securities, which is based on matrix pricing.   The pricing of these securities can be influenced by specific  characteristics such as deal structure, default rates; demographic and geographic characteristics of the loans; support levels, loan to value ratios, and other various specific factors underlying these investments.  In order to reflect the fair market value for these securities, we will adjust the market valuation based on prices from dealers involved in these types of securities and the judgment of the securities professionals in our asset management company.

In accordance with SFAS No. 115, we evaluate our investment securities on at least a quarterly basis for declines in market value below cost for the purpose of determining whether these declines represent other than temporary declines. A decline in the fair value of a security below cost judged to be other than temporary is recognized as a loss in the current period and its fair value becomes the new cost basis of the security. The following factors are considered in determining whether an investment decline is “other than temporary”:

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

Investment income includes amortization of premium and accrual of discount on the yield-to-maturity method for our available-for-sale investments acquired at other than par value. Amortization for loan-backed, or mortgage-backed, securities is adjusted prospectively for changes in pre-payment speed assumptions.

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

Property and Equipment. Property and equipment is stated at cost net of accumulated depreciation and amortization. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the respective assets (3 to 5 years). Leasehold improvements are amortized using the straight-line method over the life of the lease or their expected useful life, whichever is shorter.

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

Revenue Recognition. Historically, our Insurance Services segment recognized revenues in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in the Financial Statements. Prior to April 1, 2007, our Insurance Services revenues were historically related to management fees based on the earned premiums of API and included a profit sharing component related to API’s annual earnings. Management fees equaled 13.5% of API’s earned premiums before payment of reinsurance premiums plus profit sharing equal to 50% of API’s pre-tax earnings up to a maximum of 3% of earned premiums before payment of reinsurance premiums. Management fees were recorded, based upon the terms of the management agreement, in the period the related premiums are earned by API. API recognizes premiums as earned ratably over the terms of the related policy. The profit sharing component was historically recognized in the fourth quarter when it was certain API would have an annual profit. In 2007, however, since the management contract ended March 31, 2007, we recognized the full quarter’s profit during the quarter ended March 31, 2007, based on our ability to fully determine the profit sharing base.

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

Reinsurance Premiums Ceded. Our policy is to account for our reinsurance contracts under the provisions defined in SFAS No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts” (“SFAS 113”). Under our primary medical professional liability reinsurance contract, certain premiums are ceded to other insurance companies. The reinsurance contract provides coverage for losses in excess of API’s retention of $250,000 on individual claims and beginning in 2002, $350,000 on multiple insured claims related to a single occurrence. The 2006 reinsurance contract provides for these same terms with API retaining 10% of the risk above the aforementioned $250,000 and $350,000 retention levels. The 2007 reinsurance contract provides for the same terms with API retaining 20% of the risk above the $250,000 and $350,000 retention levels. The reinsurance contracts for 2002 through 2007 contain variable premium ceding rates based on loss experience and thus, a portion of policyholder premium ceded to the reinsurers is calculated on a retrospective basis. The variable premium contracts are subject to a minimum and a maximum premium range to be paid to the reinsurers, depending on the extent of losses actually paid by the reinsurers. A provisional premium is paid during the initial policy year. The actual percentage rate ultimately ceded under these contracts will depend upon the development of ultimate losses ceded to the reinsurers under their retrospective treaties.

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

Reinsurance contracts do not relieve API from its obligations to policyholders. We continually monitor our reinsurers to minimize our exposure to significant losses from reinsurer insolvencies. Any amount found to be uncollectible is written off in the period in which the uncollectible amount is identified. As of December 31, 2007, all of our reinsurance contracts were with companies in strong financial condition, and management believes there is not a need to establish an allowance for uncollectible reinsurance recoverable. We have not experienced any material problems collecting from our reinsurers.

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

At December 31, 2007, we have two stock-based compensation plans, which are described more fully in Note 16 and Note 17. Prior to January 1, 2006, we accounted for these plans under the recognition and measurement principles of APB No. 25, under which stock-based employee compensation cost was not reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  In accordance with SFAS No. 123, as amended by SFAS No. 148, we provided footnote disclosure of the pro forma stock-based compensation cost, net loss and net loss per share as if the fair-value based method of expense recognition and measurement prescribed by SFAS No. 123 had been applied to all employee options.

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

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which we adopted on January 1, 2007. FIN 48 clarifies the accounting for income tax uncertainties. The company has developed and implemented a process based on the guidelines of FIN 48 to ensure that uncertain tax positions are identified, analyzed and properly reported in the company’s financial statements in accordance with SFAS 109. Based on all known facts and circumstances and current tax law, we believe that the total amount of unrecognized tax benefits as of January 1, and December 31, 2007, is not material to our results of operations, financial condition or cash flows. We also believe that the total amount of unrecognized tax benefits as of January 1, and December 31, 2007, if recognized, would not have a material effect on our effective tax rate. We further believe that there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

Segment Reporting. Our segments are distinct by type of service provided. Our Insurance Services segment provides medical professional liability insurance for physicians and other healthcare providers in the states of Texas, Arkansas and Oklahoma through our wholly-owned subsidiary, API. Our Financial Services segment includes brokerage and asset management services to individuals and institutions throughout the United States. We provide these services through three of our wholly-owned subsidiaries. APS Financial is a FINRA licensed broker/dealer that provides brokerage and investment services primarily to institutional and high net worth individual clients. APS Financial also provides portfolio accounting, analysis and other services to insurance companies and banks. APS Capital is dedicated to the trading, clearing and settlement of trades involving syndicated bank loans, trade claims and distressed private loan portfolios. We seek to develop business with clients who trade in the high-yield bond market. APS Asset Management, a registered investment adviser under the Investment Advisers Act of 1940, manages fixed income and equity assets for institutional and individual clients on a fee basis. All other represents the parent company and derives its income primarily from investment income and dividends paid by the other segments.

Credit Risk. We have exposure to credit risk primarily as a holder of fixed-income securities. We control this exposure by emphasizing investment grade quality in the fixed-income securities we purchase. At December 31, 2007 and at December 31, 2006, substantially all of our fixed-income portfolio consisted of investment grade securities. We believe that this concentration of investment grade securities limits our exposure to credit risk on our fixed-income investments.

Concentration Risk. Our insurance subsidiary has a concentration of risk on both a geographic and agent directed business basis. Our insurance business is concentrated in Texas, in which we generated approximately 99% of premiums written by API. Accordingly, unfavorable economic, regulatory and demographic conditions in Texas would negatively impact our business. We focus exclusively on medical professional liability insurance. In the event there is meaningful change in the existing legislation and claims environment, our financial condition and results of operations could be adversely affected.

In addition, we market and sell our insurance products through a group of approximately 31 active independent, non-exclusive insurance agents. For the year ended December 31, 2007, approximately 46% of our gross premiums written were produced by one agency. This agency also serves as our primary reinsurance broker. We do not have exclusive arrangements with our agents, and either party can terminate the relationship at any time. These agents are not obligated to promote our products and may also sell our competitors’ products. We must offer medical professional liability insurance products and services that meet the requirements of these agents and their customers. We must also provide competitive commissions to these agents.

Fair Value of Financial Instruments. Our financial instruments consist of cash, short-term investments, fixed maturities, equity securities, and a structured annuity. The carrying amount for cash, short-term investments, fixed maturity securities and equity securities approximate their fair value. The fair value of investments in fixed maturities and equity investments are estimated based on bid prices published in financial newspapers or bid quotations received from security dealers. The fair value of the structured annuity is based upon the present value of the future payments discounted at current market rates for annuities.

Recent Accounting Standards

In February 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statement Nos. 133 and 140. SFAS No. 155 becomes effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The adoption of SFAS No. 155 did not have a material effect on our financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS No. 157, “Accounting for Fair Value Measurements”, effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FSP FAS 157-2 which would delay the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. We are currently evaluating the impact, if any, the adoption of this standard will have on our financial position, results of operations or cash flows.

In February, 2007 the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 159, “Accounting for the Fair Value Option for Financial Assets and Financial Liabilities” an amendment of FASB Statement No. 115. SFAS No. 159 is effective as of the the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We do not expect the adoption of this standard to have a material effect on our financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 amends Accounting Research Bulletin (ARB) No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We will adopt the Statement on its effective date. The adoption is not expected to have a significant effect on our financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards, or SFAS No. 141 (Revised December 2007) “Business Combinations” (SFAS 141R). SFAS 141R replaces FASB Statement No. 141, “Business Combinations” but retains the fundamental requirement in SFAS 141 that the acquisition method (referred to as the purchase method in SFAS 141) of accounting be used for all business combinations. SFAS 141R provides new or additional guidance with respect to business combinations including: defining the acquirer in a transaction, the valuation of assets and liabilities when noncontrolling interests exist, the treatment of contingent consideration, the treatment of costs incurred to effect the acquisition, the treatment of reorganization costs, and the valuation of assets and liabilities when the purchase price is below the net fair value of assets acquired. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We will adopt the Statement on its effective date.

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

The fair values of the reserves for losses and loss adjustment expenses and related reinsurance recoverables (the net loss reserves) acquired in the API transaction were estimated as of the date of acquisition based on the present value of the expected underlying net cash flows, and includes a risk premium and a profit margin. In determining the fair value estimate, management discounted API’s historical undiscounted loss reserves, to present value assuming discounting patterns actuarially developed from the historical loss data of API. The discount rate used of 4.64% approximates the risk-free treasury rate on the acquisition date for maturities similar to the estimated duration of the reserves being valued. A risk premium was applied to the discounted net loss reserves to reflect management’s estimate of the cost API would incur to reinsure the full amount of its net loss reserves with a third-party reinsurer. This risk premium is based upon management’s assessment of the inherent uncertainty in reserving for net loss reserves and their knowledge of the reinsurance marketplace and was confirmed by a reinsurance intermediary. The calculation resulted in a fair value estimate which was not materially different than the historical loss reserves and therefore did not result in an adjustment to the historical reserve amount.

The total purchase price was $45,167,000 and consisted of 1,982,499 shares of our common stock, valued at a per share price of $17.635, or $34,961,000 in the aggregate, $35,000 in cash paid in lieu of fractional shares of common stock, 10,197.95 shares of preferred stock valued at $9,179,000, plus costs to complete the acquisition of $992,000. We are required to redeem at least $1 million of the preferred stock each calendar year beginning in 2007, until December 31, 2016, at which time all of the preferred stock must have been redeemed. The preferred stock has a cumulative dividend equal to 3% of the outstanding redemption value per year. On June 1, 2007 we made the first required payment, redeeming 10% of the preferred shares outstanding and paying the dividend. The following table displays the amount of the purchase price assigned to each major asset and liability of API at the acquisition date, April 1, 2007:

(in thousands)

ASSETS
Investments:
Fixed maturities available for sale	$145,354
Equity securities available for sale	6,851
Other invested assets	1,848
Total investments	154,053
Cash and cash equivalents	9,910
Accrued investment income	793
Premium and maintenance fees receivable	14,647
Other amounts receivable under reinsurance recoverables	1,373
Reinsurance recoverables on paid and unpaid loss adjustment expenses	29,685
Prepaid reinsurance premiums	311
Deferred policy acquisition costs	2,404
Deferred tax assets	4,630
Subrogation recoverables	505
Other assets	358
Total assets	$218,669

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Reserve for losses and loss adjustment expenses	$116,227
Unearned premiums and maintenance fees	36,516
Reinsurance premiums payable	253
Funds held under reinsurance treaties	11,112
Federal income tax payable	2,623
Other liabilities	4,507
Total liabilities	$171,238

Purchase price	$45,167
Excess of net assets received over cost to acquire (1)	2,264

Total	$218,669

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

The table below reflects the unaudited pro forma results of operations for the years ended December 31, 2007 and 2006 of the Company and API as if the acquisition had taken place on January 1 of 2007 and 2006, respectively, including estimated purchase accounting adjustments. The pro forma results should not be considered indicative of future results of operations.

AMERICAN PHYSICIANS SERVICE GROUP, INC.
PROFORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in thousands)	Year Ended December 31,
	2007	2006
REVENUES

Gross premiums and maintenance fees written	$65,586	$74,833
Premiums ceded	2,406	(4,709)
Change in unearned premiums & maintenance fees	4,358	735

Net premiums and maintenance fees earned	72,350	70,859

Investment income, net of investment expense	10,505	7,605
Realized capital gains (loss), net	(5,130)	161
Management service	179	320
Financial services	20,749	16,095
Other revenue	68	89

Total revenues	98,721	95,129

EXPENSES

Losses and loss adjustment expenses	24,659	37,568
Other underwriting expenses	11,635	11,759
Change in deferred policy acquisition costs	31	(39)
Management service expenses	-	-
Financial services expenses	19,030	15,157
General and administrative expenses	5,561	2,514
Impairment of goodwill	1,247	-

Total expenses	62,163	66,959

Income from operations	36,558	28,170

Income tax expense	13,121	9,890
Minority interests	1	6

Net income	$23,436	$18,274

4.

IMPAIRMENT OF GOODWILL

Goodwill was originally recorded based on the repurchase of an interest in one of our subsidiaries, APS Insurance Services, from the minority holder in 2003. Goodwill was determined to exist based on earnings expected to be generated from the management agreement, with API. In accordance with SFAS 142, “Goodwill and Other Intangibles”, with the purchase of API by us and termination of the management agreement, we determined that the original circumstances creating the goodwill no longer existed and that the entire $1,247,000 balance was impaired. The goodwill was written down during the three months ended June 30, 2007.

5.

INVESTMENTS

Available-For-Sale Fixed Maturities. Of the total $191,609,000 portfolio balance in available-for-sale fixed income maturities at December 31, 2007, all but $214,000 is considered investment grade securities. Our investment strategy is reviewed and approved by our board of directors. The primary goal of our investment strategy for our Insurance Services segment is to ensure that we have sufficient assets to meet our obligations to our policyholders, and our secondary goal is to provide investment income. The investment plan for our Insurance Services segment provides guidance on diversification, duration of the portfolio, sector allocation and specific restrictions, such as the size of investment in any one issue and limitations on the purchases of securities rated lower than investment grade by Moody’s, Standard and Poor’s or a comparable rating institution.

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

Our entire fixed-income portfolio consists of investment grade securities rated “A” or higher from any of Standard and Poor’s, Moody’s or Fitch with the exception of one bond with a fair market value of approximately $214,000. The following table reflects the composition of our fixed-income portfolio by security rating category of the issuer, as of December 31, 2007 (dollars in thousands). In cases where the rating agencies had a different rating assigned to a security, the classification in the table used the lower rating.

Rating Category	Fair Value	Percentage
AAA / Aaa	$174,220	91%
AA / Aa	8,379	4%
A / A	8,796	5%
Non-investment grade	214	0%
Total	$191,609	100%

Available-For-Sale Equity Securities.  Our equity portfolio consists of $11,406,000 in available-for-sale equity securities as of December 31, 2007. We account for equity securities as available for sale.  We utilize two outside investment managers to manage our insurance segment’s equity portfolio.

The amortized cost and estimated fair values of investments in fixed income and equity securities at December 31, 2007 and December 31, 2006 are as follows (in thousands):

	Cost or	Gross	Gross	Estimated
December 31, 2007	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturities:

U.S. treasury notes / bills	$11,873	$474	$-	$12,347
U.S. government agency mortgage-backed bonds	32,849	383	-	33,232
U.S. government agency collateralized mortgage obligations	60,077	715	66	60,726
Collateralized mortgage obligations	38,492	171	1,141	37,522
U.S. government agency bonds / notes	24,985	302	-	25,287
Government tax-exempt bonds	19,049	131	59	19,121
Corporate bonds	3,452	8	86	3,374
Total fixed maturities	190,777	2,184	1,352	191,609

Equity securities	11,398	693	685	11,406

Total fixed maturities and equity securities	$202,175	$2,877	$2,037	$203,015

	Cost or	Gross	Gross	Estimated
December 31, 2006	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturities:

U.S. treasury notes / bills	$1,999	$-	$5	$1,994
U.S. government agency collateralized mortgage obligations	180	10	-	190
U.S. government agency bonds / notes	13,755	1	14	13,742
Corporate bonds	682	28	-	710
Total fixed maturities	16,616	39	19	16,636

Equity securities	4,073	330	-	4,403

Total fixed maturities and equity securities	$20,689	$369	$19	$21,039

Of our entire invested assets, including cash, agency-backed mortgage obligations, with underlying collateral consisting of GNMA, FHLMC, or FNMA loans comprise 42% of our portfolio; non-agency collateralized mortgage obligations comprise 17% of our portfolio; and the remaining 27% is comprised of U.S. Treasury, government agency bonds and notes, municipal tax exempt bonds and  corporate bonds. The majority of the non-agency CMO’s in our portfolio have underlying mortgages categorized as “Prime” quality loans, and none of our CMO’s have underlying mortgages classified as “Subprime.” However, within our portfolio at December 31, 2007, there were ten CMO securities classified as “Alternative-A” or “Alt-A” with a book value of $11,206,000. These Alt-A securities are generally considered to have underlying mortgages with underwriting characteristics that are stronger than “Subprime” mortgages but less stringent than “Prime” mortgages. All of our Alt-A securities are investment grade, have underlying fixed rate mortgage collateral and as of December 31, 2007 are rated either AAA, AA or A.

Beginning with the three months ended September 30, 2007, we saw a significant and rapid decline in the market value of our Alt-A securities, particularly those with an A rating. In evaluating this decline, we considered the deepening national housing crisis and its potential effects on the underlying collateral and concluded that the decreases in value of our A rated Alt-A securities should be considered to be “other than temporary” as defined in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. The amount of the pretax charge to earnings associated with this adjustment for the three months ended December 31, 2007 was $1,426,000. For the year ended December 31, 2007 the total pretax charge to earnings was $4,566,000 lowering our total book value in Alt-A securities to $11,206,000 as of December 31, 2007.  While we have the ability to hold all of our Alt-A securities indefinitely, we continue to closely monitor and evaluate these securities and their underlying collateral.

During 2007, the Company recognized a $693,000 impairment of its investment in Financial Industries Corporation (“FIC”). On January 15, 2008, FIC announced that it had entered into an agreement and plan of merger pursuant to which Americo Life, Inc. will acquire FIC. Under the terms of the agreement, FIC shareholders will receive $7.25 per share in cash.  The total transaction is valued at $74.7 million.  The merger is subject to customary closing conditions, including shareholder and regulatory approvals, and is currently scheduled to close in the second quarter of 2008. However, there can be no assurance that the transaction will be consummated on these or any other terms. Our policy in regards to our investment in FIC has been that we will record pretax charges to earnings should the common stock price on the last day of each interim or annual period fall below the adjusted cost basis of our investment in FIC. However, as a result of this subsequent event, no impairment charges were taken in the fourth quarter of 2007.  For the year ended December 31, 2007, the total amount of the impairment was $693,000. For the year ended December 31, 2006 and December 31, 2005, total impairment charges recorded related to our investment in FIC was $19,000 and $136,000, respectively. As a consequence of these write-downs, our basis in this stock has declined to $5.80 per share which is slightly above the fair market value of FIC common stock of $5.70 per share at December 31, 2007. We will continue to monitor and evaluate the situation at FIC including the pending merger.

The following two tables reflect securities whose fair values were lower than the related cost basis at December 31, 2007 and December 31, 2006, respectively (in thousands). However, these declines in value were not deemed to be “other than temporary”. The tables show the fair value and the unrealized losses, aggregated by investment category and category of duration that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
December 31, 2007	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
U.S. government agency collateralized mortgage obligations	$5,673	$66	$-	$-	$5,673	$66
Collateralized mortgage obligations	13,264	1,141	-	-	13,264	1,141
Government tax-exempt bonds	7,742	59	-	-	7,742	59
Corporate bonds	1,601	86	-	-	1,601	86
Total fixed maturities	$28,280	$1,352	$-	$-	$28,280	$1,352

Equity securities	$5,262	$677	$129	$8	$5,391	$685
Total fixed maturities and equity securities	$33,542	$2,029	$129	$8	$33,671	$2,037

	Less than 12 Months		12 Months or More		Total
December 31, 2006	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
U.S. treasury notes / bills	$-	$-	$1,995	$5	$1,995	$5
U.S. government agency bonds / notes	9,954	10	496	4	10,450	14
Total fixed maturities	$9,954	$10	$2,491	$9	$12,445	$19

Equity securities	$332	$-	$-	$-	$332	$-
Total fixed maturities and equity securities	$10,286	$10	$2,491	$9	$12,777	$19

The unrealized losses on the fixed maturities and equities are primarily due to market fluctuations resulting from cyclical and other economic pressures and not due to changes in the credit worthiness of the issuer. All fixed maturities with an unrealized loss over 12 months or more are investment grade securities. As of December 31, 2007, we believe that these unrealized losses are temporary and that the fair value will recover to a level equal to or greater than the cost basis. In addition, as of December 31, 2007, we had the ability and intent to hold these investments until there is a recovery in fair value, which may be maturity for the applicable securities. In the future, information may come to light or circumstances may change that would cause us to record an other than temporary impairment or sell any of our fixed maturity or equity securities and incur a realized loss.

A summary of the amortized cost and fair market value of the Company’s investments in fixed maturities as of December 31, 2007, by contractual maturity, is as follows (in thousands):

	2007
	Cost or	Estimated
	Amortized	Fair
	Cost	Value
Fixed maturity securities:
Due one year or less	$-	$-
Due after one year through five years	23,319	23,602
Due after five years through ten years	22,215	22,630
Due after ten years	13,826	13,897

	$59,360	$60,129
Mortgage backed securities	131,417	131,480
Total	$190,777	$191,609

Gross realized gains and losses on fixed maturity and equity securities included in the statement of operations for the years ended December 31, 2007, 2006 and 2005 were as follows (in thousands):

	2007	2006	2005
Realized gains (losses)

Fixed maturities:
Gross realized gain	$34	$7	$75
Gross realized loss	(4,623)	(1)	(82)
Net realized gain (loss)	$(4,589)	6	(7)

Equities:
Gross realized gain	$350	$168	$3,245
Gross realized loss	(1,017)	(19)	(135)
Net realized gain (loss)	$(667)	$149	$3,110

Total net realized gain (loss)	$(5,256)	$155	$3,103

The major categories of the net investment income included in the statement of operations are summarized for the years ended December 31, 2007, 2006 and 2005, as follows (in thousands):

	2007	2006	2005
Investment income:
Fixed maturities	$7,850	$638	$359
Equity securities	132	23	23
Short-term investments and other	759	254	205
Finance charges on premiums receivable	95	-	-
Structured annuity	62	-	-

Total investment income	$8,898	$915	$587

Investment expense	205	-	-
Net investment income	$8,693	$915	$587

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

At December 31, 2007, investments with a fair market value of $1,381,000 were on deposit with state insurance departments to satisfy regulatory requirements and these securities are included in fixed maturities, available for sale.

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

7.

OTHER COMPREHENSIVE INCOME

Other comprehensive income (loss) shown in the statement of shareholder’s equity is comprised of net unrealized gains (losses) on securities available for sale, net of taxes. The components of other comprehensive income (loss) at December 31, 2007, 2006 and 2005 (in thousands) are as follows:

	2007	2006	2005
Unrealized holdings gains (losses) before taxes	$(234)	$(257)	$254
Tax (expense) benefit	78	87	(87)

Net gain (loss) after tax	(156)	(170)	167

Less reclassification adjustments for gains included in net income	(723)	132	2,667
Tax expense	253	(45)	(907)

Other comprehensive income (loss)—net of tax	$314	$(257)	$(1,593)

8.

RESERVE FOR LOSS AND LOSS ADJUSTMENT EXPENSE

The reserve for unpaid losses and loss adjustment expenses represents the estimated liability for unpaid claims reported to us, plus claims incurred but not reported (“IBNR”) and the related estimated loss adjustment expenses. The reserve for losses and loss adjustment expenses is determined based on our actual experience, available industry data and projections as to future claims frequency, severity, inflationary trends and settlement patterns.

We write medical malpractice insurance policies which have a lengthy period for reporting a claim (tail coverage) and a long process of litigating a claim through the courts and whose risk factors expose its reserves for loss and loss adjustment expenses to significant variability. These conditions subject API’s open reported claims and incurred but not reported claims to increases due to inflation, changes in legal proceedings and changes in the law. While the anticipated effects of inflation is implicitly considered when estimating reserves for loss and loss adjustment expenses, an increase in average severity of claims is caused by a number of factors. Future average severities are projected based on historical trends adjusted for changes in underwriting standards, policy provisions and general economic trends. Those anticipated trends are monitored based on actual experience and are modified as necessary to reflect any changes in the development of ultimate losses and loss adjustment expenses. These specific risks, combined with the variability that is inherent in any reserve estimate, could result in significant adverse deviation from our carried reserve amounts. Settlement of claims is subject to considerable uncertainty. Actual developments will likely vary, perhaps significantly, from the current estimated amounts reflected in the accompanying financial statements.  We believe the reserves for loss and loss adjustment expenses are reasonably stated as of December 31, 2007.

Activity in the reserves for losses and loss adjustment expenses since the date of acquisition of API on April 1, 2007 through December 31, 2007 is summarized as follows (in thousands):

Reserve for loss and loss adjustment expenses—April 1, 2007	$116,227
Less reinsurance recoverable on paid losses and unpaid losses	29,685

Net balance—April 1, 2007	86,542

Incurred—net of reinsurance—related to:
Current year	29,751
Prior periods	(16,056)

Net incurred	13,695

Paid—net of reinsurance—related to:
Current year	3,033
Prior periods	15,617

Net paid	18,650

Net balance—December 31, 2007	81,587

Plus reinsurance recoverable on paid losses and unpaid losses	20,019

Reserve for loss and loss adjustment expenses—December 31, 2007	$101,606

The estimates used in establishing these reserves are continually reviewed and updated and any resulting adjustments are reflected in current operations. Due to the nature of insurance risks written, including the impact of changes in claims severity, frequency, and other factors, the reserves established for losses and loss adjustment expenses may be more or less than the amount ultimately paid upon settlement of the claims.

Incurred—net of reinsurance for the current years depicts incurred loss and loss adjustment expense since the date of acquisition of API on April 1, 2007 related to premium earned in that period, also referred to as accident year. Incurred—net of reinsurance for the prior years represents the total of payments and net change in reserve estimates charged or credited to earnings since the date of acquisition on April 1, 2007 in the current year with respect to liabilities that originated and were established in prior years. As noted in the table above, we decreased our incurred loss and loss adjustment expense for prior year development since the date of acquisition by $16,056,000 for the year ended December 31, 2007.  This favorable development was primarily the result of loss severity for the 2002 through 2006 report years developing favorably compared to prior period estimates. In addition, the total number of claims closed with indemnity for these report years were less than prior estimates.

9.

REINSURANCE

Reinsurance Premiums Ceded.  Certain premiums are ceded to other insurance companies under reinsurance agreements. These reinsurance agreements provide us with increased capacity to write additional risk and the ability to write specific risk within our capital resources and underwriting guidelines. API enters into reinsurance contracts, which provide coverage for losses in excess of the retention of $250,000 on individual claims and beginning in 2002 through 2005, $350,000 on multiple insured claims related to a single occurrence. The 2006 and 2007 reinsurance treaties provide for these same terms with API retaining an additional 10% of the aforementioned retention levels for 2006 and 20% for 2007. The reinsurance contracts for 2002 through 2007 contain variable premium ceding rates based on loss experience. The ceded premium charged under these contracts will depend upon the development of ultimate losses ceded to the reinsurers under their retrospective treaties. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in income in the period the need for an adjustment is determined. Since the acquisition of API on April 1, 2007, for the year ended December 31, 2007, we recorded favorable development to ceded premiums of $10,888,000 primarily related to prior year variable premium reinsurance treaties as a result of lower estimated ultimate loss and loss adjustment expenses for treaty years 2002 through 2006. During the quarter ended December 31, 2007, we lowered our estimated ceded accrual rate for the 2007 treaty year to 16.4% from 16.7% of earned premium. The favorable development reflects reductions in our estimates of claim severity as a result of claim closures at less than reserved amounts.

The effect of reinsurance on premiums written and earned since the acquisition of API on April 1, 2007 through December 31, 2007 is as follows (in thousands):

	Written	Earned
Direct premiums	$50,120	$51,226
Ceded:
Current year	(6,075)	(6,075)
Prior years	10,888	10,888
Total ceded	4,813	4,813

Net premiums	$54,933	$56,039

In addition to an adjustment to premiums ceded, estimates of ultimate reinsurance ceded premium amounts compared to the amounts paid on a provisional basis give rise to a balance sheet asset classified as “Other Amounts Receivable Under Reinsurance Contracts” or a balance sheet liability classified as “Funds Held Under Reinsurance Treaties.” Furthermore, each retrospective treaty requires a 24 or 36 month holding period before any premium adjustments or cash can be returned or paid.  The ultimate settlement amount is not determined until all losses have been settled under the respective treaties. As of December 31, 2007, API had recorded a balance sheet asset, “Other Amounts Receivable Under Reinsurance Contracts” of $4,535,000 and a balance sheet liability, “Funds Held Under Reinsurance Treaties” of $4,651,000, which represent the differences between the estimates of ultimate reinsurance premiums ceded amounts for the 2002 through 2007 treaty years as compared to the amounts paid on a provisional basis.

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

Reinsurance contracts do not relieve API from its obligations to policyholders. API continually monitors its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Any amount found to be uncollectible is written off in the period in which the uncollectible amount is identified. As of December 31, 2007, all of API’s reinsurance contracts were with companies in strong financial condition, and we believe there is no need to establish an allowance for uncollectible reinsurance recoverable. API has not experienced any material problems collecting from its reinsurers.

Unsecured reinsurance recoverables at December 31, 2007, that exceeded 10% of total reinsurance paid and unpaid loss and loss adjustment expenses are summarized as follows (in thousands):

Company Name	December 31, 2007
Transatlantic Reinsurance	$3,839
Swiss Reinsurance	11,150

Both Transatlantic Reinsurance and Swiss Reinsurance are A.M. Best rated “A+” (Superior).

As of December 31, 2007, all of API’s reinsurance contracts were with companies in strong financial condition and management believes there was not any need to establish an allowance for doubtful reinsurance recoverable.

Reinsurance Assumed—API had assumed reinsurance liabilities on medical professional liability policies written by another insurance company in the state of Texas. In the course of assuming this business, API has established a letter of credit for the benefit of this insurance company in the amount of $800,000 and pledged assets in the amount of $840,000 to secure the letter of credit as of December 31, 2007. Losses and loss adjustment expenses assumed were $37,000 for 2007. Reserves for losses and loss adjustment expenses assumed were $457,000 at December 31, 2007.

10.

DEFERRED POLICY ACQUISITION COSTS

A summary of deferred acquisition costs deferred and amortized since acquisition of API on April 1, 2007 through December 31, 2007, is as follows (in thousands):

Balance—beginning of year - April 1,	$2,404
Costs deferred	3,974
Costs amortized	(3,864)

Balance—end of year	$2,514

11.

INCOME TAXES

The components of the income tax expense (benefit) reported in the statements of operations at December 31, 2007, 2006, and 2005, are summarized as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Federal:
Federal income taxes on operations	$13,095	$1,186	$2,577
Tax benefit of stock options	497	604	708
Deferred	(1,754)	(99)	(446)

State taxes	91	148	200

Total taxes incurred	$11,929	$1,839	$3,039

A reconciliation of the expected income tax expense from continuing operations in the accompanying consolidated financial statements by applying the U.S. federal statutory rate of 35% for 2007 and 34% for 2006 and 2005 is as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Income from operations	$32,939	$5,039	$8,513

Expected federal income tax expense for operations	11,529	1,712	2,889

State taxes	59	98	132

Tax exempt interest & dividends exclusion	(170)	(6)	-
Interest expense preferred stock	152	-	-
Impairment of goodwill	436	-	-
Other, net	(77)	35	18
Federal income tax expense	$11,929	$1,839	$3,039

Effective tax rate	36%	37%	36%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	Year Ended December 31,
	2007	2006
Deferred tax assets:
Loss reserve discounting	$1,723	$-
Change in unearned premium	2,465	-
Sale/lease back deferred income	-	6
Realized loss on impairments	2,793	925
Unrealized losses on investments acquired in merger	835	-
Deferred compensation & stock option plans	1,240	380
Accrued expenses	227	110
Other deferred tax assets	171	217

Total deferred tax assets	9,454	1,638

Deferred tax liabilities:
Deferred acquisition cost	880	-
Unrealized gain on investments available for sale	906	119
Market value allowance on investments	88	64
Tax depreciation in excess of book	112	134
Other deferred liabilities	66	-
Total deferred tax liabilities	2,052	317

Total net deferred assets	$7,402	$1,321

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences at December 31, 2007.

At December 31, 2007, we did not have any unused net operating loss carryforward to offset future taxable income. The amount of federal income taxes incurred in the current and prior years that will be available for recoupment of future net losses is $11,929,000, $1,839,000, and $3,039,000 for 2007, 2006 and 2005, respectively.

12.

MANAGEMENT SERVICES

Prior to our acquisition of API on April 1, 2007, API had been organized as a reciprocal insurance exchange under the laws of the State of Texas since 1975. These exchanges generally have a need for few, if any, paid employees and, instead, are required to enter into a contract with an “attorney-in-fact” that provides for all management and administrative services for the reciprocal exchange. The Company, through a wholly owned subsidiary, was the attorney-in fact for API from its inception until the acquisition.

The management agreement with the Company provided for full management of API’s affairs under the direction of its board of directors. Subject to the direction of the API board, as the attorney-in-fact, we sold and issued policies, investigated, settled and defended claims, and otherwise managed API’s day to day operations. We also paid certain salaries and personnel related expenses, rent and office operations costs and information technology costs, as provided in the management agreement. API was responsible for the payment of all claims, claims expenses, peer review expenses, directors’ fees and expenses, legal, actuarial and auditing expenses, its taxes, outside agent commissions and certain other specific expenses.

Thus, prior to April 1, 2007, our Insurance Services, (management services) revenues were historically related to management fees based on the earned premiums of API and included a profit sharing component related to API’s annual earnings. Management fees equaled 13.5% of API’s earned premiums before payment of reinsurance premiums plus profit sharing equal to 50% of API’s pre-tax earnings up to a maximum of 3% of earned premiums before payment of reinsurance premiums. Management fees were recorded, based upon the terms of the management agreement, in the period the related premiums are earned by API. API recognizes premiums as earned ratably over the terms of the related policy. The profit sharing component was historically recognized in the fourth quarter when it was certain API would have an annual profit. In 2007, however, since the management contract ended March 31, 2007, we recognized the quarter’s profit in March, based on our ability to fully determine the profit sharing base.

We earned total management service revenues of $3,803,000, $15,555,000 and $15,514,000 for the years ended 2007, 2006 and 2005, respectively. Total Management Services revenues included management fees paid to us based on the management agreement with API of $2,729,000, $10,965,000 and $11,038,000 and expense reimbursements, principally independent agent commissions, of $989,000, $4,646,000 and $4,376,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

13.

SECONDARY STOCK OFFERING

On June 19, 2007, we announced that our public offering of 2,100,000 shares of common stock had priced at $16.50 per share. Of the shares offered, 2,000,000 were offered by us, and Kenneth S. Shifrin, our Chairman of the Board and Chief Executive Officer, offered 100,000 of the 582,554 shares he owned at that date.

Net proceeds received by us from the secondary offering were approximately $30,227,000 after deducting underwriting, legal, accounting, and publication fees. Of this total, we contributed $10,000,000 to API to strengthen its capacity to underwrite insurance risks. The balance of the proceeds has been invested primarily in U.S. government and U.S. government agency securities and is available for general corporate purposes including possible acquisitions.

Total common shares outstanding increased from approximately 4,819,000 before the secondary offering to approximately 6,819,000 afterwards.

Pursuant to the secondary offering, the underwriters of the offering were granted a 30-day period to exercise an option to purchase up to 315,000 additional common shares from us. On July 12, 2007 we announced that the underwriters had exercised their over-allotment option to purchase all of these additional shares of common stock at the public offering price of $16.50 per share. Net proceeds received by us related to this over-allotment option were approximately $4,846,000.

Total common shares outstanding increased from approximately 6,819,000 before the sale of the over-allotment option to approximately 7,134,000 afterwards.

14.

MANDITORILY REDEEMABLE PREFERRED STOCK AND OTHER OBLIGATIONS

In conjunction with the acquisition of API we issued 10,198 shares of Series A redeemable preferred stock, par value $1.00 per share, from the 10,500 shares authorized. Holders of Series A redeemable preferred stock are entitled to cumulative dividends thereon at the rate of three percent (3%) per annum payable on the remaining redemption value per share, in priority to the payments of dividends on the common shares. Holders of our Series A redeemable preferred stock have no preemptive rights and have the same voting rights as the holders of our common stock. The shares are non-certificated and mandatorily redeemable. They will be redeemed ratably at not less than $1,000,000 per year, with all remaining outstanding shares being redeemed by December 31, 2016. In June 2007, 1,019 shares of our Series A redeemable preferred stock were redeemed for $1,058,000, which included accrued dividends of $40,000. In the event of any liquidation, the holders of our Series A redeemable preferred stock receive an amount equal to the remaining redemption value before any distribution is made to the holders of our common stock.

Pursuant to Financial Accounting Standards Board (“FASB”) Statement No. 150,  Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity  (“FASB No. 150”), an issuer is required to classify an instrument as a liability if it is issued in the form of shares that are mandatorily redeemable if it embodies an unconditional obligation that requires the issuer to redeem the shares by transferring the entity’s assets at a specified or determinable date(s) or upon an event that is certain to occur. In addition, the preferred stock dividend has been classified as interest expense. The preferred stock’s mandatory cash redemption feature coupled with a fixed redemption date and fixed amount requires that it be classified as debt, rather than equity. As of December 31, 2007, the fair market value of the Series A redeemable preferred stock was $8,554,000, based on the outstanding balance of $9,179,000 discounted at 5.35%.

We also have a $3,000,000 line of credit that was originally established in November 2003 with PlainsCapital Bank. The line of credit calls for interest payments only to be made on any amount drawn until April 15, 2008, when the entire amount of the line of credit, principal and interest then remaining unpaid, becomes due and payable. There have never been any advances taken against this line of credit. We are in compliance with the covenants of the loan agreement, including requirements for a minimum of $5,000,000 of unencumbered liquidity and a minimum 2 to 1 net worth ratio.

15.

MINORITY INTEREST

The 3% minority interest in Asset Management, a subsidiary within our Financial Services segment, owned by key individuals within Asset Management, was repurchased by APS Investment Services in the quarter ended September 30, 2007 for a nominal amount.

16.

EMPLOYEE BENEFIT PLANS

We have an employee benefit plan qualifying under Section 401(k) of the Internal Revenue Code for all eligible employees. Employees become eligible upon meeting certain service and age requirements. Employee deferrals may not exceed $15,000 in 2007 unless participant is over age 50, in which case the maximum deferral is $20,000. We may, at our discretion, contribute up to 200% of the employees’ deferred amount. For the years ended December 31, 2007, 2006 and 2005 our contributions aggregated $281,000, $213,000 and $208,000, respectively.

In December 2004, the Board of Directors approved the “American Physicians Service Group, Inc. Affiliate Group Deferred Compensation Master Plan” (“Deferred Compensation Plan”), a non-qualified compensation plan designed to give us more flexibility in compensating key employees and directors through ownership of our common stock. The adoption of the Deferred Compensation Plan was approved by our shareholders at the 2005 Annual Meeting. Under the Deferred Compensation Plan we may elect to defer a portion of an employee’s incentive compensation or director’s board compensation in the form of a deferred stock grant. Shares become eligible for withdrawal with the passage of time and participants may withdraw eligible shares upon attaining the age of sixty or upon leaving our service. Plan participants may withdraw all shares granted to them provided they have entered into a non-competition agreement with us. We plan for this to be an unfunded plan. Shares to be withdrawn will be purchased in the open market or issued from the authorized shares. In 2007, a total of 62,700 shares were awarded, for which we recorded an expense of $1,150,000. Of the 150,000 shares authorized under the Deferred Compensation Plan, 133,000 shares have been granted and 17,000 shares remain available for grant. Shares granted are included in shares outstanding and are a component of basic shares outstanding in calculating earnings per share.

17.

SHARE-BASED COMPENSATION

We have adopted, with shareholder approval, the “2005 Incentive and Non-Qualified Stock Option Plan” (“Incentive Plan”). The Incentive Plan, as amended, provides for the issuance of options to purchase up to 650,000 shares of common stock to our directors and key employees. A total of 645,000 of these options have been granted as of December 31, 2007 and 5,000 are available for grants. Of those granted, 19,000 shares have been exercised, 282,000 options are exercisable and 344,200 are not yet exercisable. The previous plan, “1995 Incentive and Non-Qualified Stock Option Plan”, provided for the issuance of 1,600,000 shares of common stock to our directors and key employees. All of the approved options have been granted as of December 31, 2007, 1,254,000 shares have been exercised, 187,000 shares are exercisable and 159,000 options have been cancelled. Upon the exercise of an option we issue the shares from our authorized, but un-issued shares.

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

Prior to January 1, 2006, we elected to follow the intrinsic-value-based method prescribed by the Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” to account for our stock option plans, as allowed by SFAS No. 123, “Accounting for Stock Based Compensation.”  Under APB No. 25, we did not recognize compensation expense for stock option grants to employees and directors, where the options had an exercise price at least equal to the market price of the stock on the date of grant.

On January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment.”  SFAS No. 123(R) is a revision of SFAS No. 123 and supersedes APB No. 25.  Among other items, SFAS No. 123(R) eliminated the use of APB No. 25 and the intrinsic value method of accounting and requires us to recognize in our financial statements the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards.  To measure the fair value of stock options granted to employees and directors, we use the Black-Scholes-Merton option-pricing model, consistent with the method used for pro forma disclosures under SFAS No. 123.

The Black-Sholes-Merton model incorporates various assumptions, including expected volatility, expected life, and risk-free rates of return.  The expected volatility assumptions we used are based on the historical volatility of our common stock over the most recent periods commensurate with the estimated expected life of our options, such estimated life being based on the historical experience of our stock option exercises.  The assumptions used for the years ended December 31, 2007 and 2006, and the resulting estimates of weighted-average fair value per share of options granted during these periods are as follows:

	Year Ended
	2007	2006
Expected volatility	18.1% - 31.9%	33.8% - 35.4%
Expected dividend yield	1.54% - 1.76%	1.85% - 2.11%
Expected option term	3.7 years	3.7 years
Risk-free rate of return	3.20% - 4.87%	4.47% - 4.72%
Expected annual forfeiture rate	1.1%	0 – 4%
Weighted average fair value of options granted during the period	$4.65	$5.04

SFAS No. 123(R) permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method.  We applied the “modified prospective” method, under which compensation cost is recognized in the financial statements  beginning with the adoption date  for all share-based payments granted after that date, and for all unvested awards granted prior to the adoption date of SFAS No. 123(R).

For the years ended December 31, 2007 and 2006, we recorded compensation cost related to stock options of $1,279,000 and $226,000 and a related reduction in income taxes of $448,000 and $77,000, respectively.  No compensation costs were capitalized. Had compensation expense for stock options granted under our equity compensation plans been recorded under SFAS No. 123(R) for 2005, net income and earnings per share would have changed to the  pro forma amounts as follows:

2005
Net income as reported	$5,460,000

Deduct: Total additional stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(421,000)
Pro forma net income	$5,039,000

Net income per share

Basic – as reported	$2.03
Basic – pro forma	$1.88
Diluted – as reported	$1.86
Diluted – pro forma	$1.72

For the year ended December 31, 2007, the activity relating to stock option issuances under the stock options plans are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at January 1	467,000	$9.96
Options granted	458,000	16.62
Options exercised	(111,000)	6.04
Options forfeited/expired	(1,000)	15.90
Balance at December 31	813,000	$14.24	3.4	$4,725,000
Options exercisable	469,000	$11.75	2.7	$3,893,000

A summary of the Company’s non-vested shares as of December 31, 2007 and the changes during the year ended December 31, 2007 is as follows:

	Number of	Grant date
Non-vested Shares	Shared	Fair Value
Non-vested at January 1, 2007	68,000	$3.97
Granted	458,000	4.65
Vested	(181,000)	5.61
Forfeited	(1,000)	4.29
Non-vested at December 31, 2007	344,000	$4.01

As of December 31, 2007, there was $1,018,000 of total unrecognized compensation cost related to non-vested shares under the Incentive Plan, which is expected to be recognized over a weighted-average period of 1.5 years.

For the years ended December 31, 2007, 2006 and 2005, other information pertaining to stock options was as follows:

	2007	2006	2005
Weighted average grant date fair value of stock options granted	$4.65	$4.06	$3.19
Total intrinsic value of options exercised (in thousands)	1,443	1,797	2,084
Total grant date fair value of stock options vested during the year ( in thousands)	1,014	225	826

18.

INTANGIBLE ASSETS

In accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“S0P 98-1”), we capitalize the costs of software obtained for internal use and record these costs as an Intangible Asset.  In April 2007, we entered into a contract with a vendor to provide us with, and assist us, in the implementation of an integrated policy and claims administration system.  The capitalized costs for this project was $847,000 as of December 31, 2007.   No amortization has been recorded related to this system project as the software has not yet been placed into use.  As of December 31, 2007 and 2006, Intangible Assets related to software obtained for internal use was $1,045,000 and $280,000, respectively. We are amortizing our intangible assets over a four year life.

19.

COMMITMENTS AND CONTINGENCIES

We are involved in various claims and legal actions that have arisen in the ordinary course of business. We believe that any liabilities arising from these actions will not have a significant adverse affect on our financial condition or results of operations.

20.

TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

APS Asset Management manages API’s fixed-income portfolio within the established investment guidelines, provides advisory services on key investment decisions and investment accounting services.  API pays APS Asset Management an investment management fee for the services provided.  Since the acquisition of API on April 1, 2007, API has paid $421,000 to our Financial Services segment for managing its portfolio.

21.

SEGMENT INFORMATION

Our segments are distinct by type of service provided. Each segment has its own management team.

Our Insurance Services segment provides medical professional liability insurance for physicians and other healthcare providers in the states of Texas, Arkansas and Oklahoma through our wholly-owned subsidiary, API. We currently insure approximately 4,950 physicians and other healthcare providers with approximately 99% of premiums written in Texas.

Our Financial Services segment includes brokerage and asset management services to individuals and institutions throughout the United States. We provide these services through three of our wholly-owned subsidiaries. APS Financial is a FINRA licensed broker/dealer that provides brokerage and investment services primarily to institutional and high net worth individual clients. APS Financial also provides portfolio accounting, analysis and other services to insurance companies and banks. APS Capital is dedicated to the trading, clearing and settlement of trades involving syndicated bank loans, trade claims and distressed private loan portfolios. We seek to develop business with clients who trade in the high-yield bond market. APS Asset Management, a registered investment adviser under the Investment Advisers Act of 1940, manages fixed income and equity assets for institutional and individual clients on a fee basis.

All other represents the parent company and derives its income primarily from investment income and dividends paid by the other segments.

	Year Ended December 31,
	2007	2006	2005
Operating Revenues
Insurance services	$62,074	$15,555	$15,514
Financial services	21,404	17,030	18,429
All other	5,367	5,417	5,308
Total segment revenues	$88,845	$38,002	$39,251

Reconciliation to Consolidated Statements of Operations:
Total segment revenues	88,845	38,002	39,251
Less: intercompany dividends	(4,442)	(4,438)	(1,600)
Total revenues	$84,403	$33,564	$37,651

Operating Income:
Insurance services	35,099	4,293	5,252
Financial services	2,374	1,873	2,156
All other	(4,534)	(1,127)	1,105
Total segment operating income	$32,939	$5,039	$8,513

Balance sheet data:
Identifiable assets
Insurance services	$226,434	$5,625	$6,420
Financial services	5,481	7,027	6,061
All other	50,883	23,624	21,024
	$282,798	$36,276	$33,505

Capital expenditures:
Insurance services	$1,035	$84	$187
Financial services	56	40	47
All other	41	42	73
	$1,132	$166	$307

Depreciation/amortization expenses:
Insurance services	$226	$353	$300
Financial services	49	48	39
All other	421	20	23
	$696	$421	$362

22.

EARNINGS PER SHARE

Basic earnings per share are based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflect dilution from all contingently issuable shares, such as options. A reconciliation of income and weighted average shares outstanding used in the calculation of basic and diluted income per share from operations follows:

(in thousands except per share data)	Year Ended December 31,
	2007	2006	2005
Numerator for basic and diluted income per common share:

Net income before extraordinary gain	$21,009	$3,194	$5,460
Extraordinary gain	2,264	-	-
Net income	$23,273	$3,194	$5,460

Denominator:

Denominator for basic income per common share - weighted average shares outstanding	5,532	2,774	2,688
Effect of dilutive stock options and awards	163	159	243
Denominator for basic income per common share - adjusted weighted average shares outstanding	5,695	2,933	2,931

Net income - basic	$4.21	$1.15	$2.03
Net income - diluted	$4.09	$1.09	$1.86

At December 31, 2007, options to purchase approximately 343,400 shares of common stock with exercise prices ranging from $15.90 to $19.43 were not included in the computation of diluted earnings per share due to their anti-dilutive effect.

At December 31, 2006, options to purchase approximately 50,000 shares of common stock with exercise prices ranging from $13.50 to $15.90 were not included in the computation of diluted earnings per share due to their anti-dilutive effect.

At December 31, 2005, there were no anti-dilutive options.

23.

FAIR VALUE DISCLOSURES

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of fair-value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.

Our financial instruments consist of cash, short-term investments, fixed maturities, equity securities, and a structured annuity. The carrying amount for cash, short-term investments, fixed maturity securities and equity securities approximate their fair value. The fair value of investments in fixed maturities and equity investments are estimated based on bid prices published in financial newspapers or bid quotations received from security dealers. The fair value of the structured annuity is based upon the present value of the future payments discounted at current market rates for annuities.

	2007		2006
(in thousands)	Book	Fair	Book	Fair
	Value	Value	Value	Value
Fixed maturities securities	$190,777	$191,609	$16,616	$16,636
Equity securities	11,398	11,406	4,073	4,403
Structured annuity (other invested assets)	1,733	1,693	-	-

The carrying values for premiums and maintenance fees receivable and reinsurance recoverables on paid and unpaid loss adjustments approximate fair market value.

24.

SUBSEQUENT EVENTS

As of December 31, 2007, we owned 385,000 shares of FIC, representing approximately 4% of their outstanding common stock.

On January 15, 2008, FIC announced that it has entered into an agreement and plan of merger pursuant to which Americo Life, Inc. will acquire FIC. Under the terms of the agreement, FIC shareholders will receive $7.25 per share in cash.  The total transaction is valued at $74.7 million.  The merger is subject to customary closing conditions, including shareholder and regulatory approvals, and is currently scheduled to close in the second quarter of 2008. However, there can be no assurance that the transaction will be consummated on these or any other terms. Our policy in regards to our investment in FIC is that we will record pretax charges to earnings should the common stock price on the last day of each interim or annual period fall below the adjusted cost basis of our investment in FIC. For the year ended December 31, 2007, the total amount of the impairment was $693,000. For the year ended December 31, 2006 and December 31, 2005, total impairment charges recorded related to our investment in FIC was $19,000 and $136,000, respectively. As a consequence of these write-downs, our basis in this stock has declined to $5.80 per share which is slightly above the fair market value of FIC common stock of $5.70 per share at December 31, 2007. We will continue to monitor and evaluate the situation at FIC including the pending merger.

25.

SUPPLEMENTAL CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarter to quarter comparisons of results of operations have been and may be materially impacted by bond market conditions and whether or not there are profits at the medical malpractice insurance company which we manage and whose profits we share. We believe that the historical pattern of quarterly sales and income as a percentage of the annual total may not be indicative of the pattern in future years. The following tables set forth selected quarterly consolidated financial information for the years ended December 31, 2007, 2006 and 2005:

	(In thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Revenues	$8,812	$29,927	$22,879	$22,785
Net income (loss)	(95)	12,071	5,292	6,005
Basic net income (loss) per share:	$(0.03)	$2.44	$0.74	$0.84
Diluted income (loss) per share:	$(0.03)	$2.37	$0.73	$0.82

2006
Revenues	$7,443	$8,214	$7,125	$10,782
Net income	562	598	409	1,625
Basic net income per share:	$0.20	$0.22	$0.15	$0.58
Diluted income per share:	$0.19	$0.21	$0.14	$0.56

American Physicians Service Group, Inc.

Schedule I — Summary of Investments — Other Than Investments in Related Parties

December 31, 2007

			Amount
			Which is
	Cost Or		Presented
	Amortized	Fair	in the
Type of Investment	Cost	Value	Balance Sheet
	In thousands
Fixed maturities available for sale:
U.S. treasury notes / bills	$11,873	$12,347	$12,347
U.S. government agency mortgage-backed bonds	32,849	33,232	33,232
U.S. government agency collateralized mortgage obligations	60,077	60,726	60,726
Collateralized mortgage obligations	38,492	37,522	37,522
U.S. government agency bonds / notes	24,985	25,287	25,287
Government tax-exempt bonds	19,049	19,121	19,121
Corporate bonds	3,452	3,374	3,374

Total fixed maturities available for sale	$190,777	$191,609	$191,609

Equity securities available for sale	11,398	11,406	11,406
Other invested assets	1,787	1,747	1,787

Total investments	$203,962	$204,762	$204,802

American Physicians Service Group, Inc. (Parent Company)

Schedule II - Condensed Financial Information

Condensed Balance Sheets

(in thousands)	December 31,	December 31,
	2007	2006
Assets
Investments in subsidiaries	$83,112	$5,941
Cash and cash equivalents	4,949	89
Equity securities	5,108	4,403
Fixed income securities	35,897	16,637
Deferred federal income taxes	2,069	957
Federal income taxes (payable) recoverable from affiliates	(1,166)	961
Federal income taxes receivable	1,957	77
Plant, property and equipment	90	103
Other assets	2,013	949
Total assets	$134,029	$30,117

Liabilities
Accrued expenses and other liabilities	$1,483	$532
Deferred income	12	17
Mandatorily redeemable preferred stock	8,554	-
Total liabilities	10,049	549

Commitments and contingencies

Shareholders’ equity
Common stock, $0.10 par value, 20,000,000 shares authorized, 7,213,626 and 2,817,746 issued and outstanding at December 31, 2007 and December 31, 2006	721	282
Additional paid-in capital	79,752	7,944
Accumulated other comprehensive income	545	231
Retained earnings	42,962	21,111
Total shareholders’ equity	123,980	29,568
Total liabilities and shareholders’ equity	$134,029	$30,117

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of American Physicians Service Group, Inc. and Subsidiaries.

American Physicians Service Group, Inc. (Parent Company)

Schedule II - Condensed Financial Information

Condensed Statements of Operations

For the Years Ended December 31, 2007, 2006 and 2005

(in thousands)
	2007	2006	2005
Revenues
Investment income	$1,542	$735	$483
Other income	78	88	103
Total revenues	1,620	823	586

Expenses
Compensation cost	3,177	1,502	1,990
Depreciation	26	20	23
General and administrative	2,004	213	138
Total expenses	5,207	1,735	2,151

Loss before income taxes, gain on investments and equity in undistributed income of subsidiaries	(3,587)	(912)	(1,565)

Gain (loss) on sale of investments and other	(685)	155	3,127
Income tax expense (benefit)	(1,011)	(246)	535

Income (loss) before equity in undistributed income in subsidiaries	(3,261)	(511)	1,027

Equity in net income of subsidiaries	26,534	3,705	4,433
Net income	$23,273	$3,194	$5,460

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of American Physicians Service Group, Inc. and Subsidiaries.

American Physicians Service Group, Inc. (Parent Company)

Schedule II - Condensed Financial Information

Condensed Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$23,273	$3,194	$5,460
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(26,534)	(3,705)	(4,433)
Dividends from subsidiaries	4,177	4,888	1,460
Depreciation	26	20	23
Amortization and accretion	76	(94)	(67)
Gains (losses) on investments, net of impairments	685	(155)	(3,103)
Common stock awarded	1,150	316	309
Stock options expensed	1,279	226	-
Deferred federal income taxes	(1,112)	(125)	(1,238)
Changes in:
Other assets	(1,222)	1,325	1,952
Federal income taxes payable/receivable	247	(57)	43
Accrued expenses and other liabilities	641	(1,769)	(352)
Net cash provided by operating activities	2,686	4,064	54

Cash flows from investing activities:
Capital expenditures	(42)	(42)	(74)
Proceeds from the sale of available-for-sale equity and fixed income securities	21,404	11,669	8,503
Purchases of available-for-sale equity and fixed income securities	(41,680)	(14,563)	(11,688)
Acquisition costs	35	-	-
Capital contribution to subsidiary	(10,000)	-	-
Funds loaned to others	-	-	(289)
Collection of notes receivable and other	40	40	30
Net cash used in investing activities	(30,243)	(2,896)	(3,518)

Cash flows from financing activities:
Secondary stock offering and over-allotment	35,073	-	-
Exercise of stock options	558	986	1,036
Excess tax benefits of share-based awards	496	604	-
Repurchases of common stock	(1,270)	(2,388)	(1,715)
Preferred stock redemption	(1,018)	-	-
Minority interest buyback	(6)	-	-
Dividends paid	(1,416)	(820)	(671)
Net cash provided by (used in) financing activities	32,417	(1,618)	(1,350)

Net increase (decrease) in cash and cash equivalents	4,860	(450)	(4,814)
Cash and cash equivalents at beginning of year	89	539	5,353
Cash and cash equivalents at end of year	$4,949	$89	$539

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of American Physicians Service Group, Inc. and Subsidiaries.

American Physicians Service Group, Inc. (Parent Company)

Noted to the Condensed Financial Information of the Registrant

Years Ended December 31, 2007, 2006 and 2005

(1)

Description of Business

American Physicians Service Group, Inc. ("APSG") is a financial services holding company incorporated under the laws of the State of Texas in October 1974.

APSG owns all of the issued and outstanding common stock of the following entities either directly or indirectly through one of the entities listed below:

•

APS Insurance Services, Inc. – An insurance services company incorporated under Delaware law ("Insurance Services").

•

American Physicians Insurance Agency, Inc. – a managing general agent incorporated under Texas law. ("Agency")

•

APS Professional Liability Insurance Agency, Inc. – A surplus lines and general lines agency incorporated under Texas law ("APLIA").

•

American Physicians Insurance Company – A stock insurance company incorporated under Texas law ("APIC").

•

APS Investment Services, Inc. – An investment firm incorporated under Delaware law ("Investment Services").

•

APS Financial Corporation – A licensed broker/dealer incorporated under Colorado law ("APS Financial").

•

APS Asset Management, Inc. – A registered investment advisor incorporated under Delaware law ("Asset Management").

•

APS Capital Corporation – A financial services company that clears and settles the trading of bank loans, trade claims and distressed private loan portfolios incorporated under Delaware law ("APS Capital").

•

American Physicians Management Consulting, Inc. – An insurance services company incorporated under Texas law ("APMC").

•

American Physicians Management Consulting, Inc. DBA APMC Insurance Agency, Inc. – a managing general agent incorporated under Texas law ("APMC Insurance Agency").

•

American Physicians Management Consulting, Inc. DBA APMC Insurance Services Agency – A general lines property and casualty agency incorporated under Texas law ("APMC Insurance").

•

APMC Financial Services, Inc. – A general lines agency; life, accident, health and HMO agency incorporated under Texas law ("APMC Financial").

(2)

Federal Income Taxes

APSG files a consolidated federal income tax return with the following entities:

APSG	Insurance Services	Agency	APLIA
APIC	Investment Services	APS Financial	Asset Management
APS Capital	APMC	APMC Insurance Agency	APMC Insurance
APMC Financial

Allocations of taxes among the entities is subject to a written agreement and is based upon separate return calculations, with current credit for net losses to the extent they can be used in the current year consolidated tax return.

(3)

Dividends Received

During 2007, Investment Services paid the following dividends to APSG: $300,000 in May 2007, $400,000 in July 2007, and $500,000 in November 2007. In December 2007, Investment Services declared a dividend of $285,000 that was not received until January 2008.

During 2007, Insurance Services paid $2,730,000 to APSG in December 2007.

During 2007, American Physicians Insurance Company declared monthly dividends beginning in June 2007 totaling $227,000 for the year. As of December 31, 2007, these dividends had not yet been paid to APSG.

During 2006, Investment Services paid the following dividends to APSG: $200,000 in April 2006, $268,000 in June 2006, $300,000 in October 2006 and $500,000 in December, 2006. Also in December 2006, Investment Services declared a dividend of $250,000 that was not received until January 2007.

During 2006, APS Insurance Services paid the following dividends to APSG: $1,900,000 in February 2006 and $1,020,000 in December 2006.

During 2005, Investment Services paid the following dividends to APSG: $300,000 in October 2005. In December 2005, Investment Services declared a dividend of $700,000 that was not received until January 2006.

During 2005, Insurance Services paid $600,000 to APSG in October 2005.

(4)

Mandatorily Redeemable Preferred Stock

APSG authorized and issued 10,198 of Series A redeemable preferred stock in connection with the acquisition of APIC. The preferred shares are to be redeemed ratably at no less than $1 million per year, with all outstanding shares being redeemed by December 31, 2016 and APSG as a holder of this redeemable preferred stock is entitled to cumulative dividends at a rate of 3% per annum payable on the outstanding redemption value per share.

In addition to restrictions on dividends and distributions applicable to all Texas stock insurance companies, for so long as any APSG Series A redeemable preferred stock is outstanding, the Texas Department of Insurance prohibits APIC from paying dividends to APSG in any calendar year unless and until APSG has complied with its redemption and dividend payment obligations to the holders of its Series A redeemable preferred stock (former subscribers with outstanding refundable deposits at the date of acquisition) for that year. APIC's agreement with the Texas Department of Insurance also provides that, until all of APSG Series A redeemable preferred stock has been redeemed and all dividends have been paid, it will not make aggregate annual dividends to APSG with respect to its common stock in excess of the lesser of 10% of APIC's prior year-end policyholder surplus or APIC's prior year statutory net income, and in no event may such distributions exceed APIC's statutory earned surplus.

In June 2007, 1,019 shares of our Series A redeemable preferred stock were ratably redeemed for $1,058,000, which included accrued dividends of $40,000.

(5)

Share Repurchases

Our original $2,000,000 share repurchase program was announced August 17, 2004 and was increased in $2,000,000 increments on December 12, 2005 and on June 30, 2006 and by $1,000,000 on September 7, 2007.  As of December 31, 2007, we have a maximum dollar value of $1,251,000 remaining for the future purchase of shares under the Share Repurchase Plan.

On March 5, 2008 our board of directors authorized an increase in the Share Repurchase Plan of $4,000,000 for future purchases of the Company’s outstanding common shares.

American Physicians Service Group, Inc.

Schedule III — Supplementary Insurance Information

For the Year Ended December 31, 2007

In thousands
Deferred policy acquisition costs	$2,514
Reserve for losses and loss adjustment expenses	101,606
Unearned premiums fees	35,417
Net premiums written	50,120
Net premiums earned	56,039
Net investment income (1)	6,409
Net realized capital losses (2)	(4,571)
Losses and loss adjustment expenses incurred:
Net losses and loss adjustment expenses– current year	29,751
Net losses and loss adjustment expenses – prior years	(16,056)
Total losses and loss adjustment expenses incurred	13,695
Underwriting, acquisition and insurance expenses:
Amortization of deferred policy acquisition costs	3,864
Other underwriting, acquisition and insurance expenses	$8,320

(1) Does not include $2,284 of net investment income from other segments.

(2) Does not include $(685) of net realized losses from other segments.

See accompanying notes to the consolidated financial statements.

Reflects financial information from April 1, 2007 (date of acquisition of American Physicians Insurance Company) through December 31, 2007.

American Physicians Service Group, Inc.

Schedule IV — Reinsurance

For the Year Ended Ended December 31, 2007

In thousands
Property and Casualty
Premiums earned	$60,852
Premiums ceded	(4,813)
Premiums assumed	-
Total net premiums earned	$56,039
Percentage of amount assumed to net	0%

See accompanying notes to the consolidated financial statements.

Reflects financial information from April 1, 2007 (date of acquisition of American Physicians Insurance Company) through December 31, 2007.

American Physicians Service Group, Inc.

Schedule VI— Property & Casualty Supplementary Insurance Information

For the Year Ended December 31, 2007

See Schedule III — Supplementary Insurance Information