Form 10-Q
period 2008-03-31
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 2008-05-06
CIK 724024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-Q

☑	Quarterly Report Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended March 31, 2008
or
☐	Transition Report Pursuant to Sections 13 or 15(d) of the Securities and Exchange Act of 1934 For the transition period from __________ to __________

Commission File Number 001-31434

AMERICAN PHYSICIANS SERVICE GROUP, INC.

(Exact name of registrant as specified in its charter)

Texas	75-1458323
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification No.)

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class Common Stock, $.10 par value	Number of Shares Outstanding At May 2, 2008 7,147,943

AMERICAN PHYSICIANS SERVICE GROUP, INC.

Table of Contents to Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2008

PART 1

FINANCIAL INFORMATION

AMERICAN PHYSICIANS SERVICE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	March 31,	December 31,
	2008	2007
Assets	(Unaudited)

Investments:
Fixed maturities available for sale, at fair value	$191,766	$191,609
Equity securities available for sale, at fair value	11,614	11,406
Other invested assets	1,594	1,787
Total investments	204,974	204,802

Cash and cash equivalents	29,074	18,391
Cash - restricted	830	694
Accrued investment income	1,255	1,299
Premium and maintenance fees receivable	14,406	15,946
Reinsurance recoverables on paid and unpaid loss adjustment expenses	17,997	20,019
Other amounts receivable under reinsurance contracts	107	4,535
Deferred policy acquisition costs	2,422	2,514
Subrogation recoverables	230	423
Federal income tax receivable	-	1,957
Deferred tax assets	8,618	7,402
Property and equipment, net	516	350
Intangible assets	1,206	1,045
Other assets	2,875	3,421

Total assets	$284,510	$282,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	March 31,	December 31,
	2008	2007
Liabilities	(Unaudited)

Reserve for loss and loss adjustment expense	$101,976	$101,606
Unearned premiums and maintenance fees	34,160	35,417
Reinsurance premiums payable	40	407
Funds held under reinsurance treaties	5,311	4,651
Trade accounts payable	1,487	996
Accrued expenses and other liabilities	2,917	7,187
Federal income tax payable	3,132	-
Mandatorily redeemable preferred stock	8,658	8,554

Total liabilities	157,681	158,818

Commitments and contingencies

Shareholders' Equity

Preferred stock, $1.00 par value, 1,010,500 shares authorized, 9,169 and 9,179 issued and outstanding at March 31, 2008 and December 31, 2007
Common stock, $0.10 par value, 20,000,000 shares authorized, 7,177,102 and 7,213,626 issued and outstanding at March 31, 2008 and December 31, 2007	718	721
Additional paid-in capital	79,010	79,752
Accumulated other comprehensive income, net of taxes	759	545
Retained earnings	46,342	42,962

Total shareholders' equity	126,829	123,980

Total liabilities & shareholders' equity	$284,510	$282,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)	Three Months Ended
	March 31,
	2008	2007
REVENUES

Gross premiums and maintenance fees written	$14,736	$-
Premiums ceded	1,395	-
Change in unearned premiums & maintenance fees	1,223	-

Net premiums and maintenance fees earned	17,354	-

Investment income, net of investment expense	3,056	334
Realized capital gain (loss), net	(2,595)	(414)
Management services	11	3,657
Financial services	1,800	5,292
Other revenue	6	18

Total revenues	19,632	8,887

EXPENSES

Losses and loss adjustment expenses	7,509	-
Other underwriting expenses	2,604	-
Change in deferred policy acquisition costs	93	-
Management services expenses	-	3,823
Financial services expenses	2,570	4,437
General and administrative expenses	1,558	772

Total expenses	14,334	9,032

Income (loss) from operations	5,298	(145)

Income tax expense (benefit)	1,918	(49)
Minority interests	-	(1)

Net income (loss)	$3,380	$(95)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)	Three Months Ended
	March 31,
	2008	2007
Net income per common share

Basic:
Net Income (loss)	$0.47	$(0.03)

Diluted:
Net Income (loss)	$0.46	$(0.03)

Basic weighted average shares outstanding	7,188	2,822

Diluted weighted average shares outstanding	7,297	2,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

For the three months ended March 31, 2008

(Unaudited)

(In thousands, except share amounts)						Accumulated
			Additional			Other		Total
	Shares	Common	Paid-In	Retained	Comprehensive	Comprehensive	Treasury	Shareholders'
	Outstanding	Stock	Capital	Earnings	Income	Income	Stock	Equity
Balance December 31, 2007	7,213,626	$721	$79,752	$42,962	$-	$545	$-	$123,980

Comprehensive income:
Net income	-	-	-	3,380	3,380	-	-	3,380
Other comprehensive income, net of tax:
Unrealized gain on securities, (net of reclassification adjustment (Note 7))	-	-	-	-	214	214	-	214
Comprehensive income:					$3,594
Stock options expensed	-	-	155	-		-	-	155
Stock options exercised- proceeds	9,000	1	83	-		-	-	84
Stock options exercised- exchanged	23,000	2	207	-		-	-	209
Tax benefit from exercise of stock options	-	-	103	-		-	-	103
Treasury stock purchases	-	-	-	-		-	(1,598)	(1,598)
Cancelled treasury stock - purchased	(71,746)	(7)	(1,333)	-		-	1,340	-
Cancelled treasury stock - exchanged	(13,278)	(1)	(257)	-		-	258	-
Common stock awarded	16,500	2	300	-		-	-	302
Balance March 31, 2008	7,177,102	$718	$79,010	$46,342		$759	$-	$126,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net Income (loss)	$3,380	$(95)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Amortization and accretion of investments	(321)	-
Depreciation and amortization and other	181	86
Realized (gains) losses, net	2,595	414
Change in deferred acquisition costs	92	-
Common stock awarded	302	463
Stock options expensed	155	915
Deferred income tax expense (benefit)	(1,331)	(640)
Other non-cash items	97	78
Changes in operating assets and liabilities, net of business acquisition:
Restricted cash	(136)	-
Premium and maintenance fee receivables	1,540	-
Other amounts receivable under reinsurance contracts	4,428	-
Reinsurance recoverables on unpaid and paid loss expenses	2,022	-
Funds held under reinsurance treaties	660	-
Reserve for losses and loss adjustment expenses	370	-
Unearned premiums and maintenance fees	(1,257)	-
Other receivables and assets	837	1,326
Federal income tax payable	5,089	433
Accrued expenses & other liabilities	(4,195)	(1,385)
Net cash provided by operating activities	14,508	1,595

Cash flows used in investing activities:
Capital expenditures	(403)	(29)
Proceeds from the sale of available-for-sale equity and fixed income securities	12,805	6,590
Purchase of available-for-sale equity securities	(15,136)	(7,426)
Funds loaned to others	(423)	(275)
Collection of notes receivable and other	485	16
Net cash used in investing activities	(2,672)	(1,124)

Cash flows provided by (used in) financing activities:
Exercise of stock options	84	80
Excess tax benefits from stock-based compensation	103	71
Repurchases of common stock	(1,340)	(37)
Net cash provided by (used in) financing activities	(1,153)	114

Net change in cash and cash equivalents:	10,683	585

Cash and cash equivalents at beginning of period	18,391	4,242
Cash and cash equivalents at end of period	$29,074	$4,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

1.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated unaudited financial statements as of and for the three months ended March 31, 2008 and 2007 reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. These consolidated financial statements have not been audited by our independent registered public accounting firm. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC should be read in conjunction with this Quarterly Report on Form 10-Q. There have been significant changes in the type of information reported and the presentation format in this Quarterly Report as a result of the acquisition of American Physicians Insurance Company (“API”) effective April 1, 2007, since we effectively became an insurance company for presentation purposes as a result of the transaction. Such changes are disclosed in the notes hereto. Prior year financial and operating data has been reclassified to reflect the format of the financial statements after the acquisition of API.

2.

Management’s Estimates

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

3.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (SFAS) 157, Fair Value Measurements.  SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities.  Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts its business.  SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.

Effective January 1, 2008, we adopted SFAS 157, Fair Value Measurements, for our financial assets and financial liabilities, but have not yet adopted SFAS 157 as it relates to nonfinancial assets and liabilities based on the February 2008 issuance of  FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which permits a one-year deferral of the application of  SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  The adoption of SFAS 157 as it pertains to financial assets and liabilities did not have a material impact on our results of operations, financial position or liquidity. We will adopt FAS 157 for non-financial assets and non-financial liabilities on January 1, 2009 and do not expect the provisions to have a material effect on its results of operations, financial position or liquidity. For additional disclosures, see Note 17, Fair Value Measurements.

4.

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

The table below reflects the unaudited pro forma results of operations for the three-month period ended March 31, 2007 of the Company as if the acquisition had taken place on January 1, 2007 including estimated purchase accounting adjustments.

AMERICAN PHYSICIANS SERVICE GROUP, INC.

PROFORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(in thousands)	Three Months Ended March 31,
2007
REVENUES

Gross premiums and maintenance fees written	$15,466
Premiums ceded	(2,407)
Change in unearned premiums & maintenance fees	3,252

Net premiums and maintenance fees earned	16,311

Investment income, net of investment expense	2,119
Realized capital gains (loss), net	(208)
Management service	-
Financial services	4,910
Other revenue	33

Total revenues	23,165

EXPENSES

Losses and loss adjustment expenses	11,171
Other underwriting expenses	3,230
Change in deferred policy acquisition costs	141
Financial services expenses	4,437
General and administrative expenses	786

Total expenses	19,765

Income from operations	3,400

Income tax expense	1,143
Minority interests	(1)

Net income	$2,258

5.

Investments

Available-For-Sale Fixed Maturities.  Our entire fixed-income portfolio consists of investment grade securities rated “A” or higher from any of Standard and Poor’s, Moody’s or Fitch with the exception of one bond with a fair market value of approximately $209,000. The following table reflects the composition of our fixed-income portfolio by security rating category of the issuer, as of March 31, 2008 (dollars in thousands). In cases where the rating agencies had a different rating assigned to a security, the classification in the table used the lower rating.

Rating Category	Fair Value	Percentage
AAA / Aaa	$177,199	92%
AA / Aa	7,582	4%
A / A	6,776	4%
Non-investment grade	209	0%
Total	$191,766	100%

Available-For-Sale Equity Securities.  Our equity portfolio consists of $11,614,000 in available-for-sale equity securities as of March 31, 2008. We account for equity securities as available for sale. We utilize two outside investment managers to manage our insurance segment’s equity portfolio.

The amortized cost and estimated fair values of investments in fixed income and equity securities at March 31, 2008 are as follows (in thousands):

March 31, 2008	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities:
U.S. treasury notes / bills	$11,759	$734	$-	$12,493
U.S. government agency mortgage-backed bonds	31,790	806	-	32,596
U.S. government agency collateralized mortgage obligations	58,631	1,722	83	60,270
Collateralized mortgage obligations	32,956	686	2,189	31,453
U.S. government agency bonds / notes	26,048	500	3	26,545
Government tax-exempt bonds	25,499	132	579	25,052
Corporate bonds	3,451	50	144	3,357
Total fixed maturities	190,134	4,630	2,998	191,766

Equity securities	12,080	620	1,086	11,614

Total fixed maturities and equity securities	$202,214	$5,250	$4,084	$203,380

The securities acquired as part of API were revalued to market value as of the date of the acquisition, April 1, 2007. Of our entire invested assets, including unrestricted cash, agency-backed mortgage obligations, with underlying collateral consisting of GNMA, FHLMC, or FNMA loans comprise 40% of our portfolio; non-agency collateralized mortgage obligations comprise 13% of our portfolio; 29% is comprised of U.S. Treasury, government agency bonds and notes, municipal tax exempt bonds and corporate bonds and the remaining 18% is cash, equities and other invested assets. The majority of the non-agency CMO’s in our portfolio have underlying mortgages categorized as “Prime” quality loans, and none of our CMO’s have underlying mortgages classified as “Subprime.” However, as of March 31, 2008, within our portfolio there were  eight CMO securities with collateral classified as “Alternative-A” or “Alt-A.” These Alt-A securities are generally considered to have underlying mortgages with underwriting characteristics that are stronger than “Subprime” mortgages but less stringent than “Prime” mortgages. All of our Alt-A securities are investment grade, currently rated either AAA, AA or A and have underlying mortgages with fixed interest rates.

Beginning with the three months ended September 30, 2007, we saw a significant and rapid decline in the market value of our Alt-A securities, particularly those with an A rating. In evaluating this decline, we considered the deepening national housing crisis and its potential effects on the underlying collateral and concluded that the decreases in value of our A rated Alt-A securities should be considered to be “other than temporary” as defined in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. The amount of the pretax charge to earnings associated with this adjustment for the three months ended March 31, 2008 was $2,644,000. For the year ended December 31, 2007 the total pretax charge to earnings was $4,566,000. Our total book value in Alt-A securities is $6,395,000 as of March 31, 2008.  While we have the ability to hold all of our Alt-A securities indefinitely, we continue to closely monitor and evaluate these securities and their underlying collateral.

During the three months ended March 31 2007, the Company recognized a $423,000 impairment of its investment in Financial Industries Corporation (“FIC”) while no gains or impairment losses were recorded on this investment in 2008. On January 15, 2008, FIC announced that it had entered into an agreement and plan of merger pursuant to which Americo Life, Inc. will acquire FIC. Under the terms of the agreement, FIC shareholders will receive $7.25 per share in cash.  The total transaction is valued at $74.7 million.  The merger is subject to customary closing conditions, including shareholder and regulatory approvals. However, there can be no assurance that the transaction will be consummated on these or any other terms. Our policy in regards to our investment in FIC has been that we will record pretax charges to earnings should the common stock price on the last day of each interim or annual period fall below the adjusted cost basis of our investment in FIC. Since the basis in our investment in FIC common stock at March 31, 2008 was $5.80 per share and since the stock's fair value at March 31, 2008 was $6.50, no additional impairment charges have been recorded in 2008. We will continue to monitor and evaluate the situation at FIC including the pending merger.

Gross realized gains and losses on fixed maturity and equity securities included in the statement of operations for the three months ended March 31, 2008 and 2007 were as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Realized gains (losses)

Fixed Maturities:
Gross realized gain	$105	$-
Gross realized loss	(2,646)	(1)
Net realized gain (loss)	$(2,541)	(1)

Equities:
Gross realized gain	$34	$10
Gross realized loss	(88)	(423)
Net realized gain (loss)	$(54)	$(413)

Total net realized gain (loss)	$(2,595)	$(414)

As a result of our acquisition of API, the Texas Department of Insurance (“TDI”) required that funds be set aside in an escrow account with a bank to remain until the aggregate remaining redemption obligation of our Series A redeemable preferred stock is less than the amount of the escrow balance, with no withdrawals to be made from this escrow account without prior approval from TDI. To satisfy this requirement, we maintain a fixed income security in escrow in the amount of $2,500,000 paying 5% interest. This security is included in fixed maturities, available for sale.

At March 31, 2008, investments with a fair market value of $1,425,000 were on deposit with state insurance departments to satisfy regulatory requirements and these securities are included in fixed maturities, available for sale.

6.

Cash – Restricted

Cash – Restricted represents cash deposits advanced from a customer for a trade claim transaction that has not closed by the end of the period. At the time of receipt, Cash – Restricted and Accounts Payable are increased for an equal amount as no part of this cash is ours until the transaction closes.

7.

Reinsurance

Reinsurance Premiums Ceded.  Under our primary medical professional liability reinsurance contract or excess of loss treaty, certain premiums are ceded to other insurance companies under the terms of the reinsurance agreement. These reinsurance agreements provide us with increased capacity to write additional risk and the ability to write specific risk within our capital resources and underwriting guidelines. The excess of loss treaty provides coverage for losses in excess of API’s retention of $250,000 on individual claims and beginning in 2002, $350,000 on multiple insured claims related to a single occurrence. The 2006 reinsurance contract provides for these same terms with API retaining 10% of the risk above the aforementioned $250,000 and $350,000 retention levels. The 2007 reinsurance contract provides for the same terms with API retaining 20% of the risk above the $250,000 and $350,000 retention levels. The 2008 reinsurance contract provides for the same terms with API retaining 40% of the risk above the $250,000 and $350,000 retention levels. The reinsurance contracts for 2002 through 2008 contain variable premium ceding rates based on loss experience. The ceded premium charged under these contracts will depend upon the development of ultimate losses ceded to the reinsurers under their retrospective treaties. For the three months ended March 31, 2008 and 2007, we recorded favorable development to ceded premiums of $2,718,000 and $0, respectively, related primarily to prior year variable premium reinsurance treaties as a result of lower estimated ultimate loss and loss adjustment expenses for treaty years 2002 through 2005. The favorable development reflects reductions in our estimates of claim severity as a result of claim closures at less than reserved amounts. During the quarter ended March 31, 2008, we estimated our ceded accrual rate for the 2008 treaty year to be 14.5% of earned premium.

In addition to an adjustment to premiums ceded, estimates of ultimate reinsurance ceded premium amounts compared to the amounts paid on a provisional basis give rise to a balance sheet asset classified as “Other Amounts Receivable Under Reinsurance Contracts” or a balance sheet liability classified as “Funds Held Under Reinsurance Treaties.” Furthermore, each retrospective treaty requires a 24 or 36 month holding period before any premium adjustments or cash can be returned or paid. The ultimate settlement amount is not determined until all losses have been settled under the respective treaties. As of March 31, 2008, API had recorded a balance sheet asset, “Other Amounts Receivable Under Reinsurance Contracts” of $107,000 and a balance sheet liability, “Funds Held Under Reinsurance Treaties” of $5,311,000, which represent the differences between the estimates of ultimate reinsurance premiums ceded amounts for the 2002 through 2008 treaty years as compared to the amounts paid on a provisional basis.

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

Reinsurance contracts do not relieve API from its obligations to policyholders. API continually monitors its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Any amount found to be uncollectible is written off in the period in which the uncollectible amount is identified. As of March 31, 2008, all of API’s reinsurance contracts were with companies in strong financial condition, and we believe there is no need to establish an allowance for uncollectible reinsurance recoverables. API has not experienced any material problems collecting from its reinsurers.

Unsecured reinsurance recoverables at March 31, 2008, that exceeded 10% of total reinsurance paid and unpaid loss and loss adjustment expenses are summarized as follows (in thousands):

Company Name	March 31, 2008
Transatlantic Reinsurance	$3,852
ACE Tempest Re USA	$2,221
Swiss Reinsurance	$9,160

Transatlantic Reinsurance, ACE Tempest Re USA and Swiss Reinsurance are A.M. Best rated “A+” (Superior).

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

We write medical malpractice insurance policies which have a lengthy period for reporting a claim (tail coverage) and a long process of litigating a claim through the courts and whose risk factors expose our reserves for loss and loss adjustment expenses to significant variability. These conditions subject API’s open reported claims and incurred but not reported claims to increases due to inflation, changes in legal proceedings and changes in the law. While the anticipated effects of inflation is implicitly considered when estimating reserves for loss and loss adjustment expenses, an increase in average severity of claims is caused by a number of factors. Future average severities are projected based on historical trends adjusted for changes in underwriting standards, policy provisions and general economic trends. Those anticipated trends are monitored based on actual experience and are modified as necessary to reflect any changes in the development of ultimate losses and loss adjustment expenses. These specific risks, combined with the variability that is inherent in any reserve estimate, could result in significant adverse deviation from our carried reserve amounts. Settlement of claims is subject to considerable uncertainty. We believe the reserves for loss and loss adjustment expenses are reasonably stated as of March 31, 2008.

We recorded $7,509,000 for losses and loss adjustment expenses for the three months ended March 31, 2008, which included $9,056,000 for the current accident year, reduced by $1,547,000 of favorable development for prior report years. The favorable development was primarily the result of loss severity for the 2003 through 2005 report years developing favorably compared to prior period estimates. In addition, the total number of claims closed with indemnity for these report years were less than prior estimates.

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

10.

Earnings Per Share

Basic earnings per share are based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflect dilution from all contingently issuable shares, such as options. A reconciliation of income and weighted average shares outstanding used in the calculation of basic and diluted income per share from operations follows:

(in thousands except share data)	Three Months Ended March 31,
	2008	2007
Numerator for basic and diluted income per common share:

Net income (loss)	$3,380	$(95)

Denominator:

Denominator for basic income per common share - weighted average shares outstanding	7,188	2,822
Effect of dilutive stock options and awards	109	-
Denominator for basic income per common share - adjusted weighted average shares outstanding	7,297	2,822

Net income (loss) - basic	$0.47	$(0.03)
Net income (loss) - diluted	$0.46	$(0.03)

11.

Segment Information

The Company’s segments are distinct by type of service provided. Comparative financial data for the three month periods ended March 31, 2008 and 2007 are shown as follows:

	Three Months Ended March 31,
	2008	2007
Operating Revenues
Insurance services	$17,186	$3,657
Financial services	1,929	5,387
All other	593	(157)
Total segment revenues	$19,708	$8,887

Reconciliation to Consolidated Statements
of Operations:
Total segment revenues	19,708	8,887
Less: intercompany dividends	(76)	-
Total revenues	$19,632	$8,887

Operating Income (Loss):
Insurance services	6,980	(166)
Financial services	(641)	950
All other	(1,041)	(929)
Total segment operating income (loss)	5,298	(145)

Income tax expense (benefit)	1,918	(49)
Minority interest	-	(1)

Net income (loss)	$3,380	$(95)

Balance sheet data:
Identifiable assets
Insurance services	$232,494
Financial services	3,359
All other	48,657
	$284,510

Capital expenditures:
Insurance services	$196
Financial services	19
All other	188
	$403

12.

Stock-Based Compensation

We use the Black-Scholes-Merton option-pricing model to determine the fair value of stock-based awards., For the three months ended March 31, 2008, we recorded compensation cost related to stock options of $155,000 and a related reduction in income taxes of $54,000. The compensation cost is the total fair value, at date of grant, of stock options that vested during the three month period. No compensation costs were capitalized in the three month period ended March 31, 2008.

During the three months ended March 31, 2008, 32,000 options were exercised with an intrinsic value of $323,000. We received cash proceeds of $84,000 and $209,000 in value through cashless exchanges for these options exercised during the first quarter. Also as of March 31, 2008, there was $863,000 of total unrecognized compensation cost related to non-vested shares under our 2005 Incentive and Non-Qualified Stock Option Plan ("2005 Stock Option Plan"), which is expected to be recognized over a weighted-average period of 1.5 years.

The 2005 Stock Option Plan provides for the issuance of up to 650,000 shares of common stock to our directors and key employees. A total of 645,000 of these options have been granted as of March 31, 2008 and 5,000 are available for grants. Of those granted, 19,000 shares have been exercised, 360,000 options are exercisable and 267,000 are not yet exercisable. Our previous plan, the “1995 Incentive and Non-Qualified Stock Option Plan,” provided for the issuance of 1,600,000 shares of common stock to our directors and key employees.  All of the approved options have been granted as of March 31, 2008, 1,286,000 shares have been exercised, 155,000 shares are exercisable and 159,000 options have been canceled. Upon the exercise of an option, we issue the shares from our authorized, but unissued, shares.

No stock options were granted for the three months ended March 31, 2008.  Presented below is a summary of the stock options held by our employees and our directors and the related transactions for the three months ended March 31, 2008.

	Three Months Ended March 31, 2008
	Shares	Weighted Average Exercise Price
Balance at January 1	813,000	$14.24
Options granted	-	-
Options exercised	32,000	9.15
Options forfeited/expired	-	-
Balance at March 31	781,000	$14.45
Options exercisable	515,000	$12.72

The following table summarizes our outstanding and exercisable options at March 31, 2008:

Stock Options Outstanding				Stock Options Exercisable
Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Average Remaining Contractual Life	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Average Remaining Contractual Life
781,000	$14.45	$4,212,000	3.2 yrs.	515,000	$12.72	$3,663,000	2.7 yrs.

(1)

Based on the $19.84 closing price of our stock at March 31, 2008.

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

Net proceeds received by us from the secondary offering, including the over-allotment, were approximately $35,000,000 after deducting underwriting, legal, accounting, and publication fees. Of this total, we contributed $10,000,000 to API to strengthen its capacity to underwrite insurance risks. The balance of the proceeds has been invested primarily in U.S. government and U.S. government agency securities and is available for general corporate purposes including possible acquisitions.

14.

Manditorily Redeemable Preferred Stock

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

Pursuant to Financial Accounting Standards Board (“FASB”) Statement No. 150,  Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity  (“FASB No. 150”), an issuer is required to classify an instrument as a liability if it is issued in the form of shares that are mandatorily redeemable if it embodies an unconditional obligation that requires the issuer to redeem the shares by transferring the entity’s assets at a specified or determinable date(s) or upon an event that is certain to occur. The preferred stock’s mandatory cash redemption feature coupled with a fixed redemption date and fixed amount requires that it be classified as debt, rather than equity. In addition, the preferred stock dividend has been classified as interest expense. As of March 31, 2008, the fair market value of the Series A redeemable preferred stock was $8,658,000, based on the outstanding balance of $9,169,000 discounted at 5.35%.

15.

Minority Interest

The 3% minority interest in Asset Management, a subsidiary within our financial services segment, owned by key individuals within Asset Management, was repurchased by APS Investment Services in the quarter ended September 30, 2007 for a nominal amount.

16.

Income Taxes

The provision for income taxes is based on amounts reported in the statements of income after exclusion of nontaxable income such as interest on state and municipal securities.  Also, certain items of income and expenses are recognized in different time periods for financial statement purposes than for income tax purposes.  Thus, provisions for deferred taxes are recorded in recognition of such temporary differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company and its subsidiaries file a consolidated federal income tax return. Consolidated income tax expense is allocated on the basis of each company's income adjusted for permanent differences.

On January 1, 2007, the Company adopted the provision of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”).  The Company does not believe it has any unrecognized tax benefits included in its consolidated financial statements.  The Company has not recognized any interest or penalties in the consolidated financial statements, nor has it recorded an accrued liability for interest or penalty payments.

Our effective income tax rate for the three months ended March 31, 2008 and the three months ended March 31, 2007 was approximately 36.2% and approximately (33.8%), respectively.

17.

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, Fair Value Measurements.  SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities.  Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts its business.  SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.  Our assessments with respect to assumptions that market participants would make are inherently difficult to determine and use of different assumptions could result in material changes to these fair value measurements.  Effective January 1, 2008, the Company adopted the provisions of SFAS 157 as it relates to financial assets and financial liabilities. The adoption of SFAS 157 did not have a material effect on our results of operations, financial position or liquidity.

Fair value is used on a recurring basis for our equity and fixed maturity, available for sale securities in which fair value is the primary basis of accounting.  Fair value for these securities is the market value based on quoted market prices, when available (Level 1) or quoted prices for similar assets or liabilities in active markets or market prices obtained from third-party pricing services for identical or comparable assets (Level 2). Certain assets and liabilities are not actively traded in observable markets with listed prices or quotes and we must use alternative valuation techniques based on independent dealer quotes on the security and our own assumptions and professional judgment to derive a fair value measurement (Level 3). In these instances when significant valuation assumptions are not readily observable in the market, instruments are valued based on the best available data to approximate fair value. This data would consider a risk premium that a market participant would require. We use prices and inputs that are current as of the measurement date, including periods of market dislocation. Typically, during periods of market dislocation, the observability of prices and inputs may be reduced for the instruments we hold. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or Level 2 to Level 3 during any given period.

The following table presents the estimated fair value of our financial instruments as of March 31, 2008 measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at March 31, 2008 Using:
		Quoted prices	Significant	Significant
		in active markets	other ob-	other unob-
	March 31,	for identical assets	servable inputs	servable inputs
Description	2008	Level 1	Level 2	Level 3
Financial Assets:
Fixed income securities, available for sale	$191,766	$12,493	$172,366	$6,907
Equity securities, available for sale	11,614	11,614	-	-
Total	$203,380	$24,107	$172,366	$6,907

A reconciliation of the beginning and ending balances of our financial instruments for fair value measurements made using significant unobservable inputs (Level 3) follows (in thousands):

Fixed Maturity Securities,
Available for Sale
Balance, January 1, 2008	$11,867
Total gains or losses realized/unrealized:
Included in earnings (or changes in net assets)	(2,581)
Included in other comprehensive income	(169)
Purchases, issuances, and settlements	(2,210)
Tranfers in and/or out of Level 3	-

Balance, March 31, 2008	$6,907

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2008	$(2,644)

Gains and losses (realized and unrealized) included in earnings for the period are reported in net realized investment gains (losses) as follows:

Total gains or losses included in earnings for the period (above)	$(2,585)

Change in unrealized gains or losses related to assets still held at March 31, 2008	$(151)

In estimating the fair values for our equity securities and U.S. Treasury fixed maturity securities, since there is an active, readily tradable market value based on quoted prices, we base our estimates on such prices (Level 1 pricing) as of March 31, 2008, or the measurement date.  Active markets are those in which transactions occur in significant frequency and volume to provide pricing information on an on-going basis. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

For Level 2 pricing if quoted market prices in active markets are not available on the securities we own, fair values are based on the market prices of similar instruments or are estimated using independent pricing services where valuations are based on industry-standard models such as matrix pricing. Level 2 pricing includes our fixed maturity securities that are valued by our independent pricing service using proprietary models or valuation methodologies.  Since fixed maturities other than U.S. treasury securities and certain government obligations do not trade on an daily basis, the pricing service prepares estimates of fair value measurements for these securities based on market inputs including, but not limited to, benchmark curves, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, quoted forward prices, time value, volatility factors, current market and contractual prices for the underlying instrument, and industry news and economic events. The extent of the use of each market input depends on the asset class and the market conditions.

Valuations of fixed maturity securities obtained from independent pricing services are reviewed for reasonableness based upon the specifics of the security, including class, maturity, credit rating, durations, collateral, and comparable markets for similar securities. We may adjust the valuation of securities from these independent pricing services when we believe their pricing does not fairly represent the market value of the investment. When market observable data is not as readily available or if the security trades in an illiquid market, the valuation of financial instruments becomes more subjective and could involve substantial judgment resulting in Level 3 pricing.  For example, this may occur in the valuations provided by independent pricing services in their pricing of certain mortgage-backed securities, including our Alt-A securities.   The pricing of these securities can be influenced by specific characteristics such as the overall structure of the instrument; default rates; demographic and geographic characteristics of the underlying mortgages; support levels; loan to value ratios; and other specific factors underlying these investments.  In order to reflect the fair market value for these securities, we evaluate independent pricing and may adjust these prices based on independent dealer quotes and/or the judgment of the securities professionals in our financial services segment.  As of March 31, 2008, we have adjusted all but our one remaining triple AAA Alt-A securities to lower market values from that indicated by independent pricing services based on indications from dealers which we believe is more reflective of the current sales price of these securities and the ultimate realizable value and accordingly, these securities are included in Level 3 pricing.  For three months ended March 31, 2008, we recognized $2,644,000 of realized losses based on Level 3 pricing assumptions on our remaining A-rated Alt-A securities.  As March 31, 2008, our AA-rated and A-rated Alt-A portfolio based on level 3 pricing assumptions approximates only 2.0% of our total investment portfolio, including unrestricted cash. See Note 4 to the financial statements included herein for additional discussion regarding our Alt-A write-down.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), “APS,” “we,” “our,” “us” and the “Company” refer to American Physicians Service Group, Inc., together with its subsidiaries, unless the context requires otherwise. The following MD&A should be read in conjunction with the accompanying consolidated financial statements for the three months ended March 31, 2008, included in Part I, Item 1, As well as the audited, consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the United States Securities and Exchange Commission (the “SEC”) on March 13, 2008.

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

The foregoing factors should not be construed as exhaustive and we caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this quarterly report. In addition to any risks and uncertainties specifically identified in the text surrounding forward-looking statements, you should consult with our other filings under the Securities Act of 1933 and the Securities Act of 1934, for factors that could cause our actual results to differ materially from those presented.

Business Overview

We provide (1) insurance services, specifically medical professional liability insurance in Texas and (2) financial services, including brokerage and investment services to individuals and institutions.

Insurance Services. We provide medical professional liability insurance primarily in Texas, where our insurance subsidiary, API, has written business for over 30 years. API is authorized to do business in the States of Texas, Arkansas and Oklahoma and specializes in writing medical professional liability insurance for physicians, dentists and other healthcare providers. We became authorized to do business in Oklahoma during the three month period ended September 30, 2007. API currently insures approximately 4,975 physicians, dentists, and other healthcare providers, the vast majority of which are in Texas. Approximately 97% of API’s premiums are written through purchasing groups, which in Texas currently subjects us to less stringent state regulation of premium rates and policy forms. Historically, we operated as the attorney-in-fact manager for API since 1975. In April 2007, we acquired API, thus combining our insurance management experience with an insurance underwriting entity to allow for the increased possibility for expansion into new markets and to assist our efforts for continued growth in existing markets.

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

o

APS Capital. APS Capital is dedicated to the clearing and settlement of trades involving non-securities including syndicated bank loans, trade claims and distressed private loan portfolios. We seek to develop business with clients who trade in distressed markets. We recognize commission revenue, and the related compensation expense, when the transaction is complete and fully funded.

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

The underwriters of the offering were granted a 30-day period to exercise an option to purchase up to 315,000 additional common shares from APS. On July 12, 2007, we announced that the underwriters had exercised their over-allotment option to purchase all of these additional shares of common stock at the public offering price of $16.50 per share. Total common shares outstanding rose from approximately 6,819,000 before the sale of the over-allotment option to approximately 7,134,000 afterwards.

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

Critical Accounting Policies and Estimates

Except for the following critical accounting policy related to the adoption of SFAS 157, effective January 1, 2008, the accounting policies considered by management to be critically important in the preparation and understanding of the financial statements and related disclosures are presented in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2007.

Fair Value Measurements.  In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, Fair Value Measurements.  SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities.  Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts its business.  SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.

Effective January 1, 2008, we adopted SFAS 157, Fair Value Measurements, for our financial assets and financial liabilities, but have not yet adopted SFAS 157 as it relates to nonfinancial assets and liabilities based on the February 2008 issuance of  FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which permits a one-year deferral of the application of  SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  The adoption of SFAS 157 as it pertains to financial assets and liabilities did not have a material impact on our results of operations, financial position or liquidity. We will adopt FAS 157 for non-financial assets and non-financial liabilities on January 1, 2009 and do not expect the provisions to have a material effect on its results of operations, financial position or liquidity. For additional disclosures, see Note 17, Fair Value Measurements.

The standard describes three levels of inputs that may be used to measure fair value:

Level 1

Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2

Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3

Valuations are developed from unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

When determining the fair value measurements for assets and liabilities required or permitted to be recorded at and/or marked to fair value, we consider the principal or most advantageous market in which it would trade and consider assumptions that market participants would use when pricing the asset or liability. When possible, we look to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, we look to market observable data for similar assets and liabilities, independent industry-standard models such as matrix pricing and independent, third-party dealer quotes whose inputs may be less observable than Level 1 pricing.  When market observable data is not as readily available, the valuation of financial instruments becomes more subjective and could involve substantial judgment.  Certain assets and liabilities are not actively traded in observable markets and the Company must use alternative valuation techniques to derive a fair value measurement. See Note 17 included herein to the unaudited financial statements as of and for the period ending March 31, 2008 for additional discussion regarding the adoption of SFAS 157.

Unaudited Pro Forma Condensed Consolidated Financial Information

We are providing the following unaudited pro forma condensed consolidated financial statements to present a picture of the results of operations of the combined company after giving effect to our acquisition of API, absent any operational or other changes, had API’s and our businesses been combined for the periods and at the dates indicated. The pro forma condensed consolidated statements of operations for the three months ended March 31, 2007 are presented as if the API acquisition occurred on January 1, 2007. The unaudited pro forma condensed consolidated financial statements were prepared using the purchase method of accounting.  We recognized equity compensation costs of approximately $1.2 million related to our acquisition of API in the three months ended March 31, 2007, which resulted in a one-time decrease in net income for those three months.

The pro forma adjustments are based upon available information and assumptions that we believe are reasonable. The unaudited pro forma condensed consolidated financial statements are presented for illustrative purposes only and are based on the estimates and assumptions set forth in the notes accompanying these statements, which should be read in conjunction with these unaudited pro forma condensed consolidated financial statements. The companies may have performed differently had they always been combined. You should not rely on this information as being indicative of the historical results that would have been achieved had the companies always been combined or the future results that the combined company will experience. The unaudited pro forma condensed consolidated financial information is not comparable to our historical financial information due to the inclusion of the effects of the API acquisition. The unaudited pro forma condensed consolidated financial statements and the related notes thereto should be read in conjunction with the unaudited consolidated financial statements of the Company for the three months ended March 31, 2007, and the related notes thereto and other information included herein.  The unaudited financial statements of API for the three months ended March 31, 2007 are included in the Form S-1 filed by the Company dated June 19, 2007.

Unaudited Pro Forma Condensed Combined Statement of Operations

For the Three Months Ended March 31, 2007

(In thousands, except per share data)

	API	APSG		Pro Forma		Combined
	Historical	Historical		Adjustments		Pro Forma
REVENUES	3-31-07	3-31-07		"Merger"		3-31-07
				(Note 4)
Premiums and maintenance fees written	$15,466	$-		$-		$15,466
Premiums ceded	(2,407)					(2,407)
Change in unearned premiums & maintenance fees	3,252					3,252
Net Premiums and maintenance fees earned	16,311					16,311

Investment income, net of investment expense	1,791	334		78	(a)	2,100
				(117)	(d)
				14	(b)
Realized capital gains, net	126	(414)				(288)
Management services		3,657		(3,718)	(a)	33
				94	(c)
Financial services		5,292		(306)	(b)	4,986
Other revenue		18				18

Total revenues	18,228	8,887		(3,955)		23,160

EXPENSES

Losses and loss adjustment expenses	10,934			(1,001)	(a)	11,171
				1,238	(d)
Other underwriting expenses	3,214			1,572	(d)	3,230
				(1,650)	(a)
				94	(c)

Amortization of deferred policy acquisition costs	141					141
General and administrative		4,595	(5)	(989)	(a)	781
				(2,927)	(d)
				102	(e)
Financial services expenses		4,437				4,437
Total expenses	14,289	9,032		(3,561)		19,760
						-
Income (loss) from operations	3,939	(145)		(394)		3,400

Federal income tax expense (benefit)	1,326	(49)		(35)	(e)	1,143
				(99)	(b)

Minority interests		(1)				(1)

Net income (loss)	$2,613	$(95)		$(260)		$2,258

Net Income per Share: (Note 10)
Basic		$(0.03)				$0.47

Diluted		$(0.03)				$0.46

Basic weighted average shares outstanding		2,822		1,983		4,805
Diluted weighted average shares outstanding		2,822		1,983		4,928

Notes to Unaudited Pro Forma Condensed

Consolidated Financial Statements

1.

Basis of Presentation

The accompanying unaudited pro forma statements of operations present the pro forma effects of our acquisition of API through the issuance of common and preferred shares of our stock. The statement of operations for the three months ended March 31, 2007 is presented as though the acquisition occurred on January 1, 2007.

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

3.

Adjustments to Historical Financial Statements for Comparability

Following the acquisition, we are primarily an insurance company and, accordingly, we have reclassified our statement of operations in the unaudited pro forma financial information to conform to GAAP as applied to insurance companies.

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

Each share of Series A redeemable preferred stock of API was converted into the right to receive one share of our Series A redeemable preferred stock. The shares of our common stock and Series A redeemable preferred stock issued in the acquisition were subject to a 180-day lock-up period in which the holders of such shares were prohibited from transferring their shares. This lock-up period expired on September 28, 2007.

The purchase accounting and pro forma adjustments related to unaudited pro forma balance sheet and statements of operations as a result of the acquisition are as follows:

(a)

Records the elimination of the revenue component of management fee and sub-producer commissions by the Company, the management fee expense by API and the sub-producer expenses by the Company for the three months ended March 31, 2007.

(b)

Records the elimination of intercompany revenue by APS Investment Services for investment trading fees for managing API’s fixed income investment portfolio and records related other comprehensive income at API, change in amortization of bond premium and tax expense. The net effect on retained earnings is $193,000 for the three months ended March 31, 2007.

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

Results of Operations

With the acquisition of API on April 1, 2007, our consolidated revenue and earnings are now predominately derived from medical professional liability insurance provided through our Insurance Services segment. Prior to April 1, 2007, the historical results of operations of our Insurance Services segment were determined by the management fees we received from API pursuant to a management agreement and the expenses incurred in managing API’s operations such as personnel expenses, rent, office expenses and technology costs. The management agreement obligated API to pay management fees to us based on API’s earned premiums before payment of reinsurance premiums. The management fee percentage was 13.5% of API’s earned premiums. In addition, any pre-tax profits of API were shared equally with us (profit sharing) so long as the total amount of profit sharing did not exceed 3% of earned premiums. When we acquired API, our management agreement with API was terminated and our consolidated results of operations are no longer affected by management fees from API; but, rather our results of operations are now directly affected by premiums API earns from the sale of medical professional liability insurance, investment income earned on assets held by API, insurance losses and loss adjustment expenses relating to the insurance policies API writes as well as commissions and other insurance underwriting and policy acquisition expenses API incurs.

The following table sets forth selected historical financial and operating data for the Company. Our results of operations for the three months ended March 31, 2008 and 2007 includes the historical financial and operating results of the Company prior to and subsequent to the acquisition of API on April 1, 2007. The selected income statement data below for the three months ended March 31, 2008 and 2007, is derived from our consolidated unaudited financial statements which management believes incorporate all of the adjustments necessary for the fair presentation of the financial condition and results of operations for such periods. Equity compensation expense of approximately $1,200,000 related to our acquisition of API is included in three months ended March 31, 2007 results from operations. Actual financial results through March 31, 2008 may not be indicative of future financial performance. Certain Non-GAAP financial measures are included in the underwriting ratio section table below as these ratios represent insurance industry-specific financial performance measures.

For comparative purposes, we have also included on a pro forma basis the results of operations for the three months ended months ended March 31, 2007 of the Company and API as if the acquisition had occurred on January 1, 2007. Any reference in the MD&A Section below to “on a pro forma basis” is as if the Company acquired API on January 1, 2007.

Selected Condensed Consolidated Historical and Pro Forma Financial and

Operating Data of American Physicians Service Group, Inc.

(in thousands, except share, per share and ratio data)	Three Months ended March 31,
	2008	2007	2007
	Actual	Actual	Proforma
Income Statement Data:
Gross premiums and maintenance fees written - direct and assumed	$14,736	$-	$15,466
Premiums ceded	1,395	-	(2,407)
Net premiums and maintenance fees written	16,131	-	13,059
Net premiums and maintenance fees earned	17,354	-	16,311
Investment income, net of investment expenses	3,056	334	2,119
Realized capital gains (losses) - net	(2,595)	(414)	(208)
Management services	11	3,657	-
Financial services	1,800	5,292	4,910
Other revenue	6	18	33
Total revenues	19,632	8,887	23,165
Losses and loss adjustment expenses	7,509	-	11,171
Other underwriting expenses	2,604	-	3,230
Change in deferred acquisition costs	93	-	141
Management services expenses	-	3,823	-
Financial services expenses	2,570	4,437	4,437
General and administrative expenses	1,558	772	786
Total expenses	14,334	9,032	19,765
Income (loss) from operations	5,298	(145)	3,400
Income tax expense	1,918	(49)	1,143
Minority Interests	-	(1)	(1)
Net income (loss)	$3,380	$(95)	$2,258

Diluted weighted average shares outstanding	7,297	2,822	4,928
Diluted earnings (loss) per common share	$0.46	$(0.03)	$0.46

Underwriting Ratios:
Loss ratio (1)(4)
Accident year	52%	N/A	69%
Prior years	-9%	N/A	0%
Calendar year	43%	N/A	69%
Expense ratio (2)(4)	16%	N/A	21%
Combined ratio (3)(4)	59%	N/A	90%

(1) Loss ratio is defined as the ratio of losses and loss adjustment expenses to net premiums and maintenance fees earned.

(2) Expense ratio is defined as the ratio of other underwriting expenses and net change in deferred acquisition costs to  net premiums and maintenance fees earned.

(3) Combined ratio is the sum of the loss ratio and the expense ratio.

(4) Ratios for Actual 2007 are not applicable since the acquisition of API occurred on April 1, 2007.

The discussion that follows should be read in connection with the unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report. For additional information regarding the pro forma results of operations of the Company and API had the transaction occurred on January 1, 2007, respectively, please see Note 4 to the Unaudited Financial Statements.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Actual

Revenues increased $10,745,000 (121%) to $19,632,000 from $8,887,000 for the three months ended March 31, 2008 compared to the same three month period for 2007. Our income from operations increased $5,443,000 to $5,298,000 from $(145,000) for current year three month period compared to 2007. Our net income increased $3,475,000 to $3,380,000 from $(95,000) for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. Lastly, our diluted net income per share increased $0.49 to $0.46 for the three months ended March 31, 2008 from $(0.03) for the three months ended March 31, 2007.

Pro forma

Pro forma revenues decreased $3,528,000 (15%) to $19,632,000 from $$23,160,000 for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Our income from operations increased $1,898,000 (56%) to $5,298,000 from $3,400,000 for the current three month period in 2008 compared to the same period for 2007. Our net income increased $1,122,000 (50%) to $3,380,000 from $2,258,000 for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. Diluted net income per share was $0.46 for the three months ended March 31, 2008 and 2007, respectively.

The explanations for these changes are described below.

Gross Premiums and Maintenance Fees Written

Actual

Gross premiums and maintenance fees written increased to $14,736,000 from $0 for the three months ended March 31, 2008 as compared to the three month period ended March 31, 2007 as a result of the acquisition of API on April 1, 2007.

Pro forma

On a pro forma basis, gross premiums and maintenance fees written decreased $730,000 (5%) to $14,736,000 from $15,466,000 for the three month ended March 31, 2008 as compared to the same period in 2007. The decrease in gross premiums and maintenance fees written was the result of price declines due to soft market conditions offset by increases in the number of policyholders to 4,975 at March 31, 2008 from 4,781 at March 31, 2007.

Premiums Ceded

Actual

Premiums ceded decreased to $1,395,000 from $0 for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 as a result of the acquisition of API on April 1, 2007.

Pro forma

On a pro forma basis, premiums ceded expenses decreased $3,802,000 to $1,395,000 from ($2,407,000) for the three months ended March 31, 2008 as compared to the same period in 2007. The reinsurance contracts beginning in 2002 through 2008 are variable premium treaties that have various minimum and maximum rates. The actual premium rate will depend upon the ultimate losses ceded to the reinsurer under the related treaty. We, supported periodically by outside consulting actuarial reviews, continually monitor the development of claims subject to reinsurance and adjust premiums ceded for estimated profit sharing provisions based on claims development in the reinsurance layers. The pro forma decrease in premiums ceded of $3,802,000 is primarily the result of lower estimated ceding rates due to lower estimated loss and loss adjustment expenses for prior treaty years 2002 through 2005. This prior year favorable development in the reinsurance layer resulted in us recognizing $2,718,000 as a reduction to ceded premiums for the three months ended March 31, 2008.  We did not recognize any prior year favorable development for the three months ended March 31, 2007. Additionally, ceded premiums decreased year over year due to the Company retaining 40% of any claim in excess of $250,000 on individual claims and $350,000 on multiple insured claims for the 2008 reinsurance treaty. We retained 20% of any excess on the 2007 treaty. We are retaining this additional risk in the reinsurance layer based on decreases in claims and coverage limits since the passage of tort reform legislation in Texas in 2003. In addition, ceded premiums are lower for the current period due to lower earned premiums for the first quarter of 2008 as compared to 2007.

Net Premiums and Maintenance Fees Earned

Actual

Net premiums and maintenance fees earned increased to $17,354,000 from $0 for the quarter ended March 31, 2008 as compared to the first quarter of 2007 as a result of the acquisition of API on April 1, 2007.

Pro forma

On a pro forma basis, net premiums and maintenance fees earned increased by $1,043,000 (7%) to $17,354,000 from $16,311,000 for the three months ended March 31, 2008 as compared to the same period in 2007. While written premiums and maintenance fees were down $730,000 year over year primarily due to rate decreases, the aforementioned favorable development for the prior years’ reinsurance treaties contributed to the increase in net earned amounts.

Investment Income

Actual

Investment income, net of investment expenses increased by $2,722,000 (815%) to $3,056,000 from $334,000 for the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007 as a result of a substantial increase in invested assets resulting from the acquisition of API on April 1, 2007 and from capital received from our common stock offering in June 2007.

Pro forma

On a pro forma basis, investment income, net of investment expenses, increased by $956,000 (46%) to $3,056,000 from $2,100,000 for the three months ended March 31, 2008 as compared to the same period for 2007. On a pro forma basis, cash and invested assets increased by $43,842,000 (23%) to $234,033,000 at March 31, 2008 from $190,191,000 at March 31, 2007 resulting in the increase in investment income. In addition, the increase in invested assets resulted primarily from the use of proceeds of our common stock offering as well as from positive net cash flow from operating activities.

Realized Capital Gains (Loss)

Actual

Realized capital losses increased $2,181,000 to $2,595,000 from $414,000 for the three months ended March 31, 2008 as compared to the same period in 2007 primarily as a result of “other than temporary” impairment losses incurred during the current quarter on Alt-A collateralized mortgage-backed securities.

Of our entire invested assets, including unrestricted cash, agency-backed mortgage obligations, with underlying collateral consisting of GNMA, FHLMC, or FNMA loans comprise 40% of our portfolio; non-agency collateralized mortgage obligations comprise 13% of our portfolio; 29% is comprised of U.S. Treasury, government agency bonds and notes, municipal tax exempt bonds and corporate bonds and the remaining 18% is cash, equities and other invested assets. The majority of the non-agency CMO’s in our portfolio have underlying mortgages categorized as “Prime” quality loans, and none of our CMO’s have underlying mortgages classified as “Subprime.” However, within our portfolio at March 31, 2008 there were eight CMO securities with collateral classified as “Alternative-A” or “Alt-A.” These Alt-A securities are generally considered to have underlying mortgages with underwriting characteristics that are stronger than “Subprime” mortgages but less stringent than “Prime” mortgages. All of our Alt-A securities are investment grade, currently rated either AAA, AA or A.

Beginning with the three months ended September 30, 2007, we saw a significant and rapid decline in the market value of our Alt-A securities, particularly those with an A rating. In evaluating this decline, we considered the deepening national housing crisis and its potential effects on the underlying collateral and concluded that the decreases in value of our A rated Alt-A securities should be considered to be “other than temporary” as defined in Statements of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The amount of the pretax charge to earnings associated with this adjustment for the three months ended March 31, 2008 was $2,644,000. There was no adjustment made for the three months ended March 31, 2007. In November 2007, we sold one of the AA rated Alt-A securities with a book value of approximately $1,100,000 and recorded a modest loss. In January 2008, we sold two AAA rated Alt-A securities with a book value of approximately $2,100,000.  We recognized a modest gain on the sale of these securities. Our total book value in Alt-A securities was $6,395,000 as of March 31, 2008. In April 2008, we sold the remaining AAA rated Alt-A security at a modest loss resulting in 7 remaining Alt-A securities with a book value of approximately $6.2 million. While we have the ability to hold all of our Alt-A securities indefinitely, we continue to closely monitor and evaluate these securities and their underlying collateral. We will continue to consider opportunities to reduce our position in Alt-A securities if we determine that it prudently reduces our exposure to further declines that may be considered “other than temporary.”

The following table reflects the composition of our Alt-A securities as of March 31, 2008 after the other than temporary impairment (dollars in thousands):

			% of Portfolio
Rating Category	"Book" Value	Fair Value	(Fair Value)
AAA	$164	$164	0.1%
AA	3,508	1,997	0.8%
A	2,723	2,723	1.2%
Total	$6,395	$4,884	2.1%

The loss recorded in the first quarter of 2007 represented a write-down of our investment in Financial Industries Corporation (“FIC”) common stock, having previously resolved that declines in FIC’s stock price will be considered to be “other than temporary”. Our policy in regards to our investment in FIC is that we will record pretax charges to earnings should the common stock price on the last day of each interim or annual period fall below the adjusted cost basis of our investment in FIC. In the first three months of 2007, that charge totaled $423,000, calculated by multiplying the total number of FIC shares we own of 385,000 by the change in our adjusted cost basis in FIC common stock at December 31, 2006 of $7.60 per shareand its adjusted cost basis  at March 31, 2007 of $6.50 per share. On January 15, 2008, FIC announced that it has entered into an agreement and plan of merger pursuant to which Americo Life, Inc. will acquire FIC. Under the terms of the agreement, FIC shareholders will receive $7.25 per share in cash. The total transaction is valued at $74.7 million. The merger is subject to customary closing conditions, including shareholder and regulatory approvals. However, there can be no assurance that the transaction will be consummated on these or any other terms. Our policy in regards to our investment in FIC is that we will record pretax charges to earnings should the common stock price on the last day of each interim or annual period fall below the adjusted cost basis of our investment in FIC. Since the basis in our investment in FIC common stock at March 31, 2008 was $5.80 per share and since the fair value of the stock at March 31, 2008 was $6.50, no additional impairment charges were recorded in 2008.  We will continue to monitor and evaluate the situation at FIC including the pending merger.

Pro forma

On a pro forma basis, realized capital losses were $2,595,000 for the quarter ended March 31, 2008 versus a loss of $288,000 for the prior year quarter. The increase in losses for the current quarter is primarily due to other than temporary impairment charges of $2,644,000 offset by other net gains of $49,000 in the current quarter, resulting from fair market value declines in our investment in Alt-A collateralized mortgage-backed securities. For the 2007 quarter, we incurred realized losses primarily on our investment in FIC of $423,000 offset by net pro forma gains of $206,000 related to API’s sales of investments. Both of these realized investment losses are discussed above under actual results.

Management Services Revenue

Actual

 Prior to the acquisition of API, the historical results of operations of our Insurance Services segment were determined by the management fees we received from API pursuant to a management agreement and the expenses incurred in managing API’s operations. In conjunction with the merger with API on April 1, 2007, our management agreement was terminated as of March 31, 2007 and as such is no longer included in our consolidated results of operations. Management Services revenue decreased by $3,624,000 to $33,000 from $3,657,000 for the three months ended March 31, 2008 compared to the 2007 quarter. As a result of our acquisition of API, we recorded management fee revenue including the contingent management fee only through the quarter ended March 31, 2007.

Financial Services Revenues

Actual

Our Financial Services revenue decreased $3,492,000 (66%) to $1,800,000 from $5,292,000 for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  APS Financial, our broker/dealer, derives most of its revenue from transactions in the fixed income market, in both investment and non-investment grade securities.  Commission revenue at APS Financial was down by $3,018,000 (66%) driven by various factors, including the extremely poor credit market conditions resulting from the well-publicized issues in the mortgage lending markets, and the resulting inclination of investors, including a major client, to remain inactive.  The same general market conditions affected the combined revenues derived from our investment banking divisions and bank debt/trade claims entity, APS Capital.  The latter’s revenue declined $444,000 (88%) to $60,000 from $504,000. In general, all debt asset classes performed poorly during the quarter and traded at historic wide spreads compared to the treasury market.

Pro forma

On a pro forma basis, Financial Services revenue decreased by $3,186,000 (64%) to $1,800,000 for the three months ended March 31, 2008 from $4,986,000 for the three months ended March 31, 2007. The same reasons for the decline in actual revenues above also explain the differences in pro forma comparative revenues.

Loss and Loss Adjustment Expenses

Actual

As a result of the acquisition of API on April 1, 2007, loss and loss adjustment expenses increased to $7,509,000 from $0 for the three months ended March 31, 2008 compared to the same quarter for 2007.

Pro forma

On a pro forma basis, loss and loss adjustment expenses for the three months ended March 31, 2008 decreased by $3,662,000 (33%) to $7,509,000 from $11,171,000 for the first quarter of 2008 compared to the first quarter of 2007. The decrease on a pro forma basis is the result of lower accident year loss and loss adjustment expense and higher favorable development on prior year losses in 2008 as compared to 2007. For the three months ended March 31, 2008, current accident year loss and loss adjustment expenses totaled $9,056,000 based on 89 claims reported and prior year losses developed favorably by $1,547,000 as a result of reductions in our estimates of claims severity, principally the 2003 through 2005 report years. For the three months ended March 31, 2007, current accident year loss and loss adjustment expenses were $11,171,000 based on 103 claims reported and there was $35,000 of unfavorable development on prior years. The positive effects of 2003 tort reform in Texas on claim frequency and average claim severity has resulted in continued favorable development of reserves and improved claim development patterns. API has favorably settled a number of post-tort reform claims from the 2004 and 2005 report years at below the reserved amounts. However, even though reported claims have decreased by 14 claims in the first quarter of 2008 compared to the same period in 2007, we continue to accrue our current accident year losses conservatively based on increases in policyholder count from 4,781 as of March 31, 2007 to 4,975 as of March 31, 2008.

 We continually review and update the data underlying the estimation of the loss and loss adjustment expense reserves and make adjustments that we believe the emerging data warrant. Any adjustments to reserves that are considered necessary are reflected in the results of operations in the period the estimates are changed. As of March 31, 2008, we continue to reserve at the upper end of the reserve range.

Other Underwriting Expenses and Net Change in Deferred Acquisition Costs

Actual

 Other underwriting expenses increased to $2,604,000 from $0 for the three months ended March 31, 2008 compared to the comparable three months of 2007 as a result of the acquisition of API on April 1, 2007.

Pro forma

On a pro forma basis, other underwriting expenses decreased by $626,000 (19%) to $2,604,000 from $3,230,000 for the three months ended March 31, 2008 as compared to the same period in 2007. Other underwriting expenses consist primarily of commissions to agents, premium taxes and other general underwriting expenses related to managing our Insurance Services segment. The pro forma decrease of $626,000 for 2008 is mainly attributable to higher stock-based compensation expenses and legal and auditing fees incurred during the three months ended March 31, 2007 as a result of the acquisition of API. On a pro forma basis, the net change in deferred acquisition costs, which is comprised of the change in deferred and amortized commissions paid to agents on new and renewal business and deferred and amortized premium taxes, decreased for the three months ended March 31, 2008 by $48,000 to $93,000 from $141,000 for the comparable period in 2007 due to new costs capitalized exceeding the amortization of prior deferred expenses.

Management Service Expenses

Actual

Prior to the acquisition of API, the historical results of operations of our Insurance Services segment were determined by the management fees we received from API pursuant to a management agreement and the expenses incurred in managing API’s operations.  In conjunction with the merger with API on April 1, 2007, our management agreement was terminated as of March 31, 2007 and as such is no longer included in our consolidated results of operations. Thus, as a result of the merger, insurance management services expenses decreased to zero in the three months ended March 31, 2008 compared to $3,823,000 during the same period in 2007. Insurance services expenses were recorded only through the quarter ended March 31, 2007.

 Financial Services Expenses

Actual

Our Financial Services expenses decreased $1,867,000 (42%) to $2,570,000 from $4,437,000 for the three months ended March 31, 2008 compared to the same period in 2007. The primary reason for the current year decrease is a reduction of commission expenses on bond and trade claim transactions of $2,003,000 (67%) to $982,000 in 2008 from $2,985,000 in 2007 resulting from the decline in trading activity and associated commission revenues mentioned above. In addition, incentive compensation costs decreased $221,000 (100%) in the first three months of 2008 as a result of the net loss before incentive compensation in 2008 compared to net income before incentive compensation of $1,166,000 in 2007. Legal and professional expenses were also higher for the three months ended March 31, 2008 by $387,000 (535%) to $459,000 from $72,000 due primarily to costs incurred related to two ongoing legal disputes.

General and Administrative Expenses

Actual

General and administrative expenses increased $786,000 (102%) to $1,558,000 from $772,000 for the three months ended March 31, 2008 compared to 2007. The increase in general and administrative expenses in the current year includes higher salaries of $158,000 or 89% resulting primarily from our hiring a President and Chief Operating Officer and in April, 2007 in addition to adding a new Treasurer position in November of 2007; higher accrued incentive compensation of $176,000 or 133%, due primarily to higher net earnings resulting primarily from the acquisition of API in April 2007; higher board fees of $355,000 or 509% resulting from deferred compensation awarded to board members as a result of record earnings in 2007 as well as due to a greater number of directors and increased fees paid to each non-management board member for their service to the Company; and higher legal and professional fees of $76,000 or 91% resulting primarily from increased financial audit fees accrued as a result of our becoming a much larger, more technically complex company since the acquisition of API.  Partially offsetting these increases was a decrease in other compensation expense of $149,000, or 92% resulting from deferred compensation awarded to officers and key employees in the first three months of 2007 but not in 2008.

Minority Interest

The 3% minority interest in Asset Management, a subsidiary within our Financial Services segment, owned by key individuals within Asset Management, was repurchased by APS Investment Services in the third quarter of 2007 for a nominal amount.

Liquidity and Capital Resources

The primary sources of our liquidity for the three months ended March 31, 2008, are funds provided by insurance premiums collected, net investment income, recoveries from reinsurers and proceeds from the maturity and sale of invested assets. In addition, we received a federal income tax refund for over-payment of estimated 2007 federal income taxes, the result of estimated payments being calculated on an annualized basis and that amount being higher than was actually earned in 2007. The primary uses of cash are losses from insurance claims, loss adjustment expenses, operating expenses, the acquisition of invested and fixed assets and reinsurance premiums.

Cash Flows. Our total cash and cash equivalents balance at March 31, 2008, was $29,074,000, an increase of $10,683,000 (58%) in the current year as cash provided by operating activities more than offset net cash used in investing and financing activities. Our cash flows provided from operating activities totaled $14,508,000 for the current year on the strength of reinsurance reimbursements totaling $6,450,000 and from net income of $3,380,000. In addition, we received a $1,957,000 federal income tax refund mentioned above. Our Insurance Services segment generated the bulk of the cash received from operating activities, the result of increased premium and maintenance fee receipts and decreased claims payouts. Our cash flows used in investing activities totaled $2,672,000 in the first quarter of 2008 primarily as a result of purchases of available-for-sale fixed income securities in excess of proceeds from their sale. Cash used in financing activities totaled $1,153,000 for the three months ended March 31, 2008 primarily as a result of repurchases of our common stock, consistent with our previously announced share repurchase program.

Historically, we have maintained a strong working capital position and, as a result, we have been able to satisfy our operational and capital expenditure requirements with cash generated from our operating and investing activities. These same sources of funds have also allowed us to pursue investment and expansion opportunities consistent with our growth plans. Although there can be no assurance our operating activities will provide positive cash flow for the remainder of 2008, we are optimistic that our working capital requirements will be met for the foreseeable future for the following reasons: (1) our current cash position is very strong, with a balance of approximately $29,000,000; and (2) a large portion of our approximate $205,000,000 investment portfolio is in short-term, highly liquid bonds and other fixed income securities.

Other Significant Balance Sheet Accounts. Reinsurance recoverables decreased by $2,022,000 (10%) to $17,997,000 at March 31, 2008 from $20,109,000 primarily as a result of the favorable development in the reinsurance layer of $2,718,000 as discussed in Note 7 to the unaudited financial statements included herein and Item 2, Management’s Discussion and Analysis and Results of Operations.

In addition to an adjustment to premiums ceded, estimates of ultimate reinsurance ceded premium amounts compared to the amounts paid on a provisional basis give rise to a balance sheet asset classified as “Other Amounts Receivable Under Reinsurance Contracts” or a balance sheet liability classified as “Funds Held Under Reinsurance Treaties.” Furthermore, each retrospective treaty requires a 24 or 36 month holding period before any premium adjustments or cash can be returned or paid. The ultimate settlement amount is not determined until all losses have been settled under the respective treaties. As of March 31, 2008, API had recorded a balance sheet asset, “Other Amounts Receivable Under Reinsurance Contracts” of $107,000 and a balance sheet liability, “Funds Held Under Reinsurance Treaties” of $5,311,000, which represent the differences between the estimates of ultimate reinsurance premiums ceded amounts for the 2002 through 2008 treaty years as compared to the amounts paid on a provisional basis.

Other amounts receivable under reinsurance contracts decreased $4,428,000 (98%) to $107,000 at March 31, 2008 from $4,535,000 at December 31, 2007 due to a net payment of $7,045,000 received from reinsurers primarily for the initial reimbursement for the excess reinsurance premiums paid on a provisional basis for the 2005 treaty year.

Accrued expenses and other liabilities decreased $4,270,000 (59%) to $2,917,000 at March 31, 2008 from $7,187,000 at December 31, 2007 primarily as a result of payment of approximately $3,078,000 of accrued 2007 incentive compensation in March, 2008.

Federal income taxes payable increased $5,089,000 to $3,132,000 at March 31, 2007 from a receivable of $1,957,000 at December 31, 2007 primarily as a result of taxes payable on 2008 earnings in addition to a receipt in the current quarter of a 2007 federal income tax refund described in the Liquidity and Capital Resources section above.

Line of Credit. We had a $3,000,000 line of credit that was originally established in November 2003 with PlainsCapital Bank. The line of credit called for interest payments only to be made on any amount drawn until April 15, 2008, when the entire amount of the line of credit, principal and interest then remaining unpaid, became due and payable. At April 15, 2008, there had never been any advances taken against this line of credit and we elected to not renew this line of credit.

Capital Expenditures. In April 2007 we entered into a contract with a vendor to provide us with, and assist in the implementation of, an integrated policy and claims administration system. The total cash outflow for the project is anticipated to be approximately $1,900,000 of which $1,041,000 has been capitalized to date.  Our capital expenditures for equipment were $403,000 in the three months ended March 31, 2008 of which approximately $194,000 were expenditures related to this software implementation project. We expect to incur additional capital expenditures of approximately $859,000 for the remainder of this project, which are to be funded from cash on hand over the next twelve months.

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

Adoption of Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS No. 157, “Accounting for Fair Value Measurements”, effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FSP FAS 157-2 which would delay the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. This Statement defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. We have adopted this standard for the three months ended March 31, 2008 and a more detailed discussion is included in Note 17 to evaluating the impact, if any, the adoption of this standard will have on our financial position, results of operations or cash flows.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of March 31, 2008.

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

We invest our assets primarily in fixed-maturity securities, which as of March 31, 2008 and December 31, 2007 comprised approximately 82% and 86% of total investments, including unrestricted cash balances, at market value. As of March 31, 2008 and December 31, 2007, the fair value of investments in fixed maturity securities was $191,766,000 and $191,609,000.

The fixed-income maturities consist predominately of investment grade U.S. government agency and non-agency collateralized mortgage obligations and U.S. government agency mortgage-backed bonds for the purpose of generating ample cash flow to meet claim funding requirements while maintaining a reasonable investment yield.

We have exposure to credit risk primarily as a holder of fixed-income securities. We control this exposure by emphasizing investment grade quality in the fixed-income securities we purchase. At March 31, 2008 and at December 31, 2007, substantially all of our fixed-income portfolio consisted of investment grade securities. We believe that this concentration of investment grade securities limits our exposure to credit risk on our fixed-income investments.  For additional discussion of our fixed income securities including our Alt-A securities and related other than temporary impairment, see Note 4 to unaudited financial statements included herein and Item 2. Management’s Discussion and Analysis and Results of Operations.

Equity securities comprised approximately 5% of total investments, including unrestricted cash, at market value as of March 31, 2008 and December 31, 2007, respectively. As of March 31, 2008 and December 31, 2007, the fair value of investments in equity securities was $11,614,000 and $11,406,000, respectively.

Equity securities are subject to equity price risk, which is defined as the potential for loss in market value due to a decline in equity prices. The value of common stock equity investments is dependent upon the general conditions in the securities markets and the business and financial performance of the individual companies in the portfolio. Values are typically based on future economic prospects as perceived by investors in the equity markets. We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that such declines in the fair value of such assets below our accounting basis are other-than-temporary. For additional discussion of our equity securities including our investment in Financial Industries Corporation and related other than temporary impairment, see Note 4 to unaudited financial statements included herein and Item 2. Management’s Discussion and Analysis and Results of Operations.

The remainder of the investment portfolio consists of cash and highly liquid short-term investments.

As mentioned above, our invested assets are subject to interest rate risk and equity price risk. The following table presents the effect as of March 31, 2008 on current estimated fair values of the fixed-maturity securities available-for-sale and equity securities assuming a 100-basis point (1%) increase in market interest rates and a 10% decline in equity prices.

	Carrying Value	Estimated Fair Value at Current Market Rates/Prices	Estimated Fair Value at Adjusted Market Rates/Prices (1)
		(in thousands)
Interest rate risk:
Fixed-maturities; available for sale	$191,766	$191,766	$180,158
Equity price risk:
Equity securities	11,614	11,614	10,453

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2008.

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

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the period ended December 31, 2007 which could materially affect our business, financial condition or future results. The risks described in this report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are inapplicable.

(c)  Stock Repurchases for the three months ended March 31, 2008:

Period	Total Number of shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May yet be Purchased under the Plans or Programs (2)

January 1, 2008 – January 31, 2008	21,641	$18.59	21,641	$849,000
February 1, 2008 – February 29, 2008	23,065	$18.16	23,065	$430,000
March 1, 2008 – March 31, 2008	40,318	$19.28	40,318	$3,652,000

(1)

Of the total shares purchased, 71,746 were purchased in open market transactions and 13,278 were purchased in private transactions.

(2)

Our original share repurchase program was announced August 17, 2004, was increased in $2,000,000 increments on December 12, 2005 and on June 30, 2006, $1,000,000 on September 7, 2007 and $4,000,000 on March 5, 2008. As of March 31, 2008, we have a maximum dollar value of $3,652,000 remaining for the future purchase of shares under the Stock Repurchase program.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to vote to security holders during the three months ended March 31, 2008.

ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6.  EXHIBITS

31.1

Section 302 Certification of Chief Executive Officer (1)

31.2

Section 302 Certification of Chief Financial Officer (1)

32.1

Section 906 Certification of Chief Executive Officer (1)

32.2

Section 906 Certification of Chief Financial Officer (1)

________________

(1)

Filed herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Physicians Service Group, Inc.

Date: May 6, 2008	/s/ Marc J. Zimmermann
Marc J. Zimmermann, Chief Financial Officer