Form 10-Q
period 2008-06-30
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 2008-08-06
CIK 724024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-Q

☑	Quarterly Report Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended June 30, 2008
or
☐	Transition Report Pursuant to Sections 13 or 15(d) of the Securities and Exchange Act of 1934 For the transition period from __________ to __________

Commission File Number 001-31434

AMERICAN PHYSICIANS SERVICE GROUP, INC.

(Exact name of registrant as specified in its charter)
Texas	75-1458323
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification No.)

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

Large accelerated filer ☐ Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class Common Stock, $.10 par value	Number of Shares Outstanding At July 31, 2008 7,135,013

AMERICAN PHYSICIANS SERVICE GROUP, INC.

Table of Contents to Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2008

PART 1

FINANCIAL INFORMATION

AMERICAN PHYSICIANS SERVICE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)	June 30,	December 31,
	2008	2007
Assets

Investments:
Fixed maturities available for sale, at fair value	$187,513	$191,609
Equity securities available for sale, at fair value	12,335	11,406
Other invested assets	1,561	1,787
Total investments	201,409	204,802

Cash and cash equivalents	23,783	18,391
Cash - restricted	125	694
Accrued investment income	1,404	1,299
Premium and maintenance fees receivable	16,299	15,946
Reinsurance recoverables on paid and unpaid loss adjustment expenses	18,274	20,019
Other amounts receivable under reinsurance contracts	2	4,535
Deferred policy acquisition costs	2,317	2,514
Subrogation recoverables	230	423
Federal income tax receivable	144	1,957
Deferred tax assets	10,243	7,402
Property and equipment, net	634	350
Intangible assets	1,260	1,045
Other assets	2,538	3,421

Total assets	$278,662	$282,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)	June 30,	December 31,
	2008	2007
Liabilities

Reserve for loss and loss adjustment expense	$98,103	$101,606
Unearned premiums and maintenance fees	33,627	35,417
Reinsurance premiums payable	44	407
Funds held under reinsurance treaties	5,399	4,651
Trade accounts payable	531	996
Accrued expenses and other liabilities	5,758	7,187
Mandatorily redeemable preferred stock	7,416	8,554

Total liabilities	150,878	158,818

Commitments and contingencies

Shareholders' Equity

Preferred stock, $1.00 par value, 1,010,500shares authorized, 8,127 and 9,179 issued and outstanding at June 30, 2008 and December 31, 2007
Common stock, $0.10 par value, 20,000,000 shares authorized, 7,147,226 and 7,213,626 issued and outstanding at June 30, 2008 and December 31, 2007	715	721
Additional paid-in capital	78,026	79,752
Accumulated other comprehensive income (loss), net of taxes	(1,349)	545
Retained earnings	50,392	42,962

Total shareholders' equity	127,784	123,980

Total liabilities & shareholders' equity	$278,662	$282,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES

Gross premiums and maintenance fees written	$15,124	$15,045	$29,860	$15,045
Premiums ceded	(1,019)	3,418	376	3,418
Change in unearned premiums & maintenance fees	489	1,983	1,712	1,983

Net premiums and maintenance fees earned	14,594	20,446	31,948	20,446

Investment income, net of investment expense	2,959	2,506	6,015	2,839
Realized capital gain (loss), net	(1,243)	(49)	(3,838)	(464)
Management services	10	36	21	3,695
Financial services	1,477	6,972	3,277	12,189
Other revenue	26	16	32	34

Total revenues	17,823	29,927	37,455	38,739

EXPENSES

Losses and loss adjustment expenses	1,579	3,162	9,088	3,162
Other underwriting expenses	2,498	2,434	5,102	2,434
Change in deferred policy acquisition costs	104	157	197	157
Management services expenses	-	-	-	3,823
Financial services expenses	3,316	6,330	5,886	10,692
General and administrative expenses	1,161	1,421	2,719	2,192
Impairment of goodwill	-	1,247	-	1,247

Total expenses	8,658	14,751	22,992	23,707

Income from operations	9,165	15,176	14,463	15,032

Income tax expense	3,019	5,368	4,937	5,319
Minority interests	-	1	-	1

Net income before extraordinary gain	$6,146	$9,807	$9,526	$9,712

Extraordinary gain, net of taxes	-	2,264	-	2,264
Net income	$6,146	$12,071	$9,526	$11,976

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income per common share

Basic:
Net income before extraordinary gain	$0.86	$1.98	$1.33	$2.50

Extraordinary gain	-	0.46	-	0.58

Net Income	$0.86	$2.44	$1.33	$3.08

Diluted:
Net income before extraordinary gain	$0.84	$1.93	$1.30	$2.41

Extraordinary gain	-	0.44	-	0.56

Net Income	$0.84	$2.37	$1.30	$2.97

Basic weighted average shares outstanding	7,153	4,955	7,173	3,894

Diluted weighted average shares outstanding	7,284	5,091	7,305	4,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

For the Six Months ended June 30, 2008

(Unaudited)

(In thousands, except share amounts)						Accumulated
			Additional			Other		Total
	Shares	Common	Paid-In	Retained	Comprehensive	Comprehensive	Treasury	Shareholders’
	Outstanding	Stock	Capital	Earnings	Income	Income (Loss)	Stock	Equity
Balance December 31, 2007	7,213,626	$721	$79,752	$42,962	$-	$545	$-	$123,980

Comprehensive income:
Net income	-	-	-	3,380	3,380	-	-	3,380
Other comprehensive income, net of tax:
Unrealized gain on securities, (net of reclassification adjustment)	-	-	-	-	214	214	-	214
Comprehensive income:					3,594
Stock options expensed	-	-	155	-		-	-	155
Stock options exercised- proceeds	9,000	1	83	-		-	-	84
Stock options exercised- exchanged	23,000	2	207	-		-	-	209
Tax benefit from exercise of stock options	-	-	103	-		-	-	103
Treasury stock purchases	-	-	-	-		-	(1,598)	(1,598)
Cancelled treasury stock - purchased	(71,746)	(7)	(1,333)	-		-	1,340	-
Cancelled treasury stock - exchanged	(13,278)	(1)	(257)	-		-	258	-
Common stock awarded	16,500	2	300	-		-	-	302
Balance March 31, 2008	7,177,102	$718	$79,010	$46,342		$759	$-	$126,829

Comprehensive income:
Net income	-	-	-	6,146	6,146	-	-	6,146
Other comprehensive income, net of tax:
Unrealized loss on securities, (net of reclassification adjustment)	-	-	-	-	(2,108)	(2,108)	-	(2,108)
Comprehensive income:					$4,038
Stock options expensed	-	-	165	-		-	-	165
Stock options exercised- exchanged	62,500	7	578	-		-	-	585
Tax benefit from exercise of stock options	-	-	257	-		-	-	257
Treasury stock purchases	-	-	-	-		-	(1,994)	(1,994)
Cancelled treasury stock - purchased	(57,273)	(6)	(1,220)	-		-	1,226	-
Cancelled treasury stock - exchanged	(35,103)	(4)	(764)	-		-	768	-
Dividends paid ($0.30 per share)	-	-	-	(2,096)		-	-	(2,096)
Balance June 30, 2008	7,147,226	$715	$78,026	$50,392		$(1,349)	$-	$127,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net Income	$9,526	$11,976
Adjustments to reconcile net income to cash provided by operating activities:
Amortization and accretion of investments	(253)	-
Depreciation and amortization and other	360	228
Realized (gains) losses, net	3,838	464
Impairment of goodwill	-	1,247
Change in deferred acquisition costs	197	-
Common stock awarded	302	1,563
Stock options expensed	320	-
Extraordinary gain	-	(2,264)
Deferred income tax benefit	(1,462)	(2,220)
Excess tax benefits from stock-based compensation	(360)	(82)
Other non-cash items	(53)	181
Changes in operating assets and liabilities, net of business acquisition:
Restricted cash	569	-
Premium and maintenance fee receivables	(353)	(1,623)
Other amounts receivable under reinsurance contracts	4,533	(1,307)
Reinsurance recoverables on unpaid and paid loss expenses	1,745	3,831
Funds held under reinsurance treaties	748	(3,741)
Reserve for losses and loss adjustment expenses	(3,503)	(6,411)
Unearned premiums and maintenance fees	(1,790)	(1,954)
Other receivables and assets	935	5,634
Federal income tax payable	1,813	2,025
Accrued expenses & other liabilities	(2,433)	4,023
Net cash provided by operating activities	14,679	11,570

Cash flows used in investing activities:
Capital expenditures	(662)	(469)
Proceeds from the sale of available-for-sale equity and fixed income securities	23,739	20,903
Purchase of available-for-sale equity securities and fixed income securities	(26,877)	(51,159)
Funds loaned to others	(433)	(275)
Cash received from API acquisition	-	9,910
Collection of notes receivable and other	495	26
Net cash used in investing activities	(3,738)	(21,064)

Cash flows provided by (used in) financing activities:
Secondary stock offering and over-allotment	-	30,237
Exercise of stock options	84	118
Excess tax benefits from stock-based compensation	360	82
Repurchases of common stock	(2,566)	(576)
Preferred stock redemption	(1,331)	(1,018)
Dividend paid	(2,096)	(1,416)
Net cash provided by (used in) financing activities	(5,549)	27,427

Net change in cash and cash equivalents:	5,392	17,933

Cash and cash equivalents at beginning of period	18,391	4,242
Cash and cash equivalents at end of period	$23,783	$22,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

1.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated unaudited financial statements as of and for the three and the six month periods ended June 30, 2008 and 2007 reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. These consolidated financial statements have not been audited by our independent registered public accounting firm. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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

On an on-going basis, we evaluate our estimates, including our most significant estimates related to: reserve for losses and loss adjustment expenses; death, disability and retirement reserves; reinsurance premiums recoverable/payable; premiums ceded; deferred policy acquisition costs; impairment of assets including the fair value of investments; bad debts; income taxes; and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards, or SFAS No. 141 (Revised December 2007) “Business Combinations” (SFAS 141R). SFAS 141R replaces FASB Statement No. 141, “Business Combinations” but retains the fundamental requirement in SFAS 141 that the acquisition method (referred to as the purchase method in SFAS 141) of accounting be used for all business combinations. SFAS 141R provides new and additional guidance with respect to business combinations including: defining the acquirer in a transaction, the valuation of assets and liabilities when non-controlling interests exist, the treatment of contingent consideration, the treatment of costs incurred to effect the acquisition, the treatment of reorganization costs, and the valuation of assets and liabilities when the purchase price is below the net fair value of assets acquired. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We will adopt the Statement on its effective date.

4.

Acquisition

On April 1, 2007, we acquired all of the issued and outstanding stock of API. We considered several factors in determining to acquire API, including the favorable effects tort reform had on the Texas market, our long-term experience managing API’s operations, our credibility in the marketplace, the common goals we shared with API’s board of directors, the ability to increase API’s capital to support future growth after the acquisition and the increased financial strength of the combined entities. The results of operations for API are included in our consolidated results of operations beginning April 1, 2007. The business combination was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on fair values at the date of acquisition. The total purchase price was $45,167,000 and consisted of 1,982,499 shares of the Company’s common stock, valued at a per share price of $17.635, or $34,961,000 in the aggregate, $35,000 in cash paid in lieu of fractional shares of common stock, 10,197.95 shares of preferred stock valued at $9,179,000, plus costs to complete the acquisition of $992,000. We are required to redeem at least $1 million of the preferred stock each calendar year beginning in 2007, until December 31, 2016, at which time all of the preferred stock must have been redeemed. The preferred stock has a cumulative dividend equal to 3% of the outstanding redemption value per year. In June 2008 and June 2007, respectively, we made the first two required redemptions and payed the dividend.

The following table displays the amount of the purchase price assigned to each major asset and liability of API at the acquisition date, April 1, 2007:

(in thousands)
ASSETS
Investments:
Fixed maturities available for sale	$145,354
Equity securities available for sale	6,851
Other invested assets	1,848
Total investments	154,053
Cash and cash equivalents	9,910
Accrued investment income	793
Premium and maintenance fees receivable	14,647
Other amounts receivable under reinsurance recoverables	1,373
Reinsurance recoverables on paid and unpaid loss adjustment expenses	29,685
Prepaid reinsurance premiums	311
Deferred policy acquisition costs	2,404
Deferred tax assets	4,630
Subrogation recoverables	505
Other assets	358
Total assets	$218,669

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Reserve for losses and loss adjustment expenses	116,227
Unearned premiums and maintenance fees	36,516
Reinsurance premiums payable	253
Funds held under reinsurance treaties	11,112
Federal income tax payable	2,623
Other liabilities	4,507
Total liabilities	171,238

Purchase Price	45,167
Excess of net assets received over cost to acquire (1)	2,264

Total	$218,669

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

The table below reflects the unaudited pro forma results of operations for the six months period ended June 30, 2007 of the Company as if the acquisition had taken place on January 1, 2007 including estimated purchase accounting adjustments.

(in thousands)	Six Months Ended June 30, 2007

REVENUES

Gross premiums and maintenance fees written	$30,511
Premiums ceded	1,011
Change in unearned premiums & maintenance fees	5,235

Net premiums and maintenance fees earned	36,757

Investment income, net of investment expense	4,605
Realized capital gains (loss), net	(338)
Management service	71
Financial services	11,883
Other revenue	34

Total revenues	53,012

EXPENSES

Losses and loss adjustment expenses	14,333
Other underwriting expenses	5,664
Change in deferred policy acquisition costs	298
Financial services expenses	10,692
General and administrative expenses	2,201

Total expenses	33,188

Income from operations	19,824

Income tax expense	6,511
Minority interests	1

Net income	$13,312

5.

Investments

Available-For-Sale Fixed Maturities.  Our entire fixed-income portfolio consists of investment grade securities rated “A” or higher from any of Standard and Poor’s, Moody’s or Fitch with the exception of three bonds with a fair market value of approximately $776,000. The following table reflects the composition of our fixed-income portfolio by security rating category of the issuer, as of June 30, 2008 (dollars in thousands). In cases where the rating agencies had a different rating assigned to a security, the classification in the table used the lower rating.

Rating Category	Fair Value	Percentage
AAA / Aaa	$170,412	91%
AA / Aa	10,238	6%
A / A	6,087	3%
Non-investment grade	776	0%
Total	$187,513	100%

Available-For-Sale Equity Securities.  Our equity portfolio consists of $12,335,000 in available-for-sale equity securities as of June 30, 2008. We utilize two outside investment managers to manage our insurance segment’s equity portfolio.

The amortized cost and estimated fair values of investments in fixed income and equity securities at June 30, 2008 are as follows (in thousands):

	Cost or	Gross	Gross	Estimated
June 30, 2008	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed Maturities:

U.S. treasury notes / bills	$10,262	$440	$-	$10,702
U.S. government agency mortage-backed bonds	30,605	101	77	30,629
U.S. government agency collaterialized mortgage obligations	56,788	719	293	57,214
Collateralized mortage obligations	30,590	324	2,434	28,480
U.S. government agency bonds / notes	30,409	306	27	30,688
Government tax-exempt bonds	25,491	79	436	25,134
Corporate bonds	4,961	-	295	4,666
Total fixed maturities	189,106	1,969	3,562	187,513

Equity securities	12,817	823	1,305	12,335

Total fixed maturities and equity securities	$201,923	$2,792	$4,867	$199,848

The securities acquired as part of API were revalued to market value as of the date of the acquisition, April 1, 2007. Of our entire invested assets, including unrestricted cash as of June 30, 2008, agency-backed mortgage obligations, with underlying collateral consisting of GNMA, FHLMC, or FNMA loans comprise 39% of our portfolio; non-agency collateralized mortgage obligations comprise 13% of our portfolio; 31% is comprised of U.S. Treasury, government agency bonds and notes, municipal tax exempt bonds and corporate bonds and the remaining 17% is cash, equities and other invested assets. The majority of the non-agency CMO’s in our portfolio have underlying mortgages categorized as “Prime” quality loans, and none of our CMO’s have underlying mortgages classified as “Subprime.” However, as of June 30, 2008, within our portfolio there were seven CMO securities with collateral classified as “Alternative-A” or “Alt-A.” These Alt-A securities are generally considered to have underlying mortgages with underwriting characteristics that are stronger than “Subprime” mortgages but less stringent than “Prime” mortgages. All but one of our Alt-A securities are investment grade, currently rated either AA or A and have underlying mortgages with fixed interest rates. During the quarter, one of the Alt-A securities with a book value of $59,000 was downgraded to a “B” rating.

Beginning with the three months ended September 30, 2007, we saw a significant and rapid decline in the market value of our Alt-A securities, particularly those with an A rating. In evaluating this decline, we considered the deepening national housing crisis and its potential effects on the underlying collateral and concluded that the decreases in value of our lowest rated Alt-A securities should be considered to be “other than temporary” as defined in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. The amount of the pretax charge to earnings associated with this adjustment for the three and six months ended June 30, 2008 was $1,124,000 and $3,768,000, respectively with no such charge to earnings for the three and the six months ended June 30, 2007. The aggregate write-down on the Alt-A securities since the quarter ended September 30, 2007 is $8,334,000 and the book value of all the Alt-A securities is $5,073,000 as of June 30, 2008.  While we have the ability to hold all of our Alt-A securities indefinitely, we continue to closely monitor and evaluate these securities and their underlying collateral.

During the three months and six months ended June 30, 2007, we recognized an additional other-than-temporary impairment related to our investment in Financial Industries Corporation (“FIC”) of $231,000 and $655,000, respectively, with no such gains or impairment losses on this investment for the three and six months ended June 30, 2008. On January 15, 2008, FIC announced that it had entered into an agreement and plan of merger pursuant to which Americo Life, Inc. (“Americo”) would acquire FIC. Our policy in regards to our investment in FIC has been that we will record pretax charges to earnings should the common stock price on the last day of each interim or annual period fall below the adjusted cost basis of our investment in FIC. Since the basis in our investment in FIC common stock at June 30, 2008 was $5.80 per share and since the stock's fair value at June 30, 2008 was $6.90, no additional impairment charges were recorded in 2008. On July 17, 2008 the transaction with Americo closed and based on the sale price of $7.25 per share, we anticipate recognizing a $558,000 gain in the third quarter of 2008.

Gross realized gains and losses on fixed maturity and equity securities included in the statement of operations for the three and six month periods ended June 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Realized gains (losses):

Fixed maturities:
Gross realized gain	$24	$4	$129	$3
Gross realized loss	(1,124)	(4)	(3,770)	(4)
Net realized loss	(1,100)	-	(3,641)	(1)

Equities:
Gross realized gain	39	260	73	270
Gross realized loss	(182)	(309)	(270)	(733)
Net realized loss	(143)	(49)	(197)	(463)

Total net realized loss	$(1,243)	$(49)	$(3,838)	$(464)

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

At June 30, 2008, investments with a fair market value of $1,379,000 were on deposit with state insurance departments to satisfy regulatory requirements and these securities are included in fixed maturities, available for sale.

6.

Cash – Restricted

Cash – Restricted represents cash deposits advanced from a customer for a trade claim transaction that has not closed by the end of the period. At the time of receipt, Cash – Restricted and Accounts Payable are increased for an equal amount as no part of this cash is ours until the transaction closes.

7.

Reinsurance

Reinsurance Premiums Ceded.  Under our primary medical professional liability reinsurance contract or excess of loss treaty, certain premiums are ceded to other insurance companies under the terms of the reinsurance agreement. These reinsurance agreements provide us with increased capacity to write additional risk and the ability to write specific risk within our capital resources and underwriting guidelines. The excess of loss treaty provides coverage for losses in excess of API’s retention of $250,000 on individual claims and beginning in 2002, $350,000 on multiple insured claims related to a single occurrence. The 2006 reinsurance contract provides for these same terms with API retaining 10% of the risk above the aforementioned $250,000 and $350,000 retention levels. The 2007 reinsurance contract provides for the same terms with API retaining 20% of the risk above the $250,000 and $350,000 retention levels. The 2008 reinsurance contract provides for the same terms with API retaining 40% of the risk above the $250,000 and $350,000 retention levels. The reinsurance contracts for 2002 through 2008 contain variable premium ceding rates based on loss experience. The ceded premium charged under these contracts will depend upon the development of ultimate losses ceded to the reinsurers under their retrospective treaties. For the three and six months periods ended June 30, 2008, we recorded favorable development to ceded premiums of $284,000 and $3,001,000 respectively, related primarily to prior year variable premium reinsurance treaties as a result of lower estimated ultimate loss and loss adjustment expenses for treaty years 2002 through 2007. For the three and six month periods ended June 30, 2007, we recorded favorable development to ceded premiums of  $5,636,000. The favorable development reflects reductions in our estimates of claim severity as a result of claim closures at less than reserved amounts. During the quarter ended June 30, 2008, we estimated our ceded accrual rate for the 2008 treaty year to be 14.5% of earned premium.

In addition to an adjustment to premiums ceded, estimates of ultimate reinsurance ceded premium amounts compared to the amounts paid on a provisional basis give rise to a balance sheet asset classified as “Other Amounts Receivable Under Reinsurance Contracts” or a balance sheet liability classified as “Funds Held Under Reinsurance Treaties.” Furthermore, each retrospective treaty requires a 24 or 36 month holding period before any premium adjustments or cash can be returned or paid. The ultimate settlement amount is not determined until all losses have been settled under the respective treaties. As of June 30, 2008, we have recorded a balance sheet asset, “Other Amounts Receivable Under Reinsurance Contracts” of $2,000 and a balance sheet liability, “Funds Held Under Reinsurance Treaties” of $5,399,000, which represent the differences between the estimates of ultimate reinsurance premiums ceded amounts for the 2002 through 2008 treaty years as compared to the amounts paid on a provisional basis.

Reinsurance Recoverables.  Ceded reserves for loss and loss adjustment expenses are recorded as reinsurance recoverables. Reinsurance recoverables are the estimated amount of future loss payments that will be recovered from reinsurers, and represent the portion of losses incurred during the period that are estimated to be allocable to reinsurers. There are several factors that can directly affect the ability to accurately forecast the reinsurance recoverables. Many of the factors discussed in Note 8 related to the sensitivities of forecasting total loss and loss adjustment expense reserves also apply when analyzing reinsurance recoverables. Since we cede excess losses above $250,000 on individual claims and $350,000 on multiple insured claims, the trends related to severity significantly affect this estimate. Current individual claims severity can be above or fall below our retention level over the period it takes to resolve a claim.

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

Reinsurance contracts do not relieve us from our obligations to policyholders. We continually monitor our reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Any amount found to be uncollectible is written off in the period in which the uncollectible amount is identified. As of June 30, 2008, all of our reinsurance contracts were with companies in strong financial condition, and we believe there is no need to establish an allowance for uncollectible reinsurance recoverables. We have not experienced any material problems collecting from our reinsurers.

Unsecured reinsurance recoverables at June 30, 2008, that exceeded 10% of total reinsurance paid and unpaid loss and loss adjustment expenses are summarized as follows (in thousands):

Company Name	June 30, 2008
Swiss Reinsurance	$8,659
Transatlantic Reinsurance	$4,112
ACE Tempest Re USA	$2,621
Hannover Ruckversicherrungs	$1,888

Transatlantic Reinsurance, ACE Tempest Re USA, and Swiss Reinsurance are A.M. Best rated “A+” (Superior). Hannover Ruckversicherrungs is A.M. Best rated “A” (Excellent).

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

We write medical malpractice insurance policies which have a lengthy period for reporting a claim (tail coverage) and a long process of litigating a claim through the courts and whose risk factors expose our reserves for loss and loss adjustment expenses to significant variability. These conditions subject our open reported claims and incurred but not reported claims to increases due to inflation, changes in legal proceedings and changes in the law. While the anticipated effects of inflation is implicitly considered when estimating reserves for loss and loss adjustment expenses, an increase in average severity of claims is caused by a number of factors. Future average severities are projected based on historical trends adjusted for changes in underwriting standards, policy provisions and general economic trends. Those anticipated trends are monitored based on actual experience and are modified as necessary to reflect any changes in the development of ultimate losses and loss adjustment expenses. These specific risks, combined with the variability that is inherent in any reserve estimate, could result in significant adverse deviation from our carried reserve amounts. Settlement of claims is subject to considerable uncertainty. We believe the reserves for loss and loss adjustment expenses are reasonably stated as of June 30, 2008.

We recorded $9,088,000 for losses and loss adjustment expenses for the six months ended June 30, 2008, which included $18,913,000 for the current accident year, reduced by $9,825,000 of favorable development for prior report years. The favorable development was primarily the result of loss severity for the 2003 through 2007 report years developing favorably compared to prior period estimates. In addition, the total number of claims closed with indemnity for these report years were less than prior estimates.

9.

Contingencies

We are involved in various claims and legal actions that arise in the ordinary course of business. One of our subsidiaries, APS Capital Corporation (“APS Capital”), is currently party to litigation regarding a disputed bankruptcy trade claim. We believe that the disposition of these matters will not have a material adverse affect on our consolidated financial position, results of operation or cash flows.

10.

Earnings Per Share

Basic earnings per share are based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflect dilution from all contingently issuable shares, such as options. A reconciliation of income and weighted average shares outstanding used in the calculation of basic and diluted income per share from operations follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except for per share data)
Numerator for basic and diluted income per common share:
Net income before extraordinary gain	$6,146	$9,807	$9,526	$9,712
Extraordinary gain, net of tax	-	2,264	-	2,264
Net income	$6,146	12,071	$9,526	$11,976

Denominator:
Denominator for basic income per common share - weighted average shares outstanding	7,153	4,955	7,173	3,894
Effect of dilutive stock options and awards	131	136	132	132
Denominator for diluted income per common share - adjusted weighted average shares outstanding	7,284	5,091	7,305	4,026

Net income - basic	$0.86	$2.44	$1.33	$3.08
Net income - diluted	$0.84	$2.37	$1.30	$2.97

11.

Segment Information

The Company’s segments are distinct by type of service provided. Comparative financial data for the three and six month periods ended June 30, 2008 and 2007 are shown as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating revenue:
Insurance services	$15,792	$22,842	$32,978	$26,499
Financial services	1,563	7,051	3,492	12,363
All other	2,541	809	3,134	652

Total segment revenues	$19,896	$30,702	$39,604	$39,514

Reconciliation to consolidated statement of operations:
Total segment revenues	$19,896	$30,702	$39,604	$39,514
Less: intercompany dividends	(2,073)	(775)	(2,149)	(775)

Total revenues	$17,823	$29,927	$37,455	$38,739

Operating income:
Insurance services	$11,611	$15,842	$18,591	$15,676
Financial services	(1,753)	721	(2,394)	1,671
All other	(693)	(1,387)	(1,734)	(2,315)

Total segment operating income	$9,165	$15,176	$14,463	$15,032

Income tax expense	3,019	5,368	4,937	5,319
Minority interest	-	1	-	1

Income from operations before extraordinary gain	6,146	9,807	9,526	9,712

Extraordinary gain, net of taxes	-	2,264	-	2,264
Net income	$6,146	$12,071	$9,526	$11,976

Capital expenditures:
Insurance services	$101	$15	$297	$422
Financial services	9	19	28	30
All other	149	406	337	17
	$259	$440	$662	$469

Balance sheet data:			June 30, 2008
Identifiable assets:
Insurance services			$230,972
Financial services			2,385
All other			45,305
			$278,662

12.

Stock-Based Compensation

We use the Black-Scholes-Merton option-pricing model to determine the fair value of stock-based awards. For the three months ended June 30, 2008, we recorded compensation cost related to stock options of $165,000 and a related reduction in income taxes of $58,000. For the six months ended June 30, 2008, we recorded compensation cost related to stock options of $320,000 and a related reduction in income taxes of $112,000. The compensation cost is the total fair value, at date of grant, of stock options that vested during the three month period. No compensation costs were capitalized in the three and six month periods ended June 30, 2008.

During the three months ended June 30, 2008, 62,000 options were exercised with an intrinsic value of $784,000. During the six months ended June 30, 2008, 94,000 options were exercised with an intrinsic value of $1,107,000. For the three and six months ended June 30, 2008, we received cash proceeds of $0 and $84,000, respectively. For the three and six months ended June 30, 2008, we received $585,000 and $794,000, respectively, in value through cashless exercises/exchanges for the options exercised. Also as of June 30, 2008, there was $708,000 of total unrecognized compensation cost related to non-vested shares under our 2005 Incentive and Non-Qualified Stock Option Plan ("2005 Stock Option Plan"), which is expected to be recognized over a weighted-average period of 1.2 years.

The 2005 Stock Option Plan provides for the issuance of up to 1,250,000 shares of common stock to our directors and key employees. A total of 644,000 of these options have been granted as of June 30, 2008 and 606,000 are available for grants. Of those granted, 24,000 shares have been exercised, 380,000 options are exercisable and 240,000 are not yet exercisable. Our previous plan, the “1995 Incentive and Non-Qualified Stock Option Plan,” provided for the issuance of 1,600,000 shares of common stock to our directors and key employees.  All of the approved options have been granted as of June 30, 2008, 1,344,000 shares have been exercised, 97,000 shares are exercisable and 159,000 options have been canceled. Upon the exercise of an option, we issue the shares from our authorized, but unissued, shares.

No stock options were granted for the six months ended June 30, 2008.  Presented below is a summary of the stock options held by our employees and our directors and the related transactions for the three and six months ended June 30, 2008.

	Three Months Ended			Six Months Ended
	June 30, 2008			June 30, 2008
		Weighted			Weighted
		Average			Average
		Exercise			Exercise
	Shares	Price		Shares	Price

Balance at April 1	781,000	$14.45	Balance at January 1	813,000	$14.24
Options granted	-	-	Options granted	-	-
Options exercised	62,000	9.35	Options exercised	94,000	9.28
Options forfeited/expired	1,000	19.43	Options forfeited/expired	1,000	19.43
Balance at June 30	718,000	$14.89	Balance at June 30	718,000	$14.89
Options exercisable	477,000	$13.39	Options exercisable	477,000	$13.39

The following table summarizes our outstanding and exercisable options at June 30, 2008:

Stock Options Outstanding				Stock Options Exercisable
Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Average Remaining Contractual Life	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Average Remaining Contractual Life
718,000	$14.89	$5,106,000	3.2 yrs.	477,000	$13.39	$4,109,000	2.8 yrs

(1)

Based on the $22.00 closing price of our stock at June 30, 2008.

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

14.

Manditorily Redeemable Preferred Stock

In conjunction with the acquisition of API we issued 10,198 shares of Series A redeemable preferred stock, par value $1.00 per share, from the 10,500 shares authorized. Holders of Series A redeemable preferred stock are entitled to cumulative dividends thereon at the rate of three percent (3%) per annum payable on the remaining redemption value per share, in priority to the payments of dividends on the common shares. Holders of our Series A redeemable preferred stock have no preemptive rights and have the same voting rights as the holders of our common stock. The shares are non-certificated and mandatorily redeemable. They must be redeemed ratably at not less than $1,000,000 per year, with all remaining outstanding shares being redeemed by December 31, 2016. In June 2007, 1,019 shares of our Series A redeemable preferred stock were redeemed for $1,058,000, which included accrued dividends of $40,000. In June 2008, 1,004 shares of our Series A redeemable preferred stock were redeemed for $1,302,000, which included accrued dividends of $297,000. Early redemption payments on an additional 46 shares of preferred stock accounted for another $29,000 in 2008. Amortized interest on the outstanding balance totaled $193,000.  In the event of any liquidation, the holders of our Series A redeemable preferred stock receive an amount equal to the remaining redemption value before any distribution is made to the holders of our common stock.

Pursuant to Financial Accounting Standards Board (“FASB”) Statement No. 150,  Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity  (“FASB No. 150”), an issuer is required to classify an instrument as a liability if it is issued in the form of shares that are mandatorily redeemable if it embodies an unconditional obligation that requires the issuer to redeem the shares by transferring the entity’s assets at a specified or determinable date(s) or upon an event that is certain to occur. The preferred stock’s mandatory cash redemption feature coupled with a fixed redemption date and fixed amount requires that it be classified as debt, rather than equity. In addition, the preferred stock dividend has been classified as interest expense. As of June 30, 2008, the fair market value of the Series A redeemable preferred stock was $7,416,000, based on the outstanding balance of $8,127,000 discounted at 5.35%.

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

Our effective income tax rate for the three and six months ended June 30, 2008 was approximately 32.9% and 34.1%, respectively. Our effective income tax rate for the three and six months ended June 30, 2007 was approximately 35.4% and 35.4%, respectively.

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

Fair value is used on a recurring basis for our equity and fixed maturity, available for sale securities in which fair value is the primary basis of accounting.  Fair value for these securities is the market value based on quoted market prices, when available (Level 1) or quoted prices for similar assets or liabilities in active markets or market prices obtained from third-party pricing services for identical or comparable assets (Level 2). Certain assets and liabilities are not actively traded in observable markets with listed prices or quotes and we must use alternative valuation techniques based on independent dealer quotes on the security and our own assumptions and professional judgment to derive a fair value measurement (Level 3). In these instances when significant valuation assumptions are not readily observable in the market, instruments are valued based on the best available data to approximate fair value. This data would consider a risk premium that a market participant would require. We use prices and inputs that are current as of the measurement date, including periods of market dislocation. Typically, during periods of market dislocation, the observability of prices and inputs may be reduced for the instruments we hold. This condition could cause an instrument to be reclassified to a lower level during any given period.

The following table presents the estimated fair value of our financial instruments as of June 30, 2008 measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at June 30, 2008 Using:
Description	June 30, 2008	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant other unobservable inputs Level 3

Financial Assets:
Fixed income securities, available for sale	$187,513	$10,703	$173,410	$3,400
Equity securities, available for sale	12,335	12,280	55	-
Total	$199,848	$22,983	$173,465	$3,400

A reconciliation of the beginning and ending balances of our financial instruments for fair value measurements made using significant unobservable inputs (Level 3) follows (in thousands):

Fixed Maturity Securities, Available for Sale
Balance, January 1, 2008	$11,867
Total gains or losses realized/unrealized:
Included in earnings (or changes in net assets)	(3,663)
Included in other comprehensive income	(459)
Purchases, issuances, and settlements	(2,286)
Tranfers in and/or out of Level 3	(2,059)

Balance, June 30, 2008	$3,400

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2008	$(3,768)

Gains and losses (realized and unrealized) included in earnings for the period are reported in net realized investment gains (losses) as follows:

Total gains or losses included in earnings for the period (above)	$(3,669)

Change in unrealized gains or losses related to assets still held at June 30, 2008	$(710)

In estimating the fair values for our equity securities and U.S. Treasury fixed maturity securities, since there is an active, readily tradable market value based on quoted prices, we base our estimates on such prices (Level 1 pricing) as of June 30, 2008, or the measurement date. Active markets are those in which transactions occur in significant frequency and volume to provide pricing information on an on-going basis. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

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

Valuations of fixed maturity securities obtained from independent pricing services are reviewed for reasonableness based upon the specifics of the security, including class, maturity, credit rating, durations, collateral, and comparable markets for similar securities. We may adjust the valuation of securities from these independent pricing services when we believe their pricing does not fairly represent the market value of the investment. When market observable data is not as readily available or if the security trades in an illiquid market, the valuation of financial instruments becomes more subjective and could involve substantial judgment resulting in Level 3 pricing.  For example, this may occur in the valuations provided by independent pricing services in their pricing of certain mortgage-backed securities, including our Alt-A securities. The pricing of these securities can be influenced by specific characteristics such as the overall structure of the instrument; default rates; demographic and geographic characteristics of the underlying mortgages; support levels; loan to value ratios; and other specific factors underlying these investments.  In order to reflect the fair market value for these securities, we evaluate independent pricing and may adjust these prices based on independent dealer quotes and/or the judgment of the securities professionals in our financial services segment.  As of June 30, 2008, we have adjusted all remaining Alt-A securities to lower market values from that indicated by independent pricing services based on indications from dealers which we believe is more reflective of the current sales price of these securities and the ultimate realizable value and accordingly, these securities are included in Level 3 pricing.  For three and six months ended June 30, 2008, we recognized $1,124,000 and $3,768,000 of realized losses based on Level 3 pricing assumptions on our lowest rated Alt-A securities.  As of June 30, 2008, our Alt-A portfolio based on level 3 pricing assumptions approximates only 1.5% of our total investment portfolio, including unrestricted cash. See Note 4 to the financial statements included herein for additional discussion regarding our Alt-A write-downs.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), “APS,” “we,” “our,” “us” and the “Company” refer to American Physicians Service Group, Inc., together with its subsidiaries, unless the context requires otherwise. The following MD&A should be read in conjunction with the accompanying consolidated financial statements for the three and six months ended June 30, 2008, included in Part I, Item 1, As well as the audited, consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the United States Securities and Exchange Commission (the “SEC”) on March 13, 2008.

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

Business Overview

We provide (1) insurance services, specifically medical professional liability insurance in Texas, Arkansas and Oklahoma and (2) financial services, including brokerage and investment services to individuals and institutions.

Insurance Services. We provide medical professional liability insurance primarily in Texas, where our insurance subsidiary, API, has written business for over 30 years. API is authorized to do business in the States of Texas, Arkansas and Oklahoma and specializes in writing medical professional liability insurance for physicians, dentists and other healthcare providers. We became authorized to do business in Oklahoma during the three month period ended September 30, 2007. API currently insures approximately 5,000 physicians, dentists, and other healthcare providers, the vast majority of which are in Texas. Approximately 97% of API’s premiums are written through purchasing groups, which in Texas currently subjects us to less stringent state regulation of premium rates and policy forms. Historically, we operated as the attorney-in-fact manager for API since 1975. In April 2007, we acquired API, thus combining our insurance management experience with an insurance underwriting entity to allow for the increased possibility for expansion into new markets and to assist our efforts for continued growth in existing markets.

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

Recent Transactions

Acquisition.  On April 1, 2007, we acquired all of the issued and outstanding stock of API. The business combination is being accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based on fair values at the date of acquisition. The total purchase price was $45,167,000 and consisted of consideration of 1,982,499 shares of the Company’s common stock, valued at a per share price of $17.635, or $34,961,000 in aggregate, $35,000 in cash paid in lieu of fractional shares of common stock, 10,197.95 shares of preferred stock valued at $9,179,000, plus costs to complete the acquisition of $992,000. We are required to redeem at least $1 million of the preferred stock each calendar year beginning in 2007, until December 31, 2016, at which time all of the preferred stock must have been redeemed. The preferred stock has a cumulative dividend equal to 3% of the outstanding redemption value per year.  In June 2007, 1,019 shares of our Series A redeemable preferred stock were redeemed for $1,058,000, which included accrued dividends of $40,000. In June 2008, 1,004 shares of our Series A redeemable preferred stock were redeemed for $1,302,000, which included accrued dividends of $297,000. In the event of any liquidation, the holders of our Series A redeemable preferred stock receive an amount equal to the remaining redemption value before any distribution is made to the holders of our common stock.

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

When determining the fair value measurements for assets and liabilities required or permitted to be recorded at and/or marked to fair value, we consider the principal or most advantageous market in which it would trade and consider assumptions that market participants would use when pricing the asset or liability. When possible, we look to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, we look to market observable data for similar assets and liabilities, independent industry-standard models such as matrix pricing and independent, third-party dealer quotes whose inputs may be less observable than Level 1 pricing.  When market observable data is not as readily available, the valuation of financial instruments becomes more subjective and could involve substantial judgment.  Certain assets and liabilities are not actively traded in observable markets and the Company must use alternative valuation techniques to derive a fair value measurement. For additional disclosures, see Note 17, Fair Value Measurements, to the unaudited financial statements included herein.

Unaudited Pro Forma Condensed Consolidated Financial Information

We are providing the following unaudited pro forma condensed consolidated financial statements to present a picture of the results of operations of the combined company after giving effect to our acquisition of API, absent any operational or other changes, had API’s and our businesses been combined for the periods and at the dates indicated. The pro forma condensed consolidated statements of operations for the six months ended June 30, 2007 are presented as if the API acquisition occurred on January 1, 2007. The unaudited pro forma condensed consolidated financial statements were prepared using the purchase method of accounting.  We recognized equity compensation costs of approximately $1.2 million related to our acquisition of API in the six months ended June 30, 2007, which resulted in a one-time decrease in net income for that period.

The pro forma adjustments are based upon available information and assumptions that we believe are reasonable. The unaudited pro forma condensed consolidated financial statements are presented for illustrative purposes only and are based on the estimates and assumptions set forth in the notes accompanying these statements, which should be read in conjunction with these unaudited pro forma condensed consolidated financial statements. The companies may have performed differently had they always been combined. You should not rely on this information as being indicative of the historical results that would have been achieved had the companies always been combined or the future results that the combined company will experience. The unaudited pro forma condensed consolidated financial information is not comparable to our historical financial information due to the inclusion of the effects of the API acquisition. The unaudited pro forma condensed consolidated financial statements and the related notes thereto should be read in conjunction with the unaudited consolidated financial statements of the Company for the six months ended June 30, 2007, and the related notes thereto and other information included herein.  The unaudited financial statements of API for the three months ended March 31, 2007 are included in the Form S-1 filed by the Company dated June 19, 2007.

Unaudited Pro Forma Condensed Combined Statement of Operations

For the Six Months Ended June 30, 2007

(In thousands, except per share data)

	API	APSG	Pro Forma		Combined
	Historical	Historical	Adjustments		Pro Forma
REVENUES	3-31-07	6-30-07	“Merger”		6-30-07
			(Note 4)
Premiums and maintenance fees written	$15,466	$15,045	$-		$30,511
Premiums ceded	(2,407)	3,418			1,011
Change in unearned premiums & maintenance fees	3,252	1,983			5,235
Net Premiums and maintenance fees earned	16,311	20,446			36,757

Investment income, net of investment expense	1,791	2,839	78	(a)	4,605
			(117)	(d)
			14	(b)
Realized capital gains, net	126	(464)			(338)
Management services	-	3,695	(3,718)	(a)	71
			94	(c)
Financial services	-	12,189	(306)	(b)	11,883
Other revenue	-	34			34

Total revenues	18,228	38,739	(3,955)		53,012

EXPENSES

Losses and loss adjustment expenses	10,934	3,162	(1,001)	(a)	14,333
			1,238	(d)
Other underwriting expenses	3,214	2,434	1,572	(d)	5,664
			(1,650)	(a)
			94	(c)

Change in deferred policy acquisition costs	141	157			298
Management services expenses	-	3,823	(3,823)	(f)	-
Financial services expenses	-	10,692			10,692
General and administrative	-	2,192	(989)	(a)	2,201
			(2,927)	(d)
			102	(e)
			3,823	(f)

Total expenses	14,289	22,460	(3,561)		33,188
					-
Income (loss) from operations	3,939	16,279	(394)		19,824

Income tax expense (benefit)	1,326	5,319	(35)	(e)	6,511
			(99)	(b)

Minority interests		1			1

Net income (loss)	$2,613	$10,959	$(260)		$13,312

Net Income per Share: (Note 10)
Basic					$3.42

Diluted					$3.31

Basic weighted average shares outstanding					3,894
Diluted weighted average shares outstanding					4,026

Notes to Unaudited Pro Forma Condensed

Consolidated Financial Statements

1.

Basis of Presentation

The accompanying unaudited pro forma statements of operations present the pro forma effects of our acquisition of API through the issuance of common and preferred shares of our stock. The statement of operations for the six months ended June 30, 2007 is presented as though the acquisition occurred on January 1, 2007.

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

(d)

Reclassifies the salaries, marketing, professional fees and general administrative expenses of the attorney-in-fact.

(e)

Records the 3% per annum dividend on our Series A redeemable preferred stock and the imputed interest from recording the liability at fair value.

(f)

Reclassifies management services expenses to general and administrative expenses.

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

The following table sets forth selected historical financial and operating data for the Company. Our results of operations for the three and six months ended June 30, 2008 and 2007 includes the historical financial and operating results of the Company prior to and subsequent to the acquisition of API on April 1, 2007. The selected income statement data below for the three and six months ended June 30, 2008 and 2007, is derived from our consolidated unaudited financial statements which management believes incorporate all of the adjustments necessary for the fair presentation of the financial condition and results of operations for such periods. Equity compensation expense of approximately $1,200,000 related to our acquisition of API is included in six months ended June 30, 2007 results from operations. Actual financial results through June 30, 2008 may not be indicative of future financial performance. Certain Non-GAAP financial measures are included in the underwriting ratio section table below as these ratios represent insurance industry-specific financial performance measures.

For comparative purposes, we have also included on a pro forma basis the results of operations for the six months ended months ended June 30, 2007 of the Company and API as if the acquisition had occurred on January 1, 2007. Any reference in the MD&A Section below to “on a pro forma basis” is as if the Company acquired API on January 1, 2007.

Selected Condensed Consolidated Historical and Pro Forma Financial and

Operating Data of American Physicians Service Group, Inc.

(in thousands, except share, per share and ratio data)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007	2007
	Actual	Actual	Actual	Actual	Proforma
Income Statement Data:
Gross premiums and maintenance fees written - direct and assumed	$15,124	$15,045	$29,860	$15,045	$30,511
Premiums ceded	(1,019)	3,418	376	3,418	1,011
Net premiums and maintenance fees written	14,105	18,463	30,236	18,463	31,522

Net premiums and maintenance fees earned	14,594	20,446	31,948	20,446	36,757
Investment income, net of investment expenses	2,959	2,506	6,015	2,839	4,605
Realized capital gains (losses) - net	(1,243)	(49)	(3,838)	(464)	(338)
Management services	10	36	21	3,695	71
Financial services	1,477	6,972	3,277	12,189	11,883
Other revenue	26	16	32	34	34
Total revenues	17,823	29,927	37,455	38,739	53,012
Losses and loss adjustment expenses	1,579	3,162	9,088	3,162	14,333
Other underwriting expenses	2,498	2,434	5,102	2,434	5,664
Change in deferred acquisition costs	104	157	197	157	298
Management services expenses	-	-	-	3,823	-
Financial services expenses	3,316	6,330	5,886	10,692	10,692
General and administrative expenses	1,161	1,421	2,719	2,192	2,201
Impairment of goodwill	-	1,247	-	1,247	-
Total expenses	8,658	14,751	22,992	23,707	33,188
Income from operations	9,165	15,176	14,463	15,032	19,824
Income tax expense	3,019	5,368	4,937	5,319	6,511
Minority Interests	-	1	-	1	1
Net income before extraordinary gain	6,146	9,807	9,526	9,712	13,312
Extraordinary gain	-	2,264	-	2,264	-
Net income	$6,146	$12,071	$9,526	$11,976	$13,312

Diluted weighted average shares outstanding	7,284	5,091	7,305	4,026	4,026
Diluted earnings per common share	$0.84	$2.37	$1.30	$2.97	$3.31

Underwriting Ratios:
Loss ratio (1) (4)
Accident year	67%	57%	59%	N/A	62%
Prior years	-56%	-42%	-31%	N/A	-23%
Calendar year	11%	15%	28%	N/A	39%
Expense ratio (2) (4)	18%	13%	17%	N/A	16%
Combined ratio (3) (4)	29%	28%	45%	N/A	55%

(1)

Loss ratio is defined as the ratio of losses and loss adjustment expenses to net premiums and maintenance fees earned.

(2)

Expense ratio is defined as the ratio of other underwriting expenses and net change in deferred acquisition costs to net premiums and maintenance fees earned.

(3)

Combined ratio is the sum of the loss ratio and the expense ratio.

(4)

Ratios for the six month Actual 2007 are not applicable since the acquisition of API occurred on April 1, 2007.

The discussion that follows should be read in connection with the unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report. For additional information regarding the pro forma results of operations of the Company and API had the transaction occurred on January 1, 2007, respectively, please see Note 4 to the Unaudited Condensed Consolidated Financial Statements.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenues decreased $12,104,000 (40%) to $17,823,000 from $29,927,000 for the three months ended June 30, 2008 compared to the same three month period for 2007. Our income from operations decreased $6,011,000 (40%) to $9,165,000 from $15,176,000 for current year three month period compared to 2007. Our net income decreased $5,925,000 (49%) to $6,146,000 from $12,071,000 for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. Our diluted net income per share decreased $1.53 (65%) to $0.84 from $2.37 for the three months ended June 30, 2008 as compared to the same three month period in 2007.

The explanations for these changes are described below.

Gross Premiums and Maintenance Fees Written

Gross premiums and maintenance fees written increased $79,000 (1%) to $15,124,000 from $15,045,000 for the three months ended June 30, 2008 as compared to the same period in 2007. The increase in gross premiums and maintenance fees written was the result of increased premium writings in Oklahoma and Arkansas and better than anticipated policy retention offset by price declines due to soft market conditions. We increased the number of policyholders to 5,002 at June 30, 2008 from 4,802 at June 30, 2007.

Premiums Ceded

Premiums ceded increased $4,437,000 to $(1,019,000) from $3,418,000 for the three months ended June 30, 2008 as compared to the same period in 2007. The reinsurance contracts beginning in 2002 through 2008 are variable premium treaties that have various minimum and maximum rates. The actual premium rate will depend upon the ultimate losses ceded to the reinsurer under the related treaty. We, supported periodically by outside consulting actuarial reviews, continually monitor the development of claims subject to reinsurance and adjust premiums ceded for estimated profit sharing provisions based on claims development in the reinsurance layers.

The effect of reinsurance on premiums earned for the three months ended June 30, are as follows (in thousands):

	Three Months Ended June 30,
	2008	2007
Premiums and maintenance fees earned	$15,613	$17,028
Ceded premiums:
Current year	(1,303)	(2,218)
Prior years	284	5,636
Total ceded premiums	(1,019)	3,418

Net premium and maintenance fees earned	$14,594	$20,446

The increase in premiums ceded of $4,437,000 was primarily the result of only recognizing $284,000 of favorable prior reinsurance development for prior years reinsurance treaties during the quarter ended June 30, 2008 as compared to recognizing $5,636,000 of favorable development during the quarter ended June 30, 2007. Excluding the favorable development for prior years’ treaties for both periods, ceded premiums would have decreased $915,000 year over year primarily due to the Company retaining 40% of any claim in excess of $250,000 on individual claims and $350,000 on multiple insured claims for the 2008 reinsurance treaty. We retained 20% of any excess on the 2007 treaty. We are retaining this additional risk in the reinsurance layer based on decreases in claims and coverage limits since the passage of tort reform legislation in Texas in 2003. Also for the second quarter of 2008, ceded premiums for the current treaty year decreased as a result of lower earned premiums and continued improvements in the treaty terms as compared to 2007.

Net Premiums and Maintenance Fees Earned

Net premiums and maintenance fees earned decreased by $5,852,000 (29%) to $14,594,000 from $20,446,000 for the three months ended June 30, 2008 as compared to the same period in 2007. While written premiums and maintenance fees were relatively flat for the current quarter as compared to the prior year quarter, the aforementioned favorable development recognized at June 30, 2007 for prior years’ reinsurance treaties contributed to the decrease in net earned amounts.

Investment Income

Investment income, net of investment expenses, increased by $453,000 (18%) to $2,959,000 from $2,506,000 for the three months ended June 30, 2008 as compared to the same period for 2007. Cash and invested assets increased by $2,635,000 to $225,192,000 at June 30, 2008 from $222,557,000 at June 30, 2007 resulting in the increase in investment income. In addition, the increase in invested assets resulted primarily from positive net cash flow from operating activities.

Realized Capital Gains (Loss)

Realized capital losses increased $1,194,000 to $1,243,000 from $49,000 for the three months ended June 30, 2008 as compared to the same period in 2007 primarily as a result of “other than temporary” impairment losses incurred during the current quarter on Alt-A collateralized mortgage-backed securities.

Of our entire invested assets, including unrestricted cash, agency-backed mortgage obligations, with underlying collateral consisting of GNMA, FHLMC, or FNMA loans comprise 39% of our portfolio; non-agency collateralized mortgage obligations comprise 13% of our portfolio; 31% is comprised of U.S. Treasury, government agency bonds and notes, municipal tax exempt bonds and corporate bonds and the remaining 17% is cash, equities and other invested assets. The majority of the non-agency CMO’s in our portfolio have underlying mortgages categorized as “Prime” quality loans, and none of our CMO’s have underlying mortgages classified as “Subprime.” However, within our portfolio at June 30, 2008 there were seven CMO securities with collateral classified as “Alternative-A” or “Alt-A.” These Alt-A securities are generally considered to have underlying mortgages with underwriting characteristics that are stronger than “Subprime” mortgages but less stringent than “Prime” mortgages. All but one of our Alt-A securities are investment grade, currently rated either AA or A and have underlying mortgages with fixed interest rates. During the quarter, one of the Alt-A securities with a book value of $59,000 was downgraded to a “B” rating.

Beginning with the three months ended September 30, 2007, we saw a significant and rapid decline in the market value of our Alt-A securities, particularly those with an A rating. In evaluating this decline, we considered the deepening national housing crisis and its potential effects on the underlying collateral and concluded that the decreases in value of our A rated Alt-A securities should be considered to be “other than temporary” as defined in Statements of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.  The amount of the pretax charge to earnings associated with this adjustment for the three months ended June 30, 2008 was $1,124,000 with no such charge to earnings for the three months ended June 30, 2007. The aggregate write-down on the Alt-A securities since the quarter ended September 30, 2007 is $8,334,000. While we have the ability to hold all of our Alt-A securities indefinitely, we continue to closely monitor and evaluate these securities and their underlying collateral. We will continue to consider opportunities to reduce our position in Alt-A securities if we determine that it prudently reduces our exposure to further declines that may be considered “other than temporary.”

The following table reflects the composition of our Alt-A securities as of June 30, 2008 after the other than temporary impairment (dollars in thousands):

			% of Portfolio
Rating Category	"Book" Value	Fair Value	(Fair Value)

AA	$3,483	$1,811	0.8%
A	1,531	1,531	0.7%
B	59	59	0.0%
Total	$5,073	$3,401	1.5%

During the three months ended June 30, 2007, we recognized an additional other-than-temporary impairment related to our investment in Financial Industries Corporation (“FIC”) of $231,000, with no such gains or impairment losses on this investment for the three months ended June 30, 2008. On January 15, 2008, FIC announced that it had entered into an agreement and plan of merger pursuant to which Americo Life, Inc. (“Americo”) would acquire FIC. Our policy in regards to our investment in FIC has been that we will record pretax charges to earnings should the common stock price on the last day of each interim or annual period fall below the adjusted cost basis of our investment in FIC. Since the basis in our investment in FIC common stock at June 30, 2008 was $5.80 per share and since the stock's fair value at June 30, 2008 was $6.90, no additional impairment charges have been recorded in 2008. On July 17, 2008 the transaction with Americo closed and based on the sale price for FIC of $7.25 per share, we anticipate recognizing a $558,000 realized gain in the third quarter of 2008.

Financial Services Revenues

Our Financial Services revenue decreased $5,495,000 (79%) to $1,477,000 from $6,972,000 for the three month period ended June 30 2008 compared to the same period in 2007.  APS Financial, our broker/dealer, derives most of its revenue from transactions in the fixed income market, in both investment and non-investment grade securities. Commission revenue at APS Financial was down $3,205,000 (73%) to $1,185,000 from $4,390,000 for the three month period ended June 30, 2008 compared to the same period in 2007 due to a continuing trend of very low transaction activity seen throughout the year. Some of the factors affecting transaction activity include record high oil prices, the well-publicized issues in the mortgage lending markets, banking industry write-downs and the anticipation of the continuation of all these factors in addition to the threat of inflation. The result is the inclination of many of our investors to remain inactive. The same general market conditions affected the combined revenues derived from our investment banking division and the bank debt/trade claims entity.  Bank debt/trade claim revenue declined $1,216,000 (83%) to $254,000 from $1,470,000 for the three month period ended June 30 2008 compared to the same period in 2007 due again to difficult credit market conditions. Investment banking transactions decreased $1,404,000 (98%) to $29,000 from $1,433,000 for the three month period ended June 30 2008 compared to the same period in 2007. While our Financial Services business constitutes a much less significant portion of our consolidated results of operation since the acquisition of API, we will continue to explore ways to reduce costs.  However, a return to profitability for this segment will also depend, to a large extent, on improved market conditions and a corresponding increase in revenues.   We cannot predict when this could occur.

Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses decreased by $1,583,000 (50%) to $1,579,000 from $3,162,000 for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. The decrease is the result of lower accident year loss and loss adjustment expense and higher favorable development on prior year losses in 2008 as compared to 2007. For the three months ended June 30, 2008, current accident year loss and loss adjustment expenses totaled $9,856,000 and prior year losses developed favorably by $8,277,000 as a result of reductions in our estimates of claims severity, principally the 2003 through 2007 report years. For the three months ended June 30, 2007, current accident year loss and loss adjustment expenses were $11,661,000  and there was $8,499,000 of favorable development on prior years. There were 92 claims reported during the three months ended June 30, 2008 compared to 84 claims reported for the three months ended June 30, 2007. The positive effects of 2003 tort reform in Texas on claim frequency and average claim severity has resulted in continued favorable development of reserves and improved claim development patterns. We have favorably settled a number of post-tort reform claims from the 2004 and 2005 report years at below the reserved amounts. We continue to accrue our current accident year losses conservatively based on increases in policyholder count from 4,802 as of June 30, 2007 to 5,002 as of June 30, 2008. As of June 30, 2008, we also continue to reserve at the upper end of the reserve range, in all periods including the current accident year.

Other Underwriting Expenses and Net Change in Deferred Acquisition Costs

Other underwriting expenses increased by $64,000 (3%) to $2,498,000 from $2,434,000 for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. Other underwriting expenses consist primarily of commissions to agents, premium taxes, consulting actuary fees and other general underwriting expenses related to our Insurance Services segment. The increase of $64,000 for 2008 is mainly attributable to increased commissions and premium taxes based on higher written premiums for the three months ended June 30, 2008 as compared to the same period in 2007. The net change in deferred acquisition costs, which is comprised of the change in deferred and amortized commissions paid to agents on new and renewal business and deferred and amortized premium taxes, decreased for the three months ended June 30, 2008 by $53,000 to $104,000 from $157,000 for the comparable period in 2007 due to new costs capitalized exceeding the amortization of prior deferred expenses.

Management Service Expenses

Prior to the acquisition of API, the historical results of operations of our Insurance Services segment were determined by the management fees we received from API pursuant to a management agreement and the expenses incurred in managing API’s operations.  In conjunction with the merger with API on April 1, 2007, our management agreement was terminated as of March 31, 2007 and as such is no longer included in our consolidated results of operations. Therefore, there are no insurance management services expenses for the three months ended June 30, 2008 and 2007. Insurance management services expenses were recorded only through the three months ended March 31, 2007.

Financial Services Expenses

Our Financial Services expenses decreased $3,014,000 (48%) to $3,316,000 from $6,330,000 for the three months ended June 30, 2008 as compared to the same period in 2007. The primary reason for the decrease is a reduction of commission expenses on bond and trade claim transactions of $3,453,000 (81%) to $785,000 from $4,238,000 for the three months ended June 30, 2008 compared to the same period in 2007 due to the decline in trading activity and associated commission revenues mentioned above. In addition, incentive compensation costs decreased $743,000 (100%) for the three months ended June 30, 2008 as compared to the same period in 2007 as a result of the net loss incurred thus far in 2008 for this operating segment. Legal and professional expenses increased $1,013,000 (507%) to $1,213,000 from $200,000 for the three months ended June 30, 2008 compared to the same period in 2007 due primarily to costs incurred related to on-going legal disputes.

General and Administrative Expenses

General and administrative expenses decreased $260,000 (18%) to $1,161,000 from $1,421,000 for the three months ended June 30, 2008 compared to the same period in 2007. The decrease in general and administrative expenses in the current quarter is primarily the result of lower incentive compensation expense. Incentive compensation decreased $326,000 (52%) to $300,000 from $626,000 in the quarter ended June 30, 2008 compared to the same period in 2007 as additional accruals were necessary in 2007 to account for the much higher earnings that resulted from the acquisition of API on April 1, 2007. Partially offsetting this decrease was an increase in interest expense of $84,000 (100%) resulting from interest due to our preferred stock shareholders as a result of our 2007 acquisition of API.

Impairment of Goodwill

Goodwill arose upon the repurchase of an interest in APS Insurance Services from a minority holder in 2003. Goodwill was determined to exist based on earnings expected to be generated from the management agreement with API. With our purchase of API and termination of the management agreement  we determined that the original circumstances creating the goodwill no longer exist and that the entire $1,247,000 balance is impaired and was written down in the quarter ended June 30, 2007.

Minority Interest

The 3% minority interest in Asset Management, a subsidiary within our Financial Services segment, owned by key individuals within Asset Management, was repurchased by APS Investment Services in the third quarter of 2007 for a nominal amount.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenues and all of the other income statement items for the six months ended June 30, 2007 do not include the operations of API for the first three months of 2007, which we acquired on April 1, 2007. We have included below in the pro forma sections a comparison of our operations had the acquisition occurred on January 1, 2007.

Actual revenues decreased $1,284,000 (3%) to $37,455,000 from $38,739,000 for the six months ended June 30, 2008 compared to the same six month period for 2007. Our income from operations decreased $569,000 (4%) to $14,463,000 from $15,032,000 for current year six month period compared to 2007. Our net income decreased $2,450,000 (20%) to $9,526,000 from $11,976,000 for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. Lastly, our diluted net income per share decreased $1.67 (56%) to $1.30 from $2.97 for the six months ended June 30, 2008 compared to the same period in 2007.

Pro forma

Pro forma revenues decreased $15,557,000 (29%) to $37,455,000 from $53,012,000 for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Our income from operations decreased $5,361,000 (27%) to $14,463,000 from $19,824,000 for the current six month period in 2008 compared to the same period for 2007. Our net income decreased $3,656,000 (27%) to $9,656,000 from $13,312,000 for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. Diluted net income per share was $1.30  and $3.31 for the six months ended June 30, 2008 and 2007, respectively.

The explanations for these changes are described below.

Gross Premiums and Maintenance Fees Written

Gross premiums and maintenance fees written increased to $29,860,000 from $15,045,000 for the six months ended June 30, 2008 as compared to the six month period ended June 30, 2007. The six months of 2007 only include the operations of API from April 1, 2007, the date of acquisition.

Pro forma

On a pro forma basis, gross premiums and maintenance fees written decreased $651,000 (2%) to $29,860,000 from $30,511,000 for the six month period ended June 30, 2008 as compared to the same period in 2007. The decrease in gross premiums and maintenance fees written was primarily the result of rate decreases due to soft market conditions. Offsetting these decreases, we increased the number of policyholders to 5,002 at June 30, 2008 from 4,802 at June 30, 2007. In addition, we increased our premium writings in Arkansas and also in Oklahoma where we were admitted to write business in the latter part of 2007.

Premiums Ceded

Premiums ceded decreased to $376,000 from $3,418,000 for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The six months of 2007 only include the operations of API from April 1, 2007, the date of acquisition.

Pro forma

On a pro forma basis, premiums ceded decreased $635,000 to $376,000 from $1,011,000 for the six months ended June 30, 2008 as compared to the same period in 2007. The reinsurance contracts beginning in 2002 through 2008 are variable premium treaties that have various minimum and maximum rates. The actual premium rate will depend upon the ultimate losses ceded to the reinsurer under the related treaty.

The effect of reinsurance on premiums earned for the six months ended June 30, are as follows (in thousands):

	Six Months Ended June 30,
		Pro forma
	2008	2007
Premiums and maintenance fees earned	$31,572	$35,746
Ceded premiums:
Current year	(2,625)	(4,625)
Prior years	3,001	5,636
Total ceded premiums	376	1,011

Net premium and maintenance fees earned	$31,948	$36,757

 The pro forma decrease in premiums ceded of $635,000 is primarily the result of lower estimated ceding rates due to lower estimated loss and loss adjustment expenses for prior treaty years 2002 through 2005 and 2007. This prior year favorable development in the reinsurance layer resulted in us recognizing $3,001,000 as a reduction to ceded premiums for the six months ended June 30, 2008.  We recognized $5,636,000 of prior year favorable development for the six months ended June 30, 2007. Additionally, ceded premiums decreased year over year due to the Company retaining 40% of any claim in excess of $250,000 on individual claims and $350,000 on multiple insured claims for the 2008 reinsurance treaty. We retained 20% of any excess on the 2007 treaty. We are retaining this additional risk in the reinsurance layer based on decreases in claims and coverage limits since the passage of tort reform legislation in Texas in 2003. In addition, ceded premiums are lower for the current period due to lower earned premiums for the first six months of 2008 as compared to 2007.

Net Premiums and Maintenance Fees Earned

Net premiums and maintenance fees earned increased to $31,948,000 from $20,446,000 the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The six months of 2007 only include the operations of API from April 1, 2007, the date of acquisition.

Pro forma

On a pro forma basis, net premiums and maintenance fees earned decreased by $4,809,000 (13%) to $31,948,000 from $36,757,000 for the six months ended June 30, 2008 as compared to the same period in 2007. While written premiums and maintenance fees were down year over year primarily due to rate decreases, the favorable development of $5,636,000 for the prior years’ reinsurance treaties contributed to the increase in net earned amounts for the 2007 six month period.

Investment Income

Investment income, net of investment expenses increased to $6,015,000 from $2,839,000 for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 as a result of a substantial increase in invested assets resulting from the acquisition of API on April 1, 2007 and from the proceeds received from our common stock offering in June 2007. The six months of 2007 only include the operations of API from April 1, 2007, the date of acquisition.

Pro forma

On a pro forma basis, investment income, net of investment expenses, increased by $1,410,000 (31%) to $6,015,000 from $4,605,000 for the six months ended June 30, 2008 as compared to the same period for 2007. On a pro forma basis, cash and invested assets increased by $2,635,000 to $225,192,000 at June 30, 2008 from $222,557,000 at June 30, 2007 resulting in the increase in investment income. The increase in invested assets resulted primarily from the use of proceeds of our common stock offering as well as from positive net cash flow from operating activities.

Realized Capital Gains (Losses)

Realized capital losses increased $3,374,000 to $3,838,000 from $464,000 for the six months ended June 30, 2008 as compared to the same period in 2007. The increase is primarily the a result of “other than temporary” impairment losses of $3,768,000 during the first six months of 2008 on our A-rated or below Alt-A collateralized mortgage-backed securities with no such impairment losses on these securities during the first six months of 2007.

Pro forma

On a pro forma basis, realized capital losses increased $3,500,000 to $3,838,000 from $338,000 for the six months ended June 30, 2008 as compared to the same period in 2007. This increase is primarily the result of the other-than-temporary impairment losses on our Alt-A securities in 2008, as described above, with no such charge to earnings for the six months ended June 30, 2007.

Financial Services Revenues

Our Financial Services revenue decreased $8,912,000 (73%) to $3,277,000 from $12,189,000 for the six month period ended June 30 2008 compared to the same period in 2007.  Commission revenue at APS Financial was down $6,223,000 (69%) to $2,762,000 from $8,985,000 for the six month period ended June 30, 2008 compared to the same period in 2007 due to a continuing trend of very low transaction activity seen throughout the year. As was the case with the three month decline in revenues mentioned above record high oil prices, the well-publicized issues in the mortgage lending markets, banking industry write-downs and the anticipation of the continuation of all these factors in addition to the threat of inflation have contributed to the downturn in trading activity. The result is the inclination of many investors to remain inactive. The same general market conditions affected the combined revenues derived from our investment banking divisions and bank debt/trade claims entity, APS Capital.  Bank debt/trade claim revenue declined $1,661,000 (84%) to $314,000 from $1,974,000 for the six month period ended June 30 2008 compared to the same period in 2007 due again to difficult credit market conditions. Investment banking transactions decreased $1,326,000 (88%) to $175,000 from $1,501,000 for the six month period ended June 30, 2008 compared to the same period in 2007. While our Financial Services business constitutes a much less significant portion of our consolidated results of operation since the acquisition of API, we will continue to explore ways to reduce costs.  However, a return to profitability for this segment will also depend, to a large extent, on improved market conditions and a corresponding increase in revenues.   We cannot predict when this could occur.

Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses increased to $9,088,000 from $3,162,000 for the six months ended June 30, 2008 compared to the same period for 2007. The six months of 2007 only include the operations of API from April 1, 2007, the date of acquisition.

Pro forma

On a pro forma basis, loss and loss adjustment expenses for the six months ended June 30, 2008 decreased by $5,245,000 (37%) to $9,088,000 from $14,333,000 for the six months ended June 30, 2008 compared to the first six months of 2007. The decrease on a pro forma basis is the result of lower accident year loss and loss adjustment expense and higher favorable development on prior year losses in 2008 as compared to 2007. For the six months ended June 30, 2008, current accident year loss and loss adjustment expenses totaled $18,913,000 and prior year losses developed favorably by $9,825,000 as a result of reductions in our estimates of claims severity, principally the 2003 through 2007 report years. For the six months ended June 30, 2007, current accident year loss and loss adjustment expenses were $22,566,000 and there was $8,440,000 of favorable development on prior years. There were 190 claims reported during the six months ended June 30, 2008 compared to 197 claims reported for the six months ended June 30, 2007. The positive effects of 2003 tort reform in Texas on claim frequency and average claim severity has resulted in continued favorable development of reserves and improved claim development patterns. We have favorably settled a number of post-tort reform claims from the 2004 and 2005 report years at below the reserved amounts. We continue to accrue our current accident year losses conservatively based on increases in policyholder count from 4,802 as of June 30, 2007 to 5,002 as of June 30, 2008.  As of June 30, 2008, we also continue to reserve at the upper end of the reserve range, in all periods including the current accident year.

Other Underwriting Expenses and Net Change in Deferred Acquisition Costs

Other underwriting expenses increased to $5,102,000 from $2,434,000 for the six months ended June 30, 2008 compared to the comparable six months of 2007. The six months of 2007 only include the operations of API from April 1, 2007, the date of acquisition.

Pro forma

On a pro forma basis, other underwriting expenses decreased by $562,000 (10%) to $5,102,000 from $5,664,000 for the six months ended June 30, 2008 as compared to the same period in 2007. Other underwriting expenses consist primarily of commissions to agents, premium taxes and other general underwriting expenses related to managing our Insurance Services segment. The pro forma decrease of $562,000 for 2008 is mainly attributable to higher stock-based compensation expenses and legal and auditing fees incurred during the six months ended June 30, 2007 as a result of the acquisition of API. On a pro forma basis, the net change in deferred acquisition costs, which is comprised of the change in deferred and amortized commissions paid to agents on new and renewal business and deferred and amortized premium taxes, decreased for the six months ended June 30, 2008 by $101,000 to $197,000 from $298,000 for the comparable period in 2007 due to new costs capitalized exceeding the amortization of prior deferred expenses.

Management Service Expenses

Prior to the acquisition of API, the historical results of operations of our Insurance Services segment were determined by the management fees we received from API pursuant to a management agreement and the expenses incurred in managing API’s operations.  In conjunction with the merger with API on April 1, 2007, our management agreement was terminated as of March 31, 2007 and as such is no longer included in our consolidated results of operations. Thus, as a result of the merger, insurance management services expenses decreased to zero in the six months ended June 30, 2008 compared to $3,823,000 during the same period in 2007. Insurance services expenses were recorded only through the quarter ended March 31, 2007. On a pro forma basis, management service expenses were $0 for both periods as these expenses were eliminated in consolidation.

Financial Services Expenses

Our Financial Services expenses decreased $4,806,000 (45%) to $5,886,000 from $10,692,000 for the six month period ended June 30, 2008 compared to the same period in 2007. The primary reason for the current year decrease is a reduction of commission expenses on bond and trade claim transactions of $5,457,000 (76%) to $1,766,000 from $7,223,000 for the six month period ended June 30, 2008 compared to the same period in 2007 resulting from the decline in trading activity and associated commission revenues mentioned above. In addition, incentive compensation costs decreased $964,000 (100%) in the first six months of 2008 as a result of the net loss incurred thus far in 2008 in this operating segment. Legal and professional expenses increased $1,400,000 (513%) to $1,673,000 from $273,000 for the six  month period ended June 30, 2008 compared to the same period in 2007 due primarily to costs incurred related to legal disputes.

General and Administrative Expenses

General and administrative expenses increased $527,000 (24%) to $2,719,000 from $2,192,000 for the six month period ended June 30, 2008 compared to the same period in 2007.  Salaries increased $213,000 (46%) to $674,000 from $461,000 resulting primarily from our hiring a President and Chief Operating Officer and in April, 2007 in addition to adding a new Treasurer position in November of 2007. Board fees increased $352,000 (155%) to $578,000 from $227,000 resulting from deferred compensation awarded to board members as a result of record earnings in 2007 as well as due to a greater number of directors and increased fees paid to each non-management board member for their service to the Company. Lastly, interest and dividend expense increased $193,000 (100%) resulting from interest due to our preferred shareholders as a result of our 2007 acquisition of API.  Partially offsetting these increases was a decrease in other compensation expense of $133,000 (83%) resulting from deferred compensation awarded to officers and key employees in the first six months of 2007 but not in 2008.

Liquidity and Capital Resources

The primary sources of our liquidity for the six months ended June 30, 2008, are funds provided by insurance premiums collected, net investment income, recoveries from reinsurers and proceeds from the maturity and sale of invested assets. In addition, we received a federal income tax refund for over-payment of estimated 2007 federal income taxes, the result of estimated payments being calculated on an annualized basis and that amount being higher than was actually earned in 2007. The primary uses of cash are losses from insurance claims, loss adjustment expenses, operating expenses, the acquisition of invested and fixed assets and reinsurance premiums.

Cash Flows. Our total cash and cash equivalents balance at June 30, 2008, was $23,783,000, an increase of $5,392,000 (29%) in the current year as cash provided by operating activities more than offset net cash used in investing and financing activities. Our cash flows provided from operating activities totaled $14,679,000 for the current year on the strength of net income totaling $9,526,000 and from reinsurance reimbursements totaling $6,278,000. Our Insurance Services segment generated the bulk of the cash received from operating activities, the result of increased premium and maintenance fee receipts and decreased claims payouts. Our cash flows used in investing activities totaled $3,738,000 in the first six months of 2008 primarily as a result of purchases of available-for-sale fixed income securities in excess of proceeds from their sale. Cash used in financing activities totaled $5,549,000 for the six months ended June 30, 2008 primarily as a result of dividend payments to our common shareholders, preferred shareholders and repurchases of our common stock, consistent with our previously announced share repurchase program.

Historically, we have maintained a strong working capital position and, as a result, we have been able to satisfy our operational and capital expenditure requirements with cash generated from our operating and investing activities. These same sources of funds have also allowed us to pursue investment and expansion opportunities consistent with our growth plans. Although there can be no assurance our operating activities will provide positive cash flow for the remainder of 2008, we are optimistic that our working capital requirements will be met for the foreseeable future for the following reasons: (1) our current cash position is very strong, with a balance of approximately $24,000,000; and (2) a large portion of our approximate $201,000,000 investment portfolio is in short-term, highly liquid bonds and other fixed income securities.

Other Significant Balance Sheet Accounts. Reinsurance recoverables decreased by $1,745,000 (9%) to $18,274,000 at June 30, 2008 from $20,019,000 primarily as a result of the favorable development in the reinsurance layer of $3,001,000 as discussed in Note 7 to the unaudited financial statements included herein.

In addition to an adjustment to premiums ceded, estimates of ultimate reinsurance ceded premium amounts compared to the amounts paid on a provisional basis give rise to a balance sheet asset classified as “Other Amounts Receivable Under Reinsurance Contracts” or a balance sheet liability classified as “Funds Held Under Reinsurance Treaties.” Furthermore, each retrospective treaty requires a 24 or 36 month holding period before any premium adjustments or cash can be returned or paid. The ultimate settlement amount is not determined until all losses have been settled under the respective treaties. As of June 30, 2008, we have recorded a balance sheet asset, “Other Amounts Receivable Under Reinsurance Contracts” of $2,000 and a balance sheet liability, “Funds Held Under Reinsurance Treaties” of $5,399,000, which represent the differences between the estimates of ultimate reinsurance premiums ceded amounts for the 2002 through 2008 treaty years as compared to the amounts paid on a provisional basis.

Other amounts receivable under reinsurance contracts decreased $4,533,000 (99%) to $2,000 at June 30, 2008 from $4,535,000 at December 31, 2007 due to a net payment of $7,045,000 received from reinsurers primarily for the initial reimbursement for the excess reinsurance premiums paid on a provisional basis for the 2005 treaty year.

Accrued expenses and other liabilities decreased $1,429,000 (20%) to $5,758,000 at June 30, 2008 from $7,187,000 at December 31, 2007 primarily as a result of payment of approximately $3,078,000 of accrued 2007 incentive compensation in March, 2008 partially offset by 2008 incentive compensation accruals and accruals related to a legal dispute at one of our subsidiaries, APS Capital.

Federal income taxes receivable decreased $1,813,000 to $144,000 at June 30, 2008 from $1,957,000 at December 31, 2007 primarily as a result of taxes payable on 2008 earnings in addition to a receipt in the current year of a 2007 federal income tax refund of $1,957,000. Partially offsetting these decreases in the receivable was total estimated federal income tax payments of $6,500,000.

Capital Expenditures. In April 2007 we entered into a contract with a vendor to provide us with, and assist in the implementation of, an integrated policy and claims administration system. The total cash outflow for the project is anticipated to be approximately $1,900,000 of which $1,126,000 has been capitalized to date.  Our capital expenditures for equipment were $662,000 for the six months ended June 30, 2008 of which approximately $279,000 were expenditures related to this software implementation project. We expect to incur additional capital expenditures of approximately $774,000 for the remainder of this project, which are to be funded from cash on hand over the next twelve months.

Restrictions on Dividends by API. In addition to restrictions on dividends and distributions applicable to all Texas stock insurance companies, for so long as any Series A redeemable preferred stock is outstanding, the Texas Department of Insurance prohibits API from paying dividends to us in any fiscal year unless and until we have complied with our redemption and dividend payment obligations to the holders of our Series A redeemable preferred stock for that year. We have also agreed that, without prior approval of the Texas Department of Insurance, aggregate annual distributions to us in respect of API’s capital stock may not exceed the lesser of 10% of API’s prior year-end policyholder statutory earned surplus or API’s prior year net income, and in no event may exceed API’s statutory earned surplus. During the six months ended June 30, 2008, API paid approximately $3,227,000 in dividends to us with Texas Department of Insurance approval.

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

Adoption of Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS No. 157, “Accounting for Fair Value Measurements”, effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FSP FAS 157-2 which would delay the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. This Statement defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. Effective January 1, 2008, we have adopted this standard and a more detailed discussion is included in Note 17 to evaluating the impact, if any, the adoption of this standard will have on our financial position, results of operations or cash flows.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards, or SFAS No. 141 (Revised December 2007) “Business Combinations” (SFAS 141R). SFAS 141R replaces FASB Statement No. 141, “Business Combinations” but retains the fundamental requirement in SFAS 141 that the acquisition method (referred to as the purchase method in SFAS 141) of accounting be used for all business combinations. SFAS 141R provides new and additional guidance with respect to business combinations including: defining the acquirer in a transaction, the valuation of assets and liabilities when non-controlling interests exist, the treatment of contingent consideration, the treatment of costs incurred to effect the acquisition, the treatment of reorganization costs, and the valuation of assets and liabilities when the purchase price is below the net fair value of assets acquired. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We will adopt the Statement on its effective date.

Off Balance Sheet Arrangements

There were no off-balance sheet arrangements as of June 30, 2008.

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

We invest our assets primarily in fixed-maturity securities, which as of June 30, 2008 and December 31, 2007 comprised approximately 83% and 86% of total investments, including unrestricted cash balances, at market value. As of June 30, 2008 and December 31, 2007, the fair value of investments in fixed maturity securities was $187,513,000 and $191,609,000.

The fixed-income maturities consist predominately of investment grade U.S. government agency and non-agency collateralized mortgage obligations and U.S. government agency mortgage-backed bonds for the purpose of generating ample cash flow to meet claim funding requirements while maintaining a reasonable investment yield.

We have exposure to credit risk primarily as a holder of fixed-income securities. We control this exposure by emphasizing investment grade quality in the fixed-income securities we purchase. At June 30, 2008 and at December 31, 2007, substantially all of our fixed-income portfolio consisted of investment grade securities. We believe that this concentration of investment grade securities limits our exposure to credit risk on our fixed-income investments.  For additional discussion of our fixed income securities including our Alt-A securities and related other than temporary impairment, see Note 4 to unaudited financial statements included herein and Item 2. Management’s Discussion and Analysis and Results of Operations.

Equity securities comprised approximately 5% of total investments, including unrestricted cash, at market value as of June 30, 2008 and December 31, 2007, respectively. As of June 30, 2008 and December 31, 2007, the fair value of investments in equity securities was $12,335,000 and $11,406,000, respectively.

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

As mentioned above, our invested assets are subject to interest rate risk and equity price risk. The following table presents the effect as of June 30, 2008 on current estimated fair values of the fixed-maturity securities available-for-sale and equity securities assuming a 100-basis point (1%) increase in market interest rates and a 10% decline in equity prices.

	Carrying Value	Estimated Fair Value at Current Market Rates/Prices	Estimated Fair Value at Adjusted Market Rates/Prices (1)
		(in thousands)
Interest rate risk:
Fixed-maturities; available for sale	$187,513	$187,513	$176,952
Equity price risk:
Equity securities	$12,335	$12,335	$11,102

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

Additionally, our revenues generated through commissions at our Financial Services segment also expose us to market risk. Changes in interest rates could have an impact at our broker/dealer subsidiary, APS Financial. The general level of interest rates may trend higher or lower, and this move may impact our level of business in different fixed-income sectors. If a generally improving economy is the impetus behind higher rates, then while our investment grade business may drop off, our high yield business might improve with improving credit conditions. A volatile interest rate environment could also impact our business as this type of market condition can lead to investor uncertainty and their corresponding unwillingness to commit funds. When trading volume is generally low, our Financial Services segments’ profitability is adversely affected because our overhead remains relatively fixed, despite lower compensation costs associated with commission revenues.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2008.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are involved in various claims and legal actions that have arisen in the ordinary course of business. Management believes that any liabilities arising from these actions will not have a significant adverse effect on our financial condition or results of operations. See Note 9 to the Unaudited consolidated financial statements included herein.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are inapplicable.

(c)  Stock Repurchases for the three months ended June 30, 2008:

Period	Total Number of shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May yet be Purchased under the Plans or Programs (2)

April 1, 2008 – April 30, 2008	30,048	$20.94	30,048	$3,282,000
May 1, 2008 – May 31, 2008	34,125	$22.00	34,125	$2,532,000
June 1, 2008 – June 30, 2008	8,100	$21.78	8,100	$2,355,000

(1)

Of the total shares purchased, 57,273 were purchased in open market transactions and 15,000 were purchased in private transactions.

(2)

Our original share repurchase program was announced August 17, 2004, was increased in $2,000,000 increments on December 12, 2005 and on June 30, 2006, $1,000,000 on September 7, 2007 and $4,000,000 on March 5, 2008. As of June 30, 2008, we have a maximum dollar value of $2,355,000 remaining for the future purchase of shares under the Stock Repurchase program.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 12, 2008 the annual meeting of American Physicians Service Group, Inc. was held in Austin, Texas. Shareholders voted and approved the following motions:

Election of Directors

The names of the directors elected at the meeting along with numbers of votes for and withheld are as follows:

Name	For	Withheld

Norris C. Knight, Jr., M.D.	4,247,220	98,455
Timothy L. LaFrey	4,250,975	94,700
Lew N. Little, Jr.	4,242,304	103,371
Jackie Majors	4,312,191	33,484
William J. Peche, M.D.	4,252,094	93,581
William A. Searles	4,245,488	100,187
Kenneth S. Shifrin	4,269,450	76,225
Cheryl Williams	4,241,746	103,929

All Directors were re-elected

Proposal 2 – Approval to Amend the 2005 Incentive and Non-Qualified Stock Option Plan

The Amendment would increase the authorized shares from 650,000 to 1,250,000 in order to replenish the number of shares available for stock option grants to our management team and other key employees.  The votes for, against and abstain are as follows:

For	Against	Abstain or Non-Vote

2,874,747	203,303	1,267,624

Proposal 2 Passed.

Proposal 3 – Approval to Amend the American Physicians Service Group, Inc. Affiliated Group Deferred Compensation Plan

The Amendment would increase the common shares authorized from 150,000 to 250,000 in order to replenish the number of shares available for deferred share grants to our management team and other key employees.  The votes for, against and abstain are as follows:

For	Against	Abstain or Non-Vote

3,009,677	64,497	1,271,500

Proposal 3 Passed.

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

American Physicians Service Group, Inc.

Date: August 6, 2008	/s/ Marc J. Zimmermann
Marc J. Zimmermann, Chief Financial Officer