Form 10-K/A
period 2007-12-31
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 2008-08-08
CIK 724024

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

Documents Incorporated By Reference

None

Explanatory Note

This Amendment No 1 on Form 10-K/A hereby amends the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which the registrant filed with the Securities and Exchange Commission on March 13, 2008.  This amendment is being filed in order to correct Exhibits 31.1 and 31.2 to the Form 10-K which inadvertently omitted certain required language when the Company moved from a non-accelerated to an accelerated filing status for the fiscal year ended December 31, 2007.  Other than the addition of such language to these two Exhibits, no other portion of the Form 10-K for the fiscal year ended December 31 2007 is amended hereby.  No modification or update is otherwise being made to any other disclosure or exhibits to such Form 10-K.  Accordingly, this Amendment should be read in conjunction with such Form 10-K and the registrant’s filings made with the Securities and Commission subsequent to the date of such Form 10-K.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

31.1

Section 302 Certification of Chief Executive Officer, as amended. *

31.2

Section 302 Certification of Chief Financial Officer, as amended. *

_________________________________________________

*

Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PHYSICIANS SERVICE GROUP, INC.

By:	/s/ Kenneth S. Shifrin
Kenneth S. Shifrin, Chairman of the Board and Chief Executive Officer

Date:	August 8, 2008

By:	/s/ Marc J. Zimmermann
Marc J. Zimmermann, Chief Financial Officer

Date:	August 8, 2008

4