Form 10-Q/A
period 2008-03-31
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 2008-08-08
CIK 724024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No 1 on Form 10-Q/A hereby amends the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2008, which the registrant filed with the Securities and Exchange Commission on May 6, 2008.  This amendment is being filed in order to correct Exhibits 31.1 and 31.2 to the Form 10-Q which inadvertently omitted certain required language when the Company moved from a non-accelerated to an accelerated filing status for the fiscal year ended December 31, 2007.  Other than the addition of such language to these two Exhibits, no other portion of the Form 10-Q for the period ended March 31, 2008 is amended hereby.  No modification or update is otherwise being made to any other disclosure or exhibits to such Form 10-Q.  Accordingly, this Amendment should be read in conjunction with such Form 10-Q and the registrant’s filings made with the Securities and Commission subsequent to the date of such Form 10-Q.

ITEM 6.  EXHIBITS

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

American Physicians Service Group, Inc.

Date: August 8, 2008	/s/ Marc J. Zimmermann
Marc J. Zimmermann, Chief Financial Officer

2