Form 10-Q
period 2008-09-30
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 2008-11-04
CIK 724024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-Q

☑	Quarterly Report Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended September 30, 2008
or
☐	Transition Report Pursuant to Sections 13 or 15(d) of the Securities and Exchange Act of 1934 For the transition period from __________ to __________

Commission File Number 001-31434

AMERICAN PHYSICIANS SERVICE GROUP, INC.

(Exact name of registrant as specified in its charter)

Texas	75-1458323
(State or other jurisdiction of incorporation or organization)	(I.R.S. employerIdentification No.)

1301 S. Capital of Texas Highway, Suite C-300, Austin, Texas  78746

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

Large accelerated filer ☐ Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class Common Stock, $.10 par value	Number of Shares Outstanding At October 31, 2008 7,042,984

AMERICAN PHYSICIANS SERVICE GROUP, INC.

Table of Contents to Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2008

PART 1

FINANCIAL INFORMATION

AMERICAN PHYSICIANS SERVICE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)	September 30,	December 31,
	2008	2007
Assets

Investments:
Fixed maturities available for sale, at fair value	$200,083	$191,609
Equity securities available for sale, at fair value	11,332	11,406
Other invested assets	1,580	1,787
Total investments	212,995	204,802

Cash and cash equivalents	16,491	18,391
Cash - restricted	126	694
Accrued investment income	1,502	1,299
Premium and maintenance fees receivable	18,995	15,946
Reinsurance recoverables on paid and unpaid loss adjustment expenses	16,773	20,019
Other amounts receivable under reinsurance contracts	558	4,535
Deferred policy acquisition costs	2,720	2,514
Subrogation recoverables	217	423
Federal income tax receivable	-	1,957
Deferred tax assets	10,300	7,402
Property and equipment, net	609	350
Intangible assets	1,264	1,045
Other assets	2,267	3,421

Total assets	$284,817	$282,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)	September 30,	December 31,
	2008	2007
Liabilities

Reserve for loss and loss adjustment expense	$93,447	$101,606
Unearned premiums and maintenance fees	39,807	35,417
Reinsurance premiums payable	39	407
Funds held under reinsurance treaties	4,363	4,651
Trade accounts payable	354	996
Accrued expenses and other liabilities	5,003	7,187
Federal income tax payable	1,043	-
Mandatorily redeemable preferred stock	7,477	8,554

Total liabilities	151,533	158,818

Commitments and contingencies

Shareholders’ Equity

Preferred stock, $1.00 par value, 1,000,000 shares authorized, 8,087 and 9,179 issued and outstanding at September 30, 2008 and December 31, 2007, respectively
Common stock, $0.10 par value, 20,000,000 shares authorized, 7,131,056 and 7,213,626 issued and outstanding at September 30, 2008 and December 31, 2007, respectively	713	721
Additional paid-in capital	77,622	79,752
Accumulated other comprehensive income (loss), net of taxes	(2,626)	545
Retained earnings	57,575	42,962

Total shareholders’ equity	133,284	123,980

Total liabilities & shareholders’ equity	$284,817	$282,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUES

Gross premiums and maintenance fees written	$21,246	$22,239	$51,106	$37,284
Premiums ceded	711	504	1,087	3,922
Change in unearned premiums & maintenance fees	(6,248)	(5,112)	(4,536)	(3,129)

Net premiums and maintenance fees earned	15,709	17,631	47,657	38,077

Investment income, net of investment expense	2,996	2,904	9,011	5,743
Realized capital loss, net	(474)	(3,195)	(4,312)	(3,659)
Management services	42	70	63	3,765
Financial services	1,558	5,434	4,835	17,623
Other revenue	55	35	87	69

Total revenues	19,886	22,879	57,341	61,618

EXPENSES

Losses and loss adjustment expenses	2,259	4,624	11,347	7,786
Other underwriting expenses	3,220	3,262	8,322	5,696
Change in deferred policy acquisition costs	(403)	(444)	(206)	(287)
Management services expenses	-	-	-	3,823
Financial services expenses	2,127	4,907	8,013	15,599
General and administrative expenses	1,502	1,608	4,221	3,800
Impairment of goodwill	-	-	-	1,247

Total expenses	8,705	13,957	31,697	37,664

Income from operations	11,181	8,922	25,644	23,954

Income tax expense	3,998	3,630	8,935	8,949
Minority interests	-	-	-	1

Net income before extraordinary gain	$7,183	$5,292	$16,709	$15,004

Extraordinary gain, net of taxes	-	-	-	2,264
Net income	$7,183	$5,292	$16,709	$17,268

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income per common share

Basic:
Net income before extraordinary gain	$1.01	$0.74	$2.33	$3.01

Extraordinary gain	-	-	-	0.46

Net Income	$1.01	$0.74	$2.33	$3.47

Diluted:
Net income before extraordinary gain	$0.99	$0.73	$2.29	$2.93

Extraordinary gain	-	-	-	0.44

Net Income	$0.99	$0.73	$2.29	$3.37

Basic weighted average shares outstanding	7,134	7,107	7,160	4,977

Diluted weighted average shares outstanding	7,244	7,253	7,286	5,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

For the Nine Months ended September 30, 2008

(Unaudited)

(In thousands, except share amounts)						Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital					Total Shareholders' Equity
	Shares Outstanding	Common Stock		Retained Earnings	Comprehensive Income		Treasury Stock

Balance December 31, 2007	7,213,626	$721	$79,752	$42,962	$-	$545	$-	$123,980

Comprehensive income:
Net income	-	-	-	9,526	9,526	-	-	9,526
Other comprehensive income,net of tax:
Unrealized gain on securities, (net of reclassification adjustment)	-	-	-	-	(1,894)	(1,894)	-	(1,894)
Comprehensive income:					$7,632
Stock options expensed	-	-	320	-		-	-	320
Stock options exercised- proceeds	9,000	1	83	-		-	-	84
Stock options exercised- exchanged	85,500	9	785	-		-	-	794
Tax benefit from exercise of stock options	-	-	360	-		-	-	360
Treasury stock purchases	-	-	-	-		-	(3,592)	(3,592)
Cancelled treasury stock - purchased	(129,019)	(13)	(2,553)	-		-	2,566	-
Cancelled treasury stock - exchanged	(48,381)	(5)	(1,021)	-		-	1,026	-
Common stock awarded	16,500	2	300	-		-	-	302
Dividends paid ($0.30 per share)	-	-	-	(2,096)		-		(2,096)
Balance June 30, 2008	7,147,226	$715	$78,026	$50,392		$(1,349)	$-	$127,784

Comprehensive income:
Net income	-	-	-	7,183	7,183	-	-	7,183
Other comprehensive income, net of tax:
Unrealized loss on securities, (net of reclassification adjustment)	-	-	-	-	(1,277)	(1,277)	-	(1,277)
Comprehensive income:					$5,906
Stock options expensed	-	-	157	-		-	-	157
Stock options exercised- exchanged	37,000	3	399	-		-	-	402
Tax benefit from exercise of stock options	-	-	125	-		-	-	125
Treasury stock purchases	-	-	-	-		-	(1,336)	(1,336)
Cancelled treasury stock - purchased	(41,417)	(4)	(841)	-		-	845	-
Cancelled treasury stock - exchanged	(23,753)	(2)	(489)	-		-	491	-
Common stock awarded	12,000	1	245	-		-	-	246
Balance September 30, 2008	7,131,056	$713	$77,622	$57,575		$(2,626)	$-	$133,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net Income	$16,709	$17,268
Adjustments to reconcile net income to cash provided by operating activities:
Amortization and accretion of investments	(253)	(16)
Depreciation and amortization and other	548	218
Realized (gains) losses, net	4,312	3,659
Impairment of goodwill	-	1,247
Change in deferred acquisition costs	(206)	-
Common stock awarded	548	1,379
Stock options expensed	477	1,143
Extraordinary gain	-	(2,264)
Deferred income tax benefit	(706)	(2,976)
Excess tax benefits from stock-based compensation	(485)	(123)
Other non-cash items	(115)	(571)
Changes in operating assets and liabilities, net of business acquisition:
Restricted cash	568	-
Premium and maintenance fee receivables	(3,049)	(4,487)
Other amounts receivable under reinsurance contracts	3,977	(2,027)
Reinsurance recoverables on unpaid and paid loss expenses	3,246	7,150
Funds held under reinsurance treaties	(288)	(3,741)
Reserve for losses and loss adjustment expenses	(8,159)	(11,370)
Unearned premiums and maintenance fees	4,390	3,161
Other receivables and assets	1,020	5,050
Federal income tax payable	3,000	(2,205)
Accrued expenses & other liabilities	(3,397)	(3,452)
Net cash provided by operating activities	22,137	7,043

Cash flows used in investing activities:
Capital expenditures	(728)	(710)
Proceeds from the sale of available-for-sale equity and fixed income securities	40,775	31,863
Purchase of available-for-sale equity securities and fixed income securities	(57,849)	(69,718)
Funds loaned to others	(433)	(275)
Cash received from API acquisition	-	9,910
Collection of notes receivable and other	495	91
Net cash used in investing activities	(17,740)	(28,839)

Cash flows provided by (used in) financing activities:
Secondary stock offering and over-allotment	-	35,083
Exercise of stock options	84	182
Excess tax benefits from stock-based compensation	485	123
Repurchases of common stock	(3,411)	(612)
Preferred stock redemption	(1,359)	(1,018)
Dividend paid	(2,096)	(1,416)
Net cash provided by (used in) financing activities	(6,297)	32,342

Net change in cash and cash equivalents:	(1,900)	10,546

Cash and cash equivalents at beginning of period	18,391	4,242
Cash and cash equivalents at end of period	$16,491	$14,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

1.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated unaudited financial statements as of and for the three and the nine month periods ended September 30, 2008 and 2007 reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. These consolidated financial statements have not been audited by our independent registered public accounting firm. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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

Effective January 1, 2008, we adopted SFAS 157, Fair Value Measurements, for our financial assets and financial liabilities, but have not yet adopted SFAS 157 as it relates to nonfinancial assets and liabilities based on the February 2008 issuance of  FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which permits a one-year deferral of the application of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  The adoption of SFAS 157 as it pertains to financial assets and liabilities did not have a material impact on our results of operations, financial position or liquidity. We will adopt FAS 157 for non-financial assets and non-financial liabilities on January 1, 2009 and do not expect the provisions to have a material effect on our results of operations, financial position or liquidity. For additional disclosures, see Note 17, Fair Value Measurements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure certain financial assets and liabilities at fair value which are otherwise measured on a different basis in existing literature. Additional disclosures are required. It is effective for the Company, if elected, as of January 1, 2008. We are currently evaluating the impact on our financial position, results of operations or cash flows if we would choose to adopt this standard.

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

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact of the pending adoption of FSP No. 142-3 on our consolidated financial statements.

4.

Acquisition

On April 1, 2007, we acquired all of the issued and outstanding stock of API. We considered several factors in determining to acquire API, including the favorable effects tort reform had on the Texas market, our long-term experience managing API’s operations, our credibility in the marketplace, the common goals we shared with API’s board of directors, the ability to increase API’s capital to support future growth after the acquisition and the increased financial strength of the combined entities. The results of operations for API are included in our consolidated results of operations beginning April 1, 2007. The business combination was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on fair values at the date of acquisition. The total purchase price was $45,167,000 and consisted of 1,982,499 shares of the Company’s common stock, valued at a per share price of $17.635, or $34,961,000 in the aggregate, $35,000 in cash paid in lieu of fractional shares of common stock, 10,197.95 shares of preferred stock valued at $9,179,000, plus costs to complete the acquisition of $992,000. We are required to redeem at least $1 million of the preferred stock each calendar year beginning in 2007, until December 31, 2016, at which time all of the preferred stock must have been redeemed. The preferred stock has a cumulative dividend equal to 3% of the outstanding redemption value per year. In June 2008 and June 2007, respectively, we made the first two required redemptions and paid the dividends.

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

The table below reflects the unaudited pro forma results of operations for the nine months period ended September 30, 2007 of the Company as if the acquisition had taken place on January 1, 2007 including estimated purchase accounting adjustments.

(in thousands)	Nine Months Ended September 30, 2007

REVENUES

Gross premiums and maintenance fees written	$52,750
Premiums ceded	1,515
Change in unearned premiums & maintenance fees	123

Net premiums and maintenance fees earned	54,388

Investment income, net of investment expense	7,509
Realized capital gains (loss), net	(3,533)
Management service	141
Financial services	17,317
Other revenue	69

Total revenues	75,891

EXPENSES

Losses and loss adjustment expenses	18,957
Other underwriting expenses	8,926
Change in deferred policy acquisition costs	(146)
Financial services expenses	15,599
General and administrative expenses	3,809

Total expenses	47,145

Income from operations	28,746

Income tax expense	10,141
Minority interests	1

Net income	$18,604

5.

Investments

Available-For-Sale Fixed Maturities.  Our entire fixed-income portfolio consists of investment grade securities rated “A” or higher from any of Standard and Poor’s, Moody’s or Fitch with the exception of two bonds with a fair market value of approximately $567,000. The following table reflects the composition of our fixed-income portfolio by security rating category of the issuer, as of September 30, 2008. In cases where the rating agencies had a different rating assigned to a security, the classification in the table used the lower rating.

(in thousands)
Rating Category	Fair Value	Percentage
AAA / Aaa	$182,377	91%
AA / Aa	9,228	5%
A / A	7,911	4%
Non-investment grade	567	0%
Total	$200,083	100%

Available-For-Sale Equity Securities.  Our equity portfolio consists of $11,332,000 in available-for-sale equity securities as of September 30, 2008. We utilize two outside investment managers to manage our insurance segment’s equity portfolio.

The amortized cost and estimated fair values of investments in fixed income and equity securities at September 30, 2008 are as follows (in thousands):

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed Maturities:

U.S. treasury notes / bills	$26,195	$552	$85	$26,662
U.S. government agency mortgage-backed bonds	29,802	297	-	30,099
U.S. government agency collaterialized mortgage obligations	55,297	641	201	55,737
Collateralized mortgage obligations	29,084	267	2,510	26,841
U.S. government agency bonds / notes	27,425	217	85	27,557
Government tax-exempt bonds	26,574	24	1,687	24,911
Corporate bonds	9,018	-	742	8,276
Total fixed maturities	203,395	1,998	5,310	200,083

Equity securities	12,063	262	993	11,332

Total fixed maturities and equity securities	$215,458	$2,260	$6,303	$211,415

The securities acquired as part of API were revalued to market value as of the date of the acquisition, April 1, 2007. Of our entire invested assets, including unrestricted cash as of September 30, 2008, agency-backed mortgage obligations, with underlying collateral consisting of GNMA, FHLMC, or FNMA loans comprise 37% of our portfolio; non-agency collateralized mortgage obligations (“CMO’s”) comprise 12% of our portfolio; 12% is comprised of U.S. Treasury notes and bills; 26% is comprised of government agency bonds and notes, municipal tax exempt bonds and corporate bonds and the remaining 13% is cash, equities and other invested assets. The majority of the non-agency CMO’s in our portfolio have underlying mortgages categorized as “Prime” quality loans, and none of our CMO’s have underlying mortgages classified as “Subprime.” As of September 30, 2008, our portfolio contained seven CMO securities with collateral classified as “Alternative-A” or “Alt-A.” Alt-A securities are generally considered to have underlying mortgages with underwriting characteristics that are stronger than “Subprime” mortgages but less stringent than “Prime” mortgages. All of our Alt-A securities have underlying mortgages with fixed interest rates.  All but one of our Alt-A securities are investment grade, currently rated either AA or A. During the quarter ended June 30, 2008, one of the Alt-A securities with a book value of $44,000 at September 30, 2008 was downgraded to a “B” rating.

Beginning with the three months ended September 30, 2007, we saw a significant and rapid decline in the market value of our Alt-A securities. We have considered the deepening national housing crisis and its potential effects on the underlying collateral in evaluating this decline, and concluded that the decreases in value of our lowest rated Alt-A securities and one of our AA-rated Alt-A securities should be considered to be “other than temporary” as defined in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. The amount of the pretax charge to earnings associated with these adjustments for the three and nine months ended September 30, 2008, was $830,000 and $4,598,000, respectively. The charge to earnings for the three and the nine months ended September 30, 2007 was $3,140,000. The aggregate write-down on the Alt-A securities beginning with the quarter ended September 30, 2007 through September 30, 2008 is $9,164,000 and the book value of all the Alt-A securities is $4,211,000 as of September 30, 2008.  While we have the ability to hold all of our Alt-A securities indefinitely, we continue to closely monitor and evaluate these securities and their underlying collateral.

During the three months ended September 30, 2008, we evaluated our equity portfolio for other than temporary impairments of certain securities. We based our review primarily on continued stock price declines of certain securities and the length of time we have held the stocks. For the three months ended September 30, 2008, the write-down in equity securities resulted in a realized loss of $387,000. The fair value of these stocks at September 30, 2008 was $265,000.

In 2003, we acquired 385,000 shares of common stock of Financial Industries Corporation (“FIC”). The total purchase price was approximately $5,647,000. Our policy in regards to our investment in FIC had been that we would record pretax charges to earnings should the common stock price on the last day of each interim or annual period fall below the adjusted cost basis of our investment in FIC. From 2004 through 2007, we wrote down the carrying value of the FIC stock by $3,414,000. On January 15, 2008, FIC announced that it had entered into an agreement and plan of merger pursuant to which it would be acquired. On July 17, 2008 that transaction closed. The basis in our investment in FIC common stock at the closing of the merger was $5.80 per share and based on the sale price of $7.25 per share, we recognized a $558,000 gain in the third quarter of 2008.

Gross realized gains and losses on fixed maturity and equity securities included in the statement of operations for the three and nine month periods ended September 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Realized gains (losses):

Fixed maturities:
Gross realized gain	$31	$-	$161	$-
Gross realized loss	(830)	(3,141)	(4,601)	(3,148)
Net realized loss	(799)	(3,141)	(4,440)	(3,148)

Equities:
Gross realized gain	843	12	916	278
Gross realized loss	(518)	(66)	(788)	(789)
Net realized loss	325	(54)	128	(511)

Total net realized loss	$(474)	$(3,195)	$(4,312)	$(3,659)

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

At September 30, 2008, investments with a fair market value of $1,382,000 were on deposit with state insurance departments to satisfy regulatory requirements and these securities are included in fixed maturities, available for sale.

6.

Cash – Restricted

Cash – Restricted represents cash deposits advanced from a customer for a trade claim transaction that has not closed by the end of the period. At the time of receipt, Cash – Restricted and Accounts Payable are increased for an equal amount as no part of this cash is ours until the transaction closes.

7.

Reinsurance

Reinsurance Premiums Ceded.  Under our primary medical professional liability reinsurance contract or excess of loss treaty, certain premiums are ceded to other insurance companies under the terms of the reinsurance agreement. These reinsurance agreements provide us with increased capacity to write additional risk and the ability to write specific risks within our capital resources and underwriting guidelines. The excess of loss treaty provides coverage for losses in excess of API’s retention of $250,000 on individual claims and beginning in 2002, $350,000 on multiple insured claims related to a single occurrence. The 2006 reinsurance contract provides for these same terms with API retaining 10% of the risk above the aforementioned $250,000 and $350,000 retention levels. The 2007 reinsurance contract provides for the same terms with API retaining 20% of the risk above the $250,000 and $350,000 retention levels. The 2008 reinsurance contract provides for the same terms with API retaining 40% of the risk above the $250,000 and $350,000 retention levels. The reinsurance contracts for 2002 through 2008 contain variable premium ceding rates based on loss experience. The ceded premium charged under these contracts will depend upon the development of ultimate losses ceded to the reinsurers under their retrospective treaties. For the three and nine months periods ended September 30, 2008, we recorded favorable development to ceded premiums of $2,031,000 and $5,032,000 respectively, related primarily to prior year variable premium reinsurance treaties as a result of lower estimated ultimate loss and loss adjustment expenses for treaty years 2002 through 2007. For the three and nine month periods ended September 30, 2007, we recorded favorable development to ceded premiums of $2,435,000 and $8,071,000 respectively. The favorable development reflects reductions in our estimates of claim severity as a result of claim closures at less than reserved amounts. During the quarter ended September 30, 2008, our ceded accrual rate for the 2008 treaty year was 14.5% of earned premium.

In addition to an adjustment to premiums ceded, estimates of ultimate reinsurance ceded premium amounts compared to the amounts paid on a provisional basis give rise to a balance sheet asset classified as “Other Amounts Receivable Under Reinsurance Contracts” or a balance sheet liability classified as “Funds Held Under Reinsurance Treaties.” Furthermore, each retrospective treaty requires a 24 or 36 month holding period before any premium adjustments or cash can be returned or paid. The ultimate settlement amount is not determined until all losses have been settled under the respective treaties. As of September 30, 2008, we have recorded a balance sheet asset, “Other Amounts Receivable Under Reinsurance Contracts” of $558,000 and a balance sheet liability, “Funds Held Under Reinsurance Treaties” of $4,363,000, which represent the differences between the estimates of ultimate reinsurance premiums ceded amounts for the 2002 through 2008 treaty years as compared to the amounts paid on a provisional basis.

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

Reinsurance contracts do not relieve us from our obligations to policyholders. We continually monitor our reinsurers to minimize our exposure to significant losses from reinsurer insolvencies. Any amount found to be uncollectible is written off in the period in which the uncollectible amount is identified. As of September 30, 2008, all of our reinsurance contracts were with companies in strong financial condition, and we believe there is no need to establish an allowance for uncollectible reinsurance recoverables. We have not experienced any material problems collecting from our reinsurers.

Unsecured reinsurance recoverables at September 30, 2008, that exceeded 10% of total reinsurance paid and unpaid loss and loss adjustment expenses are summarized as follows (in thousands):

Company Name	September 30, 2008
Swiss Reinsurance	$7,657
Transatlantic Reinsurance	$3,846
ACE Tempest Re USA	$2,551
Hannover Ruckversicherrungs	$1,744

ACE Tempest Re USA and Swiss Reinsurance are A.M. Best rated “A+” (Superior). Transatlantic Reinsurance and Hannover Ruckversicherrungs are A.M. Best rated “A” (Excellent).

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

We write medical malpractice insurance policies which have a lengthy period for reporting a claim (tail coverage) and a long process of litigating a claim through the courts and whose risk factors expose our reserves for loss and loss adjustment expenses to significant variability. These conditions subject our open reported claims and incurred but not reported claims to increases due to inflation, changes in legal proceedings and changes in the law. While the anticipated effects of inflation is implicitly considered when estimating reserves for loss and loss adjustment expenses, an increase in average severity of claims is caused by a number of factors. Future average severities are projected based on historical trends adjusted for changes in underwriting standards, policy provisions and general economic trends. Those anticipated trends are monitored based on actual experience and are modified as necessary to reflect any changes in the development of ultimate losses and loss adjustment expenses. These specific risks, combined with the variability that is inherent in any reserve estimate, could result in significant adverse deviation from our carried reserve amounts. Settlement of claims is subject to considerable uncertainty. We believe the reserves for loss and loss adjustment expenses are reasonably stated as of September 30, 2008.

We recorded $11,347,000 for losses and loss adjustment expenses for the nine months ended September 30, 2008, which included $28,862,000 for the current accident year, reduced by $17,515,000 of favorable development for prior report years. The favorable development was primarily the result of loss severity for the 2003 through 2007 report years developing favorably compared to prior period estimates. In addition, the total number of claims closed with indemnity for these report years were less than prior estimates.

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

10.

Earnings Per Share

Basic earnings per share are based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflect dilution from all contingently issuable shares, such as options. A reconciliation of income and weighted average shares outstanding used in the calculation of basic and diluted income per share from operations follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except for per share data)
Numerator for basic and diluted income per common share:
Net income before extraordinary gain	$7,183	$5,292	$16,709	$15,004
Extraordinary gain, net of tax	-	-	-	2,264
Net income	$7,183	$5,292	$16,709	$17,268

Denominator:
Denominator for basic income per common share – weighted average shares outstanding	7,134	7,107	7,160	4,977
Effect of dilutive stock options and awards	110	146	126	137
Denominator for diluted income per common share – adjusted weighted average shares outstanding	7,244	7,253	7,286	5,114

Net income - basic	$1.01	$0.74	$2.33	$3.47
Net income - diluted	$0.99	$0.73	$2.29	$3.37

11.

Segment Information

The Company’s segments are distinct by type of service provided. Comparative financial data for the three and nine month periods ended September 30, 2008 and 2007 are shown as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating revenue:
Insurance services	$16,956	$16,720	$49,934	$43,219
Financial services	1,675	5,660	5,167	18,023
All other	3,320	1,077	6,454	1,729

Total segment revenues	$21,951	$23,457	$61,555	$62,971

Reconciliation to consolidated statement of operations:
Total segment revenues	$21,951	$23,457	$61,555	$62,971
Less: intercompany dividends	(2,065)	(578)	(4,214)	(1,353)

Total revenues	$19,886	$22,879	$57,341	$61,618

Operating income:
Insurance services	$11,880	$9,278	$30,471	$24,954
Financial services	(452)	753	(2,846)	2,424
All other	(247)	(1,109)	(1,981)	(3,424)

Total segment operating income	$11,181	$8,922	$25,644	$23,954

Income tax expense	3,998	3,630	8,935	8,949
Minority interest	-	-	-	1

Income from operations before extraordinary gain	7,183	5,292	16,709	15,004

Extraordinary gain, net of taxes	-	-	-	2,264
Net income	$7,183	$5,292	$16,709	$17,268

Capital expenditures:
Insurance services	$35	$202	$332	$624
Financial services	-	22	28	52
All other	35	17	368	34
	$70	$241	$728	$710

	September 30, 2008
Balance sheet data:
Identifiable assets:
Insurance services	$233,880
Financial services	2,111
All other	48,826
	$284,817

12.

Stock-Based Compensation

We use the Black-Scholes-Merton option-pricing model to determine the fair value of stock-based awards. For the three months ended September 30, 2008, we recorded compensation cost related to stock options of $157,000 and a related reduction in income taxes of $55,000. For the nine months ended September 30, 2008, we recorded compensation cost related to stock options of $477,000 and a related reduction in income taxes of $167,000. The compensation cost is the total fair value, at date of grant, of stock options that vested during the period. No compensation costs were capitalized in the three and nine month periods ended September 30, 2008.

During the three months ended September 30, 2008, 37,000 options were exercised with an intrinsic value of $362,000. During the nine months ended September 30, 2008, 131,000 options were exercised with an intrinsic value of $1,468,000. For the three and nine months ended September 30, 2008, we received cash proceeds of $0 and $84,000, respectively. For the three and nine months ended September 30, 2008, we received $402,000 and $1,196,000, respectively, in value through cashless exercises/exchanges for the options exercised. Also as of September 30, 2008, there was $972,000 of total unrecognized compensation cost related to non-vested shares under our 2005 Incentive and Non-Qualified Stock Option Plan ("2005 Stock Option Plan"), which is expected to be recognized over a weighted-average period of 1.4 years.

The 2005 Stock Option Plan provides for the issuance of up to 1,250,000 shares of common stock to our directors and key employees. A total of 787,000 of these options have been granted as of September 30, 2008 and 463,000 are available for grants. Of those granted, 30,000 shares have been exercised, 376,000 options are exercisable and 381,000 are not yet exercisable. As of September 30, 2008, we still have exercisable options for 66,000 shares outstanding from our previous plan, the “1995 Incentive and Non-Qualified Stock Option Plan”.

The exercise price for each non-qualified option share is determined by the Compensation Committee of the Board of Directors (the “Committee”). The exercise price of a qualified incentive stock option has to be at least 100% of the fair market value of such shares on the date of grant of the option.  Under the Plans, option grants are limited to a maximum of ten-year terms; however, the Committee has issued all currently outstanding grants with five-year terms. The Committee also determines vesting for each option grant and traditionally has had options vest in two to three approximately equal annual installments beginning one year from the date of grant.

Presented below is a summary of the stock options held by our employees and our directors and the related transactions for the three and nine months ended September 30, 2008.

	Three Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2008
		Weighted			Weighted
		Average			Average
		Exercise			Exercise
	Shares	Price		Shares	Price

Balance at July 1	718,000	$14.89	Balance at January 1	813,000	$14.89
Options granted	143,000	20.50	Options granted	143,000	20.50
Options exercised	37,000	10.88	Options exercised	131,000	9.73
Options forfeited/expired	-	-	Options forfeited/expired	1,000	19.43
Balance at September 30	824,000	$16.04	Balance at September 30	824,000	$16.04
Options exercisable	443,000	$13.62	Options exercisable	443,000	$13.62

The weighted average fair value of Company stock options granted is $3.02 per option for the nine months ended September 30, 2008. The fair value of the options was calculated using the Black-Scholes-Merton option pricing model with the following assumptions:

Nine Months Ended September 30, 2008
Expected option term	3.7 years
Expected volatility	17.59%
Expected dividend yield	1.46%
Risk-free rate of return	2.74%

The expected volatility assumptions we used are based on the historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options, such estimated life being based on the historical experience of our stock option exercises.

The following table summarizes our outstanding and exercisable options at September 30, 2008:

Stock Options Outstanding				Stock Options Exercisable
Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Average Remaining Contractual Life	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Average Remaining Contractual Life
824,000	$16.04	$4,234,000	3.4	443,000	$13.62	$3,346,000	2.7

(1)

Based on the $21.18 closing price of our stock at September 30, 2008.

13.

Secondary Stock Offering

On June 19, 2007, we announced that our public offering of 2,100,000 shares of common stock had priced at $16.50 per share. Of the shares sold, 2,000,000 were offered by us, and Kenneth S. Shifrin, our Chairman of the Board and Chief Executive Officer, offered 100,000 of the 582,554 shares he owned at that date.

Pursuant to the secondary offering, the underwriters of the offering were granted a 30-day period to exercise an option to purchase up to 315,000 additional common shares from us at the public offering price of $16.50 per share. In July 2007, the underwriters exercised the full over-allotment option.

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

14.

Manditorily Redeemable Preferred Stock

In conjunction with the acquisition of API we issued 10,198 shares of Series A redeemable preferred stock, par value $1.00 per share, from the 10,500 shares authorized. Holders of Series A redeemable preferred stock are entitled to cumulative dividends thereon at the rate of three percent (3%) per annum payable on the remaining redemption value per share, in priority to the payments of dividends on the common shares. Holders of our Series A redeemable preferred stock have no preemptive rights and have the same voting rights as the holders of our common stock. The shares are non-certificated and mandatorily redeemable. They must be redeemed ratably at not less than $1,000,000 per year, with all remaining outstanding shares being redeemed by December 31, 2016. In June 2007, 1,019 shares of our Series A redeemable preferred stock were redeemed for $1,058,000, which included accrued dividends of $40,000. In June 2008, 1,004 shares of our Series A redeemable preferred stock were redeemed for $1,302,000, which included accrued dividends of $297,000. Amortized interest on the outstanding balance totaled $282,000.  In the event of any liquidation, the holders of our Series A redeemable preferred stock receive an amount equal to the remaining redemption value before any distribution is made to the holders of our common stock.

Pursuant to Financial Accounting Standards Board (“FASB”) Statement No. 150,  Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity  (“FASB No. 150”), an issuer is required to classify an instrument as a liability if it is issued in the form of shares that are mandatorily redeemable if it embodies an unconditional obligation that requires the issuer to redeem the shares by transferring the entity’s assets at a specified or determinable date(s) or upon an event that is certain to occur. The preferred stock’s mandatory cash redemption feature coupled with a fixed redemption date and fixed amount requires that it be classified as debt, rather than equity. In addition, the preferred stock dividend has been classified as interest expense. As of September 30, 2008, the fair market value of the Series A redeemable preferred stock was $7,477,000, based on the outstanding balance of $8,087,000 discounted at 5.35%.

15.

Minority Interest

The 3% minority interest in Asset Management, a subsidiary within our financial services segment, owned by key individuals within Asset Management, was repurchased by APS Investment Services in the quarter ended September 30, 2007 for a nominal amount.

16.

Income Taxes

The provision for income taxes is based on amounts reported in the statements of income after exclusion of nontaxable income such as interest on state and municipal securities.  Also, certain items of income and expenses are recognized in different time periods for financial statement purposes than for income tax purposes.  Thus, provisions for deferred taxes are recorded in recognition of such temporary differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company and its subsidiaries file a consolidated federal income tax return. Consolidated income tax expense is allocated on the basis of each company's income adjusted for permanent differences.

On January 1, 2007, the Company adopted the provision of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement No. 109, “Accounting for Income Taxes” .  The Company does not believe it has any unrecognized tax benefits included in its consolidated financial statements.  The Company has not recognized any interest or penalties in the consolidated financial statements, nor has it recorded an accrued liability for interest or penalty payments.

Our effective income tax rate for the three and nine months ended September 30, 2008 was approximately 35.8% and 34.8%, respectively. Our effective income tax rate for the three and nine months ended September 30, 2007 was approximately 40.7% and 37.4%, respectively.

17.

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board issued SFAS 157, Fair Value Measurements.  SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities.  Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts its business.  SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.  Our assessments with respect to assumptions that market participants would make are inherently difficult to determine and use of different assumptions could result in material changes to these fair value measurements. Effective January 1, 2008, the Company adopted the provisions of SFAS 157 as it relates to financial assets and financial liabilities. The adoption of SFAS 157 did not have a material effect on our results of operations, financial position or liquidity.

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

The following table presents the estimated fair value of our financial instruments on a recurring basis as of September 30, 2008:

(in thousands)		Fair Value Measurements at September 30, 2008 Using:
Description	September 30, 2008	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant other unobservable inputs Level 3

Financial Assets:
Fixed income securities, available for sale	$200,083	$26,663	$170,734	$2,686
Equity securities, available for sale	11,332	11,277	55	-
Total	$211,415	$37,940	$170,789	$2,686

A reconciliation of the beginning and ending balances of our financial instruments for fair value measurements made using significant unobservable inputs (Level 3) follows (in thousands):

Fixed Maturity Securities, Available for Sale
Balance, January 1, 2008	$11,867
Total gains or losses realized/unrealized:
Included in earnings (or changes in net assets)	(3,429)
Included in other comprehensive income	249
Purchases, issuances, and settlements	(2,341)
Tranfers in and/or out of Level 3	(3,660)

Balance, September 30, 2008	$2,686

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2008	$(3,564)

Gains and losses (realized and unrealized) included in earnings for the period are reported in net realized investment gains (losses) as follows:

Total gains or losses included in earnings for the period (above)	$(3,436)

Change in unrealized gains or losses related to assets held at September 30, 2008	$34

In estimating the fair values for our equity securities and U.S. Treasury fixed maturity securities, since there is an active, readily tradable market value based on quoted prices, we base our estimates on such prices (Level 1 pricing) as of September 30, 2008, or the measurement date. Active markets are those in which transactions occur in significant frequency and volume to provide pricing information on an on-going basis. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

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

Valuations of fixed maturity securities obtained from independent pricing services are reviewed for reasonableness based upon the specifics of the security, including class, maturity, credit rating, durations, collateral, and comparable markets for similar securities. We may adjust the valuation of securities from these independent pricing services when we believe their pricing does not fairly represent the market value of the investment. When market observable data is not as readily available or if the security trades in an illiquid market, the valuation of financial instruments becomes more subjective and could involve substantial judgment resulting in Level 3 pricing.  For example, this may occur in the valuations provided by independent pricing services in their pricing of certain mortgage-backed securities, including our Alt-A securities. The pricing of these securities can be influenced by specific characteristics such as the overall structure of the instrument; default rates; demographic and geographic characteristics of the underlying mortgages; support levels; loan to value ratios; and other specific factors underlying these investments.  In order to reflect the fair market value for these securities, we evaluate independent pricing and may adjust these prices based on independent dealer quotes and/or the judgment of the securities professionals in our financial services segment.  As of September 30, 2008, we have adjusted all remaining Alt-A securities to lower market values from that indicated by independent pricing services based on indications from dealers which we believe is more reflective of the current sales price of these securities and the ultimate realizable value and accordingly, these securities are included in Level 3 pricing.  For the three and nine months ended September 30, 2008, we recognized $830,000 and $4,598,000 of realized losses based on Level 3 pricing assumptions on our lowest rated Alt-A securities.  As of September 30, 2008, our Alt-A portfolio based on level 3 pricing assumptions approximates only 1.4% of our total investment portfolio, including unrestricted cash. See Note 5 to the financial statements included herein for additional discussion regarding our Alt-A write-downs.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), “APS,” “we,” “our,” “us” and the “Company” refer to American Physicians Service Group, Inc., together with its subsidiaries, unless the context requires otherwise. The following MD&A should be read in conjunction with the accompanying consolidated financial statements for the three and nine months ended September 30, 2008, included in Part I, Item 1, As well as the audited, consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the United States Securities and Exchange Commission (the “SEC”) on March 13, 2008.

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

Insurance Services. We provide medical professional liability insurance primarily in Texas, where our insurance subsidiary, API, has written business for over 30 years. API is authorized to do business in the States of Texas, Arkansas and Oklahoma and specializes in writing medical professional liability insurance for physicians, dentists and other healthcare providers. API currently insures approximately 5,200 physicians, dentists, and other healthcare providers, the vast majority of which are in Texas. Approximately 97% of API’s premiums are written through purchasing groups, which in Texas currently subjects us to less stringent state regulation of premium rates and policy forms. Historically, we operated as the attorney-in-fact manager for API since 1975. In April 2007, we acquired API, thus combining our insurance management experience with an insurance underwriting entity to allow for the increased possibility for expansion into new markets and to assist our efforts for continued growth in existing markets.

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

Secondary Stock Offering. On June 19, 2007 we announced that our public offering of 2,100,000 shares of common stock had priced at $16.50 per share. Of the shares sold, 2,000,000 were offered by us, and Kenneth S. Shifrin, our Chairman of the Board and Chief Executive Officer, offered 100,000 of the 582,554 shares he owned at that date.

Pursuant to the secondary offering, the underwriters of the offering were granted a 30-day period to exercise an option to purchase up to 315,000 additional common shares from us at the public offering price of $16.50 per share. In July 2007, the underwriters exercised the full over-allotment option.

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

Unaudited Pro Forma Condensed Consolidated Financial Information

We are providing the following unaudited pro forma condensed consolidated financial statements to present the results of operations of the combined company after giving effect to our acquisition of API, absent any operational or other changes, as if API’s and our businesses had been combined for the periods and at the dates indicated. The pro forma condensed consolidated statements of operations for the nine months ended September 30, 2007 are presented as if the API acquisition occurred on January 1, 2007. The unaudited pro forma condensed consolidated financial statements were prepared using the purchase method of accounting. We recognized equity compensation costs of approximately $1.2 million related to our acquisition of API in the nine months ended September 30, 2007, which resulted in a one-time decrease in net income for that period.

The pro forma adjustments are based upon available information and assumptions that we believe are reasonable. The unaudited pro forma condensed consolidated financial statements are presented for illustrative purposes only and are based on the estimates and assumptions set forth in the notes accompanying these statements, which should be read in conjunction with these unaudited pro forma condensed consolidated financial statements. The companies may have performed differently had they always been combined. You should not rely on this information as being indicative of the historical results that would have been achieved had the companies always been combined or the future results that the combined company will experience. The unaudited pro forma condensed consolidated financial information is not comparable to our historical financial information due to the inclusion of the effects of the API acquisition. The unaudited pro forma condensed consolidated financial statements and the related notes thereto should be read in conjunction with the unaudited consolidated financial statements of the Company for the nine months ended September 30, 2007, and the related notes thereto and other information included herein.  The unaudited financial statements of API for the three months ended March 31, 2007 are included in the Form S-1 filed by the Company dated June 19, 2007.

Unaudited Pro Forma Condensed Combined Statement of Operations

For the Nine Months Ended September 30, 2007

(In thousands, except per share data)

	API Historical 3-31-07	APSG Historical 9-30-07	Pro Forma Adjustments “Merger”		Combined Pro Forma 9-30-07
			(Note 4)
REVENUES
Premiums and maintenance fees written	$15,466	$37,284	$-		$52,750
Premiums ceded	(2,407)	3,922			1,515
Change in unearned premiums & maintenance fees	3,252	(3,129)			123
Net Premiums and maintenance fees earned	16,311	38,077			54,388

Investment income, net of investment expense	1,791	5,743	78	(a)	7,509
			(117)	(d)
			14	(b)
Realized capital gains (losses), net	126	(3,659)			(3,533)
Management services	-	3,765	(3,718)	(a)	141
			94	(c)
Financial services	-	17,623	(306)	(b)	17,317
Other revenue	-	69			69

Total revenues	18,228	61,618	(3,955)		75,891

EXPENSES
Losses and loss adjustment expenses	10,934	7,786	(1,001)	(a)	18,957
			1,238	(d)
Other underwriting expenses	3,214	5,696	1,572	(d)	8,926
			(1,650)	(a)
			94	(c)

Change in deferred policy acquisition costs	141	(287)			(146)
Management services expenses	-	3,823	(3,823)	(f)	-
Financial services expenses	-	15,599			15,599
General and administrative	-	3,800	(989)	(a)	3,809
			(2,927)	(d)
			102	(e)
			3,823	(f)

Total expenses	14,289	36,417	(3,561)		47,145
					-
Income (loss) from operations	3,939	25,201	(394)		28,746

Income tax expense (benefit)	1,326	8,949	(35)	(e)	10,141
			(99)	(b)

Minority interests		1			1

Net income (loss)	$2,613	$16,251	$(260)		$18,604

Net Income per Share: (Note 10)
Basic					$3.74

Diluted					$3.64

Basic weighted average shares outstanding					4,977
Diluted weighted average shares outstanding					5,114

Notes to Unaudited Pro Forma Condensed

Consolidated Financial Statements

1.

Basis of Presentation

The accompanying unaudited pro forma statements of operations present the pro forma effects of our acquisition of API through the issuance of common and preferred shares of our stock. The statement of operations for the nine months ended September 30, 2007 is presented as though the acquisition occurred on January 1, 2007.

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

At the effective time of the acquisition, April 1, 2007, each share of common stock of API was converted into, and exchanged for, the right to receive the number of shares of our common stock based upon an exchange ratio equal to a purchase price of $45 million minus the $9,179,000 agreed-upon present value of the payments authorized by the Texas Department of Insurance that must be made by us to comply with the mandatory redemption features of the API Series A redeemable preferred stock in exchange for the API refundable deposit certificates, divided by $17.28, divided by the 10,000,000 shares of API common stock. The $17.28 price was the average closing price of our common shares for the twenty trading days immediately preceding the closing. According to the terms of the merger agreement for the acquisition, the value of our common stock issued in the acquisition was subject to adjustment upwards or downwards by up to 15% based on the closing price of our common shares for the twenty trading days immediately preceding the effective date of the acquisition.

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

(b)

Records the elimination of intercompany revenue by APS Investment Services for investment trading fees for managing API’s fixed income investment portfolio and records related other comprehensive income at API, change in amortization of bond premium and tax expense. The net effect on retained earnings is a reduction of $193,000 for the three months ended March 31, 2007.

(c)

Records commission expense incurred by API that is currently reimbursed by the Company. There is no reimbursement following the acquisition. The reimbursement was eliminated in our financial statements.

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

The following table sets forth selected historical financial and operating data for the Company. Our results of operations for the three and nine months ended September 30, 2008 and 2007 includes the historical financial and operating results of the Company prior to and subsequent to the acquisition of API on April 1, 2007. The selected income statement data below for the three and nine months ended September 30, 2008 and 2007, is derived from our consolidated unaudited financial statements which management believes incorporate all of the adjustments necessary for the fair presentation of the financial condition and results of operations for such periods. Equity compensation expense of approximately $1,200,000 related to our acquisition of API is included in nine months ended September 30, 2007 results from operations. Actual financial results through September 30, 2008 may not be indicative of future financial performance. Certain Non-GAAP financial measures are included in the underwriting ratio section table below as these ratios represent insurance industry-specific financial performance measures.

For comparative purposes, we have also included on a pro forma basis the results of operations for the nine months ended months ended September 30, 2007 of the Company and API as if the acquisition had occurred on January 1, 2007. Any reference in the MD&A Section below to “on a pro forma basis” is as if the Company acquired API on January 1, 2007.

Selected Condensed Consolidated Historical and Pro Forma Financial and

Operating Data of American Physicians Service Group, Inc.

(in thousands, except share, per share and ratio data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007	2007
	Actual	Actual	Actual	Actual	Proforma
Income Statement Data:
Gross premiums and maintenance fees written - direct and assumed	$21,246	$22,239	$51,106	$37,284	$52,750
Premiums ceded	711	504	1,087	3,922	1,515
Net premiums and maintenance fees written	21,957	22,743	52,193	41,206	54,265

Net premiums and maintenance fees earned	15,709	17,631	47,657	38,077	54,388
Investment income, net of investment expenses	2,996	2,904	9,011	5,743	7,509
Realized capital gains (losses) - net	(474)	(3,195)	(4,312)	(3,659)	(3,533)
Management services	42	70	63	3,765	141
Financial services	1,558	5,434	4,835	17,623	17,317
Other revenue	55	35	87	69	69
Total revenues	19,886	22,879	57,341	61,618	75,891
Losses and loss adjustment expenses	2,259	4,624	11,347	7,786	18,957
Other underwriting expenses	3,220	3,262	8,322	5,696	8,926
Change in deferred acquisition costs	(403)	(444)	(206)	(287)	(146)
Management services expenses	-	-	-	3,823	-
Financial services expenses	2,127	4,907	8,013	15,599	15,599
General and administrative expenses	1,502	1,608	4,221	3,800	3,809
Impairment of goodwill	-	-	-	1,247	-
Total expenses	8,705	13,957	31,697	37,664	47,145
Income from operations	11,181	8,922	25,644	23,954	28,746
Income tax expense	3,998	3,630	8,935	8,949	10,141
Minority Interests	-	-	-	1	1
Net income before extraordinary gain	7,183	5,292	16,709	15,004	18,604
Extraordinary gain	-	-	-	2,264	-
Net income	$7,183	$5,292	$16,709	$17,268	$18,604

Diluted weighted average shares outstanding	7,244	7,253	7,286	5,114	5,114
Diluted earnings per common share	$0.99	$0.73	$2.29	$3.37	$3.64

Underwriting Ratios:
Loss ratio (1) (4)
Accident year	63%	44%	61%	N/A	56%
Prior years	-49%	-18%	-37%	N/A	-21%
Calendar year	14%	26%	24%	N/A	35%
Expense ratio (2) (4)	18%	16%	17%	N/A	16%
Combined ratio (3) (4)	32%	42%	41%	N/A	51%

(1) Loss ratio is defined as the ratio of losses and loss adjustment expenses to net premiums and maintenance fees earned.
(2) Expense ratio is defined as the ratio of other underwriting expenses and net change in deferred acquisition costs to net premiums and maintenance fees earned.
(3) Combined ratio is the sum of the loss ratio and the expense ratio.
(4) Ratios for the nine month Actual 2007 period are not applicable since the acquisition of API occurred on April 1, 2007.

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

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenues decreased $2,993,000 (13%) to $19,886,000 from $22,879,000 for the three months ended September 30, 2008 compared to the same three month period for 2007. Our income from operations increased $2,259,000 (25%) to $11,181,000 from $8,922,000 for current year three month period compared to 2007. Our net income increased $1,891,000 (36%) to $7,183,000 from $5,292,000 for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. Our diluted net income per share increased $0.26 (36%) to $0.99 from $0.73 for the three months ended September 30, 2008 as compared to the same three month period in 2007.

The explanations for these changes are described below.

Gross Premiums and Maintenance Fees Written

Gross premiums and maintenance fees written decreased $993,000 (4%) to $21,246,000 from $22,239,000 for the three months ended September 30, 2008 as compared to the same period in 2007. The decrease in gross premiums and maintenance fees written was the result of price declines due to soft market conditions. Average rate decreases during the current quarter were 3.7%. Offsetting these decreases were increased premium writings in Oklahoma and Arkansas and better than anticipated policy retention. We increased the number of policyholders to 5,218 at September 30, 2008 from 4,967 at September 30, 2007.

Premiums Ceded

Premiums ceded decreased $207,000 to $711,000 from $504,000 for the three months ended September 30, 2008 as compared to the same period in 2007. The reinsurance contracts beginning in 2002 through 2008 are variable premium treaties that have various minimum and maximum rates. The actual premium rate will depend upon the ultimate losses ceded to the reinsurer under the related treaty. We, supported periodically by outside consulting actuarial reviews, continually monitor the development of claims subject to reinsurance and adjust premiums ceded for estimated profit sharing provisions based on claims development in the reinsurance layers.

The effect of reinsurance on premiums earned for the three months ended September 30, are as follows (in thousands):

	Three Months Ended September 30,
	2008	2007
Premiums and maintenance fees earned	$14,998	$17,127
Ceded premiums:
Current year	(1,320)	(1,931)
Prior years	2,031	2,435
Total ceded premiums	711	504

Net premium and maintenance fees earned	$15,709	$17,631

The decrease in premiums ceded of $207,000 was primarily the result of recognizing $2,031,000 of favorable prior reinsurance development for prior years reinsurance treaties during the quarter ended September 30, 2008 as compared to recognizing $2,435,000 of favorable development during the quarter ended September 30, 2007. Excluding the favorable development for prior years’ treaties for both periods, ceded premiums would have decreased $611,000 for the year over year quarters primarily due to the Company retaining 40% of any claim in excess of $250,000 on individual claims and $350,000 on multiple insured claims for the 2008 reinsurance treaty. We retained 20% of any excess on the 2007 treaty. We are retaining this additional risk in the reinsurance layer in order to lower our ceding costs based on decreases in claims and coverage limits since the passage of tort reform legislation in Texas in 2003. Also for the second quarter of 2008, ceded premiums for the current treaty year decreased as a result of lower earned premiums and continued improvements in the treaty terms as compared to 2007.

Net Premiums and Maintenance Fees Earned

Net premiums and maintenance fees earned decreased by $1,922,000 (11%) to $15,709,000 from $17,631,000 for the three months ended September 30, 2008 as compared to the same period in 2007. Written premiums and maintenance fees decreased for the current quarter as compared to the prior year quarter and the aforementioned favorable development recognized at September 30, 2007 for prior years’ reinsurance treaties contributed to the decrease in net earned amounts.

Investment Income

Investment income, net of investment expenses, increased by $92,000 (3%) to $2,996,000 from $2,904,000 for the three months ended September 30, 2008 as compared to the same period for 2007. Cash and invested assets increased by $8,457,000 to $229,486,000 at September 30, 2008 from $221,029,000 at September 30, 2007 resulting in the increase in investment income. In addition, the increase in invested assets resulted primarily from positive net cash flow from operating activities. Partially offsetting these increases was lower rates earned on investments during the period.

Realized Capital Gains (Loss)

Realized capital losses decreased $2,721,000 to $474,000 from $3,195,000 for the three months ended September 30, 2008 as compared to the same period in 2007 primarily as a result of “other than temporary” impairment losses incurred during the current quarter on Alt-A collateralized mortgage-backed securities being of a lesser amount than those seen in 2007.

Of our entire invested assets, including unrestricted cash as of September 30, 2008, agency-backed mortgage obligations, with underlying collateral consisting of GNMA, FHLMC, or FNMA loans comprise 37% of our portfolio; non-agency collateralized mortgage obligations (“CMO’s”) comprise 12% of our portfolio; 12% is comprised of U.S. Treasury notes and bills; 26% is comprised of government agency bonds and notes, municipal tax exempt bonds and corporate bonds and the remaining 13% is cash, equities and other invested assets. The majority of the non-agency CMO’s in our portfolio have underlying mortgages categorized as “Prime” quality loans, and none of our CMO’s have underlying mortgages classified as “Subprime.” As of September 30, 2008 our portfolio contained seven CMO securities with collateral classified as “Alternative-A” or “Alt-A.” Alt-A securities are generally considered to have underlying mortgages with underwriting characteristics that are stronger than “Subprime” mortgages but less stringent than “Prime” mortgages. All of our Alt-A securities have underlying mortgages with fixed interest rates. All but one of our Alt-A securities are investment grade, currently rated either AA or A. During 2008, one of the Alt-A securities with a book value of $44,000 was downgraded to a “B” rating.

Beginning with the three months ended September 30, 2007, we saw a significant and rapid decline in the market value of our Alt-A securities. We considered the deepening national housing crisis and its potential effects on the underlying collateral in evaluating this decline and concluded that the decreases in value of lowest rated Alt-A securities and one of our AA rated Alt-A securities should be considered to be “other than temporary” as defined in Statements of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.  The amount of the pretax charge to earnings associated with these adjustments for the three months ended September 30, 2008 was $830,000. The pretax charge for the comparable quarter ended September 30, 2007 was $3,140,000. The aggregate write-down on the Alt-A securities since the quarter ended September 30, 2007 is $9,164,000. While we have the ability to hold all of our Alt-A securities indefinitely, we continue to closely monitor and evaluate these securities and their underlying collateral. We will continue to consider opportunities to reduce our position in Alt-A securities if we determine that it prudently reduces our exposure to further declines that may be considered “other than temporary.”

The following table reflects the composition of our Alt-A securities as of September 30, 2008 after the other than temporary impairment (dollars in thousands):

			% of Portfolio
Rating Category	"Book" Value	Fair Value	(Fair Value)

AA	$2,690	$1,686	0.7%
A	1,477	1,552	0.7%
B	44	44	0.0%
Total	$4,211	$3,282	1.4%

During the three months ended September 30, 2008, we evaluated our equity portfolio for other than temporary impairments of certain securities. We based our review primarily on continued stock price declines of certain securities and the length of time we have held the stocks. For the three months ended September 30, 2008, the write-down of equity securities resulted in a realized loss of $387,000. The fair value of these stocks at September 30, 2008 was $265,000.

In 2003, we acquired 385,000 shares of common stock of Financial Industries Corporation (“FIC”). The total purchase price was approximately $5,647,000. Our policy in regards to our investment in FIC had been that we would record pretax charges to earnings should the common stock price on the last day of each interim or annual period fall below the adjusted cost basis of our investment in FIC. From 2004 through 2007, we wrote down the carrying value of the FIC stock by $3,414,000. On January 15, 2008, FIC announced that it had entered into an agreement and plan of merger pursuant to which it would be acquired. On July 17, 2008 that transaction closed. The basis in our investment in FIC common stock at the closing of the merger was $5.80 per share and based on the sale price of $7.25 per share, we recognized a $558,000 gain in the third quarter of 2008.

Financial Services Revenues

Our Financial Services revenue decreased $3,876,000 (71%) to $1,558,000 from $5,434,000 for the three month period ended September 30 2008 compared to the same period in 2007.  APS Financial, our broker/dealer, derives most of its revenue from transactions in the fixed income market, in both investment and non-investment grade securities. Commission revenue at APS Financial was down $2,672,000 (68%) to $1,279,000 from $3,952,000 for the three month period ended September 30, 2008 compared to the same period in 2007 due to a continuing trend of very low transaction activity seen throughout the year. Among the factors affecting transaction activity include the well-publicized issues in the mortgage lending and financial markets with the anticipation of the continuation of these factors. The result is the inclination of many of our investors to remain inactive. The same general market conditions affected the combined revenues derived from our investment banking and the bank debt/trade claims business. Decreases in bank debt/trade claim and investment banking revenues combined to total $1,225,000 (88%) to $160,000 from $1,385,000 for the three month period ended September 30 2008 compared to the same period in 2007 due again to difficult credit market conditions. While our Financial Services business constitutes a much less significant portion of our consolidated results of operation since the acquisition of API, we are actively exploring avenues to return this segment to profitability. Cost cutting measures have been implemented which included reduction of personnel, compensation reductions and redundant information services. However, a return to profitability for this segment will also depend, to a large extent, on improved market conditions and a corresponding increase in revenues. We cannot predict when this could occur.

Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses decreased by $2,365,000 (51%) to $2,259,000 from $4,624,000 for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. The decrease is the result of lower accident year loss and loss adjustment expense and higher favorable development on prior year losses in 2008 as compared to 2007. For the three months ended September 30, 2008, current accident year loss and loss adjustment expenses totaled $9,949,000 and prior year losses developed favorably by $7,690,000 as a result of reductions in our estimates of claims severity, principally the 2003 through 2007 report years. For the three months ended September 30, 2007, current accident year loss and loss adjustment expenses were $7,789,000 and there was $3,165,000 of favorable development on prior years. The positive effects of tort reform in Texas have resulted in continued favorable development of reserves and improved claim development patterns. We have favorably settled a number of post-tort reform claims from the 2004 and 2005 report years at below the reserved amounts. We continue to accrue our current accident year losses conservatively based on increases in policyholder count from 4,967 as of September 30, 2007 to 5,218 as of September 30, 2008. We also continue to use a conservative approach in our reserving methodology, in all periods including the current accident year.

Other Underwriting Expenses and Net Change in Deferred Acquisition Costs

Other underwriting expenses decreased by $42,000 (1%) to $3,220,000 from $3,262,000 for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. Other underwriting expenses consist primarily of commissions to agents, premium taxes, consulting actuary fees and other general underwriting expenses related to our Insurance Services segment. The decrease of $42,000 for 2008 is mainly attributable to decreased commissions and premium taxes based on lower written premiums for the three months ended September 30, 2008 as compared to the same period in 2007. The net change in deferred acquisition costs, which is comprised of the change in deferred and amortized commissions paid to agents on new and renewal business and deferred and amortized premium taxes, increased for the three months ended September 30, 2008 by $41,000 to $(403,000) from $(444,000) for the comparable period in 2007 due to new costs capitalized exceeding the amortization of prior deferred expenses.

Management Service Expenses

Prior to the acquisition of API, the historical results of operations of our Insurance Services segment were determined by the management fees we received from API pursuant to a management agreement and the expenses incurred in managing API’s operations.  In conjunction with the merger with API on April 1, 2007, our management agreement was terminated as of March 31, 2007 and as such is no longer included in our consolidated results of operations. Therefore, there are no insurance management services expenses for the three months ended September 30, 2008 and 2007. Insurance management services expenses were recorded only through the three months ended March 31, 2007.

Financial Services Expenses

Our Financial Services expenses decreased $2,780,000 (57%) to $2,127,000 from $4,907,000 for the three months ended September 30, 2008 as compared to the same period in 2007. The primary reason for the decrease is a reduction of commission expenses of $2,305,000 (75%) to $785,000 from $3,090,000 for the three months ended June 30, 2008 compared to the same period in 2007 due to the decline in trading activity and associated commission revenues mentioned above. Legal and professional expenses decreased $230,000 (58%) to $165,000 from $395,000 for the three months ended September 30, 2008 compared to the same period in 2007 due primarily to costs incurred during the third quarter of 2007 associated with becoming compliant with the Sarbanes-Oxley Act ("SOX"). Consulting fees for SOX compliance in our second year have been significantly reduced. Lastly, incentive compensation costs decreased $160,000 (68%) to $75,000 from $235,000 for the three months ended September 30, 2008 as compared to the same period in 2007 as a result of the net loss incurred thus far in 2008 for this operating segment.

General and Administrative Expenses

General and administrative expenses decreased $106,000 (7%) to $1,502,000 from $1,608,000 for the three months ended September 30, 2008 compared to the same period in 2007. The decrease in general and administrative expenses in the current quarter is primarily the result of lower interest expense on our manditorily redeemable preferred stock as well as lower professional fees. Professional fees decreased $113,000 (73%) to $42,000 from $155,000 due primarily to lower SOX fees in 2008, benefiting from cost savings that are traditional for a company in its second year of compliance.

Impairment of Goodwill

Goodwill was recognized when we repurchased an interest in APS Insurance Services from a minority holder in 2003. Goodwill was determined to exist based on earnings expected to be generated from the management agreement with API. With our purchase of API and termination of the management agreement, we determined that the original circumstances creating the goodwill no longer exist and that the entire $1,247,000 balance is impaired and was written down in the quarter ended June 30, 2007.

Minority Interest

The 3% minority interest in Asset Management, a subsidiary within our Financial Services segment, owned by key individuals within Asset Management, was repurchased by APS Investment Services in the third quarter of 2007 for a nominal amount.

Nine Months Ended September  30, 2008 Compared to Nine Months Ended September 30, 2007

Revenues and all of the other income statement items for the nine months ended September 30, 2007 do not include the operations of API for the first three months of 2007, which we acquired on April 1, 2007. We have included below in the pro forma sections a comparison of our operations had the acquisition occurred on January 1, 2007.

Actual revenues decreased $4,277,000 (7%) to $57,341,000 from $61,618,000 for the nine months ended September 30, 2008 compared to the same nine month period for 2007. Our income from operations increased $1,690,000 (7%) to $25,644,000 from $23,954,000 for the current year nine month period compared to 2007. Our net income decreased $559,000 (3%) to $16,709,000 from $17,268,000 for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. Lastly, our diluted net income per share decreased $1.08 (32%) to $2.29 from $3.37 for the nine months ended September 30, 2008 compared to the same period in 2007.

Pro forma

Pro forma revenues decreased $18,550,000 (24%) to $57,341,000 from $75,891,000 for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Our income from operations decreased $3,102,000 (11%) to $25,644,000 from $28,746,000 for the current nine month period in 2008 compared to the same period for 2007. Our net income decreased $1,895,000 (10%) to $16,709,000 from $18,604,000 for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. Diluted net income per share was $2.29 and $3.64 for the nine months ended September 30, 2008 and 2007, respectively.

The explanations for these changes are described below.

Gross Premiums and Maintenance Fees Written

Gross premiums and maintenance fees written increased to $51,106,000 from $37,284,000 for the nine months ended September 30, 2008 as compared to the nine month period ended September 30, 2007. The nine months of 2007 only include the operations of API from April 1, 2007, the date of acquisition.

Pro forma

On a pro forma basis, gross premiums and maintenance fees written decreased $1,644,000 (3%) to $51,106,000 from $52,750,000 for the nine month period ended September 30, 2008 as compared to the same period in 2007. The decrease in gross premiums and maintenance fees written was primarily the result of rate decreases due to soft market conditions. Offsetting these decreases, we increased the number of policyholders to 5,218 at September 30, 2008 from 4,967 at September 30, 2007. In addition, we increased our premium writings in Arkansas and also in Oklahoma where we were admitted to write business in the latter part of 2007.

Premiums Ceded

Premiums ceded decreased to $1,087,000 from $3,922,000 for the nine months ended September 30, 2008 as compared to the nine months ended June 30, 2007. The nine months of 2007 only include the operations of API from April 1, 2007, the date of acquisition.

Pro forma

On a pro forma basis, premiums ceded increased $428,000 to $1,087,000 from $1,515,000 for the nine months ended September 30, 2008 as compared to the same period in 2007. The reinsurance contracts beginning in 2002 through 2008 are variable premium treaties that have various minimum and maximum rates. The actual premium rate will depend upon the ultimate losses ceded to the reinsurer under the related treaty.

The effect of reinsurance on premiums earned for the nine months ended September 30, are as follows (in thousands):

	Nine Months Ended September 30,
	2008 Actual	2007 Pro forma
Premiums and maintenance fees earned	$46,570	$52,873
Ceded premiums:
Current year	(3,945)	(6,556)
Prior years	5,032	8,071
Total ceded premiums	1,087	1,515

Net premium and maintenance fees earned	$47,657	$54,388

The pro forma increase in premiums ceded of $428,000 is primarily the result of lower prior period development of the swing rated treaties in 2008 as compared to 2007. This prior year favorable development in the reinsurance layer resulted in us recognizing $5,032,000 as a reduction to ceded premiums for the nine months ended September 30, 2008 as compared to $8,071,000 of prior year favorable development for the nine months ended September 30, 2007. Additionally, ceded premiums decreased year over year due to the Company retaining 40% of any claim in excess of $250,000 on individual claims and $350,000 on multiple insured claims for the 2008 reinsurance treaty. We retained 20% of any excess on the 2007 treaty. We are retaining this additional risk in the reinsurance layer based on decreases in claims and coverage limits since the passage of tort reform legislation in Texas in 2003. In addition, ceded premiums are lower for the current period due to lower earned premiums for the first nine months of 2008 as compared to 2007.

Net Premiums and Maintenance Fees Earned

Net premiums and maintenance fees earned increased to $47,657,000 from $38,077,000 the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. The nine months of 2007 only include the operations of API from April 1, 2007, the date of acquisition.

Pro forma

On a pro forma basis, net premiums and maintenance fees earned decreased by $6,731,000 (12%) to $47,657,000 from $54,388,000 for the nine months ended September 30, 2008 as compared to the same period in 2007. This decrease is due to average rate decreases of approximately 5.5% during the current year and lower favorable development for the 2002 through 2007 reinsurance swing rated treaties for the nine months ended in 2008 as compared to 2007. Favorable development was $5,032,000 for the nine months ended September 30, 2008 as compared to $8,071,000 for the comparable period in 2007. Offsetting the rate decreases was an increase in new business generated from an increase in the number of insureds from 4,967 as of September 30, 2007 to 5,218 as of September 30, 2008.

Investment Income

Investment income, net of investment expenses increased $3,268,000 (57%) to $9,011,000 from $5,743,000 for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 as a result of a substantial increase in invested assets resulting from the acquisition of API on April 1, 2007 and from the proceeds received from our common stock offering in June 2007. The nine months of 2007 only includes the operations of API from April 1, 2007, the date of acquisition.

Pro forma

On a pro forma basis, investment income, net of investment expenses, increased by $1,502,000 (20%) to $9,011,000 from $7,509,000 for the nine months ended September 30, 2008 as compared to the same period for 2007. On a pro forma basis, cash and invested assets increased by $8,457,000 to $229,486,000 at September 30, 2008 from $221,029,000 at September 30, 2007 resulting in the increase in investment income. The increase in invested assets resulted primarily from the use of proceeds of our common stock offering as well as from positive net cash flow from operating activities.

Realized Capital Gains (Losses)

Realized capital losses increased $653,000 (18%) to $4,312,000 from $3,659,000 for the nine months ended September 30, 2008 as compared to the same period in 2007. The increase is primarily the a result of “other than temporary” impairment losses of $5,069,000 during the first nine months of 2008 on our Alt-A collateralized mortgage-backed securities and equity securities compared to $3,140,000 of impairment losses on our Alt-A securities during the first nine months of 2007. Offsetting these losses was a $558,000 realized gain on the sale of the FIC stock during the current quarter resulting from the merger which was previously mentioned in the current quarter discussion above.

Pro forma

On a pro forma basis, realized capital losses increased $779,000 to $4,312,000 from $3,533,000 for the nine months ended September 30, 2008 as compared to the same period in 2007. This increase in losses is primarily the result of the other-than-temporary impairment losses on our Alt-A securities and equity securities in 2008 as compared to 2007, as described above.

Financial Services Revenues

Our Financial Services revenue decreased $12,788,000 (73%) to $4,835,000 from $17,623,000 for the nine month period ended September 30, 2008 compared to the same period in 2007. Commission revenue at APS Financial was down $8,895,000 (69%) to $4,042,000 from $12,937,000 for the nine month period ended September 30, 2008 compared to the same period in 2007 due to a continuing trend of very low transaction activity seen throughout the year. As was the case with the three month decline in revenues mentioned above, the well-publicized issues in the mortgage lending and financial markets with the anticipation of the continuation of these factors have contributed to the downturn in trading activity. The result is the inclination of many investors to remain inactive. The same general market conditions affected the combined revenues derived from our investment banking and bank debt/trade claims business. Bank debt/trade claim revenue declined $2,396,000 (83%) to $474,000 from $2,870,000 for the nine month period ended September 30 2008 compared to the same period in 2007 due again to difficult credit market conditions. Investment banking transactions decreased $1,816,000 (91%) to $175,000 from $1,991,000 for the nine month period ended September 30, 2008 compared to the same period in 2007. While our Financial Services business constitutes a much less significant portion of our consolidated results of operation since the acquisition of API, we are actively exploring avenues to return this segment to profitability. Cost cutting measures have been implemented which included reduction of personnel, compensation reductions and redundant information services. However, a return to profitability for this segment will also depend, to a large extent, on improved market conditions and a corresponding increase in revenues. We cannot predict when this could occur.

Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses increased to $11,347,000 from $7,786,000 for the nine months ended September 30, 2008 compared to the same period for 2007. The nine months of 2007 only include the operations of API from April 1, 2007, the date of acquisition.

Pro forma

On a pro forma basis, loss and loss adjustment expenses for the nine months ended September 30, 2008 decreased by $7,610,000 (40%) to $11,347,000 from $18,957,000 for the nine months ended September 30, 2008 compared to the first nine months of 2007. The decrease on a pro forma basis is the result of lower accident year loss and loss adjustment expense and higher favorable development on prior year losses in 2008 as compared to 2007. For the nine months ended September 30, 2008, current accident year loss and loss adjustment expenses totaled $28,862,000 and prior year losses developed favorably by $17,515,000 as a result of reductions in our estimates of claims severity, principally the 2003 through 2007 report years. For the nine months ended September 30, 2007, current accident year loss and loss adjustment expenses were $30,306,000 and there was $11,556,000 of favorable development on prior years. The positive effects of tort reform in Texas have resulted in continued favorable development of reserves and improved claim development patterns. We have favorably settled a number of post-tort reform claims from the 2004 and 2005 report years at below the reserved amounts. We continue to accrue our current accident year losses conservatively based on increases in policyholder count from 4,967 as of September 30, 2007 to 5,218 as of September 30, 2008.  As of September 30, 2008, we also continue to use a conservative approach in our reserving methodology, in all periods including the current accident year.

Other Underwriting Expenses and Net Change in Deferred Acquisition Costs

Other underwriting expenses increased to $8,322,000 from $5,696,000 for the nine months ended September 30, 2008 compared to the comparable six months of 2007. The six months of 2007 only include the operations of API from April 1, 2007, the date of acquisition.

Pro forma

On a pro forma basis, other underwriting expenses decreased by $604,000 (7%) to $8,322,000 from $8,926,000 for the nine months ended September 30, 2008 as compared to the same period in 2007. Other underwriting expenses consist primarily of commissions to agents, premium taxes and other general underwriting expenses related to managing our Insurance Services segment. The pro forma decrease of $604,000 for 2008 is mainly attributable to higher stock-based compensation expenses and legal and auditing fees incurred during the nine months ended September 30, 2007 as a result of the acquisition of API. In addition, current year commissions and premium taxes are lower due to lower written premiums. On a pro forma basis, the net change in deferred acquisition costs, which is comprised of the change in deferred and amortized commissions paid to agents on new and renewal business and deferred and amortized premium taxes, decreased for the nine months ended September 30, 2008 by $60,000 to $(206,000) from $(146,000) for the comparable period in 2007 due to new costs capitalized exceeding the amortization of prior deferred expenses.

Management Service Expenses

Prior to the acquisition of API, the historical results of operations of our Insurance Services segment were determined by the management fees we received from API pursuant to a management agreement and the expenses incurred in managing API’s operations.  In conjunction with the merger with API on April 1, 2007, our management agreement was terminated as of March 31, 2007 and as such is no longer included in our consolidated results of operations. Thus, as a result of the merger, insurance management services expenses decreased to zero in the nine months ended September 30, 2008 compared to $3,823,000 during the same period in 2007. Insurance services expenses were recorded only through the quarter ended March 31, 2007. On a pro forma basis, management service expenses were $0 for both periods as these expenses were eliminated in consolidation.

Financial Services Expenses

Our Financial Services expenses decreased $7,586,000 (49%) to $8,013,000 from $15,599,000 for the nine month period ended September 30, 2008 compared to the same period in 2007. The primary reason for the current year decrease is a reduction of commission expenses of $7,762,000 (75%) to $2,551,000 from $10,313,000 for the nine month period ended September 30, 2008 compared to the same period in 2007 resulting from the decline in trading activity and associated commission revenues mentioned above. In addition, incentive compensation costs decreased $1,125,000 (94%) in the first nine months of 2008 as a result of the net loss incurred thus far in 2008 in this operating segment. Partially offsetting these decreases was an increase in legal and professional expenses of $1,169,000 (175%) to $1,837,000 from $668,000 for the nine  month period ended September 30, 2008 compared to the same period in 2007 due primarily to costs incurred related to legal disputes. Lastly, payroll expense increased $249,000 (17%) to $1,736,000 from $1,486,000 due primarily to certain increases in staff at the investment banking and bank debt/trade claims businesses since the third quarter of 2007.

General and Administrative Expenses

General and administrative expenses increased $421,000 (11%) to $4,221,000 from $3,800,000 for the nine month period ended September 30, 2008 compared to the same period in 2007.  Salaries increased $241,000 (31%) to $1,023,000 from $782,000 resulting primarily from our hiring a President and Chief Operating Officer in April, 2007 in addition to adding a new Treasurer position in November of 2007. Options, deferred compensation and board fees increased $185,000 (25%) to $932,000 from $747,000 resulting primarily from deferred compensation awarded to officers, board members and key employees as a result of record earnings in 2007 as well as due to a greater number of directors and increased fees paid to each non-management board member for their service to the Company. Partially offsetting these increases was the fact that interest expense decreased $97,000 (26%) to $282,000 from $379,000 and represents dividends due to our preferred shareholders on our manditorily redeemable preferred stock issued as a result of our 2007 acquisition of API.

Liquidity and Capital Resources

The primary sources of our liquidity for the nine months ended September 30, 2008, are funds provided by insurance premiums collected, net investment income, recoveries from reinsurers and proceeds from the maturity and sale of invested assets. In addition, we received a federal income tax refund for over-payment of estimated 2007 federal income taxes, the result of estimated payments being calculated on an annualized basis and that amount being higher than was actually earned in 2007. The primary uses of cash are losses from insurance claims, loss adjustment expenses, operating expenses, the acquisition of invested and fixed assets and reinsurance premiums.

Cash Flows. Our total cash and cash equivalents balance at September 30, 2008, was $16,491,000, a decrease of $1,900,000 (10%) in the current year as cash provided by operating activities partially offset net cash used in investing and financing activities. Our cash flows provided from operating activities totaled $22,137,000 for the current year on the strength of net income totaling $16,709,000 and from net reinsurance reimbursements for prior years swing-rated treaties totaling $7,045,000. Our Insurance Services segment generated the bulk of the cash received from operating activities, the result of increased premium and maintenance fee receipts and decreased claims payouts. Our cash flows used in investing activities totaled $17,740,000 in the first nine months of 2008 primarily as a result of purchases of available-for-sale fixed income securities in excess of proceeds from their sale. Cash used in financing activities totaled $6,297,000 for the nine months ended September 30, 2008 primarily as a result of dividend payments to our common and preferred shareholders, preferred share redemptions and repurchases of our common stock, consistent with our share repurchase program.

Historically, we have maintained a strong working capital position and, as a result, we have been able to satisfy our operational and capital expenditure requirements with cash generated from our operating and investing activities. These same sources of funds have also allowed us to pursue investment and expansion opportunities consistent with our growth plans. Although there can be no assurance our operating activities will provide positive cash flow for the remainder of 2008, we are optimistic that our working capital requirements will be met for the foreseeable future because our current cash position is very strong, with a balance of approximately $16,491,000 and a large portion of our approximate $212,995,000 investment portfolio is in short-term, highly liquid bonds and other fixed income securities.

Other Significant Balance Sheet Accounts. Reinsurance recoverables decreased by $3,246,000 (16%) to $16,773,000 at September 30, 2008 from $20,019,000 primarily as a result of the favorable development in the reinsurance layer of $5,032,000 as discussed in Note 7 to the unaudited financial statements included herein.

In addition to an adjustment to premiums ceded, estimates of ultimate reinsurance ceded premium amounts compared to the amounts paid on a provisional basis give rise to a balance sheet asset classified as “Other Amounts Receivable Under Reinsurance Contracts” or a balance sheet liability classified as “Funds Held Under Reinsurance Treaties.” Furthermore, each retrospective treaty requires a 24 or 36 month holding period before any premium adjustments or cash can be returned or paid. The ultimate settlement amount is not determined until all losses have been settled under the respective treaties. As of September 30, 2008, we have recorded a balance sheet asset, “Other Amounts Receivable Under Reinsurance Contracts” of $558,000 and a balance sheet liability, “Funds Held Under Reinsurance Treaties” of $4,363,000, which represent the differences between the estimates of ultimate reinsurance premiums ceded amounts for the 2002 through 2008 treaty years as compared to the amounts paid on a provisional basis.

Other amounts receivable under reinsurance contracts decreased $3,977,000 (88%) to $558,000 at September 30, 2008 from $4,535,000 at December 31, 2007 due to a net payment of $7,045,000 received from reinsurers primarily for the initial reimbursement for the excess reinsurance premiums paid on a provisional basis for the 2005 treaty year.

Accrued expenses and other liabilities decreased $2,184,000 (30%) to $5,003,000 at September 30, 2008 from $7,187,000 at December 31, 2007 primarily as a result of payment of accrued 2007 incentive compensation in March, 2008 partially offset by 2008 incentive compensation accruals. In addition, there was a decrease of $1,152,000 in advance premiums and other policyholder liabilities. Partially offsetting these decreases was an increase in accrued legal fees.

Federal income taxes went from a receivable of $1,957,000 at December 31, 2007 to a payable of $1,043,000 at September 30, 2008, a change of $3,000,000. The primary reason for the increase in taxes payable are the federal income taxes on 2008 earnings in addition to a receipt in the current year of a 2007 federal income tax refund of $1,957,000. Partially offsetting these decreases in the receivable was total estimated federal income tax payments of $8,300,000.

Capital Expenditures. In April 2007 we entered into a contract with a vendor to provide us with, and assist in the implementation of, an integrated policy and claims administration system. The total cash outflow for the project is anticipated to be approximately $1,900,000 of which $1,159,000 has been capitalized to date. Our capital expenditures for equipment were $728,000 for the nine months ended September 30, 2008 of which approximately $312,000 were expenditures related to this software implementation project. We expect to incur additional capital expenditures of approximately $741,000 for the remainder of this project, which are to be funded from cash on hand over the next twelve months.

Restrictions on Dividends by API. In addition to restrictions on dividends and distributions applicable to all Texas stock insurance companies, for so long as any Series A redeemable preferred stock is outstanding, the Texas Department of Insurance (“TDI”) prohibits API from paying dividends to us in any fiscal year unless and until we have complied with our redemption and dividend payment obligations to the holders of our Series A redeemable preferred stock for that year. We have also agreed that, without prior approval of the TDI, aggregate annual distributions to us in respect of API’s capital stock may not exceed the lesser of 10% of API’s prior year-end policyholder statutory earned surplus or API’s prior year net income, and in no event may exceed API’s statutory earned surplus. During the nine months ended September, 2008, API paid approximately $6,376,000 in dividends to us with TDI approval.

Escrow Account. In connection with the API acquisition, the TDI has required us to place $2,500,000 into an escrow account with a bank, to remain in escrow until the aggregate remaining redemption and dividend obligation relating to our Series A redeemable preferred stock is less than the amount of the escrow balance. No withdrawals may be made from this escrow account without prior approval from the TDI.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure certain financial assets and liabilities at fair value which are otherwise measured on a different basis in existing literature. Additional disclosures are required. It is effective for the Company, if elected, as of January 1, 2008. We are currently evaluating the impact on our financial position, results of operations or cash flows if we would choose to adopt this standard.

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

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact of the pending adoption of FSP No. 142-3 on our consolidated financial statements.

Off Balance Sheet Arrangements

There were no off-balance sheet arrangements as of September 30, 2008.

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

We invest our assets primarily in fixed-maturity securities, which as of September 30, 2008 and December 31, 2007 comprised approximately 87% and 86% of total investments, including unrestricted cash balances, at market value. As of September 30, 2008 and December 31, 2007, the fair value of investments in fixed maturity securities was $200,083,000 and $191,609,000.

The fixed-income maturities consist predominately of investment grade U.S. government agency and non-agency collateralized mortgage obligations and U.S. government agency mortgage-backed bonds for the purpose of generating ample cash flow to meet claim funding requirements while maintaining a reasonable investment yield.

We have exposure to credit risk primarily as a holder of fixed-income securities. We control this exposure by emphasizing investment grade quality in the fixed-income securities we purchase. At September 30, 2008 and at December 31, 2007, substantially all of our fixed-income portfolio consisted of investment grade securities. We believe that this concentration of investment grade securities limits our exposure to credit risk on our fixed-income investments.  For additional discussion of our fixed income securities including our Alt-A securities and related other than temporary impairment, see Note 4 to unaudited financial statements included herein and Item 2. Management’s Discussion and Analysis and Results of Operations.

Equity securities comprised approximately 5% of total investments, including unrestricted cash, at market value as of September 30, 2008 and December 31, 2007, respectively. As of September 30, 2008 and December 31, 2007, the fair value of investments in equity securities was $11,332,000 and $11,406,000, respectively.

Equity securities are subject to equity price risk, which is defined as the potential for loss in market value due to a decline in equity prices. The value of common stock equity investments is dependent upon the general conditions in the securities markets and the business and financial performance of the individual companies in the portfolio. Values are typically based on future economic prospects as perceived by investors in the equity markets. We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that such declines in the fair value of such assets below our accounting basis are other-than-temporary. For additional discussion of our equity securities and related other than temporary impairment, see Note 4 to unaudited financial statements included herein and Item 2. Management’s Discussion and Analysis and Results of Operations.

The remainder of the investment portfolio consists of cash and highly liquid short-term investments.

As mentioned above, our invested assets are subject to interest rate risk and equity price risk. The following table presents the effect as of September 30, 2008 on current estimated fair values of the fixed-maturity securities available-for-sale and equity securities assuming a 100-basis point (1%) increase in market interest rates and a 10% decline in equity prices.

	Carrying Value	Estimated Fair Value at Current Market Rates/Prices	Estimated Fair Value at Adjusted Market Rates/Prices (1)
		(in thousands)
Interest rate risk:
Fixed-maturities; available for sale	$200,083	$200,083	$189,240
Equity price risk:
Equity securities	$11,332	$11,332	$10,199

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2008.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are inapplicable.

(c)  Stock Repurchases for the three months ended September 30, 2008:

Period	Total Number of shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May yet be Purchased under the Plans or Programs (2)

July 1, 2008 – July 31, 2008	12,213	$20.12	12,213	$2,110,000
August 1, 2008 – August 31, 2008	19,604	$20.10	19,604	$1,716,000
September 1, 2008 – September 30, 2008	9,600	$21.38	9,600	$1,510,000

(1)

Of the total shares purchased, 41,413 were purchased in open market transactions and 4 were purchased in private transactions.

(2)

Our original $2,000,000 share repurchase program was announced August 17, 2004 and was increased in $2,000,000 increments on December 12, 2005 and on June 30, 2006, $1,000,000 on September 7, 2007 and $4,000,000 on March 5, 2008. As of September 30, 2008, we had a maximum dollar value of $1,510,000 remaining for the future purchase of shares under the Stock Repurchase program. In October 2008, subsequent to the quarter end, the board of directors authorized an additional increase of $4,000,000 under the share repurchase program.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to vote to security holders during the three months ended September 30, 2008.

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

American Physicians Service Group, Inc.

Date: November 4, 2008	/s/ Marc J. Zimmermann
Marc J. Zimmermann, Chief Financial Officer