Form 10-K
period 2008-12-31
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 2009-03-04
CIK 724024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008

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

Aggregate Market Value at June 30, 2008: $157,238,972

Indicate the number of shares outstanding of each of the registrant’s class of common stock, as of the latest practicable date.

Title of Each Class Common Stock, $.10 par value	Number of Shares Outstanding At February 25, 2009 6,987,904

Documents Incorporated By Reference

None

AMERICAN PHYSICIANS SERVICE GROUP, INC.

2008 Annual Report on Form 10-K

AMERICAN PHYSICIANS SERVICE GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

•

inflation and changes in the interest rate environment, and/or changes in the securities markets including the performance of financial markets affecting the fair value of our investments or making it difficult to determine the value of our investments;

•

uncertainties inherent in the estimate of loss and loss adjustment expense reserves and reinsurance;

•

significantly increased competition among insurance providers;

•

changes in the availability or cost of reinsurance including our ability to renew our existing reinsurance treaty or obtain new reinsurance;

•

failure or inability of our reinsurers to pay claims or amounts due us in a timely manner;

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

We provide (1) insurance services, specifically medical professional liability insurance, and (2) financial services, including brokerage and other investment services to individuals and institutions.

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

Insurance Services Operations

Corporate Overview

We provide medical professional liability insurance primarily in Texas, where our insurance subsidiary, API has written business for over 30 years. API is authorized to do business in the States of Texas, Arkansas and Oklahoma and specializes in writing medical professional liability insurance for physicians and other healthcare providers. We became authorized to do business in Oklahoma in August 2007. We currently insure approximately 5,330 physicians and other healthcare providers, the vast majority of which are in Texas. Approximately 95% of our premiums are written through purchasing groups, which in Texas currently subjects us to less stringent state regulation of premium rates and policy forms. Historically, we operated as the attorney-in-fact manager for API since 1975. In April 2007 we acquired API, thus combining our insurance management experience with an insurance underwriting entity to allow for the increased capacity for continued growth in existing markets and for expansion into new markets.

Prior to our acquisition, API had been organized as a reciprocal insurance exchange under the laws of the State of Texas since 1975. A reciprocal insurance exchange is an entity, similar to a mutual insurance company, which sells insurance to its subscribers and other eligible healthcare providers, who may pay, at the election of the company, in addition to their annual insurance premiums, a contribution to the exchange's surplus. These exchanges generally enter into a contract with an “attorney-in-fact” that provides for all management and administrative services for the reciprocal exchange. The Company, through a wholly owned subsidiary, was the attorney-in fact for API from its inception until the acquisition.

The management agreement with the Company provided for full management of API’s affairs under the direction of its board of directors. Subject to the direction of the API board, as the attorney-in-fact, our responsibilities were largely ministerial, i.e., to solicit and receive applications, collect premiums, underwrite, handle claims and provide required accounting and reporting services to API.  Additionally, the management agreement specifically identified expenses/liabilities to be borne by each entity. We paid certain salaries and personnel related expenses, rent, office operations costs and information technology costs, as provided in the management agreement. API was responsible for the payment of all claims, claims expenses, peer review expenses, directors’ fees and expenses, legal, actuarial and auditing expenses, its taxes, outside agent commissions and certain other specific expenses.  We did not have authority to set premium rates, which were determined by the API board.  Furthermore, any sale of API was not at the our discretion, but rather required Texas Department of Insurance approval along with API board approval and the concurring approval of two-thirds of all subscribers of API.

In consideration for performing services as the attorney-in-fact, API paid management fees to us equal to 13.5% of API’s earned premiums before payment of reinsurance premiums.  In addition, any pre tax profits of API would be shared equally with us (profit sharing) so long as the total amount of profit sharing did not exceed 3% of API’s earned premiums. The management fees paid to us were $2,729,000 and $10,965,000 for the quarter ended March 31, 2007 and the year ended December 31, 2006, respectively.  Revenues from our Insurance Services segment contributed approximately 41% for the first quarter of 2007 and 46% of our total revenue in 2006, respectively.  As a result of our acquisition of API, the attorney-in-fact relationship ended and, after the first quarter of 2007, these management fees no longer affect our consolidated results of operations.

Since the acquisition of API, our results of operations are now directly affected by premiums we earn from the sale of medical professional liability insurance, investment income earned on assets we hold, insurance losses and loss adjustment expenses relating to the insurance policies we write as well as commissions and other insurance underwriting and policy acquisition expenses we incur. For the year ended December 31, 2008, revenues and pre-tax earnings from our Insurance Services segment, represents approximately 88% of our total revenues and substantially all of pre-tax earnings. For the year ended December 31, 2007, revenues and pre-tax earnings from our Insurance Services segment, represents approximately 74% of our total revenues and 94% of pre-tax earnings. On a pro forma basis, as if the acquisition had occurred on January 1, 2006, revenues and pre-tax earnings from our Insurance Services segment would have contributed approximately 82% and 93% of total revenues and pre-tax earnings, respectively, for the year ended December 31, 2006 and approximately 79% and 96% of our total revenues and pre-tax earnings, respectively, for the year ended December 31, 2007.

At the effective time of the merger, API entered into an Advisory Services Agreement with API Advisory, LLC, or API Advisor, an entity formed by the former members of API's board of directors.  Under the terms of the Advisory Services Agreement, API Advisor would provide advisory and consulting services as an independent contractor.

Effective November 19, 2008, upon approval by the Texas Department of Insurance, API and API Advisor mutually agreed to terminate the Advisory Services Agreement. In consideration for terminating the agreement, API agreed to pay a total sum of $1,000,000 to the members of API Advisor. Each member of API Advisor in turn signed a non-competition agreement. The non-competition agreements are for a term of five years with the costs associated with the agreements expensed evenly over this period.

Products and Services

We offer medical professional liability insurance coverage, which is designed to protect our policyholders from losses and legal costs associated with medical professional liability claims. Our policies are written for one-year terms. Generally, medical professional liability insurance is offered on either a “claims made” basis or an “occurrence” basis. “Claims made” policies insure physicians only against claims that are reported during the period covered by the policy. “Occurrence” policies insure physicians against claims based on occurrences during the policy period regardless of when they are reported. We primarily offer “claims made” policies. We also provide for an extended reporting option, or tail policy, which is written on an occurrence basis to policyholders who meet certain requirements upon the non-renewal or cancellation of their policy, or upon their death, disability or retirement from practice.

Revenues and Industry Overview

The information required by Regulation S-K Items 101(b) and 101(d) related to financial information about segments and financial information about sales is contained in Note 21 of our accompanying audited consolidated financial statements included in Item 15 of this Form 10-K.

We derive the majority of our revenues from earned premiums that result from issuing policies written on a claims-made basis to physicians, physician groups and other healthcare providers as well as income generated from our investment portfolio. In Texas, we charge both a base premium and a premium maintenance fee on our claims made policies, which partially offset the costs incurred by us to issue and maintain policies. Policies are written for a one-year term and premiums and maintenance fees are earned on a pro-rata basis over the term of the policy. Upon termination of coverage, policyholders may purchase an extended reporting period (tail) policy for additional periods of time. These extended period coverage policy premiums are immediately earned when the policy is issued.

Our results from operations are primarily driven by underwriting results, which is measured by subtracting incurred loss and loss adjustment expenses and other underwriting expenses from net earned premiums and maintenance fees. Net earned premiums exclude premiums ceded to reinsurers. Premiums ceded to reinsurers (ceded premiums) represent amounts paid to the reinsurance companies in return for the reinsurance company assuming a portion of the risk. Substantial underwriting losses could result in a curtailment or cessation of our operations. To limit possible underwriting losses, we reinsured our coverage risk between $250,000 and $1,000,000 per medical incident and for the 2008, 2007 and 2006 treaty years we share in 40%, 20% and 10%, respectively, of the profits and losses generated in this reinsurance layer.  We utilize reinsurance to provide us with increased capacity to write additional risk and the ability to write specific risks within our capital resources and underwriting guidelines

Investment income is a result of the performance of our assets invested in fixed income securities and dividends received in equity securities. Investment income is impacted by the size of the portfolio and the rate of return, or yield, on the fixed income portfolio and is in addition to realized gains or losses on the sale of equity or fixed income securities.

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

Competition

Our primary competitors in Texas are Medical Protective Insurance Services Inc. (“MedPro”), Texas Medical Liability Trust (“TMLT”), ProAssurance Corporation, The Doctors Company, Advocate MD RPG, Inc., and Texas Medical Liability Insurance Underwriting Association, which is the state-sponsored insurer of last resort. We consider these companies to be our competitors because they are the companies to which policyholders typically move when cancelling policies with us. In Arkansas, our primary competitors are State Volunteer Mutual Insurance Company (“SVMIC”) and First Professionals Insurance Company (“FPIC”) and in Oklahoma, our primary competitors are Physicians Liability Insurance Company of Oklahoma (“PLICO”) and MedPro. We consider these companies competitors because they are the dominant insurance providers in Arkansas and Oklahoma. We compete with these companies on a variety of factors including price, customer service, expertise in claims handling, policy coverage, risk management services and financial strength. Many of our competitors have greater financial strength and broader resources than us. In premiums written and asset size, MedPro, TMLT, ProAssurance Corporation, SVMIC, FPIC and The Doctors Company are significantly larger than us. We believe that our long-term presence in the medical professional liability market, the physician involvement in our claims management process, our innovation in policy customization and our strong focus on customer relationship management allow us to successfully attract and retain insurance customers.

We believe an emerging competitive threat to the medical professional liability insurance industry is alternative risk transfer structures such as risk retention groups, captive insurers and other self-insurance vehicles. We believe larger physician groups and other healthcare providers may consider alternative risk transfer products as they grow in both size and the insurance premiums they pay. We believe that we have been successful at retaining many of our large physician groups due to our relationship-focused model and our willingness to tailor coverage terms that meet our clients’ needs and our underwriting objectives.

Marketing and Distribution

We market our insurance products through an established network of independent insurance agents who have specialized knowledge in our markets. We have a long-standing relationship with one agency through which we wrote approximately 44% of our 2008 written premium. In addition to utilizing independent agents, we generated approximately 19% of our 2008 written premiums from policies sold directly to policyholders. Over 95% of our written premiums are generated in Texas with the remainder in Arkansas and Oklahoma. Our business is composed of both solo practitioners and physicians in group practices, which we define as three or more physicians in practice together. No single customer represented more than 4% of premiums and maintenance fees written in 2008.

Over 95% of our sole practitioner and physician group premiums are written through purchasing groups, which can be any group of individuals with similar or related liability risks who form an organization, one of whose purposes is to purchase liability insurance coverage on a group basis. In some states, such as Texas, state insurance departments have less stringent regulation of premium rates and policy forms for insurance written through purchasing groups. However, the policies must contain the same legislatively mandated provisions included in the policies that the insurer must submit for approval on a regulated basis. Arkansas and Oklahoma are not exempt states and insurers selling to purchasing groups are subject to regulation on policy forms and insurance rates.

We employ comprehensive customer relationship practices in our marketing process where we maintain regular contact directly with our larger insurance customers and track the interaction we have with all of our policyholders. We believe this helps ensure that we maintain a strong, direct customer relationship with policyholders that come through our direct distribution as well as those from our independent agent distribution. We visit the majority of our physician group clients on an annual basis in order to provide face-to-face interaction with their key insurance decision makers. We also seek regular feedback from our insurance customers to help strengthen our customer relationships and improve the quality of our insurance operations.

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

Throughout the underwriting process, we leverage our management reporting technology and our management team’s expertise to tailor policy and coverage terms. Our exclusive focus on medical professional liability insurance, supported by over 30 years of experience, allows us to design new product offerings and modify existing policy provisions, such as coverage limits, prior acts coverage, deductibles and experience renewal incentives, to service the unique needs of our policyholders while managing the risks we insure.

Claims Management

Our claims department manages claims arising from insurance policies we have underwritten. Our claims management team is comprised of nine claims managers who average 17 years of claims management experience. We meet regularly with our claims committee which includes qualified physicians in various medical specialties to assess the medical standard of care and various strategies of defense and resolution for claims made against our policyholders. We utilize external defense counsel with experience in medical professional liability cases to consult with us on claims and to defend lawsuits based on claims. Our claims staff oversees external defense counsel’s defense strategy and execution.

All potential claims go through a process by which coverage is verified prior to the vice president of claims accepting and approving the opening of a claim file. Once a claim is opened, our claims specialists will review the medical information, type of injury, amount of damages, venue, other defendant exposure and other available information to recommend an initial claim reserve amount. The initial reserve is an estimate until more information is developed and is commonly set based on our experience with similar cases. Our goal is to have the appropriate case reserve set on the claim no later than 18 months from the date the claim is first reported to us. As additional information is received, claims reserves are adjusted and any adjustment in excess of $100,000 must be approved by the vice president of claims. On an as needed basis, the vice president of claims and the medical director determine which claims reserved at $200,000 or greater or any other claims as deemed necessary are presented to the physicians on the claims committee to assess the medical standard of care and the defensibility of the case. The vice president of claims has authority to settle claims up to $175,000, with approval of the president of API also required for settlements above that amount.

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

Investment Portfolio

As of December 31, 2008, total investments, at fair value, were $209,709,000 with $41,214,000 held at the holding company, $168,480,000 at API and $15,000 at APS Investment Services.

Our entire fixed-income portfolio consists of investment grade securities rated “A” or higher from any of Standard and Poor’s, Moody’s or Fitch with the exception of one corporate bond and three collateralized mortgage obligations with a combined fair market value of approximately $1,874,000. The following table reflects the composition of our fixed-income portfolio by security rating category of the issuer, as of December 31, 2008. In cases where the rating agencies had different ratings assigned to a particular security, the classification in the table used the lower rating.

	(in thousands)
Rating Category	Fair Value	Percentage
AAA / Aaa	$170,313	86%
AA / Aa	8,676	4%
A / A	17,148	9%
Non-investment grade	1,874	1%
Total	$198,011	100%

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

API currently has a financial strength rating from A.M. Best of "A–" (Excellent) with a stable outlook, which is within the secure range of available ratings and represents the fourth highest of 16 rating levels. The rating process is dynamic and ratings can change. If you are seeking updated information about our rating, please visit the rating agency website at www.ambest.com.

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

Required Licensing. API is organized under the laws of Texas and is authorized in Texas, Arkansas and Oklahoma to transact certain lines of property and casualty insurance. We must apply for and obtain appropriate new licenses before we can expand into a new state on an admitted basis or offer new lines of insurance that require separate or additional licensing.

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

Insurance Holding Company Laws. We operate as an insurance holding company and are subject to regulation in the State of Texas, where API is domiciled. These laws require us to register with the Texas Department of Insurance and furnish information about the operations of the companies held by us that may materially affect API’s operations, management or financial condition. These laws also provide that all transactions between API and us or any of our subsidiaries must be fair and reasonable. Transactions between insurance company subsidiaries and their parents and affiliates generally must be disclosed to the state regulators, and notice to and prior approval or absence of disapproval by the applicable state insurance regulator generally is required for any material transaction.

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

In connection with the acquisition of API, we entered into an agreement with the Texas Department of Insurance that prohibits API from paying dividends or other distributions to us with respect to API’s capital stock in any calendar year unless and until we have first complied with our redemption and dividend payment obligations to the holders of our Series A redeemable preferred stock for that year. Our agreement with the Texas Department of Insurance also provides that, until all of the Series A redeemable preferred stock has been fully redeemed and all dividends have been paid, API will not make aggregate annual dividends to us with respect to API’s common stock in excess of the lesser of 10% of API’s prior year-end policyholder statutory surplus or API’s prior year statutory net income, and in no event may such distributions exceed API’s statutory earned surplus.

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

The regulatory dividend and distribution limitations described above are based on the statutory financial results of API as determined in accordance with statutory accounting principles, which differ from GAAP in various ways. Key differences relate to, among other things, deferred policy acquisition costs, limitations on deferred income taxes, admitted versus non-admitted assets and differences in reserves. Insurance regulators can block payments to us from API that would otherwise be permitted without prior approval if the regulators determine that the payments (such as payments under our underwriting management agreements or payments for employee or other services) would be adverse to the interests of policyholders or creditors.

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

Although the amount and timing of future assessments are not predictable, such assessments under current state insurance regulations applicable to API are fully deductible from future premium taxes. As of December 31, 2008, API has $207,000 in guaranty fund assessment credits that are available to offset future premium taxes.

Risk-based Capital. In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners ("NAIC") has adopted a formula and a model law to implement risk-based capital (“RBC”) requirements to assess the minimum amount of capital that an insurance company needs to support its overall business operations and to assure that it has an acceptably low likelihood of becoming financially impaired. The RBC formula takes into account various risk factors including asset risk, credit risk, underwriting risk and interest rate risk. As the ratio of an insurer’s total adjusted capital and surplus decreases relative to its risk-based capital, the RBC laws provide for increasing levels of regulatory intervention such as supervision and rehabilitation, and culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called authorized control level. As of December 31, 2008, the RBC ratios for API are in excess of the minimum requirements that would require any regulatory or corrective action. The NAIC has set a “no action required level” if a company’s adjusted capital and surplus exceeds 200% of its RBC calculated surplus. Texas law requires certain trend testing if a company’s adjusted capital and surplus is less than 300% of its RBC calculated surplus. We had RBC calculated at an authorized control level of $5,215,000 and statutory capital and surplus of $88,037,000, or over 17 times the minimum amount required as of December 31, 2008.

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

Generally Accepted Accounting Principles are designed to measure a business on a going-concern basis. It gives more consideration to the matching of revenue and expenses than SAP does and, as a result, certain expenses are capitalized when incurred and then amortized over the life of the associated policies. The valuation of assets and liabilities under GAAP is based in part upon best estimates made by the insurer, and shareholder’s equity represents both amounts currently available and amounts expected to become available over the life of the business. As a result, the values for assets, liabilities and equity reflected in financial statements prepared in accordance with GAAP may be different from those reflected in financial statements prepared under SAP.

The NAIC has established uniform statutory accounting principles. Regulators in Texas have adopted these principles, with certain modifications. SAP and related regulations determine the basis for measuring the amount of statutory surplus and statutory net income of API available to pay dividends when applying the dividend restrictions established by the Texas Department of Insurance.

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

The impact of our Financial Services segment upon total revenues and earnings of the Company has declined precipitously since our acquisition of API in April, 2007, due primarily to the significance of the contribution of our acquired insurance operations and the decline in the financial services industry created by the global economic crisis. Prior to the acquisition, revenues generated from this segment represented 51% and 59% of our total revenues for the year ended December 31, 2006 and for the quarter ended March 31, 2007, respectively. Since the acquisition, revenues generated from the Financial Services segment declined to 25% for the year ended December 31, 2007 and to only 9% for the year ended December 31, 2008. Similarly, the percentage of total pre-tax earnings contributed by our Financial Services segment has declined from 37% to 7% for the years ended December 31, 2006 and 2007, respectively. The Financial Services segment had an overall net loss for the year ended December 31, 2008.

Through our broker-dealer subsidiary, APS Financial Corporation ("APS Financial"), we focus on providing fixed-income sales and trading services targeted to institutional customers such as hedge funds, mutual funds, insurance companies, other money managers and high net worth individuals. We have established a focus on high yield corporate bonds where our two research analysts provide proprietary research and our thirteen sales and trading personnel provide trading services to these and other clients. We also provide trading services for other types of debt instruments requiring specialized knowledge and analytics, including mortgage and asset backed debt, municipal debt, investment grade corporate bonds and structured debt. We clear trades through Southwest Securities, Inc. on a fully disclosed basis and we pay a fee based on the number and type of transactions executed. Our investment-banking group within our broker-dealer provides corporate finance and advisory services to our clients including arrangement of debt and equity financings, execution of sales, divestitures and acquisitions and other advisory services. APS Financial is a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Investor Protection Corporation (“SIPC”), and, in addition, is licensed in forty-four states and the District of Columbia.

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

APS Capital Corporation ("APS Capital") is our subsidiary dedicated to the trading of bank loans, trade claims and distressed private loan portfolios. APS Capital provides transaction services for trade claims and bank debt of institutions that are in distressed situations or have entered into bankruptcy. This subsidiary does not trade in securities and is not registered with FINRA or any other regulatory body. APS Capital typically locates and matches buyers and sellers of these instruments, rather than acquiring and re-selling the instruments directly for our own account.

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

Employees

As of December 31, 2008 we employed, on a full time basis, approximately 102 persons, including 60 in our Insurance Services segment, 29 in our Financial Services segment, and 13 at the holding company level. We consider our employee relations to be good. None of our employees is represented by a labor union and we have experienced no work stoppages.

Executive Officers

As of March 1, 2009, our executive officers were as follows:

Name	Age	Position(s)
Kenneth S. Shifrin	59	Chairman of the Board and Chief Executive Officer, Director
Timothy L. LaFrey	53	President and Chief Operating Officer, Director
Marc J. Zimmermann	39	Vice President and Chief Financial Officer
Maury L. Magids	44	Senior Vice President – Insurance Services
William H. Hayes	61	Secretary and Treasurer
Thomas R. Solimine	50	Controller

Our officers serve until the next annual meeting of our directors and until their successors are elected and qualified (or until their earlier death, resignation or removal).

Mr. Shifrin has been our Chairman of the Board since March 1990. He has been our President and Chief Executive Officer from March 1989 until April 2007 and he was President and Chief Operating Officer from June 1987 to February 1989. He has been a director since February 1987. From February 1985 until June 1987, Mr. Shifrin served as our Senior Vice President - Finance and Treasurer. Mr. Shifrin also was Chairman of the Board of Prime Medical Services, Inc. from October 1989 until November 2004. With the merger of Prime Medical Services, Inc. and HealthTronics, Inc., or Healthtronics, Mr. Shifrin became Vice-chairman of the Board of HealthTronics in November 2004. In 2006, Mr. Shifrin resigned his vice-chairmanship but remains a member of the Board of Directors of HealthTronics. Mr. Shifrin is a member of the World Presidents Organization.

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

Item 1A. Risk Factors.

RISK FACTORS

There are a number of factors, many beyond our control, which may cause results to differ significantly from our expectations. There may also be a number of factors not described in this report that could also cause results to differ from our expectations.  Any factor described in this report could by itself, or together with one or more other factors, have a negative effect on our business, results of operations and/or financial condition.  The most significant of these risks and uncertainties are listed below.  You should consider carefully these risks together with all of the other information included in this Form 10-K and the documents that we have incorporated by reference.

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

The ability of API to pay dividends to us or redeem any of the API preferred stock that we hold is subject to regulation by the Texas Department of Insurance. In addition to restrictions on dividends and distributions applicable to all Texas stock insurance companies, for so long as any Series A redeemable preferred stock is outstanding, the Texas Department of Insurance prohibits API from paying dividends or other distributions to us in respect of API’s capital stock that we hold in any calendar year unless and until we have complied with our redemption and dividend payment obligation to the holders of our Series A redeemable preferred stock for that year. Our agreement with the Texas Department of Insurance also provides that, until all of our Series A redeemable preferred stock has been fully redeemed and all dividends have paid, API will not make aggregate annual dividends to us with respect to API’s capital stock in excess of the lesser of 10% of API’s prior year-end policyholder statutory surplus or API’s prior year statutory net income, and in no event may such distributions exceed API’s statutory earned surplus. By way of illustration, if this dividend restriction had been in place in 2006 possible dividends paid by API to us for those years would have been limited to $4,555,000. For the calendar year 2007, the dividend restriction was $7,717,000 and through March 1, 2009 total dividends paid to us for 2007 was $7,377,000.  For the calendar year 2008, the dividend restriction is $8,804,000 and no dividends have yet been paid to us. Accordingly our subsidiaries may not be able to pay funds to us and, even if paid such funds may not be sufficient to enable us to meet our obligations.

We are exposed to credit risk, interest rate risk and equity price risk and as a result, our revenues may fluctuate with interest rates, investment results and developments in the securities markets such as the recent economic crisis.

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

The financial environment globally and in the United States has recently experienced significant volatility. Our investment portfolio and the fair value of our investment holdings has been affected by these poor economic conditions and recent changes in the financial and credit markets, and we rely on the investment income produced by our investment portfolio to contribute to our profitability. Future changes in interest rates and credit quality caused by a continued market downturn may result in fluctuations in the income derived from, the valuation of, and in the case of declines in credit quality, payment defaults on, our fixed income securities, which could have a material adverse affect on our financial condition, liquidity or results of operations.  Our investment portfolio is also subject to credit and cash flow risk, including risks associated with our investments in mortgage-backed securities. Because our investment portfolio is the largest component of our consolidated balance sheet, further deterioration of the economy and the financial and credit markets could result in additional other-than-temporary impairments that are material to our financial condition and operating results. For examples, such economic changes could arise from overall changes in the financial markets or specific changes to industries, companies or municipalities in which we maintain our investment holdings. For the years ended December 31, 2008 and 2007, we recorded $7,116,000 and $5,248,000 of other-than-temporary impairments, respectively.

Changes in interest rates as well as continued market instability due to a prolonged economic crisis could also have an impact at our broker-dealer subsidiary, APS Financial. Since revenues at APS Financial are primarily recorded as commissions earned on the trading of fixed-income securities, a rise in interest rates would cause a drop in the price of these securities and would generally result in customers being cautious about committing funds or selling their positions, thus negatively affecting commissions earned. The general level of interest rates may trend higher or lower in 2009 and this move may impact our level of business in different fixed-income sectors. A volatile interest rate environment or continued poor economic conditions in 2009 could also impact our financial services business as this type of market condition can lead to investor uncertainty and their corresponding willingness to commit funds. If a generally improving economy is the impetus behind higher rates, our investment grade business may decline.

In periods of market illiquidity and instability such as the current financial crisis, the fair value of our investments is more difficult to estimate, could result in assessments of fair value greater or less than amounts received in actual transactions and may have unforeseen consequences that we are currently unable to predict.

Investment securities traded in active markets are valued at quoted market prices. Other investment securities are valued through the use of various pricing models or based on broker indications that require the application of judgment in selecting the appropriate assumptions based on observable or unobservable market data. Volatile or illiquid markets increase the likelihood that such assumptions may not behave in historically predictable manners, resulting in fair value estimates that are overstated compared with actual amounts that could be realized upon disposition or maturity of the security.

In addition, the ultimate effects of the recent market volatility, credit crises, and overall economic downturn may have unforeseen consequences on the credit quality, liquidity and financial stability of the issuers of securities we hold or reinsurers with which we do business. As recent market experience indicates, such deteriorations in financial condition can occur rapidly, leaving us unable to react to such a scenario in a prudent manner consistent with orderly markets. This in turn could adversely and negatively affect our financial condition or results of operations.

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

Our articles of incorporation provide that we may not engage in certain business combinations with a corporation, subsidiary of a corporation, person, or other entity which is the beneficial owner, directly or indirectly, of twenty percent or more of our outstanding voting shares unless either certain requirements are first satisfied or the transaction is approved by the affirmative vote of no less than two-thirds of the shares of our common stock present in person or by proxy at a meeting where at least 80% of our common shares are represented (in person or by proxy).

Under our shareholder rights plan, each outstanding share of common stock has attached to it one purchase right. Each purchase right entitles its holder to purchase from us a unit consisting of one one-thousandth of a share of junior participating preferred stock at a price subject to adjustment. This could prevent or delay a change in control of the Company.

Articles 13.01 through 13.08 of the Texas Business Corporations Act provide that a Texas corporation may not engage in certain business combinations, including mergers, consolidations, and asset sales, with a person, or an affiliate or associate of such person, who is an “affiliated shareholder” (generally defined as the holder of twenty percent or more of the corporation’s voting shares) for a period of three years from the date such person became an affiliated shareholder unless (i) the business combination or purchase or acquisition of shares made by the affiliate shareholder was approved by the board of directors of the corporation before the affiliated shareholder became an affiliated shareholder; or (ii) the business combination was approved by the affirmative vote of the holders of at least 66 2/3% of the outstanding voting shares of the corporation not beneficially owned by the affiliated shareholder, at a meeting of shareholders called for that purpose , not less than six months after the affiliated shareholder became an affiliated shareholder. This anti-takeover statute may have the effect of inhibiting a non-negotiated merger or other business combination involving us, even if such event(s) would be beneficial to our shareholders.

Our geographic concentration means that our insurance business performance may be affected by economic, regulatory and demographic conditions of our operations within the State of Texas.

Our insurance business is concentrated in Texas, in which we generated 95% and 99% of premiums written by API for the years ended December 31, 2008 and 2007, respectively. Accordingly, unfavorable economic, regulatory and demographic conditions in Texas would negatively impact our business. We focus exclusively on medical professional liability insurance. In the event there is meaningful change in the existing legislation and claims environment, our financial condition and results of operations could be adversely affected. We may be exposed to greater risks than those faced by insurance companies that conduct business over a larger geographic area. For example, our geographic concentration could subject us to pricing pressure as a result of market or regulatory forces only applicable to Texas.

Our Insurance Services business is highly competitive and many of our competitors have greater financial, marketing, technological and other resources.

The insurance industry is highly competitive. Many of our competitors possess greater financial, marketing, technological and other resources. We may not be able to continue to compete successfully.

All of our revenue from the Insurance Services segment is attributable to API. Our primary competitors in Texas are Medical Protective Insurance Services Inc. (“MedPro”), Texas Medical Liability Trust (“TMLT”), ProAssurance Corporation, The Doctors Company, Advocate MD RPG, Inc., and Texas Medical Liability Insurance Underwriting Association, which is the state-sponsored insurer of last resort. We consider these companies to be our competitors because they are the companies to which policyholders typically move when cancelling policies with us. In Arkansas, our primary competitors are State Volunteer Mutual Insurance Company (“SVMIC”) and First Professionals Insurance Company (“FPIC”) and in Oklahoma, our primary competitors are Physicians Liability Insurance Company of Oklahoma (“PLICO”) and MedPro. We consider these companies to be our competitors because they are the dominant insurance providers in Arkansas and Oklahoma. We compete with these companies on a variety of factors including price, customer service, expertise in claims handling, policy coverage, risk management services and financial strength. Many of our competitors have greater financial strength and broader resources than us. In premiums written and asset size, MedPro, TMLT, ProAssurance Corporation, SVMIC, FPIC and The Doctors Company are significantly larger than us.  We do not have the capacity to write the volume of business equal to that of some of the other major carriers. With the implementation of tort reform in late 2003, additional companies have entered the Texas market, resulting in further increases in competition. As a result of this increased competition, we continue to face price pressure on both existing renewals and new business.

Our largest insurance competitor in Texas, TMLT was established under the provisions of a statute that authorized a statewide association of physicians or dentists to create a trust to self-insure its members. TMLT has certain competitive advantages as a result. TMLT is subject to limited government regulation in comparison to other insurance companies, such as API, in regards to statutory financial reporting and financial examinations by the Texas Department of Insurance. TMLT further benefits from not being required to pay premium taxes or participate in the Texas guaranty association.

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

For the past four years, the medical professional liability insurance industry has faced a soft insurance market that has generally resulted in lower premium rates. During this four-year period, API’s rates have decreased by approximately 9% in 2005, 18% in 2006, 14% in 2007 and 6% in 2008. We cannot predict whether, or the extent to which, the recent decreases in premium rates will continue. However, any decrease in rates will reduce our revenues and cash flow from operations and may materially and adversely affect our liquidity and results of operations.

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

Financial strength ratings are used by agents and clients as an important means of assessing the financial strength and quality of insurers. Our inability to maintain a favorable rating could adversely affect our ability to sell insurance policies. These results could have a material adverse effect on our results of operations and financial condition.

If we do not effectively price our insurance policies, then our financial results will be adversely affected.

Our premium rates are established when coverage is initiated and based on factors that include estimates of expected losses generated from the policies we underwrite. We analyze many factors when pricing a policy, including the policyholder’s prior loss history, medical specialty and practicing territory. If we underprice our insurance policies, actual costs for providing insurance coverage to policyholders may be significantly higher than associated premiums. We have limited experience in Oklahoma and Arkansas which further could impact our ability to effectively price our insurance policies in these states.  When initiating coverage on a policyholder, we must rely on information provided by the policyholder or previous carriers to properly estimate future claims exposure. If any information is inaccurate, we could underprice our policies by using claims estimates that are too low. As a result, actual costs for providing insurance coverage to policyholders may be significantly higher than associated premiums. We assume the risk that policies in force were written at inadequate premium rates.

If our relationships with certain of our independent agencies, one of which accounts for a significant part of our business, were terminated, our financial condition and results of operations could be materially adversely affected.

We market and sell our insurance products through a group of approximately 41 active independent, non-exclusive insurance agents. In addition, for the year ended December 31, 2008, approximately 44% of our gross premiums written were produced by one agency.

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

We must establish and maintain reserves for our estimated liability for losses and loss adjustment expenses in our Insurance Services business. We establish loss reserves in our financial statements that represent an estimate of amounts needed to pay and administer claims with respect to insured events that have occurred, including events that have not yet been reported to us. Loss reserves are estimates of the ultimate cost of individual claims based on actuarial estimation techniques and are inherently uncertain. Judgment is required in applying actuarial techniques to determine the relevance of historical payment and claim closure patterns under current facts and circumstances. We periodically review our established reserves and may adjust reserves based on the results of these reviews. If we change our estimates, these changes are reflected in results of operations during the period in which they are made. These adjustments could be significant and could be inadequate to cover actual loss and loss adjustment expenses Reserve inadequacy could be more likely in Oklahoma and Arkansas as we have limited experience establishing loss reserves for business in these states.

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

The effects of tort reform have been generally beneficial to our insurance business. However, such reforms may not remain effective or ultimately be upheld by the courts. In the event that we begin experiencing an increase in claims frequency and/or severity, we will have to respond with corresponding increases to premium rate levels. These changes in rates may prevent us from having the ability to expand our Insurance Services business in the Texas marketplace. In addition, the benefits of tort reform may be accompanied by regulatory actions by state insurance authorities that may be detrimental to our insurance business, such as expanded coverage requirements and premium rate limitations or rollbacks.

Prior-year favorable experiences on our variable premium reinsurance contracts may not continue to result in favorable adjustments to ceded premiums.

Our annual reinsurance contracts for 2002 through 2008 contain variable premium ceding rates based on loss experience and thus, a portion of policyholder premium ceded to the reinsurers is calculated on a retrospective basis. The variable premium contract is subject to a minimum and a maximum premium range to be paid to the reinsurers, depending on the extent of losses actually paid by the reinsurers. A provisional premium is paid during the initial policy year. The actual percentage rate ultimately ceded under these contracts will depend upon the development of ultimate losses ceded to the reinsurers under their retrospective treaties.

Since April 1, 2007, the date of acquisition of API, through December 31, 2007 we have recorded favorable development to ceded premiums of $10,888,000 primarily related to prior variable premium reinsurance treaties as a result of lower estimated loss and loss adjustment expenses for treaty years 2002 through 2006. For the year ended December 31, 2008, we have recorded favorable development to ceded premiums of $6,802,000 primarily related to prior variable premium reinsurance treaties as a result of lower estimated loss and loss adjustment expenses for treaty years 2002 through 2007. Prior-year favorable experiences on our variable premium reinsurance contracts may not continue to result in favorable adjustments to ceded premiums.

In addition to an adjustment to premiums ceded, estimates of ultimate reinsurance ceded premium amounts compared to the amounts paid on a provisional basis give rise to a balance sheet asset classified as “Other Amounts Receivable Under Reinsurance Contracts” or a balance sheet liability classified as “Funds Held Under Reinsurance Treaties.” Furthermore, each variable premium reinsurance contract requires a 24- or 36-month holding period before any premium adjustments or cash can be returned or paid. The ultimate settlement amount will not be determined until all losses have been settled under the respective treaties.

As of December 31, 2008, we had recorded a balance sheet asset, “Other Amounts Receivable Under Reinsurance Contracts” of $1,497,000 and a balance sheet liability, “Funds held under reinsurance treaties” of $3,978,000, which represent the differences between the estimates of ultimate reinsurance premiums ceded amounts for the 2002 through 2008 treaty years as compared to the amounts paid on a provisional basis. A decline in the financial condition of any of our reinsurers could result in a default of their obligations to reimburse us amounts due on our variable premium reinsurance contracts.

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

We transfer some of our risks to reinsurance companies in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred, it does not relieve us of our liability to our policyholders. If reinsurers fail to pay us or fail to pay on a timely basis, our financial results will be adversely affected.  The ultimate effects of the recent financial and market crisis and overall economic downturn may have negative consequences on the credit quality, liquidity and financial stability of the reinsurers with which we do business. As recent market experience indicates, such deteriorations in financial condition can occur rapidly, leaving us unable to react to such a scenario in a prudent manner consistent with orderly markets. This in turn could adversely and negatively affect our financial condition or results of operations.

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

Our results of operations may be adversely affected by court decisions that expand the liability on our insurance policies after they have been issued and priced. Additionally, a significant jury award, or series of awards, against one or more of our insureds could require us to pay large sums of money in excess of our reserved amounts. Our policy to litigate claims against our insureds that we consider unwarranted or claims where settlement resolution cannot be achieved may increase the risk that we may be required to make such payments.

We could become subject to claims for extra-contractual obligations or losses in excess of policy limits in connection with our policyholders’ insurance claims. These claims are sometimes referred to as “bad faith” actions as it is alleged that the insurance company failed to negotiate a settlement of a claim in good faith within the insured’s policy limit. Such claims could have a material adverse effect on our results of operations and financial condition.

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

Our Financial Services businesses, like other securities firms, are directly affected by economic and political conditions, broad trends in business and finance and changes in volume and price levels of securities transactions. Over the last several years, The U.S. securities markets have experienced significant volatility, most recently with the current economic crisis. As we saw in 2008, a prolonged economic crisis and continued market downturn, could have a negative impact at our broker-dealer subsidiary, APS Financial, if customers are cautious about committing funds or selling their existing market positions. Since revenues at APS Financial are primarily recorded as commissions earned on the trading of fixed-income securities, a decrease in our trading volume will result in a revenue decline. Also, when trading volume is low, our profitability is adversely affected because our overhead remains relatively fixed, despite lower compensation costs associated with commission revenues. Severe market fluctuations in the future could have a material adverse effect on our business, financial condition and operating results. Certain of our competitors with more diverse product and service offerings might withstand such a downturn in the securities industry better than we would.

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

From time to time, we are subject to lawsuits and other claims arising out of our Financial Services business. The outcome of these actions cannot be predicted and such litigation or actions could have a material adverse effect on our results of operations and financial condition. We cannot predict the effect of any current or future litigation, regulatory activity or investigations on our business. Given the current regulatory environment it is possible that we will become subject to further governmental inquiries and have lawsuits filed against us. Our involvement in any investigations and lawsuits would cause us to incur additional legal and other costs and, if we were found to have violated any laws, rules or regulations, we could be required to pay material fines, damages and other costs. We could also be materially adversely affected by the negative publicity related to these proceedings, and by any new industry-wide regulations or practices that may result from these proceedings.

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

For losses due to impairment, APS Capital may be liable for the portion of its potential profit on a trade that is proportional to any part of a traded claim that is subsequently impaired, offset, disallowed, subordinated, or subject to disgorgement (an“impairment”). Trade claims are private debt instruments representing claims by creditors against a debtor in bankruptcy. On rare occasions, when a trade claim has been allowed by a final, non-appealable court order, APS Capital may provide impairment protection for the full amount of a traded claim. In this case, it is possible that (1) a claim is impaired and (2) APS Capital may be unable to recover the impairment from any prior assignor of the claim.

In the process of trading or negotiating bank debt and trade claims, APS Capital is also subject to general litigation risk, which may result from disputes that arise during its trading process or from trades.APS Capital is currently party to -litigation related to a disputed bankruptcy trade claim.  As a result, in 2008 we recorded an amount we believe to be sufficient to cover any future settlement regarding this disputed trade claim.

We rely on our information technology and telecommunication systems, and the failure of these systems could materially and adversely affect our business.

Our businesses are highly dependent upon the successful and uninterrupted functioning of our information technology and telecommunications systems. We rely on these systems in our Insurance Services business to process and invoice for new and renewal business, facilitate collections, provide customer service, administer claims and make payments on those claims; and, in our Financial Services business to receive and process trade orders. These systems also enable us to perform actuarial and other modeling functions necessary for underwriting and rate development.

We are currently implementing and undergoing an information and technology system conversion from our legacy system. The failure of our current system or failure to successfully implement and roll-out our new policy and claims system, could interrupt our operations or materially affect our ability to evaluate and write new and renewal business; accurately and timely invoice policyholders and/or compromise our ability to pay claims in a timely manner.  In our Financial Services business, if our systems or any other systems provided by third-parties result in the trading process slowing down significantly or failing even for a short time, our Financial Services customers would suffer delays in trading, potentially causing substantial losses and possibly subjecting us to claims for such losses or to litigation claiming fraud or negligence. Any systems failure that interrupts our operations could negatively impact our business, financial condition and operating results.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We lease approximately 23,000 square feet of office space in an office project at 1301 Capital of Texas Highway., Suite C-300, Austin, Texas as our principal executive offices.

We also lease approximately 1,200 square feet of office space for our Insurance Services business at 5401 North Central Expressway, Suite 316, LB #B4, Dallas, Texas.

Item 3.  Legal Proceedings

We are involved in various claims and legal actions that have arisen in the ordinary course of business. We believe that any liabilities arising from these actions will not have an adverse effect on our financial condition, or results of operations.  See Note 19 to the consolidated financial statements included herein.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to vote of shareholders during the three months ended December 31, 2008.

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

	2008		2007
	High	Low	High	Low
First Quarter	$20.97	$16.48	$18.00	$14.39
Second Quarter	$23.92	$19.17	$19.02	$15.83
Third Quarter	$23.31	$18.50	$20.00	$16.51
Fourth Quarter	$22.00	$16.42	$21.10	$17.50

In each of the years 2008, 2007 and 2006, we declared cash dividends of $0.30 per share of common stock amounting to total cash outlays of approximately $2,096,000, $1,416,000 and $820,000, respectively. Prior to 2004, we had never declared or paid any cash dividends on our common stock. The declaration and payment of any future dividends on our common stock would be at the sole discretion of our Board of Directors, subject to our financial condition, capital requirements, future prospects and other factors deemed relevant. Also, under the terms of our mandatorially redeemable preferred stock, we cannot pay any common dividends in any year until we have redeemed at least $1 million of our preferred shares and paid the 3% dividend thereon.

Performance Graph

The graph below compares, assuming $100 was invested on December 31, 2003 and assuming the reinvestment of any dividends, our cumulative total shareholder return with the total shareholder returns of all NASDAQ stocks (the “NASDAQ Total”) and of all stocks (the “Peer Index”) contained in the NASDAQ Financial and Insurance indexes, with each index being given equal weight.

Authorized Capital Stock

Our authorized capital stock consists of 20,000,000 shares of common stock, par value $0.10 per share, and 1,000,000 shares of preferred stock, par value $1.00 per share.

Common Stock

As of March 1, 2009, there were approximately 6,986,000 shares of common stock outstanding that were held of record by approximately 3,500 shareholders.

The holders of our common stock are entitled to receive ratably, from funds legally available for the payment thereof, dividends when and as declared by resolution of our board of directors, subject to the preferential dividend and redemption rights of holders of our Series A mandatorily redeemable preferred stock and any other preferential rights which may be granted to holders of any preferred stock subsequently authorized and issued by us. In the event of liquidation, each share of common stock is entitled to share pro rata in any distribution of our assets after payment or providing for the payment of liabilities and any liquidation preference of any outstanding preferred stock. Each holder of our common stock is entitled to one vote for each share of common stock held of record on the applicable record date on all matters submitted to a vote of shareholders, including the election of directors.

Holders of our common stock have no preemptive rights and have no right to convert their common stock into any other securities. The outstanding shares of our common stock are duly authorized, validly issued, fully paid and non-assessable.

Series A Redeemable Preferred Stock

Our board of directors has established and provided for the issuance of a series of preferred stock, designated as the “Series A redeemable preferred stock,” which consists initially of 10,500 authorized shares. The shares of Series A redeemable preferred stock were authorized and issued in connection with our acquisition of API. As of March 1, 2009, there were approximately 8,060 shares of our Series A redeemable preferred stock, par value $1.00 per share, outstanding, that were held of record by approximately 2,300 shareholders.

Holders of Series A redeemable preferred stock are entitled to cumulative dividends thereon at the rate of 3% per annum payable on the remaining redemption value per share, in priority to the payments of dividends on the common shares. Holders of Series A redeemable preferred stock have no preemptive rights and have the same voting rights as the holders of our common stock. The shares are non-certificated and mandatorily redeemable. They must be redeemed ratably at not less than $1 million per year, with all outstanding shares being redeemed by December 31, 2016. In the event of any liquidation, the holders of Series A redeemable preferred stock receive an amount equal to the remaining redemption value plus accrued dividends before any distribution is made to the holders of our common stock. In June 2007, 1,019 shares of our Series A redeemable preferred stock were redeemed for $1,058,000, which included accrued dividends of $40,000. In June 2008, 1,004 shares of our Series A redeemable preferred stock were redeemed for $1,302,000, which included accrued dividends of $297,000. Additional redemptions totaling 102 shares were made during 2008 for $66,000.

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

Pursuant to its regulatory authority, the Texas Department of Insurance will prohibit API from paying dividends to us on our common stock, or redeeming any of our preferred stock that is held by us, in any calendar year unless and until we have complied with the redemption and dividend payment obligation to the holders of our Series A redeemable preferred stock for that year. Furthermore, our agreement with the Texas Department of Insurance also provides that, until all of the Series A redeemable preferred stock has been fully redeemed and all dividends thereon have been paid, API will not make aggregate annual dividends to us with respect to API’s capital stock in excess of the lesser of 10% of API’s prior year-end policyholder statutory surplus or API’s prior year statutory net income, and in no event may such distributions exceed API’s statutory earned surplus.

Equity Compensation Plans

We have adopted, with shareholder approval, a Stock Option Plan pursuant to which we grant stock options to our directors, key employees and consultants and advisors. In addition, we have also adopted a Deferred Compensation Plan allowing for additional ownership of our common stock by our directors, key employees and consultants.

The following table represents securities authorized for issuance under those equity compensation plans, as further described in Note 16 and Note 17 to the consolidated financial statements included in Item 15. of this Form 10-K.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights.	Weighted-average exercise price of outstanding options, warrants and rights.	Number of securities remaining available for future issuance under equity compensation plans. Excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	904,000	$16.21 Note 1	576,000 Note 2

Equity compensation plans not approved by security holders	none	none	none

Total	904,000	$16.21	576,000

Note 1: Average price is for the 755,000 shares under the Stock Option Plan only, as 149,000 shares in the Deferred Compensation Plan ("deferred shares") are outright grants. Deferred shares are reflected in the financial statements at the grant date.

Note 2: As of December 31, 2008 there are 488,000, shares remaining in the Stock Option Plan and 88,000 shares remaining in the Deferred Compensation Plan.

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

Our original $2,000,000 share repurchase program was announced August 17, 2004 and was increased in $2,000,000 increments on December 12, 2005 and on June 30, 2006, by $1,000,000 on September 7, 2007 and by $4,000,000 on March 5, 2008 and on October 1, 2008.  As of February 25, 2009, we had a maximum dollar value of $2,371,000 remaining for the future purchase of shares under the Share Repurchase Plan.

The following table reflects stock repurchases under the share repurchase program during the fourth quarter of 2008:

Period	(a) Total Number of Shares Purchased (Note 1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or approximate Dollar Value of Shares) that May Yet be Purchased Under the Plans or Programs
Oct. 1, 2008 - Oct. 31, 2008	88,072	$18.43	88,072	$3,887,000
Nov. 1, 2008 - Nov. 30, 2008	37,680	$19.23	37,680	$3,163,000
Dec. 1, 2008 - Dec. 31, 2008	11,700	$21.85	11,700	$2,907,000

Note (1): All of the 137,452 shares purchased during the fourth quarter were acquired in open market transactions.

For the period January 1, 2009 through February 25, 2009, 26,482 shares were repurchased in open market transactions at an average price of $20.23 per share leaving a maximum dollar value of $2,371,000 remaining for the future purchase of shares under the Share Repurchase Plan.

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

Selected Consolidated Historical Financial and

Operating Data of American Physicians Service Group, Inc.

(in thousands except per share data)	Year ended December 31,
	2008	2007	2006	2005	2004
Income Statement Data:
Gross premiums and maintenance fees written – direct and assumed	$64,117	$50,120	$-	$-	$-
Premiums ceded	1,543	4,813	-	-	-
Net premiums and maintenance fees written	65,660	54,933	-	-	-
Net premiums and maintenance fees earned	64,081	56,039	-	-	-
Investment income, net of investment expenses	11,999	8,693	915	587	365
Realized capital gains (losses) - net	(7,749)	(5,256)	155	3,103	(2,322)
Management services	88	3,803	15,555	15,514	15,316
Financial services	6,193	21,056	16,850	18,325	16,675
Other revenue	137	68	89	122	45
Total revenues	74,749	84,403	33,564	37,651	30,079
Losses and loss adjustment expenses	18,569	13,695	-	-	-
Other underwriting expenses	11,074	8,320	-	-	-
Change in deferred acquisition costs	14	(110)	-	-	-
Management services expenses	-	3,823	11,262	10,262	10,558
Financial services expenses	9,749	19,030	15,157	16,273	14,545
General and administrative expenses	5,752	5,459	2,106	2,603	1,506
Impairment of goodwill	-	1,247	-	-
Total expenses	45,158	51,464	28,525	29,138	26,609
Income from operations	29,591	32,939	5,039	8,513	3,470
Income tax expense	10,428	11,929	1,839	3,039	1,317
Minority Interests	-	1	6	14	1
Net income before extraordinary gain	19,163	21,009	3,194	5,460	2,152
Extraordinary gain, net of tax	-	2,264	-	-	-
Net income	$19,163	$23,273	$3,194	$5,460	$2,152

Net Income per common share
Basic:
Net income before extraordinary gain	$2.69	$3.80	$1.15	$2.03	$0.85
Extraordinary gain	-	0.41	-	-	-
Net income	$2.69	$4.21	$1.15	$2.03	$0.85

Diluted:
Net Income before extraordinary gain	$2.64	$3.69	$1.09	$1.86	$0.76
Extraordinary gain	-	0.40	-	-	-
Net income	$2.64	$4.09	$1.09	$1.86	$0.76

(in thousands except per share data)	Year ended December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Cash and cash equivalents and investments	$231,769	$223,193	$25,299	$24,494	$23,993
Premiums and maintenance fees receivable	17,186	15,946	-	-	-
Reinsurance recoverables	15,293	24,554	-	-	-
All other assets	19,306	19,105	10,977	9,011	6,450
Total Assets	283,554	282,798	36,276	33,505	30,443
Reserve for losses and loss adjustment expenses	92,141	101,606	-	-	-
Unearned premiums and maintenance fees	36,785	35,417	-	-	-
Mandatorily redeemable preferred stock	7,568	8,554	-	-	-
All other liabilities	10,595	13,241	6,687	5,783	6,229
Total Liabilities	147,089	158,818	6,687	5,783	6,229
Minority interests	-	-	21	15	1
Total stockholders' equity	$136,465	$123,980	$29,568	$27,707	$24,213
Total common shares outstanding (in thousands)	7,014	7,214	2,818	2,784	2,624
Book value per share	$19.46	$17.19	$10.49	$9.95	$9.23

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto accompanying this report. Except for historical information contained here, the discussions in this Item 7 contain forward-looking information that involves risks and uncertainties.  As discussed under “Cautionary Statement Regarding Forward-Looking Statements,” our actual financial condition and operating results could differ significantly from these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under Item 1A. Risk Factors.

General

We provide, through our wholly-owned subsidiaries, (1) insurance services, specifically medical professional liability insurance in Texas, Oklahoma and Arkansas and (2) financial services, including brokerage and investment services to institutions and high net worth individuals.

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

Financial Services.

Through our subsidiaries, APS Financial Corporation, or APS Financial, APS Capital Corporation, or APS Capital, and APS Asset Management, Inc., or Asset Management, we provide our brokerage and investment services to institutions and high net worth individuals.

•

APS Financial.

APS Financial is a licensed broker/dealer that provides brokerage and investment services primarily to institutional and high net worth individual clients. APS Financial also provides portfolio accounting, analysis, and other services to insurance companies and banks. We recognize commission revenue, and the related compensation expense, on a trade date basis.

•

APS Capital.

APS Capital engages in the trading, clearing and settlement of trades involving syndicated bank loans, trade claims and distressed private loan portfolios. Trade claims are private debt instruments representing a pre-petition claim on a debtor’s estate. We recognize commission revenue and the related compensation expense when the transaction is complete and fully funded.

•

Asset Management.

Asset Management manages fixed income and equity assets for institutional and individual clients on a fee basis. We recognize fee revenue monthly based on the amount of funds under management.

Other Investments.

In 2003, we acquired 385,000 shares of common stock of Financial Industries Corporation (“FIC”). The total purchase price was approximately $5,647,000. Our policy in regards to our investment in FIC had been that we would record pretax charges to earnings should the common stock price on the last day of each interim or annual period fall below the adjusted cost basis of our investment in FIC. From 2004 through 2007, we wrote down the carrying value of the FIC stock by $3,414,000. In 2008 FIC was acquired. The basis in our investment in FIC common stock at the closing of the merger was $5.80 per share and based on the sale price of $7.25 per share, we recognized a $558,000 gain in the third quarter of 2008.

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

Revenue Recognition. Historically, our Insurance Services segment recognized revenues in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Prior to April 1, 2007, our Insurance Services revenues were historically related to management fees based on the earned premiums of API and included a profit sharing component related to API’s annual earnings. Management fees equaled 13.5% of API’s earned premiums before payment of reinsurance premiums plus profit sharing equal to 50% of API’s pre-tax earnings up to a maximum of 3% of earned premiums before payment of reinsurance premiums. Management fees were recorded, based upon the terms of the management agreement, in the period the related premiums are earned by API. API recognizes premiums as earned ratably over the terms of the related policy. The profit sharing component was historically recognized in the fourth quarter when it was certain API would have an annual profit. In 2007, however, since the management contract ended March 31, 2007, we recognized the quarter’s profit in March, based on our ability to fully determine the profit sharing base.

As a result of the acquisition, our Insurance Services segment recognizes revenue in accordance with SFAS No. 60, Accounting and Reporting of Insurance Enterprises. We issue policies written on a claims-made basis. A claims-made policy provides coverage for claims reported during the policy year. We charge both a base premium and a premium maintenance fee. Policies are written for a one-year term and premiums and maintenance fees are earned on a pro rata basis over the term of the policy. Premium maintenance fees are charged to offset the costs incurred by API to issue and maintain policies. Unearned premiums and maintenance fees are determined on a monthly pro rata basis. Upon termination of coverage, policyholders may purchase an extended reporting period, or tail, endorsement for additional periods of time. These extended reporting period coverage endorsement premiums are earned when written.

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

Effective January 1, 2008, we adopted SFAS 157, Fair Value Measurements, for our financial assets and financial liabilities, but have not yet adopted SFAS 157 as it relates to nonfinancial assets and liabilities based on the February 2008 issuance of  FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which permits a one-year deferral of the application of  SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  The adoption of SFAS 157 as it pertains to financial assets and liabilities did not have a material impact on our results of operations, financial position or liquidity. We will adopt SFAS 157 for non-financial assets and non-financial liabilities on January 1, 2009 and do not expect the provisions to have a material effect on our results of operations, financial position or liquidity.

SFAS 157 describes three levels of inputs that may be used to measure fair value:

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

When determining the fair value measurements for assets and liabilities required or permitted to be recorded at and/or marked to fair value, we consider the principal or most advantageous market in which it would trade and consider assumptions that market participants would use when pricing the asset or liability. When possible, we look to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, we look to market observable data for similar assets and liabilities, independent industry-standard models such as matrix pricing and independent, third-party dealer quotes whose inputs may be less observable than Level 1 pricing.  When market observable data is not as readily available, the valuation of financial instruments becomes more subjective and could involve substantial judgment.  Certain assets and liabilities are not actively traded in observable markets and the Company must use alternative valuation techniques to derive a fair value measurement. For additional disclosures, see Note 23, Fair Value Disclosures, to the unaudited financial statements included herein.

In September 2008, the SEC and FASB issued joint guidance providing clarification of issues surrounding the determination of fair value measurements under the provisions of SFAS 157 in the current market environment. In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which amended SFAS 157 to provide an illustrative example of how to determine the fair value of a financial asset when the market for that asset is not active.

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

The following table presents the estimated fair value of our financial instruments on a recurring basis as of December 31, 2008:

(in thousands)		Fair Value Measurements at December 31, 2008 Using:
	December 31, 2008	Quoted prices in active markets for identical assets Level 1	Significant other ob- servable inputs Level 2	Significant other unob- servable inputs Level 3

Description
Financial Assets:
Fixed income securities, available for sale	$198,011	$30,993	$164,359	$2,659
Equity securities, available for sale	10,099	10,044	55	-
Total	$208,110	$41,037	$164,414	$2,659

Percentage of Assets by Fair Value Hierarchy	100%	19.7%	79.0%	1.3%

A reconciliation of the beginning and ending balances of our financial instruments for fair value measurements made using significant unobservable inputs (Level 3) follows (in thousands):

Fixed Maturity Securities, Available for Sale
Balance, January 1, 2008	$11,867

Total gains or losses realized/unrealized:
Included in earnings (or changes in net assets)	(4,511)
Included in other comprehensive income	1,260
Purchases, issuances, and settlements	(2,297)
Transfers in and/or out of Level 3	(3,660)

Balance, December 31, 2008	$2,659

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2008	$(4,511)

Gains and losses (realized and unrealized) included in earnings for the period are reported in net realized investment gains (losses) as follows:

Total gains or losses included in earnings for the period (above)	$(4,519)

Change in unrealized gains or losses related to assets held at December 31, 2008	$(1,009)

Level 1 consists of instruments whose values are based on quoted market prices in active markets. We receive quoted market prices from a third party, independent, nationally recognized pricing service (pricing service). The Company utilizes the pricing service, either for market values obtained based on quoted, actively traded market prices (Level 1) or quoted prices for similar assets in active markets or market prices obtained from third-party pricing services for identical or comparable assets (Level 2). Of our investment portfolio of $208,110,000 as of December 31, 2008 approximately 99% of our fixed-income securities are priced either as Level 1 or Level 2. The fair value estimate for our equity portfolio of $10,044,000 and our U.S. Treasury fixed income securities of $30,993,000 are based on Level 1 pricing provided by this pricing service since there is an active, readily tradable market value based on quoted prices, as of December 31, 2008, or the measurement date. Active markets are those in which transactions occur in significant frequency and volume to provide pricing information on an on-going basis. Valuation of Level 1 securities does not entail a significant degree of judgment since an active market exists and quoted prices are readily and regularly available.

With the exception of U.S. Treasury securities, very few of our fixed-income securities are actively traded.  Most of our fixed-income securities, such as government or agency mortgage backed securities, tax-exempt municipal securities and corporate securities are valued using a pricing service and fall within Level 2.  Level 2 pricing in our fair value hierarchy comprises $164,414,000 or 79.0% of our investment portfolio which as of December 31, 2008 includes our U.S. Government agency bonds/notes of $24,415,000; U.S Government agency mortgage backed bonds of $30,428,000; U.S. Government agency collateralized mortgage obligations (“CMO’s”) of $50,531,000; Government tax-exempt bonds of $25,446,000; corporate bonds of $7,808,000 and non-agency CMO’s of $25,730,000.  Five Alt-A securities with a fair value estimate of $2,659,000 or 1.3% of our investment portfolio are classified as Level 3 since the securities are priced based on non-binding indications provided by dealers and the professional judgment of our investment professionals in our asset management subsidiary, APS Asset Management (Asset Manager) upon review of the specifics of the security, including class, maturity, credit rating, durations, collateral and comparable markets for similar securities.  Alt-A securities are CMO’s generally considered to have underlying mortgages with underwriting characteristics that are stronger than “Subprime” mortgages but less stringent than “Prime” mortgages.

In regards to Level 2 pricing, fair values are used and are based on the market prices from the pricing service where valuations are based on quoted market prices for identical or similar assets and/or valuations using industry-standard models such as matrix pricing. The pricing service evaluates each asset based on relevant market information, credit information, perceived market movements and sector news.  The market inputs utilized in the pricing evaluation include, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets benchmark securities, bids and offers, quoted forward prices, time value, volatility factors, current market and contractual prices for the underlying instrument, and industry news and economic events. For mortgage related products, the pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios.  Depending on the security, the priority of the use of inputs may change or some market inputs may not be relevant.  The pricing service we utilize has indicated that they will only produce an estimate of fair value if there is objectively verifiable information to produce a valuation.

Through our Asset Manager, we review the estimates and assumptions of fair value of each security provided by the pricing service for Level 1 and Level 2 pricing and compare these estimates to our custodial bank statement, which also provides a fair market value for the securities we hold to determine if the estimates are representative of the prices in the market. Comparing our fair value pricing obtained from our custodial bank statement serves as a cross-check to the validity of the information provided from the pricing service. Valuations are reviewed for reasonableness based upon the specifics of the security, including class, maturity, credit rating, durations, collateral and comparable markets for similar securities.  We may adjust the valuation of securities from the independent pricing service when we believe its pricing does not fairly represent the market value of the investment.  For example, when market observable data is not as readily available or if the security trades in an inactive market, the valuation of financial instruments becomes more subjective and could involve substantial judgment resulting in Level 3 pricing. We generally consider a market to be inactive if the following conditions exist: (1) there are very few transactions for the financial instrument; (2) the prices in the market are not current; (3) the price quotes we receive vary significantly over time or among independent pricing services or dealers; and (4) there is a limited availability of public market information.

In the third quarter of 2007, the market for non-agency collateralized debt obligations, specifically the market for Alt-A’s, became increasingly inactive based on the limited number of transactions, varying market prices provided by dealers and the limited availability of market data for these securities. The inactivity was evidenced by a significant widening of the bid and ask spread in the dealer markets in which these securities trade and a significant decrease in the volume of trades relative to historical levels.   As of December 31, 2008, our portfolio contained seven CMO securities classified as Alt-A of which five of these securities, or $2,659,000 representing 1.3% of our investment portfolio, are classified as Level 3 pricing. The remaining non-agency CMO’s in our investment portfolio have underlying mortgages categorized as “Prime” quality loans with no adjustable features, and none of our CMO’s have underlying mortgages classified as “Subprime.” All of our CMO’s, including our Alt-A securities have underlying mortgages with fixed interest rates and all but one Alt-A security is investment grade, currently rated either AA or A. During the quarter ended December 31, 2008, one of the Alt-A securities with a fair market value of $27,000 at December 31, 2008 was downgraded to a “C” rating.

The deepening national housing crisis and its potential impact on the underlying collateral of our Alt-A securities has resulted in a significant and rapid decline of their fair market value, especially in relation to the market prices provided by the outside pricing service. Consistent with our approach to pricing our entire portfolio, we initially received market pricing on these securities from the pricing service. We then reviewed the pricing of our Alt-A securities based on the market environment and the specific characteristics including the overall structure of the instrument; default rates; demographic and geographic characteristics of the underlying mortgages; support levels; and loan to value ratios.  As a result of this review, as of December 31, 2008, we have adjusted five of the seven Alt-A securities to lower fair market value from those indicated by the pricing service, (a market-corroborated observable input) based on non-binding indications received from dealers and the judgment of our Asset Manager (unobservable inputs).  We obtain two to three indications from dealers who actively trade in these or similar securities, but are not binding offers.   Because the approach to valuing these securities involves significant professional judgment and the expertise of our Asset Manager including the use of unobservable inputs from non-binding dealer indications, we classify securities valued in this manner as Level 3.

As noted in the table above (reconciliation of beginning and ending balances of our financial instruments for fair value measurements made using significant unobservable inputs (Level 3)), $3,660,000 was transferred out of Level 3 to Level 2 during the twelve months ended December 31, 2008 as the pricing from dealer indications we received was comparable to the independent pricing service. We attempt to apply consistent methods and techniques utilized in previous evaluation periods to determine the appropriate level within the fair value hierarchy. Changes in pricing based on Level 3 pricing assumptions of our lowest rated Alt-A securities can have a material effect on our results of operations and financial position as evidenced by the recognition of realized losses of $1,220,100 and $5,818,600, respectively for the three and the twelve months ended December 31, 2008 on these Alt-A securities.  If we would have selected pricing based on Level 2 assumptions provided by the pricing service, we would have recognized realized losses of only $693,900 and $3,194,400, respectively, or a $526,100 and $2,624,200 difference for the three and the twelve months ended December 31, 2008.  Additionally, our financial position would have been higher since our fixed maturities, available for sale and accumulated, other comprehensive income would have been increased by $1,387,500 as of December 31, 2008 based on different pricing assumptions.

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

•

Third party research and credit rating reports;

•

The extent to which the decline in fair value is attributable to credit risk specifically associated with an investment or its issuer;

•

The extent to which we believe market assessments of credit risk for a specific investment or category of investments are either well founded or are speculative;

•

Our internal assessments and those of our external portfolio managers regarding specific circumstances surrounding an investment, which can cause us to believe the investment is more or less likely to recover its value than other investments of similar characteristics;

•

For asset backed securities; the origination date of the underlying loans, the remaining average life, the probability that credit performance of the underlying loans will deteriorate in the future, and our assessment of the quality of the collateral underlying the loan; and,

•

Our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Investment income includes amortization of premium and accrual of discount on the yield-to-maturity method for our available-for-sale investments acquired at other than par value. Amortization for loan-backed, or mortgage-backed, securities is adjusted prospectively for changes in pre-payment speed assumptions.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FSP 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“FSP 115-1 and 124-1”). FSP 115-1 and 124-1 supersedes Emerging issues Task Force Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments and amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations and Accounting Principles Board No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP 115-1 and 124-1 address the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impairment loss. FSP 115-1 and 124-1 also includes provision for accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 is effective for periods beginning after December 15, 2005, with earlier adoption permitted. We adopted FSP 115-1 and 124-1 during the fiscal quarter ended December 31, 2005. The adoption of FSP 115-1 and 124-1 did not have a material effect on our financial position, results of operations or cash flows.

Asset Impairment. We periodically review the carrying value of our assets to determine if events and circumstances exist indicating that assets might be impaired. If facts and circumstances support this possibility of impairment, our management will prepare undiscounted and discounted cash flow projections, which require judgments that are both subjective and complex. We may also obtain independent valuations.  In accordance with SFAS No. 142, “Goodwill and Other Intangibles” intangible assets with indefinite lives are not amortized but are subject to annual tests for impairment or more often if events or circumstances indicate they may be impaired. Other identified intangible assets are amortized over their estimated useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards, or SFAS No. 141 (Revised December 2007) “Business Combinations” (SFAS 141R). SFAS 141R replaces SFAS Statement No. 141, “Business Combinations” but retains the fundamental requirement in SFAS 141 that the acquisition method (referred to as the purchase method in SFAS 141) of accounting be used for all business combinations. SFAS 141R provides new and additional guidance with respect to business combinations including: defining the acquirer in a transaction, the valuation of assets and liabilities when non-controlling interests exist, the treatment of contingent consideration, the treatment of costs incurred to effect the acquisition, the treatment of reorganization costs, and the valuation of assets and liabilities when the purchase price is below the net fair value of assets acquired. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have adopted the Statement on its effective date.

Reserve for Loss and Loss Adjustment Expense. These reserves represent our best estimate of the ultimate cost of all remaining reported and unreported claims for which we provide insurance coverage to our policyholders.  The estimation of the ultimate liability for unpaid losses and loss adjustment expenses (LAE) is an inherently uncertain process, does not represent an exact calculation of the liability and may not represent the ultimate cost of settling our claim obligations. For comparative purposes, we have included detailed claim and loss reserve data and analysis on a “pro forma basis” since we did not acquire API until April 1, 2007. This information is provided to highlight the development of claim and loss reserve data prior to our acquisition of API.  Any reference in this Item 7 below to “pro forma” purports to show the impact to us had we acquired API as of January 1 of the year indicated.

The estimate of reserves for losses and LAE is reflective of the types of insurance policies written by us.  We write our medical professional liability insurance policies predominantly on a claims-made basis. Claims-made insurance policies provide coverage for claims made and reported to the company during the period covered under the policy.  We also write a small percentage of policies on an occurrence basis.  Occurrence basis insurance policies provide coverage for losses that occur during the term of the policy, regardless of when the claim is reported. These occurrence policies also cover policyholders that purchase or earn, according to the terms of contract provisions, an extended reporting period, or tail endorsement, upon termination of coverage.

For both claims-made and occurrence policies, a significant amount of time can elapse between the occurrence or reporting of an insured event and the final settlement of the claim. The time period between the occurrence of a loss and its resolution by an insurer is referred to as the claims tail. Short tail claims are reported and settled quickly, resulting in less reserve estimation variability. The longer the tail or time before the final resolution of a claim, the greater the exposure to estimation risk and hence, greater estimation uncertainty.  Although our predominance of claims-made policies has a positive impact in terms of reducing claim tails, most of our policies are nonetheless regarded as having a longer tail than other lines of property and casualty insurance. This is because medical professional liability claims frequently involve litigation which may take years before a judgment or settlement is reached. Medical liability claims are typically resolved over an extended period of time, often five years or more.

When a claim is reported to us, our claims adjusters establish a case reserve for the estimated amount of the ultimate payment including legal costs associated with defending the claim. The process of estimating case reserves reflects an informed judgment based upon the experience and knowledge of the claims adjuster regarding the nature and value of the specific claim, the severity of injury or damage, the judicial climate where the insured event occurred and the policy provisions relating to the type of loss. With lines of insurance like medical professional liability that often have claims with complex and technical facts and circumstances that take many years to investigate and close, the lack of information available to the claims adjusters when a claim is first reported often makes establishing case reserves difficult. As the discovery phase of the claim proceeds, better information regarding the nature and severity of the claim becomes available enabling us to establish a more appropriate case reserve for the claim. Case reserves on severe claims are also reviewed for adequacy at least quarterly by our claims committee, which includes our Medical Director, physicians with specific expertise in the specialty of the claims being reviewed, and senior management. This process of periodically evaluating and adjusting case reserves is one of the factors we consider when establishing our ultimate loss and LAE expenses. However, case reserves alone are insufficient in measuring our ultimate cost for losses and loss adjustment expenses.

In addition to case reserves, we also maintain reserves for claims incurred but not reported, commonly referred to as IBNR.  IBNR is the estimated liability for (1) the ultimate cost of claims that have been reported but not yet settled, and (2) claims that have occurred but have not yet been reported.  IBNR reserves are established to cover additional exposure on known and unknown claims using various actuarial loss projection models.  Included in our IBNR loss reserve are estimates of the aggregate difference between our individual estimated case reserves and the amount for which they will ultimately be settled.  This provision, which is included in our total IBNR reserves, comprises the majority of such reserves given our predominately claims-made coverage. Since each claim reported is settled individually based on its merits, and it is not unusual for a claim to take years after being reported to settle, an IBNR reserve is established for this uncertainty in ultimate claim cost. An additional provision in our IBNR loss reserves is included for our small percentage of occurrence policies where claims have occurred but have not yet been reported.  While actuarial loss projection models vary, our general approach for calculating IBNR reserves involves calculating ultimate losses and LAE costs by each accident year and reducing that amount by the amount of cumulative claims paid and by the amount of our case reserves.

The two components, case reserves and the reserve for IBNR claims, constitute the liability for unpaid losses and loss adjustment expenses, and together represent our best estimate of the ultimate cost of settling our claim obligations as of the reporting date.  The combination of changing conditions including, but not limited to, historical settlement patterns, trends in loss severity and frequency, legal theories of liability and legislative changes and other factors such as the time required for claim resolution makes the estimation of reserves inherently difficult and requires actuarial skill and judgment. We perform an in-depth review of reserves for unpaid losses and loss adjustment expenses on a semi-annual basis with assistance from our outside consulting actuary.

The independent review of reserves by our outside consulting actuary plays an important role in the overall assessment of the adequacy of reserves. We establish reserves for unpaid loss and loss adjustment expenses taking into account the results of multiple actuarial techniques applied as well as other assumptions and factors regarding our business. The actuarial techniques used that are material to the evaluation of reserves for unpaid loss and loss adjustment expense include the following:

•

Loss development methods (incurred and paid development);

•

Loss adjustment expense development methods (incurred and paid development);

•

Average hindsight outstanding projection;

•

Frequency/severity projection methods;

•

Bornhuetter-Ferguson expected loss projection methods; and

•

Trended pure premium method.

Each technique has inherent benefits and shortcomings (i.e., biases), particularly when applied to company-specific characteristics and trends. For example, certain methods (e.g., the Bornhuetter-Ferguson and pure premium methods) are more relevant to immature accident years, and other methods (e.g., the loss development methods) provide more meaningful information for years with a greater level of maturity. Because each method has its own set of attributes, we do not rely exclusively upon a single method. Rather, we evaluate each of the methods for the different perspectives that they provide. Each method is applied in a consistent manner from period to period and the methods encompass a review of selected claims data, including, but not limited to, claim and incident counts, average indemnity payments and loss adjustment expenses.

As part of its evaluation, our outside consulting actuary develops a point estimate and a range of reserves it believes is reasonable. The point estimate represents our actuaries' estimate of the most likely amount that will ultimately be paid to settle unpaid claims at a particular point in time.  The upper end of the range reflects their higher estimates of future loss and loss adjustment expenses while the lower end of the range reflects their lower estimates of future loss and loss adjustment expenses. In general, the width of a range reflects the level of variability in the underlying projections. These range determinations are based on estimates and actuarial judgments and are intended to encompass reasonably likely changes in one or more of the variables that were used to determine the point estimate.

We consider many factors, not just the actuarial point estimates, in determining ultimate expected losses and the level of reserves required and recorded. Recorded (carried) reserves are based upon the judgment of management and are not entirely driven by formulaic determinations produced by various actuarial methods. In addition to considering the point estimate and ranges calculated by the independent consulting actuaries, management also utilizes expected loss ratios in determining its best estimate, which it selects based on the following: (1) information used to price the applicable policies, (2) historical loss information, (3) any public data for medical professional liability insurance for the Texas, Arkansas and Oklahoma blocks of business, and (4) an assessment of the current market conditions. Additionally, we select a best estimate with due regard for the age, characteristics and volatility of medical professional liability insurance, the volume of data available for review and past experience with respect to the accuracy of estimates. Other external factors such as economic inflation, judicial trends and legislative and regulatory changes can also have a substantial impact on our reserve estimation assumptions. For example, when tort reform is passed in a state, as was the case in Texas, we will estimate the impact of reform on both frequency and severity of losses. In addition, we evaluate whether or not the legislation will stand if it is legally challenged in the courts. We also consider the effects of various reinsurance treaties and the varying retention levels and co-participations we have on any given year as these will have an impact on the loss reserves we cede to our reinsurers.  We also consider input from our underwriting, claims, and senior management personnel and our claims committee.

Because of the nature and complexities of this line of insurance and expectations about future claim results and trends, our best estimate may differ from the selected reserve estimate of our independent actuary. Even minor changes in assumptions regarding these factors can have a substantial impact on the projection of the ultimate liability, especially with a long-tailed, low-frequency, high-severity line of business such as medical professional liability insurance. While our assessment may differ, our carried reserves remain within the actuarial range of the independent actuary’s selected reserve estimate. The data and analysis performed by our independent actuarial firm serves as an objective confirmation of the adequacy of our carried reserves and we utilize the actuarial point estimate and reserve ranges to monitor the adequacy and reasonableness of recorded reserves.  The reserve opinions of our independent actuary for the years ended December 31, 2008 and 2007 have been filed with state insurance regulators along with API’s statutory financial statements.

The reconciliation between our net reserve for loss and loss adjustment expenses filed with state insurance departments prepared in accordance with statutory accounting principles and those reported in our consolidated financial statements prepared in accordance with GAAP is shown below:

	Year Ended December 31,
	Actual	Actual	Pro forma
	2008	2007	2006
	(Dollars in thousands)
Net statutory reserves (1)	$78,257	$81,513	$81,186
Less: Reinsurance Recoverables on paid loss and LAE	(131)	(349)	(97)
Net adjusted statutory reserves	78,126	81,164	81,089
Reinsurance recoverables on paid and unpaid loss and LAE	13,796	20,019	28,491
Subrogation Recoverables	219	423	509
GAAP reserves	$92,141	$101,606	$110,089

(1) Net statutory reserves include an adjustment for reinsurance recoverables on paid loss and loss adjustment expenses. On a statutory basis reinsurance recoverables on paid loss and loss adjustment expenses are not included as a reduction of reserves but are recorded as a statutory asset.

We continually review and update the data underlying the estimation of the loss and loss adjustment expense reserves and make adjustments that we believe the emerging data supports. If reserves ultimately prove to be too high, then the excess amount will be recognized as a reduction to loss and loss adjustment expenses in the current period of operations that the change in estimate is made. If reserves prove to be inadequate in the future, we would have to increase such reserves and incur a charge to earnings in the period that such reserves are increased, which could have a material adverse affect on our results of operations and financial condition. These specific risks described above, combined with the variability that is inherent in any reserve estimate, could result in significant positive or negative deviation from our recorded net reserve amounts, and could positively or adversely impact our business, results of operations and cash flows.

We have established a net reserve for loss and LAE at $78,257,000 as of December 31, 2008 or what we believe to be the upper end of the reserve estimates, as projected by actuarial review; however, there is no assurance that such reserves will ultimately prove adequate. We have established a position of conservatively reserving to the upper-end of the reserve estimate due to the inherent judgments and uncertainties in estimating ultimate claims losses and management’s philosophy that this is the appropriate approach to reserving at the current time.

We considered the following factors in establishing our best estimate as of December 31, 2008.  First, as highlighted in the 10-year reserve development herein, API’s reserve estimates for the years 1999 through 2004 were significantly deficient.  Not until recently, 2005 through 2008, have reserves trended favorably from the originally reported net liability.  In addition, API has increased the number of policyholders it insures from 2,992 at January 1, 2004 to 5,336 at December 31, 2008 resulting in an approximately 78% increase in policyholder exposure over the last several years. We also recently began writing medical liability policies in Oklahoma.  The significant adverse development patterns of API coupled with the uncertainty as to how our significant increase in policyholders and new business in Oklahoma will perform over time warrants a conservative position.  Also, API began co-participating in the 2006, 2007, and 2008 reinsurance treaties on claims in excess of the retention of $250,000 on individual claims and $350,000 on multiple insured claims related to a single occurrence. The 2006, 2007, and 2008 reinsurance treaties provide for API retaining an additional 10% of the retention levels for 2006, 20% for 2007, and 40% for 2008. Uncertainty in regards to how these increased participation levels would impact our recorded reserves should API be exposed to considerable losses resulting from a significant liability event or the occurrence of an unusually high number of liability losses in one reporting period, were considered in determining our best estimate as of December 31, 2008.

In considering the potential sensitivity of the factors and assumptions underlying management’s best estimate of recorded loss and loss adjustment reserves, as previously mentioned, it is also important to understand that the medical professional liability sector of the property and casualty insurance industry is characterized by a relatively small number of claims with a relatively large average cost per claim. For example, at December 31, 2008, we had 5,336 policyholders and during the calendar year ended 2008 API paid a total of $ 10,815,000 in gross paid damages on 85 claims. Even a small change in the number of claims expected to be paid (i.e. frequency) or a small percentage change in the average cost per claim (i.e. severity) could have a significant impact on reserves and correspondingly, our financial position and results of operations. This is also the case for other key assumptions as well, such as the frequency of reported claims that will ultimately close with paid damages versus those that will close without paid damages. Historically, API has closed over 80% of claims with no paid damages. In addition, due to the relatively small number of claims ultimately resulting in paid damages and the high average cost per claim, any change in the trends of key assumptions used in estimating the ultimate values could result in a significant change in the reserve estimate.

Loss frequency and severity trends are important assumptions in the estimation of ultimate liability of losses and loss adjustment expenses. Claims frequency is measured in various ways. The most common measure is the number of claims reported, which is then typically adjusted for the relative exposure, either in terms of the number of insureds or earned premiums. Claims frequency is also measured in terms of the number of claims reported to us on which we make loss payments as opposed to claims on which we pay only expenses or those that we close with no payment to claimants. Claim frequency impacts not only our projection of the number of IBNR claims associated with our occurrence or tail business but is also evaluated to determine the cause of changes in frequency.  In periods where claims frequency is declining, we determine the nature of the claims in decline. A drop in non-meritorious claims, for example, could have an impact on the percentage of claims that will ultimately have loss payments and could impact the projection of ultimate losses.

Claims severity is often measured on a paid, reported and ultimate basis. Paid severity represents the cost of payments associated with loss settlements and is typically measured as an average of paid losses per claim closed, per claim closed with no payment and per claim closed with an indemnity payment. Reported severity is usually measured as our average case reserve per open claim. Ultimate severity takes into account not only the severity of losses currently being paid and the losses in our open claims inventory, but also incurred but unreported claims and all remaining costs to settle these claims. One such factor we consider with low-frequency, high-severity lines of business like medical professional liability insurance is the premise that if fewer claims are reported to us, those claims are likely to have higher average severity than the average severity associated with a large population of claims.  Implicit in this assumption is that claims that are still being reported are those of greater merit and potential severity while claims no longer being reported are assumed to be non-meritorious in nature and could be closed at little or no cost.

The following table shows net case, IBNR and total reserves and various claim statistics and reserve averages for the years ended December 31, 2008, 2007 and 2006.

	At and For the Year Ended December 31,
	Actual	Pro forma	Pro forma	% Change	% Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Medical professional liability:
Number of open claims – beginning of period	740	809	702	-8.5%	15.2%
Number of reported claims	381	402	507	-7.7%	-20.7%
Number of claims settled with indemnity payment	(85)	(100)	(80)	-15.0%	25.0%
Number of claims settled without indemnity payment	(451)	(371)	(320)	18.9%	15.9%
Number of open claims – end of period	585	740	809	-20.9%	-8.5%
Estimated number of IBNR claims (1)	85	121	75

Net case reserves	$43,784,174	$43,473,407	$45,973,937	0.7%	-5.4%
Net IBNR reserves	34,473,255	38,039,275	35,212,210	-9.4%	8.0%
Statutory net reserve (“net reserve”)	$78,257,429	$81,512,682	$81,186,147	-4.0%	0.4%

Average net case reserve per open claims	$74,845	$58,748	$56,828	27.4%	3.4%
Average net IBNR reserve per open and IBNR claims	51,453	44,180	39,833	16.5%	10.9%
Average net reserve per open and IBNR claims	116,802	94,672	91,840	23.4%	3.1%

Average net paid loss per claim closed with payment	$122,602	$124,527	$92,555	-1.5%	34.5%

(1) IBNR claim counts are estimates based on actuarial projections

Our open claim counts of 585 at December 31, 2008 decreased significantly by 21% from 740 open claims at December 31, 2007. In 2008, our claims settled (with and without indemnity) of 536 outpaced the number of reported claims of 381 which continued the claims trend that we saw in 2007 in which our open claim counts decreased by 8.5% from 809 at December 31, 2006 to 740 at December 31, 2007, the result of a relatively low 402 claims being reported in 2007 combined with total claims closed (with and without indemnity) of 471 outpacing reported claims.  However, in 2006 our open claims increased by 15.2% from 702 at January 1, 2006  to 809 at December 31, 2006, the result of reported claim counts of 507 outpacing the number of closed claims (with and without indemnity) in 2006.  Our assumption was that the increase in reported claim counts in 2006 was attributable to the significant increase in policyholder count beginning in 2004 through December 31, 2007.  We also believed these elevated claim counts represented a more reasonable, normalized claim count in a post-tort reform environment in Texas as compared to the historically low reported claim counts of 335 and 385 in 2005 and 2004, respectively, after the passage of tort reform.   From a historical perspective it is important to note that we had 1,372 open claims (the highest number of claims in the history of API) at December 31, 2003, the year in which tort reform legislation passed in Texas. Our open claim counts have declined dramatically since the end of 2003 as the number of reported claims has decreased and as we continue to settle or close claims at an accelerated pace.

Net case reserves were relatively flat in 2008 (up .7%) as compared to 2007; however, the average net case reserves continued to increase by 27.4% as the number of open cases continued to decrease. Net case reserves decreased by 5.4% from December 31, 2006 to December 31, 2007 as the number of open claims continued to decrease over this period. During 2008 our IBNR reserve decreased by 9.4% from $38,039,000 in 2007 to $34,473,000 in 2008. While our number of policyholders continues to increase from 4,930 in 2007 to 5,336 in 2008 the number of reported claims has dropped to 381 in 2008 from 402 in 2007, and the number of remaining open claims has decreased to 585 at December 31, 2008 from 740 at December 31, 2007. Furthermore, claim severity has stabilized and continues to emerge favorably for the post-tort reform years. The combination of declining reported claims and open claims resulted in the decrease in IBNR year over year.  Reflected in our net IBNR reserve increase of 8.0% from $35,212,000 at December 31, 2006 to $38,039,000 December 31, 2007 is due to a significant increase in our total number of policyholders, which has risen from 3,919 at the beginning of 2006 to 4,930 at December 31, 2007.  Our higher average paid loss per claim in 2008 of $122,602 as compared to $92,555 in 2006, respectively, supports the assumption previously mentioned above that if fewer claims are reported in a given year; those claims are likely to have higher severity than those claims associated with a larger population. Implicit in this assumption is that claims reported post-tort reform, while fewer in number, are of greater merit and potential severity and claims that are no longer reported were non-meritorious in nature and were closed at little or cost.

The following table reflects the activity in the liability for reserve for losses and loss adjustment expenses since January 1, 2006 through the year ended December 31, 2008 (in thousands):

	At and For the Year Ended December 31,
	Actual	Pro Forma	Pro Forma
	2008	2007	2006
Reserve for loss and loss adjustment expenses—January 1	$101,606	$110,089	$95,628
Less: reinsurance recoverable on paid and unpaid loss and LAE including subrogation	(20,442)	(29,000)	(29,695)

Net balance—January 1	81,164	81,089	65,933

Incurred—net of reinsurance—related to:
Current year	39,134	40,682	42,354
Prior periods	(20,565)	(16,023)	(4,786)

Net incurred	18,569	24,659	37,568

Paid—net of reinsurance—related to:
Current year	3,379	3,591	3,743
Prior periods	18,228	20,993	18,669

Net paid	21,607	24,584	22,412

Net balance—December 31	78,126	81,164	81,089

Plus: reinsurance recoverable on paid and unpaid loss and LAE including subrogation	14,015	20,442	29,000

Reserve for loss and loss adjustment expenses—December 31	$92,141	$101,606	$110,089

Incurred—net of reinsurance depicts incurred loss and loss adjustment expense related to premium earned in that period, also referred to as accident year. Incurred—net of reinsurance for the prior years represents the net change in reserve estimates charged or credited to earnings in the current year with respect to liabilities that originated and were established in prior years.

Our incurred loss and loss adjustment expense for the most recent accident year of $39,134,000 in 2008 is reflective of the relative decreases in reported claim count as compared to prior accident years of $40,682,000 in 2007 and $42,354,000 in 2006.  In 2008 and 2007, we decreased our incurred loss and loss adjustment expense for prior year development by $20,565,000 in 2008 and $16,023,000 in 2007, which was primarily the result of loss severity for the 2002 through 2006 report years developing favorably compared to prior period estimates.

During 2006, API recorded favorable prior year development of $4,786,000, the result of 2004 and 2005 report year loss severity falling below expectations. We continue to see beneficial trends in claims frequency and relative stability in average paid loss severity as compared to pre-tort reform years. For instance, the average number of claims reported and the average net claim paid with indemnity (net paid loss severity) over the last four years (2005-2008) since the passage of tort reform has averaged 406 and approximately $102,000 as compared to the previous four years (2000-2003) prior the passage of reform in which claims reported averaged 773 and paid loss severity averaged $144,000. The effect of significant changes in claim frequency introduces a great deal of variability into our reserve estimation process. We are traditionally cautious with our assumptions concerning emerging trends in claims frequency and severity loss trends and consequently we do not immediately place much weight on the impact that any short-term declines in frequency and severity may have on our ultimate losses. However, actual frequency and severity loss trends have developed more favorably than originally anticipated.  We utilize historical claims data to project future expected results. As a result, the impact of recent claims trends is moderated by historical data. We have recently experienced favorable trends of declining frequency and stable paid loss severity and the results of these trends are reflected in our reserve estimations.  The impact of recent favorable trends is the main reason for the increase in favorable development from $4,786,000 in 2006, $16,023,000 in 2007, and $20,565,000 in 2008.

We attempt to consider all significant facts and circumstances known at the time loss reserves are established.  Due to the inherently uncertain process involving loss and loss adjustment expense reserve estimates, the final resolution of the ultimate liability may be different from that anticipated at the reporting date. Therefore, actual paid damages in the future may yield a materially different favorable or unfavorable amount than currently reserved. While we believe that the estimates for loss and loss adjustment expense reserves are adequate as of December 31, 2008, there can be no assurance that our estimates will not change in the future given the many variables inherent in such estimates and the extended period of time that it can take for claim patterns to emerge

The following tables, known as the reserve development tables, show the development of the net liability for unpaid loss and loss adjustment expenses. The top line of the table shows the original estimated liabilities at the balance sheet date, including losses incurred but not yet reported. The upper portion of the table shows the cumulative amounts subsequently paid as of successive year-ends with respect to the liability. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimates change as claims settle and more information becomes known about the ultimate frequency and severity of claims for individual years. A (deficiency) or redundancy exists when the re-estimated liability at each December 31 is greater (or less) than the prior liability estimate. The cumulative (deficiency) or redundancy depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years. The volatility of medical professional liability claim frequency and severity makes the prediction of the ultimate losses very difficult.  Likewise, the long period of time necessary for medical professional liability claims to develop and be paid further complicates the reserving process.

The following summarizes our reserve development since our acquisition of API on April 1, 2007. Since we acquired API on April 1, 2007, reserve development data for API prior to that date is not directly applicable for us.

	2007	2008
Original Net Liability – end of year	$81,164	$78,126

Cumulative net paid as of;
One Year later	18,228	-
Two Years later
Three Years later
Four Years later
Five Years later
Six Years later
Seven Years later
Eight Years later
Nine Years later
Ten Years later

Re-estimated Net Liability as of:
End of year	81,164	78,126
One Year later	60,955
Two Years later
Three Years later
Four Years later
Five Years later
Six Years later
Seven Years later
Eight Years later
Nine Years later
Ten Years later

Net cumulative (deficiency) redundancy	20,209	-

Original Gross liability- end of year	$101,606	$92,141
Less: Reinsurance recoverables - end of year	$(20,442)	$(14,015)
Original Net liability - end of year	$81,164	$78,126

Gross re-estimated liability - latest	$73,539	$92,141
Re-estimated reinsurance recoverables-latest	$(12,584)	$(14,015)
Net re-estimated liability - latest	$60,955	$78,126

Gross cumulative (deficiency) redundancy	$28,067	$-

For comparative purposes, we have included detailed claim and loss reserve data and analysis on a “pro forma basis” since we did not acquire API until April 1, 2007. This information is provided to highlight the development of claim and loss reserve data prior to our acquisition of API on April 1, 2007.

	PRO FORMA
	1998	1999	2000	2001	2002	2003	2004	2005	2006	As of March 31, 2007
Original Net Liability – end of year	$42,177	$35,471	$37,593	$33,747	$35,030	$42,231	$56,349	$65,933	$81,089	$86,036

Cumulative net paid as of;
One Year later	24,898	21,805	27,998	23,360	31,665	34,965	30,634	20,074	20,993	-
Two Years later	36,796	40,156	41,575	40,278	48,023	55,034	43,409	29,939	33,157
Three Years later	43,786	44,562	47,614	45,952	54,926	62,226	49,173	34,878
Four Years later	44,904	46,015	50,520	48,503	57,390	66,613	51,622
Five Years later	45,626	47,670	51,090	49,417	58,957	70,387
Six Years later	46,786	47,905	51,674	50,090	60,942
Seven Years later	46,903	48,520	52,020	51,694
Eight Years later	47,487	48,655	53,454
Nine Years later	47,585	48,752
Ten Years later	47,682

Re-estimated Net Liability as of:
End of year	42,177	35,471	37,593	33,747	35,030	42,231	56,349	65,933	81,089	-
One Year later	42,837	37,248	39,708	42,155	46,955	68,083	73,957	63,061	65,939
Two Years later	43,677	41,837	48,411	45,826	61,294	79,041	69,525	50,291	52,834
Three Years later	44,636	47,540	50,926	54,212	64,379	81,888	61,154	45,330
Four Years later	46,880	48,214	55,846	55,618	66,557	77,432	58,456
Five Years later	47,420	51,101	56,163	54,762	63,760	76,522
Six Years later	49,604	51,064	55,236	53,115	64,483
Seven Years later	49,626	50,551	54,220	53,768
Eight Years later	48,873	49,706	54,839
Nine Years later	48,563	49,720
Ten Years later	48,558

Net cumulative (deficiency) redundancy	(6,381)	(14,249)	(17,246)	(20,021)	(29,453)	(34,291)	(2,107)	20,603	28,255	-

Original Gross liability- end of year	$66,434	$54,132	$64,335	$61,701	$54,186	$61,313	$69,445	$95,628	$110,089	$116,226
Less: Reinsurance recoverables - end of year	(24,257)	(18,661)	(26,742)	(27,954)	(19,156)	(19,082)	(13,096)	(29,695)	(29,000)	(30,190)
Original Net liability - end of year	$42,177	$35,471	$37,593	$33,747	$35,030	$42,231	$56,349	$65,933	$81,089	$86,036

Gross re-estimated liability - latest	$62,791	$61,091	$68,144	$62,032	$71,960	$84,837	$65,486	$50,162	$62,511
Re-estimated reinsurance recoverables-latest	(14,233)	(11,371)	(13,305)	(8,264)	(7,477)	(8,315)	(7,030)	(4,832)	(9,677)
Net re-estimated liability - latest	$48,558	$49,720	$54,839	$53,768	$64,483	$76,522	$58,456	$45,330	$52,834

Gross cumulative (deficiency) redundancy	$3,643	$(6,959)	$(3,809)	$(331)	$(17,774)	$(23,524)	$3,959	$45,466	$47,578

The above tables do not present accident year or policy year development data. Conditions and trends that have affected the development of liabilities in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on these tables.

Prior to our acquisition on April 1, 2007, API had been organized as a Texas reciprocal insurance exchange since its formation in 1975. A reciprocal insurance exchange is an entity, similar to a mutual insurance company, which sells insurance to its subscribers and other eligible healthcare providers, who may pay, at the election of the company, a contribution to the company’s surplus, in addition to their annual premiums.

As noted in the pro forma table above, API’s net reserve estimates for the years 1998 through 2003 were significantly deficient. During this period, API, as well as the medical professional liability industry as a whole, saw increased frequency and claims severity trends on its claims outstanding. API began to address these concerns beginning in 2000 through 2003 with rate increases averaging 22% per year. API also employed stricter underwriting standards including exiting certain specialties, limiting coverage in geographical areas and reducing the policy limits options offered to insureds.

In 2003, Texas voters approved a constitutional amendment which gave the Texas Legislature authority to set limits on damages in medical malpractice and other lawsuits.  This coincided with the passage of state legislation which became effective on September 1, 2003 and which places a cap on non-economic damages in medical malpractice cases.

Prior to the passage of Texas tort reform in 2003, API saw a significant increase in the number claims reported as claimants were attempting to beat the filing deadline prior to tort reform going into effect.  This has resulted in significant adverse development from the originally reported net liability for 2003.

Beginning in 2004, we have seen favorable decreases in the number of claims reported each year as compared to historical reported claim development patterns.

While Texas tort reform has generally benefited API due to a lower number of reported claims and stable severity trends, it has increased our exposure to estimation risk and hence, greater estimation uncertainty in regards to loss reserves.  Historically deficient trends in our loss reserves may not be indicative of future loss trends in a post-tort reform environment.

During 2006, 2007 and 2008, due to improved underwriting practices coupled with tort reform in Texas, API has recognized favorable development related to previously established reserves for accident years 2004 through 2007. Ultimately, as actual results have proven better than suggested historical trends, redundancies have developed, as evident from the favorable trend in our loss reserves from the originally reported net liability in 2005 and 2006.

The table below shows our recorded net reserves at December 31, 2008 and December 31, 2007, the actuarial point estimates and the high and low ends of the actuarial reserve range, as determined by our independent actuaries:

	Actual as of December 31, 2008
	Recorded Net Reserves	Actuarial Point Estimate	Low End of Actuarial Range	High End of Actuarial Range
	(in thousands)

Total net reserves	$78,257	$64,396	$50,016	$78,257

	Actual as of December 31, 2007
	Recorded Net Reserves	Actuarial Point Estimate	Low End of Actuarial Range	High End of Actuarial Range
	(in thousands)

Total net reserves	$81,513	$67,269	$47,640	$81,513

There are several limitations to interpreting reserve ranges. The reserve range represents a statistical distribution of possible outcomes and while from an actuarial standpoint, a point estimate is considered the most likely amount to be paid, there is inherent uncertainty in the point estimate. There are also many macroeconomic effects that may impact the development of reserves such as, tort reforms, changes in the tort common law or the litigiousness of jurisdictions in which we issue policies, the influence of legislative actions and changes in political philosophy.  As a result of these factors, as well as the many other quantitative and qualitative factors described herein, there can be no assurance that reserves will develop within these ranges.

We have modeled a statistical distribution along various confidence levels to calculate the potential variability inherent in our loss reserves and the corresponding impact on pre-tax income.  Due to the correlation between reserving variables and how they can inter-relate to one another, it is neither practical nor meaningful to isolate and demonstrate the impact of changes in a particular assumption such as claims frequency or severity or other specific parameters such as the effect of tort reform in calculating the reserve estimate.  However, a statistical distribution shows the impact if actual claims experience were to emerge more favorably or unfavorably from our recorded reserves at the 78% confidence level to the actuarial point estimate, or approximately 18% or more than our recorded reserves.  In regards to trending downward to the actuarial point estimate, we believe this reflects a more likely than not scenario as the confidence level is approximately 50%, represents the mean of the distribution and is the most likely amount to be paid.   In regards to trending 12% higher than recorded reserves, the confidence level rises to 90% and shows the wide dispersion of possible outcomes given the inherent uncertainty of loss reserves in the medical professional liability line of insurance in relation to other shorter tail lines of insurance.  We believe this scenario is reasonably conceivable due to a significant liability event, such as an unexpected adverse court decision that impacts many open claims or multiple insureds or the occurrence of an unusually high number of liability losses in one reporting period.  The following table shows the effects on pre-tax income if the recorded reserves as of December 31, 2008 develop under these scenarios:

Increase
(Decrease) in
Pre-tax Income
(in thousands)
Actuarial Point Estimate	$13,862
15% Higher than Recorded Reserves	$(9,681)

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

Under API’s primary medical professional liability reinsurance contract or excess of loss treaty, certain premiums are ceded to other insurance companies under the terms of the reinsurance agreement. The excess of loss treaty provides coverage for losses in excess of API’s retention of $250,000 on individual claims and beginning in 2002, $350,000 on multiple insured claims related to a single occurrence. The 2006 reinsurance contract provides for these same terms with API retaining 10% of the risk above the aforementioned $250,000 and $350,000 retention levels. The 2007 reinsurance contract provides for the same terms with API retaining 20% of the risk above the $250,000 and $350,000 retention levels. The 2008 reinsurance contract provides for the same terms with API retaining 40% of the risk above the $250,000 and $350,000 retention levels. The reinsurance contracts for 2002 through 2008 contain variable premium ceding rates based on loss experience and thus, a portion of policyholder premium ceded to the reinsurers is calculated on a retrospective basis. The variable premium contracts are subject to a minimum and a maximum premium range to be paid to the reinsurers, depending on the extent of losses actually paid by the reinsurers. A provisional premium is paid during the initial policy year. The actual percentage rate ultimately ceded under these contracts will depend upon the development of ultimate losses ceded to the reinsurers under their retrospective treaties.

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

In addition to an adjustment to premiums ceded, estimates of ultimate reinsurance ceded premium amounts compared to the amounts paid on a provisional basis give rise to a balance sheet asset classified as “Other amounts receivable under reinsurance contracts” or a balance sheet liability classified as “Funds held under reinsurance treaties.” Furthermore, each retrospective treaty requires a 24- or 36-month holding period before any premium adjustments or cash can be returned or paid. The ultimate settlement amount will not be determined until all losses have been settled under the respective treaties. As of December 31, 2008, we had recorded a balance sheet asset, “Other amounts receivable under reinsurance contracts” of $1,497,000 and a balance sheet liability, “Funds held under reinsurance treaties” of $3,978,000, which represent the differences between the estimates of ultimate reinsurance premiums ceded amounts for the 2002 through 2007 treaty years as compared to the amounts paid on a provisional basis.

The effect of reinsurance on premiums written and earned for the year ended December 31, 2008 is as follows (in thousands):

	Written	Earned
Direct premiums	$64,117	$62,538
Ceded:
Current year	(5,259)	(5,259)
Prior years	6,802	6,802
Total Ceded	1,543	1,543

Net premiums	$65,660	$64,081

The effect of reinsurance on premiums written and earned since the acquisition of API on April 1, 2007 through December 31, 2007 is as follows (in thousands):

	Written	Earned
Direct premiums	$50,120	$51,226
Ceded:
Current year	(6,075)	(6,075)
Prior years	10,888	10,888
Total Ceded	4,813	4,813

Net premiums	$54,933	$56,039

For the twelve months ended December 31, 2008, we recorded favorable development to ceded premiums of $6,802,000 primarily related to prior year variable premium reinsurance treaties as a result of lower estimated ultimate loss and loss adjustment expenses for treaty years 2002 through 2007. Since the acquisition of API on April 1, 2007, for the year ended December 31, 2007, we recorded favorable development to ceded premiums of $10,888,000 primarily related to prior year variable premium reinsurance treaties as a result of lower estimated ultimate loss and loss adjustment expenses for treaty years 2002 through 2006.

Reinsurance Recoverables. Ceded reserves for loss and loss adjustment expenses are recorded as reinsurance recoverables. Reinsurance recoverables are the estimated amount of future loss payments that will be recovered from reinsurers, and represent the portion of losses incurred during the period that are estimated to be allocable to reinsurers.

There are several factors that can directly affect the ability to accurately forecast the reinsurance recoverables. Many of the factors discussed above related to the sensitivities of forecasting total loss and loss adjustment expense reserves also apply when analyzing reinsurance recoverables. Since we cede excess losses above $250,000 on individual claims and $350,000 on multiple insured claims plus additional retention levels above those amounts, the trends related to severity significantly affect this estimate. Current individual claims severity can be above or fall below our retention level over the period it takes to resolve a claim.

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

Unsecured reinsurance recoverables at December 31, 2008, that exceeded 10% of total reinsurance paid and unpaid loss and loss adjustment expenses are summarized as follows (in thousands):

Company Name	December 31, 2008
Swiss Reinsurance	$5,246
Transatlantic Reinsurance	$3,687
ACE Tempest Re USA	$2,718
Hannover Ruckversicherrungs	$1,626

As of December 31, 2008, ACE Tempest Re USA and Swiss Reinsurance (“Swiss Re”) are A.M. Best rated “A+” (Superior). However, subsequent to year-end, A.M. Best down rated the financial strength rating of Swiss Re to “A” (Excellent) with a stable outlook based on its quantitative and qualitative assessment of risk capital that Swiss Re does not have sufficient cushion to weather more negative effects of the continuing turmoil in the financial markets and other unexpected events. As of December 31, 2008, Transatlantic Reinsurance (“Transatlantic”) and Hannover Ruckversicherrungs are A.M. Best rated “A” (Excellent), but Transatlantic Reinsurance’s financial strength rating was down-rated from A+ (Superior) to its current rating of “A” (Excellent) in September 2008. This rating action was based on the rapid deterioration of the financial condition of American International Group (“AIG”). Transatlantic is an independently publicly traded company (NYSE) and, while AIG owns 59% of Transatlantic, the Transatlantic board of directors is not controlled by AIG. To date, both Swiss Re and Transatlantic, as well as our other reinsurers, have continued to reimburse us for paid claims in a manner consistent with past practices.

We continually monitor our reinsurers to minimize our exposure to significant losses from reinsurer defaults. Any amount found to be uncollectible would be written off in the period in which the uncollectible amount is identified. We require letters of credit from any reinsurance company that does not meet certain regulatory requirements, and/or credit ratings. As of December 31, 2008, our reinsurance contracts were with companies in adequate financial condition, and we believe there is not a need to establish an allowance for uncollectible reinsurance recoverable. We have not experienced any material problems collecting from our reinsurers. However, the ultimate effects of the recent financial and market crisis and overall economic downturn may have negative consequences on the credit quality, liquidity and financial stability of the reinsurers with which we do business. As recent market experience indicates, such deteriorations in financial condition can occur rapidly, leaving us unable to react to such a scenario in a manner consistent with orderly markets. This in turn could adversely and negatively affect our financial condition and results of operations.

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

Stock-Based Compensation.  On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all stock-based compensation awards made to employees and directors, including employee stock options and employee stock purchase plans. The Securities and Exchange Commission also issued Staff Accounting Bulletin No. 107 (“SAB 107”) which provides interpretative guidance in applying the provisions of SFAS 123R. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.

SFAS 123R requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The portion of the value that is ultimately expected to vest is recognized as expense over the requisite service period. As stock-based compensation expense recognized in our consolidated statements of income for fiscal years 2008, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

In addition, SFAS 123R requires that the benefits of realized tax deductions in excess of tax benefits on compensation expense be reported as a component of cash flows from financing activities rather than as an operating cash flow, as previously required. In accordance with SAB 107, we classify stock-based compensation within general and administrative expenses to correspond with the financial statement components in which cash compensation paid to employees and directors is recorded.

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

Income Taxes. We compute income taxes utilizing the asset and liability method. We recognize current and deferred income tax expense, which is comprised of estimated provisions for federal income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all or some portion of the benefits related to the deferred tax assets will not be realized. We have not established a valuation allowance because we believe it is more likely than not our deferred tax assets will be fully recovered.  In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 ("FIN 48"), which we adopted on January 1, 2007. FIN 48 clarifies the accounting for income tax uncertainties. We have developed and implemented a process based on the guidelines of FIN 48 to ensure that uncertain tax positions are identified, analyzed and properly reported in the company’s financial statements in accordance with SFAS 109. Based on all known facts and circumstances and current tax law, we believe that the total amount of unrecognized tax benefits as of January 1, and December 31, 2008, is not material to our results of operations, financial condition or cash flows. We also believe that the total amount of unrecognized tax benefits as of January 1, and December 31, 2008, if recognized, would not have a material effect on our effective tax rate. We further believe that there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

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

The pro forma adjustments are based upon available information and assumptions that each company’s management believes are reasonable. The unaudited pro forma condensed consolidated financial statements are presented for illustrative purposes only and are based on the estimates and assumptions set forth in the notes accompanying these statements, which should be read in conjunction with these unaudited pro forma condensed consolidated financial statements. The companies may have performed differently had they always been combined. You should not rely on this information as being indicative of the historical results that would have been achieved had the companies always been combined or the future results that the combined company will experience. The unaudited pro forma condensed consolidated financial information is not comparable to our historical financial information due to the inclusion of the effects of the API acquisition. The unaudited pro forma condensed consolidated financial statements and the related notes thereto should be read in conjunction with the audited consolidated financial statements of the Company for the years ended December 31, 2007 and 2006, and the related notes thereto and other information in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the unaudited financial statements of API for the quarter ended March 31, 2007 filed in our Form S-1 dated, June 19, 2007.

Unaudited Pro Forma Condensed Combined Statement of Operations
For the Year Ended December 31, 2007
(In thousands, except per share data)

	APSG Historical 12/31/07	API Historical 1/1/07 to 3/31/07	Pro Forma Adjustments "Merger"			Combined Pro Forma 12/31/07
REVENUES
Premiums and maintenance fees written	$50,120	$15,466	$			$65,586
Premiums ceded	4,813	(2,407)				2,406
Change in unearned premiums & maintenance fees	1,106	3,252				4,358
Net Premiums and maintenance fees earned	56,039	16,311				72,350

Investment income, net of investment expense	8,693	1,791		78	(a)	10,505
				(80)	(d)
				23	(b)
Realized capital gains (losses), net	(5,256)	126				(5,130)
Management services	3,803			(3,718)	(a)	179
				94	(c)
Financial services	21,056			(307)	(b)	20,749
Other revenue	68					68

Total revenues	84,403	18,228		(3,910)		98,721

EXPENSES

Losses and loss adjustment expenses	13,695	10,934		(1,154)	(a)	24,659
				1,184	(d)
Other underwriting expenses	8,320	3,215		1,570	(d)	11,635
				(1,564)	(a)
				94	(c)

Amortization of deferred policy acquisition costs	(110)	141				31
Management services expenses	3,823			(989)	(a)	-
				(2,834)	(d)

Financial services expenses	19,030					19,030
General and administrative	5,459			102	(e)	5,561

Impairment of goodwill	1,247					1,247
Total expenses	51,464	14,290		(3,591)		62,163
						-
Income from operations	32,939	3,938		(319)		36,558

Income tax expense	11,929	1,326		(35)	(e)	13,121
				(99)	(b)

Minority interests	1					1

Net income before extraordinary gain	$21,009	$2,612		$(185)		$23,436

Net Income before extraordinary gain per Share:
Basic:	$3.80					$4.24
Diluted:	$3.69					$4.12

Basic weighted average shares outstanding	5,532					5,532
Diluted weighted average shares outstanding	5,695					5,695

Unaudited Pro Forma Condensed Combined Statement of Operations
For the Year Ended December 31, 2006
(In thousands, except per share data)

	APSG Historical 12/31/06	API Historical 12/31/06	Pro Forma Adjustments "Merger"			Combined Pro Forma 12/31/06
REVENUES
Premiums and maintenance fees written	$-	$74,833	$			$74,833
Premiums ceded	-	(4,709)				(4,709)
Change in unearned premiums & maintenance fees	-	735				735
Net Premiums and maintenance fees earned	-	70,859				70,859

Investment income, net of investment expense	915	6,466		236	(a)	7,605
				(158)	(d)
				146	(b)
Realized capital gains (losses), net	155	6				161
Management services	15,555			(15,610)	(a)	320
				375	(c)
Financial services	16,850	-		(755)	(b)	16,095
Other revenue	89	-				89

Total revenues	33,564	77,331		(15,766)		95,129

EXPENSES

Losses and loss adjustment expenses	-	38,970		(4,278)	(a)	37,568
				2,876	(d)
Other underwriting expenses	-	14,252		3,582	(d)	11,759
				(6,450)	(a)
				375	(c)

Amortization of deferred policy acquisition costs	-	(39)				(39)
Management services expenses	11,262	-		(4,646)	(a)	-
				(6,616)	(d)

Financial services expenses	15,157	-				15,157
General and administrative	2,106	-		408	(e)	2,514

Total expenses	28,525	53,183		(14,749)		66,959
						-
Income from operations	5,039	24,148		(1,017)		28,170

Income tax expense	1,839	8,397		(139)	(e)	9,890
				(207)	(b)
Minority interests	6					6

Net income	$3,194	$15,751		$(671)		$18,274

Net Income per Share:
Basic	$1.15					$3.84
Diluted	$1.09					$3.72

Basic weighted average shares outstanding	2,774			1,983		4,757
Diluted weighted average shares outstanding	2,933			1,983		4,916

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

RESULTS OF OPERATIONS

Overview

With the acquisition of API on April 1, 2007, our consolidated revenue and earnings will be predominately derived from medical professional liability insurance provided through our Insurance Services segment. Prior to April 1, 2007, the historical results of operations of our Insurance Services segment were determined by the management fees we received from API pursuant to a management agreement and the expenses incurred in managing API’s operations such as personnel expenses, rent, office expenses and technology costs. The management agreement obligated API to pay management fees to us based on API’s earned premiums before payment of reinsurance premiums. The management fee percentage was 13.5% of API’s earned premiums. In addition, any pre-tax profits of API were shared equally with us so long as the total amount of profit sharing did not exceed 3% of earned premiums. When we acquired API, the management agreement was terminated and our consolidated results of operations are now directly affected by premiums API earns from the sale of medical professional liability insurance, investment income earned on assets held by API, insurance losses and loss adjustment expenses relating to the insurance policies API writes as well as commissions and other insurance underwriting and policy acquisition expenses API incurs.

Despite continued lower premiums in our Insurance Services segment in 2008, improvements in the  terms on our reinsurance contracts coupled with favorable reserve development allowed us to deliver strong results from our operations from this operating segment.  As a result of favorable development in both claim counts and claim severity post-tort reform and increased competition, we lowered our rates on average approximately 6% in 2008. We have seen an increase in competition by both existing professional liability carriers as well as new entrants into the marketplace. As a result of this increased competition, we continue to be faced with price pressure on both existing renewals and new business. Many of the new entrants have been aggressive in seeking new business and are willing to compete on price. We will continue to monitor frequency of claims and severity of loss and legal expenses to determine if further rate adjustments are warranted. As a result of these market forces, we will face increased competition throughout 2009, but will continue to price insurance products at rates believed to be adequate for the risks assumed.

Our Financial Services segment suffered its first net operating loss since 1996 as a result of the 2008 collapse of the investment, mortgage and banking markets. This segment experienced significant declines in commission revenue from security trading in both investment grade and non-investment grade securities, along with similar revenue percentage declines in our investment banking and bank debt trade claim businesses. Though the size of monthly losses eased in the final months of the year as a result of continued efforts to cut costs, it is apparent that a return to profitability for this segment will be dependent to a great extent upon the recovery of the U.S. economy as a whole and the investment markets in particular

The following table sets forth selected historical financial and operating data.  Our results of operations for the year ended December 31, 2007 include the historical financial and operating results prior to and subsequent to the acquisition of API on April 1, 2007.  The selected historical financial and operating data is derived from our consolidated financial statements which management believes incorporate all of the adjustments necessary for the fair presentation of the financial condition and results of operations for such periods. All information is presented in accordance with GAAP, but may not be comparable as data stated for periods 2006 and later were impacted by the implementation of SFAS No. 123(R). Actual financial results through December 31, 2008 may not be indicative of future financial performance. Equity compensation expense of approximately $1,200,000 related to our acquisition of API is included in the year ended December 31, 2007 results from operations.

For comparative purposes, we have also included the results of operations for the year ended December 31, 2007 and 2006 on a “pro forma basis” since we did not acquire API until April 1, 2007. This information is provided to highlight the results of operations prior to our acquisition of API and any reference in this Item 7 below to “pro forma” reflects the impact to us had we acquired API as of January 1 of the year indicated.

Selected Condensed Consolidated Historical and Proforma Financial and

Operating Data of American Physicians Service Group, Inc.

	Year ended December 31,
	2008	2007	2007	2006	2006
	Actual	Actual	Pro forma	Actual	Pro forma
Income Statement Data:
Gross premiums and maintenance fees written – direct and assumed	$64,117	$50,120	$65,586	$-	$74,833
Premiums ceded	1,543	4,813	2,406	-	(4,709)
Net premiums and maintenance fees written	65,660	54,933	67,992	-	70,124
Net premiums and maintenance fees earned	64,081	56,039	72,350	-	70,859
Investment income, net of investment expenses	11,999	8,693	10,505	915	7,605
Realized capital gains (losses) - net	(7,749)	(5,256)	(5,130)	155	161
Management services	88	3,803	179	15,555	320
Financial services	6,193	21,056	20,749	16,850	16,095
Other revenue	137	68	68	89	89
Total revenues	74,749	84,403	98,721	33,564	95,129
Losses and loss adjustment expenses	18,569	13,695	24,659	-	37,568
Other underwriting expenses	11,074	8,320	11,635	-	11,759
Change in deferred acquisition costs	14	(110)	31	-	(39)
Management services expenses	-	3,823	-	11,262	-
Financial services expenses	9,749	19,030	19,030	15,157	15,157
General and administrative expenses	5,752	5,459	5,561	2,106	2,514
Impairment of goodwill	-	1,247	1,247	-	-
Total expenses	45,158	51,464	62,163	28,525	66,959
Income from operation	29,591	32,939	36,558	5,039	28,170
Income tax expense	10,428	11,929	13,121	1,839	9,890
Minority Interests	-	1	1	6	6
Net income before extraordinary gain	19,163	21,009	23,436	3,194	18,274
Extraordinary gain, net of tax	-	2,264	-	-	-
Net income	$19,163	$23,273	$23,436	$3,194	$18,274

Diluted weighted average shares outstanding	7,248	5,695	5,695	2,933	4,916
Earnings per common share	$2.64	$4.09	$4.12	$1.09	$3.72

Underwriting Ratios
Loss ratio (1) (4) (5)
Accident year	61%	53%	56%	N/A	61%
Prior years	-32%	-29%	-22%	N/A	-7%
Calendar year	29%	24%	34%	N/A	54%
Expense ratio (2) (4) (5)	17%	15%	16%	N/A	17%
Combined ratio (3) (4) (5)	46%	39%	50%	N/A	71%

(1) Loss ratio is defined as the ratio of losses and loss adjustment expenses to net premiums and maintenance fees earned.

(2) Expense ratio is defined as the ratio of other underwriting expenses and net change in deferred acquisition costs to net premiums and maintenance fees earned

(3) Combined ratio is the sum of the loss ratio and the expense ratio.

(4) Ratios for the 2007 actual results reflect the results of operations for API from April 1, 2007 (the date of acquisition).

(5) Ratios for the 2006 actual results are not applicable as the acquisition of API occurred in 2007.

	Year ended December 31,
(in thousands)	2008	2007
	Actual	Actual
Balance Sheet Data:
Cash and cash equivalents and investments	$231,769	$223,193
Premiums and maintenance fees receivable	17,186	15,946
Reinsurance recoverables	15,293	24,554
All other assets	19,306	19,105
Total Assets	$283,554	$282,798

Reserve for losses and loss adjustment expenses	92,141	101,606
Unearned premiums and maintenance fees	36,785	35,417
Manditorily redeemable preferred stock	7,568	8,554
All other liabilities	10,595	13,241
Total Liabilities	147,089	158,818
Total stockholders' equity	136,465	123,980
Total Liabilities & Stockholders' Equity	$283,554	$282,798

2008 Compared to 2007

Actual

Condensed income statement data for the years ended December 31, 2008 and 2007 are included in the following table:

	Year ended December 31,
(in thousands except per share data)	2008	2007	Change	% Change
	Actual	Actual
Revenues	$74,749	$84,403	$(9,654)	-11%
Income from Operations	29,591	32,939	(3,348)	-10%
Net Income	19,163	23,273	(4,110)	-18%
Diluted Net Income Per Share	$2.64	$4.09	$(1.45)	-35%

Pro forma

Condensed actual income statement data for the year ended December 31, 2008 and condensed pro forma income statement data for the year ended December 31, 2007 are included in the following table:

	Year ended December 31,
(in thousands except per share data)	2008	2007	Change	% Change
	Actual	Pro forma
Revenues	$74,749	$98,721	$(23,972)	-24%
Income from Operations	29,591	36,558	(6,967)	-19%
Net Income	19,163	23,436	(4,273)	-18%
Diluted Net Income Per Share	$2.64	$4.12	$(1.48)	-36%

Further explanation for the year-to-year variances are described below throughout the remainder of Item 7 of this Form 10-K.

Premium related income statement data for the years ended December 31, 2008 and 2007 are included in the following table:

	Year ended December 31,
(in thousands)	2008	2007	Change	% Change
	Actual	Actual
Gross premiums and maintenance fees written – direct and assumed	$64,117	$50,120	$13,997	28%

Premium ceded:
Current year	(5,259)	(6,075)	816	-13%
Prior year	6,802	10,888	(4,086)	-38%
Net premiums ceded	1,543	4,813	(3,270)	-68%
Net premiums and maintenance fees earned	$64,081	$56,039	$8,042	14%

Premium related income statement data for the year ended December 31, 2008 and pro forma income statement data for the year ended December 31, 2007 are included in the following table:

	Year ended December 31,
(in thousands)	2008	2007	Change	% Change
	Actual	Pro forma
Gross premiums and maintenance fees written – direct and assumed	$64,117	$65,586	$(1,469)	-2%

Premium ceded:
Current year	(5,259)	(8,482)	3,223	-38%
Prior year	6,802	10,888	(4,086)	-38%
Net premiums ceded	1,543	2,406	(863)	-36%
Net premiums and maintenance fees earned	$64,081	$72,350	$(8,269)	-11%

Gross premiums and maintenance fees written

Actual

Gross premiums and maintenance fees written increased $13,997,000 (28%) from $50,120,000 to $64,117,000 for year ended December 31, 2008 as compared to 2007 as a result of the acquisition of API on April 1, 2007.

Pro forma

On a pro forma basis, gross premiums and maintenance fees written decreased $1,469,000 (2%) from $65,586,000 for the year ended December 31, 2007 to $64,117,000 for the year ended December 31, 2008. While API increased in the number of policyholders to approximately 5,330 at December 31, 2008 from 4,930 at December 31, 2007, gross premiums and maintenance fees written decreased due to rate decreases which averaged 6% for the year ended December 31, 2008 as compared to average rate decreases of 14% for 2007. We continue to experience growth in the number of policyholders; however, premium growth has decreased in 2008 as compared to 2007 as a result of pricing decreases.

Premiums Ceded

Actual

Premiums ceded expenses increased $3,270,000 (68%) from $4,813,000 to $1,543,000 for the year ended December 31, 2008 as compared to 2007 as a result of the acquisition of API on April 1, 2007.

Pro forma

On a pro forma basis, premiums ceded expenses increased $863,000 from $2,406,000 to $1,543,000 for the year ending December 31, 2007 as compared to the same period in 2008. The reinsurance contracts beginning in 2002 through 2008 are variable premium treaties that have various minimum and maximum rates. The actual premium rate will depend upon the ultimate losses ceded to the reinsurer under the related treaty. We, supported periodically by outside consulting actuarial reviews, continually monitor the development of claims subject to reinsurance and adjust premiums ceded for estimated profit sharing provisions based on claims development in the reinsurance layers. The pro forma increase in premiums ceded of $863,000 is primarily the result of recognizing $6,802,000 of favorable prior reinsurance development for prior years’ reinsurance treaties during the year ended December 31, 2008 as compared to recognizing $10,888,000 of favorable development during the year ended December 31, 2007.  The $4,086,000 variance in favorable development on prior year reinsurance treaties year over year was offset by lower 2008 accident year ceded premiums of $5,259,000 as compared to $8,482,000 for 2007 accident year ceded premiums. The lower ceded premiums for the 2008 accident year is primarily due to the Company retaining 40% of any claim in excess of $250,000 on individual claims and $350,000 on multiple insured claims for the 2008 reinsurance treaty. We retained only 20% of any excess on the 2007 treaty. We are retaining this additional risk in the reinsurance layer in order to lower our ceding costs based on decreases in claims and coverage limits since the passage of tort reform legislation in Texas in 2003.  In addition, ceded premiums are lower for the current period due to lower earned premiums in 2008 as compared to 2007.

Net Premiums and Maintenance Fees Earned

Actual

Net premiums and maintenance fees earned increased to $64,081,000 from $56,039,000 for the year ended December 31, 2008 as compared to 2007 as a result of the acquisition of API on April 1, 2007.

Pro forma

On a pro forma basis, net premiums and maintenance fees earned decreased by $8,269,000 (11%) to $64,081,000 from $72,350,000 for the year ended December 31, 2008 as compared to the same period in 2007. Written premiums and maintenance fees were down $1,469,000 year over year primarily due to rate decreases and we recognized $4,086,000 less in favorable development for the prior years’ reinsurance treaties during 2008 as compared to 2007.

Investment Income

Actual

Investment income statement data for the years ended December 31, 2008 and 2007 are included in the following table:

	Year ended December 31,
(in thousands)	2008	2007	Change	% Change
	Actual	Actual
Investment income:
Fixed Maturities	$11,164	$7,850	$3,314	42%
Equity Securities	320	132	188	142%
Short-term investments and other	568	759	(191)	-25%
Finance charges on premiums receivable	142	95	47	49%
Structured annuity	77	62	15	24%

Total investment income	$12,271	$8,898	$3,373	38%

Investment expense	272	205	67	33%

Net investment income	$11,999	$8,693	$3,306	38%

Investment income, net of investment expenses increased by $3,306,000 (38%) to $11,999,000 from $8,693,000 for the year ended December 31, 2008 as compared to 2007 as a result of recording the benefit of investment income for a full twelve months on a substantially larger invested asset base in 2008 compared to only nine months in 2007 as the acquisition of API took place effective April 1, 2007 resulting in a much larger investment portfolio. In addition, cash received from 2008 operations increased the portfolio balance and consequently, increased investment income.

Pro forma

Investment income statement data for the year ended December 31, 2008 and pro forma income statement data for the year ended December 31, 2007 are included in the following table:

	Year ended December 31,
(in thousands)	2008	2007	Change	% Change
	Actual	Pro forma
Investment income:
Fixed Maturities	$11,164	$9,581	$1,583	17%
Equity Securities	320	158	162	103%
Short-term investments and other	568	842	(274)	-33%
Finance charges on premiums receivable	142	132	10	8%
Structured annuity	77	85	(8)	-9%

Total investment income	$12,271	$10,798	$1,473	14%

Investment expense	272	293	(21)	-7%

Net investment income	$11,999	$10,505	$1,494	14%

On a pro forma basis, investment income, net of investment expenses, increased by $1,494,000 (14%) to $11,999,000 from $10,505,000 for the year ended December 31, 2008 as compared to the same period for 2007. Cash and invested assets increased by $8,576,000 (4%) to $231,769,000 at December 31, 2008 from $223,193,000 at December 31, 2007 resulting in the increase in investment income. The increase in invested assets resulted primarily from positive net cash flow from operating activities. Partially offsetting these increases were lower rates earned on investments during the current period.

Realized Capital Gains (Loss)

Actual

Realized capital gains and losses income statement data for the years ended December 31, 2008 and 2007 are included in the following table:

	Year ended December 31,
(in thousands)	2008	2007	Change	% Change
	Actual	Actual
Realized capital gains (losses) - net
Net realized gains	$1,354	$384	$970	253%
Net realized (losses)	(1,987)	(392)	(1,595)	407%
Other -than-temporary impairment (losses)	(7,116)	(5,248)	(1,868)	36%
Net realized gains (losses)	$(7,749)	$(5,256)	$(2,493)	47%

Realized capital losses were $7,749,000 for the year ended December 31, 2008 as compared to a $5,256,000 for the year ended December 31, 2007 primarily as a result of “other than temporary” impairment losses incurred in our investment in Alt-A collateralized mortgage-backed securities of $5,819,000 in 2008 as compared to $4,566,000 in 2007, resulting from fair market value declines. In addition, we incurred additional “other than temporary” charges in 2008 on two other non-agency CMO securities in the amount of $1,070,000 for CMO securities as noted above and realized losses due to the selective sale of equity and fixed income securities of $1,679,000 to offset prior year capital gain carry forwards.

Of our entire invested assets, including unrestricted cash,

•

36% is comprised of agency-backed mortgage obligations, with underlying collateral consisting of GNMA, FHLMC, or FNMA loans;

•

11% is comprised of non-agency collateralized mortgage obligations (“non-agency CMO's”);

•

38% is comprised of U.S. Treasury, government agency bonds and notes, municipal tax exempt bonds and corporate bonds; and,

•

15% is comprised of cash, equities and other invested assets.

The majority of the non-agency CMO’s in our portfolio have underlying mortgages categorized as “Prime” quality loans, and none of our CMO’s have underlying mortgages classified as “Subprime.” Also, all CMO’s have underlying mortgages with fixed rates. However, within our portfolio at December 31, 2008, there were seven CMO securities classified as “Alternative-A” or “Alt-A”. These Alt-A securities are generally considered to have underlying mortgages with underwriting characteristics that are stronger than “Subprime” mortgages but less stringent than “Prime” mortgages. All but one of our Alt-A securities are investment grade, have underlying fixed rate mortgage collateral and as of December 31, 2008 are rated either AA or A. The Alt-A security that is non-investment grade has a book value at December 31, 2008 of $27,000.

Beginning with the three months ended September 30, 2007, we saw a significant and rapid decline in the market value of our Alt-A securities. In evaluating this decline, we considered the deepening national housing crisis and its potential effects on the underlying collateral and concluded that the decreases in value of our Alt-A securities should be considered to be “other than temporary” as defined in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. Prior to the three months ended December 31, 2008, we had previously determined that all but one of the Alt-A securities was other-than-temporarily impaired. As a result of the continued deterioration in the credit, housing and mortgage market and the erosion in the underlying collateral support for the Alt-A securities, we recorded additional write-downs of $1,220,000 for the three months ended December 31, 2008 primarily due to the remaining AA-rated security that had previously not been deemed other-than-temporarily impaired in prior quarters. The amount of the pretax charge to earnings associated with write-downs of our Alt-A securities for the twelve months ended December 31, 2008 and December 31, 2007 was $5,819,000 and $4,566,000, respectively. The aggregate write-down on Alt-A securities since the quarter ended September 30, 2007 is $10,385,000.  While we have the ability to hold all of our Alt-A securities indefinitely, we continue to closely monitor and evaluate these securities and their underlying collateral.

The following table reflects the composition of our Alt-A securities as of December 31, 2008 after the other than temporary impairments (dollars in thousands):

Rating Category	Book Value	Fair Value	% of Portfolio (Fair Value)
AA	$1,654	$1,667	0.7%
A	$1,287	$1,320	0.6%
C	$27	$27	0.0%
Total	$2,968	$3,014	1.3%

We also began to observe an increase in the market-reported delinquency rates for not only our Alt-A CMO’s, but also our non-agency CMO’s backed by prime loans.  The delinquency data suggests that continuing home price declines and growth in unemployment are now affecting the behavior by a broader sector of mortgage borrowers, particularly those mortgages with vintage years subsequent to 2005. Rising unemployment, accelerating house price declines, tight credit conditions, volatility in interest rates and weakening consumer confidence not only contributed to rising delinquencies, but also significantly impacted our expectations regarding future performance, both of which are critical to assessing our other-than-temporary impairments.  As a result of these factors and a significant decline in market value and the down-rating by outside rating agencies to below investment grade, we recorded write-downs during the three months ended December 31, 2008, on two other non-agency CMO securities in the amount of $1,070,000. We cannot be reasonably assured that the credit support will not continue to weaken for our non-agency CMO’s including our Alt-A securities, particularly in light of the current economic forecasts regarding unemployment, further deterioration of the housing and mortgage markets and continued declines in the value of the collateral underlying these mortgages. While we have the ability to hold all of these securities indefinitely, we continue to closely monitor and evaluate these securities and their underlying collateral. Furthermore, we will continue to consider opportunities to reduce our position in non-agency CMO’s including Alt-A securities if we determine that it prudently reduces our exposure to further declines that may be considered “other-than-temporary.”

In 2003, we acquired 385,000 shares of common stock of Financial Industries Corporation (“FIC”). The total purchase price was approximately $5,647,000. Our policy in regards to our investment in FIC had been that we would record pretax charges to earnings should the common stock price on the last day of each interim or annual period fall below the adjusted cost basis of our investment in FIC. From 2004 through 2007, we wrote down the carrying value of the FIC stock by $3,414,000. In 2008, FIC was acquired. The basis in our investment in FIC common stock at the closing of the merger was $5.80 per share and based on the sale price of $7.25 per share, we recognized a $558,000 realized gain in the third quarter of 2008.

Pro forma

Realized capital gains and losses income statement data for the year ended December 31, 2008 and pro forma income statement data for the year ended December 31, 2007 are included in the following table:

	Year ended December 31,
(in thousands)	2008	2007	Change	% Change
	Actual	Pro forma
Realized capital gains (losses) - net
Net realized gains	$1,354	$513	$841	164%
Net realized (losses)	(1,987)	(395)	(1,592)	403%
Other -than-temporary impairment (losses)	(7,116)	(5,248)	(1,868)	36%
Net realized gains (losses)	$(7,749)	$(5,130)	$(2,619)	51%

On a pro forma basis, realized capital losses were $7,749,000 for the year ended December 31, 2008 compared to a loss of $5,130,000 for the year ended December 31, 2007. The increase in losses for the current year is primarily due to larger “other than temporary” impairment charges in our investment in Alt-A collateralized mortgage-backed securities of $5,819,000 in 2008 as compared to $4,566,000 in 2007, resulting from fair market value declines. In addition, we incurred additional “other than temporary” charges in 2008 on two other non-agency CMO securities in the amount of $1,070,000 for CMO securities as noted above.

Management Services Revenue

Actual

Prior to the acquisition of API, the historical results of operations of our Insurance Services segment were determined by the management fees we received from API pursuant to a management agreement and the expenses incurred in managing API’s operations. In conjunction with the merger with API on April 1, 2007, our management agreement was terminated as of March 31, 2007 and as such is no longer included in our consolidated results of operations though management fee revenue, including the contingent management fee, were recorded through the quarter ended March 31, 2007. Consequently, management services revenue decreased by $3,715,000 to $88,000 from $3,803,000 for the year ended December 31, 2008 compared to 2007.

Financial Services Revenues

Actual

Financial services revenue for the years ended December 31, 2008 and 2007 are included in the following table:

	Year ended December 31,
(in thousands)	2008	2007	Change	% Change
	Actual	Actual
Broker/Dealer Commissions	$5,124	$15,655	$(10,531)	-67%
Investment Banking Fees	175	2,506	(2,331)	-93%
Bank Debt Trade Claim Fees	740	3,045	(2,305)	-76%
Management Fees and Other	154	(150)	304	-203%
Total Financial Services Revenues	$6,193	$21,056	$(14,863)	-71%

Our Financial Services revenue decreased $14,863,000 (71%) for the year ended December 31, 2008 compared to 2007.  APS Financial, our broker/dealer, derives most of its revenue from transactions in the fixed income market, in both investment and non-investment grade securities. As the table above shows, commission revenue at APS Financial was down 10,531,000 (67%) for the year ended December 31, 2008 compared to 2007 due to a continuing trend of very low transaction activity seen throughout the year. Among the factors affecting transaction activity include the well-publicized issues in the mortgage lending and financial markets with the anticipation of the continuation of these factors. This, along with widespread uncertainty as to the length and severity of the current economic recession, has led to the inclination of many of our investors to remain inactive. The same general market conditions affected the revenues derived from our investment banking and the bank debt/trade claims business. Decreases in investment banking revenues totaled $2,331,000 (93%) while bank debt-trade claim revenues were off $2,305,000 (76%) for the year ended December 31 2008 compared to 2007 due again to difficult credit market conditions. While our Financial Services business constitutes a much less significant portion of our consolidated results of operation since the acquisition of API, we are actively exploring avenues to return this segment to profitability. Cost cutting measures have been implemented which included reduction of personnel, compensation reductions and information services. However, a return to profitability for this segment will also depend, to a large extent, on improved market conditions and a corresponding increase in revenues. We cannot predict when this could occur.

Loss and Loss Adjustment Expenses

Actual

Loss and loss adjustment expenses for the years ended December 31, 2008 and 2007 are included in the following table:

	Year ended December 31,
(in thousands)	2008	2007	Change	% Change
	Actual	Actual
Losses and loss adjustment expenses:
Accident year	$39,134	$29,751	$9,383	32%
Prior years	(20,565)	(16,056)	(4,509)	28%
Calendar year	$18,569	$13,695	$4,874	36%

Loss and loss adjustment expenses increased $ 4,874,000 (36%) to $18,569,000 from $13,695,000 for the year ended December 31, 2008 compared to 2007 primarily as a result of the acquisition of API on April 1, 2007.

Pro forma

Loss and loss adjustment expenses for the year ended December 31, 2008 and pro forma income statement data for the year ended December 31, 2007 are included in the following table:

	Year ended December 31,
(in thousands)	2008	2007	Change	% Change
	Actual	Pro forma
Losses and loss adjustment expenses:
Accident year	$39,134	$40,682	$(1,548)	-4%
Prior years	(20,565)	(16,023)	(4,542)	28%
Calendar year	$18,569	$24,659	$(6,090)	-25%

On a pro forma basis, loss and loss adjustment expenses for the year ended December 31, 2008 decreased by $6,090,000 (25%) to $18,569,000 from $24,659,000 for the year ended December 31, 2007. The decrease of $6,090,000 on a pro forma basis is the result of a lower accident year loss and loss adjustment expense and higher favorable development on prior year losses in 2008 as compared to 2007. For the year ended December 31, 2008, current accident year loss and loss adjustment expenses totaled $39,134,000 based on 371 claims reported and prior year losses developed favorably $20,565,000 as a result of reductions in our estimates of claims severity, principally the 2003 through 2007 report years. For the year ended December 31, 2006, current accident year loss and loss adjustment expenses were $40,682,000 based on 402 claims reported and there was $16,023,000 of favorable development on prior years. The positive effects of 2003 tort reform in Texas on average claim severity has resulted in continued favorable development of reserves and improved claim development patterns. API has favorably settled a number of post-tort reform claims from the 2004 and 2005 report years at below the reserved amounts.  However, even though reported claims have decreased by 31 claims year over year, we continue to accrue our current accident year losses conservatively based on increases in policyholder count from 4,930 as of December 31, 2007 to 5,330 as of December 31, 2008.

We continually review and update the data underlying the estimation of the loss and loss adjustment expense reserves and make adjustments that we believe the emerging data warrant. Any adjustments to reserves that are considered necessary are reflected in the results of operations in the period the estimates are changed. As of December 31, 2008, we continue to reserve at the top of the actuarially determined reserve range.

Other Underwriting Expenses and Net Change in Deferred Acquisition Costs

Actual

Other underwriting expenses and net change in deferred acquisition costs for the years ended December 31, 2008 and 2007 are included in the following table:

	Year ended December 31,
(in thousands)	2008	2007	Change	% Change
	Actual	Actual
Other underwriting expenses	$11,074	$8,320	$2,754	33%

Net change in deferred acquisition costs	14	(110)	124	-113%
Total	$11,088	$8,210	$2,878	35%

Other underwriting expenses and the net change in deferred acquisition costs increased $2,878,000 (35%) to 11,088,000 from $8,210,000 for the year ended December 31, 2008 compared to 2007 as a result of the acquisition of API on April 1, 2007.

Pro forma

Other underwriting expenses and net deferred acquisition costs for the year ended December 31, 2008 and pro forma income statement data for the year ended December 31, 2007 are included in the following table:

	Year ended December 31,
(in thousands)	2008	2007	Change	% Change
	Actual	Pro forma
Other underwriting expenses	$11,074	$11,635	$(561)	-5%

Net change in deferred acquisition costs	14	31	(17)	-55%
Total	$11,088	$11,666	$(578)	-5%

On a pro forma basis, other underwriting expenses decreased by $561,000 (5%) to $11,074,000 from $11,635,000 for the year ended December 31, 2008 as compared to the same period in 2007. Other underwriting expenses consist primarily of commissions to agents, premium taxes and other general underwriting expenses related to managing our Insurance Services segment. The pro forma decrease of $561,000 is mainly attributable to higher compensation expenses of $1,200,000 incurred with the acquisition of API in 2007. In addition, legal, auditing, actuarial and other professional fees were $287,000 higher in 2007 due to merger related costs offset by higher commission expenses of $205,000 incurred in 2008 as result of increasing commission rates to attract new business.  On a pro forma basis, the net change in deferred acquisition costs, which is comprised of the change in deferred and amortized commissions paid to agents on new and renewal business and deferred and amortized premium taxes, decreased for the year ended December 31, 2008 by $17,000 to $14,000 from $31,000 for the comparable period in 2007 due to new costs capitalized exceeding the amortization of prior deferred expenses.

Management Service Expenses

Actual

Prior to the acquisition of API, the historical results of operations of our Insurance Services segment were determined by the management fees we received from API pursuant to a management agreement and the expenses incurred in managing API’s operations.  In conjunction with the merger with API on April 1, 2007, our management agreement was terminated as of March 31, 2007, and as such is no longer included in our consolidated results of operations. Thus, as a result of the merger, insurance management services expenses decreased to zero from $3,823,000 for the year ended December 31, 2008 compared to 2007. Insurance services expenses were recorded only through the quarter ended March 31, 2007.

Financial Services Expenses

Actual

Financial services expenses for the years ended December 31, 2008 and 2007 are included in the following table:

	Year ended December 31,
(in thousands)	2008	2007	Change	% Change
	Actual	Actual
Broker Commissions	$3,291	$12,398	$(9,107)	-73%
Payroll and Benefits	3,049	2,950	99	3%
Bonus/Incentive Compensation	69	1,270	(1,201)	-95%
Legal and Professional Fees	1,926	886	1,040	117%
Other	1,414	1,526	(112)	-7%
Total Financial Services Expenses	$9,749	$19,030	$(9,281)	-49%

Our Financial Services expenses decreased $9,281,000 (49%) for the year ended December 31, 2008 compared to 2007. The primary reason for the current year decrease is a reduction of commission expenses of $9,107,000 (73%) for the year ended December 31, 2008 compared to 2007 resulting from the decline in trading activity and associated commission revenues mentioned above. In addition, incentive compensation costs decreased $1,201,000 (95%) in 2008 as a result of the net loss incurred for the year in this operating segment. Partially offsetting these decreases was an increase in legal and professional expenses of $1,040,000 (117%) for the year ended December 31, 2008 compared to 2007 due primarily to costs incurred related to legal disputes. Lastly, payroll and employee benefits expense increased $99,000 (3%) due primarily to certain increases in staff at the investment banking and bank debt/trade claims businesses in early 2008. During the latter half of 2008, significant cost cutting measures were implemented in response to the sub-par performance of this segment in 2008 with cost reductions in personnel, compensation, consulting services, information services, rent and travel continuing throughout the remainder of the year.

General and Administrative Expenses

Actual

General and administrative expenses for the years ended December 31, 2008 and 2007 are included in the following table:

	Year ended December 31,
(in thousands)	2008	2007	Change	% Change
	Actual	Actual
Salaries	$1,381	$1,097	$284	26%
Incentive Compensation	1,414	1,688	(274)	-16%
Board Compensation and Fees	1,046	625	421	67%
Legal and Professional Fees	445	588	(143)	-24%
Options and Other Compensation	100	243	(143)	-59%
Other	1,366	1,218	148	12%
Total General & Administrative Expenses	$5,752	$5,459	$293	5%

General and administrative expenses increased $293,000 (5%) for the year ended December 31, 2008 compared to 2007. The increase in general and administrative expenses in the current year includes higher salaries of $284,000 or 26% resulting in part from expensing a full year's salary of our new Chief Operating Officer compared to only eight months in 2007 and expensing a full year's salary for a new Treasurer position for all of 2008 compared to just two months in 2007. Normal annual merit raises also affected the year-to-year salary variance. Board compensation and fees increased $421,000 (67%) resulting primarily from a full year's expensing of options granted in 2007 as a result of record earnings in 2007 and deferred compensation awarded to board members. In addition, there were a greater number of directors and increased fees paid to each non-management board member. Finally, a note receivable was written off to bad debt in 2008 in the amount of $323,000. Partially offsetting these increases was a decrease in incentive compensation totaling $274,000 (16%) and is the result of the lower earnings in 2008 compared to 2007. Legal and professional fees declined $143,000 (24%), the result of lower Sarbanes-Oxley (SOX) related consulting and audit fees in 2008. Finally, options and other expense to non-board member executives and key employees decreased $143,000 (59%) in 2008 compared to 2007 resulting from deferred compensation awarded and expensed in 2007 as a result of the successful merger with API and record earnings in 2007.

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

2007 Compared to 2006

Actual

Condensed income statement data for the years ended December 31, 2007 and 2006 are included in the following table:

	Year ended December 31,
(in thousands except per share data)	2007	2006	Change	% Change
	Actual	Actual
Revenues	$84,403	$33,564	$50,839	151%
Income from Operations	32,939	5,039	27,900	554%
Net Income	23,273	3,194	20,079	629%
Diluted Net Income Per Share	$4.09	$1.09	$3.00	275%

Pro forma

Condensed pro forma income statement data for the year ended December 31, 2007 and condensed pro forma income statement data for the year ended December 31, 2006 are included in the following table:

	Year ended December 31,
(in thousands except per share data)	2007	2006	Change	% Change
	Actual	Pro forma
Revenues	$98,721	$95,129	$3,592	4%
Income from Operations	36,558	28,170	8,388	30%
Net Income	23,436	18,274	5,162	28%
Diluted Net Income Per Share	$4.12	$3.72	$0.40	11%

Further explanation for the year-to-year variances are described below throughout the remainder of the M,D&A section of this Form 10-K.

Premium related income statement data for the years ended December 31, 2007 and 2006 are included in the following table:

	Year ended December 31,
(in thousands)	2007	2006	Change	% Change
	Actual	Actual
Gross premiums and maintenance fees written - direct and assumed	$50,120	$-	$50,120	100%

Premium ceded:
Current year	(6,075)	-	(6,075)	100%
Prior year	10,888	-	10,888	100%
Net premiums ceded	4,813	-	4,813	100%

Net premiums and maintenance fees earned	$56,039	$-	$56,039	100%

Pro forma premium related income statement data for the years ended December 31, 2007 and 2006 are included in the following table:

	Year ended December 31,
(in thousands)	2007	2006	Change	% Change
	Pro forma	Pro forma
Gross premiums and maintenance fees written - direct and assumed	$65,586	$74,833	$(9,247)	-12%

Premium ceded:
Current year	(8,482)	(12,452)	3,970	-32%
Prior year	10,888	7,743	3,145	41%
Net premiums ceded	2,406	(4,709)	7,115	-151%

Net premiums and maintenance fees earned	$72,350	$70,859	$1,491	2%

Gross premiums and maintenance fees written

Actual

Gross premiums and maintenance fees written increased to $50,120,000 from $0 for year ended December 31, 2007 as compared to 2006 as a result of the acquisition of API on April 1, 2007.

Pro forma

On a pro forma basis, gross premiums and maintenance fees written decreased $9,247,000 (12%) to $65,586,000, from $74,833,000 for the year ended December 31, 2007 compared to the same period in 2006. While API increased in the number of policyholders to 4,930 at December 31, 2007 from 4,712 at December 31, 2006, gross premiums and maintenance fees written decreased due to rate decreases which averaged 14% for the year ended December 31, 2007. As a result of increased marketing efforts, we continued to experience growth in the number of policyholders; however, this growth slowed in 2007 as compared to 2006 as a result of pricing and competitive pressures.

Premiums Ceded

Actual

Premiums ceded increased to $4,813,000 from $0 for the year ended December 31, 2007 as compared 2006 as a result of the acquisition of API on April 1, 2007.

Pro forma

On a pro forma basis, premiums ceded expenses decreased $7,115,000 to $2,406,000 from ($4,709,000) for the year ending December 31, 2007 as compared to the same period in 2006. The reinsurance contracts beginning in 2002 through 2007 are variable premium treaties that have various minimum and maximum rates. The actual premium rate will depend upon the ultimate losses ceded to the reinsurer under the related treaty. We, supported periodically by outside consulting actuarial reviews, continually monitor the development of claims subject to reinsurance and adjust premiums ceded for estimated profit sharing provisions based on claims development in the reinsurance layers. The pro forma decrease in premiums ceded of $7,115,000 is primarily the result of lower estimated ceding rates due to lower estimated loss and loss adjustment expenses for prior treaty years 2002 through 2006. This prior year favorable development in the reinsurance layer resulted in us recognizing $10,888,000 primarily as a reduction to ceded premiums for the twelve months ended December 31, 2007.  During 2006 we lowered the estimated ceding rates for prior treaty years 2002 through 2005, which caused us to recognize $7,743,000 in positive development as a reduction in ceded premium. Additionally, ceded premiums decreased year over year due to the Company retaining 20% of any claim in excess of $250,000 on individual claims and $350,000 on multiple insured claims for the 2007 reinsurance treaty. We retained 10% of any excess on the 2006 treaty. We retained this additional risk in the reinsurance layer based on decreases in claims since the passage of tort reform legislation in 2003. In addition, ceded premiums were lower for the current period due to lower earned premiums in 2007 as compared to 2006.

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

Investment Income

Actual

Investment income related income statement data for the years ended December 31, 2007 and 2006 are included in the following table:

	Year ended December 31,
(in thousands)	2007	2006	Change	% Change
	Actual	Actual
Investment income:
Fixed Maturities	$7,850	$638	$7,212	1130%
Equity Securities	132	23	109	474%
Short-term investments and other	759	254	505	199%
Finance charges on premiums receivable	95	-	95	100%
Structured annuity	62	-	62	100%

Total investment income	$8,898	$915	$7,983	872%

Investment expense	205	-	205	100%

Net investment income	$8,693	$915	$7,778	850%

Investment income, net of investment expenses increased by $7,778,000 (850%) to $8,693,000 from $915,000 for the year ended December 31, 2007 as compared to 2006 as a result of a substantial increase in invested assets resulting from the acquisition of API on April 1, 2007 and from capital received from our common stock offering in June 2007.

Pro forma

Pro forma investment income related income statement data for the years ended December 31, 2007 and 2006 are included in the following table:

	Year ended December 31,
(in thousands)	2007	2006	Change	% Change
	Pro forma	Pro forma
Investment income:
Fixed Maturities	$9,581	$6,767	$2,814	42%
Equity Securities	158	113	45	40%
Short-term investments and other	842	490	352	72%
Finance charges on premiums receivable	132	283	(151)	-53%
Structured annuity	85	90	(5)	-6%

Total investment income	$10,798	$7,743	$3,055	39%

Investment expense	293	138	155	112%

Net investment income	$10,505	$7,605	$2,900	38%

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

Realized Capital Gains (Loss)

Actual

Realized capital gain and loss data for the years ended December 31, 2007 and 2006 are included in the following table:

	Year ended December 31,
(in thousands)	2007	2006	Change	% Change
	Actual	Actual
Realized capital gains (losses) - net
Net realized gains	$384	$175	$209	119%
Net realized (losses)	(392)	(1)	(391)	39100%
Other -than-temporary impairment (losses)	(5,248)	(19)	(5,229)	27521%
Net realized gains (losses)	$(5,256)	$155	$(5,411)	-3491%

Realized capital losses were $5,256,000 for the year ended December 31, 2007 as compared to a  gain of $155,000 for the year ended December 31, 2006 primarily as a result of “other than temporary” impairment losses incurred during 2007 on Alt-A collateralized mortgage-backed securities and our investment in Financial Industries Corporation.

Beginning with the three months ended September 30, 2007, we saw a significant and rapid decline in the market value of our Alt-A securities, particularly those with an A rating. In evaluating this decline, we considered the deepening national housing crisis and its potential effects on the underlying collateral and concluded that the decreases in value of our A rated Alt-A securities should be considered to be “other than temporary.” The amount of the pretax charge to earnings associated with this adjustment for the three months ended December 31, 2007 and September 30, 2007, are $1,426,000 and $3,140,000, respectively. For the year ended December 31, 2007 the total pretax charge to earnings is $4,566,000 lowering our total book value in Alt-A securities to $11,206,000 as of December 31, 2007. In November 2007, we sold one of the AA rated Alt-A securities with a book value of approximately $1,100,000 and recorded a modest loss.

Additionally, for the year ended December 31, 2007 there were $693,000 in impairment charges resulting from our investment in Financial Industries Corporation (“FIC”) as compared to $19,000 for the year ended December 31, 2006, having previously resolved that declines in FIC’s stock price will be considered to be “other than temporary”.

Pro forma

Pro forma realized capital gain and loss data for the years ended December 31, 2007 and 2006 is included in the following table:

	Year ended December 31,
(in thousands)	2007	2006	Change	% Change
	Pro forma	Pro forma
Realized capital gains (losses) - net
Net realized gains	$513	$618	$(105)	-17%
Net realized (losses)	(395)	(438)	(43)	10%
Other -than-temporary impairment (losses)	(5,248)	(19)	(5,229)	27521%
Net realized gains (losses)	$(5,130)	$161	$(5,291)	-3286%

On a pro forma basis, realized capital losses were $5,130,000 for the year ended December 31, 2007 compared to a gain of $161,000 for the year ended December 31, 2006. The increase in losses for the current year is primarily due to other than temporary impairment charges of $4,566,000 in the last two quarters of 2007, resulting from fair market value declines in our investment in Alt-A collateralized mortgage-backed securities. In addition, we incurred realized losses on our investment in FIC. Both of these realized investment losses are discussed above under actual results.

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

Financial Services Revenues

Actual

Financial services revenue data for the years ended December 31, 2008 and 2007 are included in the following table:

	Year ended December 31,
(in thousands)	2007	2006	Change	% Change
	Actual	Actual
Broker/Dealer Commissions	$15,655	$10,990	$4,665	42%
Investment Banking Fees	2,506	2,974	(468)	-16%
Bank Debt Trade Claim Fees	3,045	2,664	381	14%
Management Fees and Other	(150)	222	(372)	-168%
Total Financial Services Revenue	$21,056	$16,850	$4,206	25%

Our Financial Services revenue increased $4,206,000 (25%) for the year ended December 31, 2007 compared to 2006.  The increases in 2007 was primarily the result of higher commission revenues earned at APS Financial, the broker/dealer, which derives most of its revenue from transactions in the fixed income market, in both investment and non-investment grade securities. Commission revenues increased $4,665,000 (42%) in the year ended December 31, 2007 compared to 2006. Revenue from our trading in distressed corporate and distressed mortgage securities increased in 2007 as a result of trading opportunities brought about by the downturn in the U.S. economy as well as by the well publicized problems in the residential loan market.  Some investors in this asset class liquidated positions, while others viewed the current market conditions as an opportunity to invest at distressed price levels.  Also, contributing to our increased revenues was the continued growth of transactions in bank debt and trade claims which increased $381,000 (14%) for the year ended December 31, 2007 compared to 2006. Partially offsetting these increases was a decrease in our revenues earned from investment banking activities, which fell $468,000 (16%) in the year ended December 31, 2007 compared to 2006 resulting from lower transaction volumes.

Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses for the years ended December 31, 2007 and 2006 are included in the following table:

	Year ended December 31,
(in thousands)	2007	2006	Change	% Change
	Actual	Actual
Losses and loss adjustment expenses:
Accident year	$29,751	$-	$29,751	100%
Prior years	(16,056)	-	(16,056)	100%
Calendar year	$13,695	$-	$13,695	100%

Actual

As a result of the acquisition of API on April 1, 2007, loss and loss adjustment expenses increased to $13,695,000 from $0 for the year ended December 31, 2007 compared to 2006.

Pro forma

Pro forma loss and loss adjustment expenses for the years ended December 31, 2007 and 2006 are included in the following table:

	Year ended December 31,
(in thousands)	2007	2006	Change	% Change
	Pro forma	Pro forma
Losses and loss adjustment expenses:
Accident year	$40,682	$42,354	$(1,672)	-4%
Prior years	(16,023)	(4,786)	(11,237)	235%
Calendar year	$24,659	$37,568	$(12,909)	-34%

On a pro forma basis, loss and loss adjustment expenses for the year ended December 31, 2007 decreased by $12,909,000 (34%) to $24,659,000 from $37,568,000 for the year ended December 31, 2006. The decrease of $12,909,000 on a pro forma basis was the result of a lower accident year loss and loss adjustment expense and higher favorable development on prior year losses in 2007 as compared to 2006. For the year ended December 31, 2007, current accident year loss and loss adjustment expenses totaled $40,682,000 based on 402 claims reported and prior year losses developed favorably $16,023,000 as a result of reductions in our estimates of claims severity, principally the 2002 through 2006 report years. For the year ended December 31, 2006, current accident year loss and loss adjustment expenses were $42,344,000 based on 507 claims reported and there was $5,001,000 favorable development on prior years. The positive effects of 2003 tort reform in Texas on average claim severity has resulted in continued favorable development of reserves and improved claim development patterns. API favorably settled a number of post-tort reform claims from the 2004 and 2005 report years at below the reserved amounts.  However, even though reported claims have decreased by 103 claims year over year, we continued to accrue our current accident year losses conservatively based on increases in policyholder count from 4,712 as of December 31, 2006 to 4,930 as of December 31, 2007.

Other Underwriting Expenses and Net Change in Deferred Acquisition Costs

Other underwriting expenses and net change in deferred acquisition costs for the years ended December 31, 2007 and 2006 are included in the following table:

	Year ended December 31,
(in thousands)	2007	2006	Change	% Change
	Actual	Actual
Other underwriting expenses	$8,320	$-	$8,320	100%

Net Change in Deferred Acquisition Costs	(110)	-	(110)	100%
Total	$8,210	$-	$8,210	100%

Pro forma other underwriting expenses for the years ended December 31, 2007 and 2006 are included in the following table:

	Year ended December 31,
(in thousands)	2007	2006	Change	% Change
	Pro forma	Pro forma
Other underwriting expenses	$11,635	$11,759	$(124)	-1%

Net Change in Deferred Acquisition Costs	31	(39)	70	-179%
Total	$11,666	$11,720	$(54)	0%

Actual

Other underwriting expenses increased to $8,320,000 from $0 for the year ended December 31, 2007 compared to 2006 as a result of the acquisition of API on April 1, 2007.

Pro forma

On a pro forma basis, other underwriting expenses decreased by $124,000 (1%) to $11,635,000 from $11,759,000 for the year ended December 31, 2007 as compared to the same period in 2006. Other underwriting expenses consist primarily of commissions to agents, premium taxes and other general underwriting expenses related to managing our Insurance Services segment. The pro forma decrease of $124,000 is mainly attributable to compensation expenses of $1,200,000 incurred with the acquisition of API offset by lower commissions of $296,000 due to lower written premiums in 2007 and lower legal, auditing and other costs of $801,000 for merger related expenses that primarily occurred during 2006. On a pro forma basis, the net change in deferred acquisition costs, which is comprised of the change in deferred and amortized commissions paid to agents on new and renewal business and deferred and amortized premium taxes, increased for year ended December 31, 2007 by $70,000 to $31,000 from $(39,000) for the comparable period in 2006 due to the amortization of prior deferred expenses exceeding new costs capitalized.

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

Financial Services Expenses

Actual

Financial services expenses for the years ended December 31, 2007 and 2006 are included in the following table:

	Year ended December 31,
(in thousands)	2007	2006	Change	% Change
	Actual	Actual
Broker Commissions	$12,398	$9,391	$3,007	32%
Payroll and Benefits	2,950	2,977	(27)	-1%
Bonus/Incentive Compensation	1,270	1,013	257	25%
Legal and Professional	886	355	531	150%
Other	1,526	1,421	105	7%
Total Financial Services Expenses	$19,030	$15,157	$3,873	26%

Our Financial Services expenses increased $3,873,000 (26%) for the year ended December 31, 2007 compared to 2006. The primary reason for the 2007 increase is a $3,007,000 (32%) increase in commission expense in 2007 compared to 2006 resulting from the increase of commissions paid on non-investment grade bond and trade claim transactions mentioned above. In addition, incentive compensation costs increased $257,000 (25%) in 2007 as a result of increased profits in 2007 compared to 2006. Legal and professional expenses were higher by $531,000 (150%) for 2007 due to costs incurred for litigation concerning certain transactions and for expenses to further our efforts to become compliant with the Sarbanes-Oxley Act of 2002. Lastly, a claim was settled in 2007 in the amount of $135,000 resulting from a disputed trade claim transaction.

General and Administrative Expenses

Actual

General and administrative expenses for the years ended December 31, 2007 and 2006 are included in the following table:

	Year ended December 31,
(in thousands)	2007	2006	Change	% Change
	Actual	Actual
Salaries	$1,097	$708	$389	55%
Incentive Compensation	1,688	613	1,075	175%
Board Compensation and Fees	625	210	415	198%
Legal and Professional Fees	588	187	401	214%
Options and Other Compensation	243	52	191	367%
Other	1,218	336	882	263%
Total General & Administrative Expenses	$5,459	$2,106	$3,353	159%

General and administrative expenses increased $3,353,000 (159%) for the year ended December 31, 2007 compared to 2006. The increase in general and administrative expenses in 2007 includes higher salaries of $389,000 (55%) resulting from our hiring a new Chief Operating Officer in April of 2007 in addition to adding a new Treasurer position in November; higher incentive compensation of $1,075,000 (175%), a formula-driven expense that is higher in 2007 due to the large increase in net earnings resulting primarily from the acquisition of API in April 2007 and from record earnings at our Financial Services segment; higher board fees of $415,000(198%) resulting from deferred compensation awarded as a result of the successful merger as well as due to a greater number of directors and a greater number of board meetings necessitated by the merger with API and the common stock secondary offering; higher legal and professional fees of $401,000 (214%) resulting primarily from internal control expenditures to further our efforts to assess our internal controls consistent with the Sarbanes-Oxley Act of 2002; and higher interest of $429,000 resulting from interest and preferred stock dividends due to our preferred share holders.  In addition, there was a decrease in a gain on the sale of assets of $446,000, or 99% in 2007 compared to 2006. These gains were treated as a reduction of rent expense in 2006 and represented the recognition of a deferred gain related to the November 2001 sale and subsequent leaseback of real estate. The monthly recognition of deferred revenue from this sale ended in September 2006 and totaled $422,000 in that year.

Liquidity and Capital Resources and Financial Condition

The primary sources of our liquidity for the year ended December 31, 2008 were funds provided by insurance premiums collected, net investment income, recoveries from reinsurers and proceeds from the maturity and sale of invested assets.  In addition, we received a federal income tax refund of $1,957,000 for over-payment of estimated 2007 federal income taxes, the result of estimated payments being calculated on an annualized basis and that amount being higher than was actually incurred in 2007. The primary uses of cash are losses from insurance claims, loss adjustment expenses, operating expenses, the acquisition of invested and fixed assets and reinsurance premiums.

Cash Flows. Our total cash and cash equivalents balance at December 31, 2008 was $22,060,000, an increase of $3,669,000 (20%) in the current year as cash provided by operating activities more than offset net cash used in investing and financing activities. Our cash flows provided from operating activities totaled $25,663,000 for the current year on the strength of net income of $19,163,000 and from net reinsurance reimbursements for prior years’ swing-rated treaties totaling $9,285,000. Our Insurance Services segment generated the bulk of the cash received from operating activities, the result of increased premium and maintenance fee receipts and decreased claims payouts. Our cash flows used in investing activities totaled $13,308,000 in 2008 primarily as a result of purchases of available-for-sale fixed income and equity securities in excess of proceeds from their sale. Cash used in financing activities totaled $8,686,000 for the year ended December 31, 2008  primarily as a result of dividend payments to our common and preferred shareholders, preferred share redemptions and repurchases of our common stock under share repurchase program. For details of the amounts described above, refer to the Condensed Consolidated Statements of Cash Flows of this Form 10-K.

Historically, we have maintained a strong working capital position and, as a result, we have been able to satisfy our operational and capital expenditure requirements with cash generated from our operating and investing activities. These same sources of funds have also allowed us to pursue investment and expansion opportunities consistent with our growth plans. Although there can be no assurance our operating activities will provide positive cash flow in the future, we are optimistic that our working capital requirements will be met for the foreseeable future because our current cash position is very strong, with a balance of approximately $22,060,000, and a large portion of our approximate $209,709,000 investment portfolio is in short-term, highly liquid bonds and other fixed income securities.

Letters of Credit. We assumed reinsurance liabilities on medical professional liability policies written by another insurance company in the state of Texas. In the course of assuming this business, we have established a letter of credit for the benefit of this insurance company in the amount of $500,000 and pledged assets in the amount of $525,000 to secure the letter of credit as of December 31, 2008.  See Note 9 to the Consolidated Financial Statements included herein.

Capital Expenditures. In April 2007 we entered into a contract with a vendor to provide us with and  implement an integrated policy and claims administration system. The total capitalized expenditures for the project is anticipated to be approximately $2,000,000. Our capital expenditures for all equipment including hardware and software costs were $810,000 for the year ended December 31, 2008 of which approximately $357,000 were related to this software implementation project and remainder of $453,000 was primarily related to network and hardware upgrades.  We expect to incur additional capitalized expenditures of approximately $800,000 for the remainder of this project, which are expected to be funded from cash on hand over the first half of 2009.

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

Restrictions on Dividends by API. In addition to restrictions on dividends and distributions applicable to all Texas stock insurance companies, for so long as any Series A redeemable preferred stock is outstanding, the Texas Department of Insurance prohibits API from paying dividends to us in any calendar year unless and until we have complied with our redemption and dividend payment obligations to the holders of our Series A redeemable preferred stock for that year. Our agreement with the Texas Department of Insurance also provides that, until all of the Series A redeemable preferred stock has been fully redeemed and all dividends have paid, API will not make aggregate annual dividends to us with respect to API’s capital stock in excess of the lesser of 10% of API’s prior year-end policyholder statutory surplus or API’s prior year statutory net income, and in no event may such distributions exceed API’s statutory earned surplus. Accordingly our subsidiaries may not be able to pay funds to us and, even if paid such funds may not be sufficient to enable us to meet our obligations. By way of illustration, if this dividend restriction had been in place in 2006 possible dividends paid by API to us for this year would have been limited to $4,555,000. For calendar year 2007, the dividend restriction was $7,717,000 and through March 1, 2009 total dividends paid to us for 2007 was $7,377,000.  For calendar year 2008, the dividend restriction is $8,804,000 and no dividends have yet been paid to us.

Escrow Account. In connection with the API acquisition, the Texas Department of Insurance has required us to place $2,500,000 into an escrow account with a bank, to remain in escrow until the aggregate remaining redemption and dividend obligation relating to our Series A redeemable preferred stock is less than the amount of the escrow balance. No withdrawals may be made from this escrow account without prior approval from the Texas Department of Insurance. To satisfy this condition of the merger, we purchased a fixed income security in March of 2007 in the amount of $2,500,000 paying 5% interest which matured in March of 2008. With proceeds from this maturity we purchased a similar fixed income security in March 2008 paying 2.14% and maturing in April of 2009. This security is included in fixed maturities, available for sale.

At December 31, 2008, API had investments with a fair market value of $1,433,000 on deposit with state insurance departments to satisfy regulatory requirements and these securities are included in fixed maturities, available for sale.

There are no participation agreements or purchase commitments as of December 31, 2008. Our primary liability is the reserves for losses and loss adjustment expenses which are estimates of the ultimate expected payouts on existing reported and estimated unreported claims. These reserves totaled $92,141,000 at December 31, 2008. Our reserves for unpaid losses and loss adjustment expenses are an estimate of future cash flows necessary to fulfill insurance obligations based on insured events that have already occurred, but the amount and timing of the cash flow is uncertain. As a result of the acquisition of API on April 1, 2007, we issued Series A manditorily redeemable preferred stock. The holders of our Series A redeemable preferred stock are entitled to cumulative dividends thereon at the rate of three percent per annum payable on the remaining redemption value per share, in priority to the payments of dividends on our common shares. Holders of Series A redeemable preferred stock have no preemptive rights and have the same voting rights as the holders of our common stock. The preferred shares are non-certificated and mandatorily redeemable. They must be redeemed ratably at not less than $1,000,000 per year, with all remaining outstanding shares being redeemed by December 31, 2016. The remaining redemption obligation was $8,072,000 at December 31, 2008.

The following is a summary of our contractual obligations as of December 31, 2008:

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	2009	2010	2011	2012	2013	> 2013
Reserve for loss and loss adjustment expenses	$92,141	$44,260	$26,189	$10,158	$4,751	$2,447	$4,336
Redeemable preferred stock (including dividends)	8,072	1,236	1,221	1,191	1,160	1,130	3,209
Operating leases	2,278	913	678	687	-	-	-

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

In permitting clients to purchase on margin, we are subject to the risk of a market decline, which could reduce the value of our collateral below the client’s indebtedness. Agreements with margin account clients permit our clearing organization to liquidate our clients’ securities with or without prior notice in the event of an insufficient amount of margin collateral. Despite those agreements, our clearing organization may be unable to liquidate clients’ securities for various reasons including the fact that the pledged securities may not be actively traded, there is an undue concentration of certain securities pledged or a trading halt is issued with regard to pledged securities. If the value of the collateral were insufficient to repay the margin loan, a loss would occur, which we may be required to fund. As of December 31, 2008, the total of all customer securities pledges on balances held in margin accounts was approximately $249,000 while the total value of the securities within these margin accounts was approximately $1,455,000. We are also exposed to risks should Southwest be unable to fulfill its obligations for securities transactions.

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

Cash and cash equivalents and invested assets totaled $231,769,000 and $223,193,000 at December 31, 2008 and December 31, 2007, respectively. Cash and cash equivalents and invested assets represent 82% and 79% of our total assets for the same respective periods. We believe that a majority of our short-term and fixed-maturity securities are readily marketable, and that our invested assets have scheduled maturities in line with our projected cash needs.

Reinsurance recoverables decreased by $6,233,000 (31%) to $13,796,000 at December 31, 2008 from $20,019,000 primarily as a result of the favorable development in the reinsurance layer of $6,802,000 as discussed in Note 9 to the audited financial statements included herein.

In addition to an adjustment to premiums ceded, estimates of ultimate reinsurance ceded premium amounts compared to the amounts paid on a provisional basis give rise to a balance sheet asset classified as “Other Amounts Receivable Under Reinsurance Contracts” or a balance sheet liability classified as “Funds Held Under Reinsurance Treaties.” Furthermore, each retrospective treaty requires a 24 or 36 month holding period before any premium adjustments or cash can be returned or paid. The ultimate settlement amount is not determined until all losses have been settled under the respective treaties. As of December 31, 2008, we have recorded a balance sheet asset, “Other Amounts Receivable Under Reinsurance Contracts” of $1,497,000 and a balance sheet liability, “Funds Held Under Reinsurance Treaties” of $3,978,000, which represent the differences between the estimates of ultimate reinsurance premiums ceded amounts for the 2002 through 2008 treaty years as compared to the amounts paid on a provisional basis.

Other amounts receivable under reinsurance contracts decreased $3,038,000 (67%) to $1,497,000 at December 31, 2008 from $4,535,000 at December 31, 2007 due to a net payment of $7,045,000 received from reinsurers primarily for the initial reimbursement for the excess reinsurance premiums paid on a provisional basis for the 2005 treaty year.

Accrued expenses and other liabilities decreased $921,000 (13%) to $6,266,000 at December 31, 2008 from $7,187,000 at December 31, 2007 primarily as a result of lower accrued incentive compensation in 2008 resulting from lower net income in 2008. In addition, funds held by API increased $610,000 (28%) at December 31, 2008 and represents a timing issue where premiums are received in advance of policy effective dates. Lastly, commissions payable were $231,000 (27%) lower at December 31, 2008 primarily as a result of lower commissions earned in our Financial Services segment. Partially offsetting these decreases was in increase of accrued legal fees of $1,015,000 at December 31, 2008 compared to 2007 and represents costs associated with ongoing litigation.

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

Effective January 1, 2008, we adopted SFAS 157, Fair Value Measurements, for our financial assets and financial liabilities, but have not yet adopted SFAS 157 as it relates to non-financial assets and liabilities based on the February 2008 issuance of  FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which permits a one-year deferral of the application of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  The adoption of SFAS 157 as it pertains to financial assets and liabilities did not have a material impact on our results of operations, financial position or liquidity. We will adopt FAS 157 for non-financial assets and non-financial liabilities on January 1, 2009 and do not expect the provisions to have a material effect on our results of operations, financial position or liquidity. For additional disclosures, see Note 23, Fair Value Measurements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure certain financial assets and liabilities at fair value which are otherwise measured on a different basis in existing literature. Additional disclosures are required. It is effective for the Company, if elected, as of January 1, 2008. The adoption of this standard did not have an impact on our financial position, results of operations or cash flows.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards, or SFAS No. 141 (Revised December 2007) “Business Combinations” (SFAS 141R). SFAS 141R replaces FASB Statement No. 141, “Business Combinations” but retains the fundamental requirement in SFAS 141 that the acquisition method (referred to as the purchase method in SFAS 141) of accounting be used for all business combinations. SFAS 141R provides new and additional guidance with respect to business combinations including: defining the acquirer in a transaction, the valuation of assets and liabilities when non-controlling interests exist, the treatment of contingent consideration, the treatment of costs incurred to effect the acquisition, the treatment of reorganization costs, and the valuation of assets and liabilities when the purchase price is below the net fair value of assets acquired. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption was  prohibited. We adopted the Statement on its effective date.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of December 31, 2008 or 2007.

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

We invest our assets primarily in fixed-maturity securities, which as of December 31, 2008 and December 31, 2007 comprised approximately 85% and 86% of total investments, including unrestricted cash balances, at market value. As of December 31, 2008 and December 31, 2007, the fair value of investments in fixed maturity securities was $198,011,000 and $191,609,000, respectively. The increase in fixed-income maturities is primarily the result of the purchase of additional fixed-maturity securities through cash received from operations.

The fixed-income maturities consist predominately of investment grade U.S. government agency and non-agency collateralized mortgage obligations and U.S. government agency mortgage-backed bonds for the purpose of generating ample cash flow to meet claim funding requirements while maintaining a reasonable investment yield.

We have exposure to credit risk primarily as a holder of fixed-income securities. We control this exposure by emphasizing investment grade quality in the fixed-income securities we purchase. At December 31, 2008 and at December 31, 2007, substantially all of our fixed-income portfolio consisted of investment grade securities. We believe that this concentration of investment grade securities limits our exposure to credit risk on our fixed-income investments.

Of our entire invested assets, including unrestricted cash,

•

36% is comprised of agency-backed mortgage obligations, with underlying collateral consisting of GNMA, FHLMC, or FNMA loans;

•

11% is comprised of non-agency collateralized mortgage obligations (“ non-agency CMO”);

•

38% is comprised of U.S. Treasury, government agency bonds and notes, municipal tax exempt bonds and corporate bonds and;

•

15% is comprised of cash, equities and other invested assets.

The majority of the non-agency CMO’s in our portfolio have underlying mortgages categorized as “Prime” quality loans, and none of our CMO’s have underlying mortgages classified as “Subprime.” Also, all the underlying mortgages have fixed interest rates. However, within our portfolio at December 31, 2008, there were seven non-agency CMO securities classified as “Alternative-A” or “Alt-A”. These Alt-A securities are generally considered to have underlying mortgages with underwriting characteristics that are stronger than “Subprime” mortgages but less stringent than “Prime” mortgages. All but one of our Alt-A securities are investment grade, have underlying fixed rate mortgage collateral and as of December 31, 2008 are rated either AA or A. The Alt-A security that is non-investment grade has a book value at December 31, 2008 of $27,000.

Beginning with the three months ended September 30, 2007, we saw a significant and rapid decline in the market value of our Alt-A securities. In evaluating this decline, we considered the deepening national housing crisis and its potential effects on the underlying collateral and concluded that the decreases in value of our Alt-A securities should be considered to be “other than temporary” as defined in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. Prior to the three months ended December 31, 2008, we had previously determined that all but one of the Alt-A securities was other-than-temporarily impaired. As a result of the continued deterioration in the credit, housing and mortgage market and the erosion in the underlying collateral support for the Alt-A securities, we recorded additional write-downs of $1,220,000 for the three months ended December 31, 2008 primarily due to the remaining AA-rated security that had previously not been deemed other-than-temporarily impaired in prior quarters. The amount of the pretax charge to earnings associated with write-downs of our Alt-A securities for the twelve months ended December 31, 2008 and December 31, 2007 was $5,819,000 and $4,566,000, respectively. The aggregate write-down on Alt-A securities since the quarter ended September 30, 2007 is $10,385,000.  While we have the ability to hold all of our Alt-A securities indefinitely, we continue to closely monitor and evaluate these securities and their underlying collateral.

The following table reflects the composition of our Alt-A securities as of December 31, 2008 after the other than temporary impairments (dollars in thousands):

			% of Portfolio (Fair Value)
Rating Category	"Book" Value	Fair Value
AA	$1,654	$1,667	0.7%
A	1,287	1,320	0.6%
C	27	27	0.0%
Total	$2,968	$3,014	1.3%

We also began to observe an increase in the market-reported delinquency rates for not only our Alt-A CMO’s, but also our non-agency CMO’s backed by prime loans.  The delinquency data suggests that continuing home price declines and growth in unemployment are now affecting the behavior by a broader sector of mortgage borrowers, particularly those mortgages with vintage years subsequent to 2005. Rising unemployment, accelerating house price declines, tight credit conditions, volatility in interest rates and weakening consumer confidence not only contributed to rising delinquencies, but also significantly impacted our expectations regarding future performance, both of which are critical to assessing our other-than-temporary impairments.  As a result of these factors and a significant decline in market value and the down-rating by outside rating agencies to below investment grade, we recorded write-downs during the three months ended on two other non-agency CMO securities in the amount of $1,070,000. We cannot be reasonably assured that the credit support will not continue to weaken for our non-agency CMO’s including our Alt-A securities, particularly in light of the current economic forecasts regarding unemployment, further deterioration of the housing and mortgage markets and continued declines in the value of the collateral underlying these mortgages. We also have the ability to hold all of these securities indefinitely and we will continue to closely monitor and evaluate these securities and their underlying collateral. Furthermore, we will continue to consider opportunities to reduce our position in non-agency CMO’s including Alt-A securities if we determine that it prudently reduces our exposure to further declines that may be considered “other-than-temporary.

The financial environment globally and in the United States has recently experienced significant volatility. Our investment portfolio and the fair value of our investment holdings has been affected by these poor economic conditions and recent changes in the financial and credit markets, and we rely on the investment income produced by our investment portfolio to contribute to our profitability. Future changes in interest rates and credit quality caused by a continued market downturn may result in fluctuations in the income derived from, the valuation of, and in the case of declines in credit quality, payment defaults on, our fixed income securities, which could have a material adverse affect on our financial condition, liquidity or results of operations.

Our investment portfolio is also subject to credit and cash flow risk, including risks associated with our investments in mortgage-backed securities. Because our investment portfolio is the largest component of our consolidated balance sheet, further deterioration of the economy and the financial and credit markets could result in additional other-than-temporary impairments that could be material to our financial condition and operating results. For examples, such economic changes could arise from overall changes in the financial markets or specific changes to industries, companies or municipalities in which we maintain our investment holdings. Also, in periods of market illiquidity and instability such as the current financial crisis, the fair value of our investments is more difficult to estimate, could result in assessments of fair value greater or less than amounts received in actual transactions and may have unforeseen consequences that we are currently unable to predict. Volatile or illiquid markets increase the likelihood that such assumptions may not behave in historically predictable manners, resulting in fair value estimates that are overstated compared with actual amounts that could be realized upon disposition or maturity of the security.

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

Changes in interest rates as well as continued market instability due to a prolonged economic crisis continue to have an impact in our Financial Services segment. Since revenues are primarily recorded as commissions earned on the trading of fixed-income securities, a rise in interest rates would cause a drop in the price of these securities and would generally result in customers being cautious about committing funds or selling their positions, thus negatively affecting commissions earned. The general level of interest rates may trend higher or lower in 2009 and this move may impact our level of business in different fixed-income sectors. A volatile interest rate environment or continued poor economic conditions in 2009 could also impact our Financial Services business as this type of market condition can lead to investor uncertainty and their corresponding willingness to commit funds. If a generally improving economy is the impetus behind higher rates, our investment grade business may decline.

Equity securities comprised approximately 5% of total investments, including unrestricted cash, at market value as of December 31, 2008 and December 31, 2007. As of December 31, 2008 and December 31, 2007, the fair value of investments in equity securities was $10,099,000 and $11,406,000, respectively.

Equity securities are subject to equity price risk, which is defined as the potential for loss in market value due to a decline in equity prices. The value of common stock equity investments is dependent upon the general conditions in the securities markets and the business and financial performance of the individual companies in the portfolio. Values are typically based on future economic prospects as perceived by investors in the equity markets. We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that such declines in the fair value of such assets below our accounting basis are other-than-temporary. During the three months ended December 31, 2008, we recognized realized losses due to the selective sale of equity and fixed income securities of $1,679,000 to offset prior year capital gain carry forwards. Additionally, we recorded net write-downs on equity securities of $227,000 for the year ended December 31, 2008 as a result of these equities having other-than-temporary impairments.

The remainder of the investment portfolio consists of cash and highly liquid short-term investments.

As mentioned above, our invested assets are subject to interest rate risk and equity price risk. The following table presents the effect as of December 31, 2008 on current estimated fair values of the fixed-maturity securities available-for-sale and equity securities assuming a 100-basis point (1%) increase in market interest rates and a 10% decline in equity prices.

	Carrying Value	Estimated Fair Value at Current Market Rates/Prices	Estimated Fair Value at Adjusted Market Rates/Prices (1)
		(in thousands)
Interest rate risk:
Fixed-maturities; available for sale	$198,011	$198,011	$190,553
Equity price risk:
Equity securities	10,099	10,099	9,089

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

Unsecured reinsurance recoverables at December 31, 2008, that exceeded 10% of total reinsurance paid and unpaid loss and loss adjustment expenses are summarized as follows (in thousands):

Company Name	December 31, 2008
Swiss Reinsurance	$5,246
Transatlantic Reinsurance	$3,687
ACE Tempest Re USA	$2,718
Hannover Ruckversicherrungs	$1,626

As of December 31, 2008, ACE Tempest Re USA and Swiss Reinsurance (“Swiss Re’) are A.M. Best rated “A+” (Superior). However, subsequent to year-end, A.M. Best down rated the financial strength rating of Swiss Re to “A” (Excellent) with a stable outlook based on its quantitative and qualitative assessment of risk capital that Swiss Re does not have sufficient cushion to weather more negative effects of the continuing turmoil in the financial markets and other unexpected events. As of December 31, 2008, Transatlantic Reinsurance (“Transatlantic”) and Hannover Ruckversicherrungs are A.M. Best rated “A” (Excellent), but Transatlantic Reinsurance’s financial strength rating was down-rated from A+ (Superior) to its current rating of “A” (Excellent) in September 2008. This rating action was based on the rapid deterioration of the financial condition of American International Group (“AIG”).   Transatlantic is an independently publicly traded company (NYSE) and, while AIG owns 59% of Transatlantic, the Transatlantic board of directors is not controlled by AIG. To date, both Swiss Re and Transatlantic, as well as our other reinsurers, have continued to reimburse us for paid claims in a manner consistent with past practices.

The ultimate effects of the recent market volatility, credit crises, and overall economic downturn may have unforeseen consequences on the credit quality, liquidity and financial stability of the with which we do business. As recent market experience indicates, such deteriorations in financial condition can occur rapidly, leaving us unable to react to such a scenario in a prudent manner consistent with orderly markets. This in turn could adversely and negatively affect our financial condition, liquidity or results of operations.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2008.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008 under the framework in Internal Control -Integrated Framework.

BDO Seidman, LLP, the independent public accounting firm which audited the consolidated financial statements included in the annual report, has also issued an attestation on our internal control over financial reporting, and their report is set forth on page 94.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Shareholders

American Physicians Service Group, Inc.

Austin, Texas

We have audited American Physicians Service Group, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Physicians Service Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, American Physicians Service Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of American Physicians Service Group, Inc. as of December 31, 2008 and December 31, 2007 and the related consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 3, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Houston, Texas

March 3, 2009

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

10.1

Profit Sharing Plan and Trust, effective December 1, 1984, of American Physicians Service Group, Inc. (1)

10.2*

 American Physicians Service Group, Inc. Affiliated Group Deferred Compensation Master Plan, amended.  (15)

10.3*

Amended and Restated 2005 Incentive and Non-Qualified Stock Option Plan of American Physicians Service Group, Inc. (15)

10.4*

Form of Stock Option Agreement (Non-Qualified). (15)

10.5*

1995 Incentive and Non-Qualified Stock Option Plan of American Physicians Service Group, Inc. (3)

10.6*

First Amendment to 1995 Incentive and Non-Qualified Stock Option Plan of American Physicians Service Group, Inc. dated December 10, 1997. (4)

10.7*

Amendment to 1995 Incentive and Non-Qualified Stock Option Plan. (5)

10.8

Order by Texas Department of Insurance dated January 26, 2007 approving the conversion from a reciprocal exchange to a stock insurance company and merger agreement. (10)

10.9

Order by Texas Department of Insurance dated April 2, 2007 approving the Articles of Incorporation of American Physicians Insurance Company. (10)

10.10

Managing General Agency Agreement dated April 1, 2007 between American Physicians Service Group, Inc. and American Physicians Insurance Agency. (10)

10.11*

Executive Employment Agreement between American Physicians Service Group, Inc. and Kenneth S. Shifrin.  (14)

10.12*

Executive Employment Agreement between American Physicians Service Group, Inc. and Timothy L. LaFrey. (9)

10.13*

Executive Employment Agreement between American Physicians Service Group, Inc. and Marc J. Zimmermann. (14)

10.14*

Consulting Agreement between APS Investment Services, Inc. and William A. Searles. (5)

10.15*

Executive Employment Agreement between American Physicians Service Group, Inc. and William H. Hayes. (14)

10.16*

Executive Employment Agreement between American Physicians Service Group, Inc. and Maury L. Magids. (14)

14.1

Code of Ethics for American Physicians Service Group, Inc., as amended (15)

21.1

List of subsidiaries of American Physicians Service Group, Inc. (10)

23.1

Independent Registered Public Accountants Consent of BDO Seidman, LLP. (15)

31.1

Section 302 Certification of Chief Executive Officer. (15)

31.2

Section 302 Certification of Chief Financial Officer. (15)

32.1

Section 906 Certification of Chief Executive Officer. (15)

32.2

Section 906 Certification of Chief Financial Officer. (15)

99.1

Investment Holdings Listing as of December 31, 2008. (15)

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

(14)

 Filed as an Exhibit to the Annual Report on Form 10-K of the Company for the year ended December 31, 2007 and incorporated herein by reference.

(15)

 Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PHYSICIANS SERVICE GROUP, INC.

By:	/s/ Kenneth S. Shifrin
Kenneth S. Shifrin, Chairman of the Board and Chief Executive Officer

Date:	March 4, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Kenneth S. Shifrin	Chairman of the Board and Chief Executive Officer	March 4, 2009
Kenneth S. Shifrin	(Principal Executive Officer)

/s/ Timothy L. LaFrey	President and Chief Operating Officer, Director	March 4, 2009
Timothy L. LaFrey

/s/ Marc J. Zimmermann	Vice President – Finance, and Chief Financial	March 4, 2009
Marc J. Zimmermann	Officer (Principal Accounting Officer)

/s/ Thomas R. Solimine	Controller	March 4, 2009
Thomas R. Solimine

/s/ Norris C. Knight, Jr. M.D.	Director	March 4, 2009
Norris C. Knight, Jr. M.D.

/s/ Lew N. Little, Jr.	Director	March 4, 2009
Lew N. Little, Jr.

/s/ Jackie Majors	Director	March 4, 2009
Jackie Majors

/s/ William J. Peche, M.D.	Director	March 4, 2009
William J. Peche, M.D.

/s/ William A. Searles	Director	March 4, 2009
William A. Searles

/s/ Cheryl Williams	Director	March 4, 2009
Cheryl Williams

1.

Financial Statements of American Physicians Service Group, Inc.

2.

Financial Statement Schedules

Page

I	Summary of Investments - Other than Investments in Related Parties	S-1
II	Condensed Financial Information – Condensed Balance Sheets as of December 31, 2008 and 2007	S-2
II	Condensed Financial Information – Condensed Statements of Operations for the years ended December 31, 2008, 2007 and 2006	S-3
II	Condensed Financial Information – Condensed Statement of Cash Flows	S-4
III	Supplementary Insurance Information	S-8
IV	Reinsurance	S-9
V	Valuation of Qualifying Accounts – Not Applicable	-
VI	Supplemental Information Concerning Property-Casualty Insurance Operations	S-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

American Physicians Service Group, Inc.

Austin, Texas

We have audited the accompanying consolidated balance sheets of American Physicians Services Group, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Physicians Service Group, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for the each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited with the standards of the Public Company Accounting Oversight Board (United States), American Physicians Service Group, Inc. internal control over financial reporting as of December 31, 2008, based upon criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) and our report dated March 3, 2009 expressed an unqualified opinion thereon.

BDO Seidman, LLP

Houston, Texas

March 3, 2009

AMERICAN PHYSICIANS SERVICE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)	December 31,	December 31,
	2008	2007
Assets

Investments:
Fixed maturities available for sale, at fair value	$198,011	$191,609
Equity securities available for sale, at fair value	10,099	11,406
Other invested assets	1,599	1,787
Total investments	209,709	204,802

Cash and cash equivalents	22,060	18,391
Cash - restricted	-	694
Accrued investment income	1,489	1,299
Premium and maintenance fees receivable	17,186	15,946
Reinsurance recoverables on paid and unpaid loss and loss adjustment expenses	13,796	20,019
Other amounts receivable under reinsurance contracts	1,497	4,535
Deferred policy acquisition costs	2,500	2,514
Subrogation recoverables	219	423
Federal income tax receivable	738	1,957
Deferred tax assets	9,488	7,402
Property and equipment, net	590	350
Intangible assets	2,264	1,045
Other assets	2,018	3,421

Total assets	$283,554	$282,798

See accompanying notes to consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)	December 31,	December 31,
	2008	2007
Liabilities

Reserve for loss and loss adjustment expense	$92,141	$101,606
Unearned premiums and maintenance fees	36,785	35,417
Reinsurance premiums payable	61	407
Funds held under reinsurance treaties	3,978	4,651
Trade accounts payable	290	996
Accrued expenses and other liabilities	6,266	7,187
Mandatorily redeemable preferred stock	7,568	8,554

Total liabilities	147,089	158,818

Commitments and contingencies

Shareholders' Equity

Preferred stock, $1.00 par value, 1,000,000 shares authorized, 8,074 and 9,179 issued and outstanding at December 31, 2008 and December 31, 2007
Common stock, $0.10 par value, 20,000,000 shares authorized, 7,014,386 and 7,213,626 issued and outstanding at December 31, 2008 and December 31, 2007	701	721
Additional paid-in capital	75,367	79,752
Accumulated other comprehensive income	368	545
Retained earnings	60,029	42,962

Total shareholders' equity	136,465	123,980

Total liabilities & shareholders' equity	$283,554	$282,798

See accompanying notes to consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(in thousands, except per share data)
	2008	2007	2006
REVENUES

Gross premiums and maintenance fees written	$64,117	$50,120	$-
Premiums ceded	1,543	4,813	-
Change in unearned premiums & maintenance fees	(1,579)	1,106	-

Net premiums and maintenance fees earned	64,081	56,039	-

Investment income, net of investment expense	11,999	8,693	915
Realized capital gain (loss), net	(7,749)	(5,256)	155
Management service	88	3,803	15,555
Financial services	6,193	21,056	16,850
Other revenue	137	68	89

Total revenues	74,749	84,403	33,564

EXPENSES

Losses and loss adjustment expenses	18,569	13,695	-
Other underwriting expenses	11,074	8,320	-
Change in deferred policy acquisition costs	14	(110)	-
Management service expenses	-	3,823	11,262
Financial services expenses	9,749	19,030	15,157
General and administrative expenses	5,752	5,459	2,106
Impairment of goodwill	-	1,247	-

Total expenses	45,158	51,464	28,525

Income from operations	29,591	32,939	5,039

Income tax expense	10,428	11,929	1,839
Minority interests	-	1	6

Net income before extraordinary gain	19,163	21,009	3,194

Extraordinary gain, net of tax	-	2,264	-

Net income	$19,163	$23,273	$3,194

See accompanying notes to consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(in thousands, except per share data)

	2008	2007	2006
Net income per common share

Basic:
Net income before extraordinary gain	$2.69	$3.80	$1.15

Extraordinary gain	-	0.41	-

Net Income	$2.69	$4.21	$1.15

Diluted:
Net income before extraordinary gain	$2.64	$3.69	$1.09

Extraordinary gain	-	0.40	-

Net Income	$2.64	$4.09	$1.09

Basic weighted average shares outstanding	7,131	5,532	2,774

Diluted weighted average shares outstanding	7,248	5,695	2,933

See accompanying notes to consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

						Accumulated
			Additional			Other		Total
	Common	Common	Paid-In	Retained	Comprehensive	Comprehensive	Treasury	Shareholders'
	Shares	Stock	Capital	Earnings	Income	Income	Stock	Equity
Balance December 31, 2005	2,784,120	$278	$8,204	$18,737	$	$488	$-	$27,707

Comprehensive income:
Net income	-	-	-	3,194	3,194	-	-	3,194
Other comprehensive income, net of tax:
Unrealized loss on securities, (net of reclassification adjustment (Note 7))	-	-	-	-	(257)	(257)	-	(257)
Comprehensive income:	-	-	-	-	$2,937	-	-	-
Stock options expensed	-	-	226	-		-	-	226
Stock options exercised	179,500	18	968	-		-	-	986
Tax benefit from exercise of stock options	-	-	604	-		-	-	604
Dividend paid (per share - $0.30)	-	-	-	(820)		-	-	(820)
Treasury stock purchases	-	-	-	-		-	(2,388)	(2,388)
Cancelled treasury stock	(167,482)	(16)	(2,372)	-		-	2,388	-
Common stock awarded	21,608	2	314	-		-	-	316
Balance December 31, 2006	2,817,746	$282	$7,944	$21,111		$231	$-	$29,568

Comprehensive income:
Net income	-	-	-	23,273	23,273	-	-	23,273
Other comprehensive income, net of tax:
Unrealized gain on securities, (net of reclassification adjustment (Note 7))	-	-	-	-	314	314	-	314
Comprehensive income:					$23,587
Stock options expensed	-	-	1,279	-		-	-	1,279
Stock options exercised-proceeds	85,350	7	551	-		-	-	558
Stock options exercised- Exchanged	25,000	3	105	-		-	-	108
Tax benefit from exercise of stock options	-	-	496	-		-	-	496
Treasury stock purchases	-	-	-	-		-	(1,378)	(1,378)
Cancelled treasury stock- purchased	(63,580)	(6)	(1,264)	-		-	1,270	-
Cancelled treasury stock- exchanged	(12,000)	(1)	(107)	-		-	108	-
Stock issued-Public Offering, net of offering costs	2,315,000	231	34,842	-		-	-	35,073
Stock issued-Merger	1,982,499	198	34,763	-		-	-	34,961
Dividend paid (per share - $0.30)	-	-	-	(1,416)		-	-	(1,416)
Buyback minority interest	-	-	-	(6)		-	-	(6)
Common stock awarded	63,611	7	1,143	-		-	-	1,150
Balance December 31, 2007	7,213,626	$721	$79,752	$42,962		$545	$-	$123,980

See accompanying notes to consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(continued)

						Accumulated
			Additional			Other		Total
	Shares	Common	Paid-In	Retained	Comprehensive	Comprehensive	Treasury	Shareholders'
	Outstanding	Stock	Capital	Earnings	Income	Income	Stock	Equity
Balance December 31, 2007	7,213,626	$721	$79,752	$42,962	$-	$545	$-	$123,980

Comprehensive income:
Net income	-	-	-	19,163	19,163	-	-	19,163
Other comprehensive income, net of tax:
Unrealized gain on securities, (net of reclassification adjustment (Note 7))	-	-	-	-	(177)	(177)	-	(177)
Comprehensive income:	-	-	-	-	$18,986	-	-	-
Stock options expensed	-	-	677	-		-	-	677
Stock options exercised-proceeds	17,700	1	185	-		-	-	186
Stock options exercised-exchanged	157,500	14	1,572	-		-	-	1,586
Tax benefit from exercise of stock options	-	-	605	-		-	-	605
Treasury stock purchases	-	-	-	-		-	(8,007)	(8,007)
Cancelled treasury stock-purchased	(307,888)	(30)	(5,983)	-		-	6,013	-
Cancelled treasury stock-exchanged	(95,052)	(8)	(1,986)	-		-	1,994	-
Dividend paid (per share-$0.30)	-	-	-	(2,096)		-	-	(2,096)
Common stock awarded	28,500	3	545	-		-	-	548
Balance December 31, 2008	7,014,386	$701	$75,367	$60,029		$368	$-	$136,465

See accompanying notes to consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net Income	$19,163	$23,273	$3,194
Adjustments to reconcile net income to cash provided by operating activities:
Amortization and accretion of investments	(215)	(873)	(94)
Depreciation and amortization	748	696	421
Extraordinary gain	-	(2,264)	-
Impairment of goodwill	-	1,247	-
Realized (gains) losses on investments	7,749	5,256	(155)
Change in deferred acquisition costs	14	(110)	-
Common stock awarded	548	1,150	316
Stock options expensed	677	1,279	226
Deferred income tax expense (benefit)	(1,386)	(1,258)	505
Excess tax benefits from stock-based compensation	(605)	(496)	(604)
Other non-cash items	(115)	252	(445)
Changes in operating assets and liabilities, net of business acquisition:
Restricted cash	694	1,186	(1,431)
Premium receivables, net	(1,240)	(1,299)	-
Other amounts receivable under reinsurance contracts	3,038	(3,163)	-
Reinsurance recoverables on unpaid and paid loss expenses	6,223	9,666	-
Funds held under reinsurance treaties	(673)	(6,461)	-
Reserve for losses and loss adjustment expenses	(9,465)	(14,622)	-
Unearned premiums and maintenance fees	1,368	(1,099)	-
Other receivables and assets	339	1,654	775
Federal income tax receivable	1,219	(4,716)	65
Accrued expenses & other liabilities	(2,418)	(1,223)	(126)
Net cash provided by operating activities	25,663	8,075	2,647

Cash flows used in investing activities:
Capital expenditures	(810)	(1,132)	(166)
Proceeds from the sale of available-for-sale equity and fixed income securities	54,502	42,086	11,669
Purchase of available-for-sale equity and fixed income securities	(67,061)	(77,308)	(14,563)
Funds loaned to others	(434)	-	-
Cash received from API acquisition	-	9,910	-
Collection of notes receivable and other	495	101	42
Net cash used in investing activities	(13,308)	(26,343)	(3,018)

Cash flows from (used in) financing activities:
Secondary stock offering and over-allotment	-	35,073	-
Exercise of stock options	186	558	986
Excess tax benefits from stock-based compensation	605	496	604
Repurchases of common stock	(6,013)	(1,270)	(2,388)
Preferred stock redemption	(1,368)	(1,018)	-
Minority interest buyback	-	(6)	-
Dividend paid	(2,096)	(1,416)	(820)
Net cash provided by (used in) financing activities	(8,686)	32,417	(1,618)

Net change in cash and cash equivalents	3,669	14,149	(1,989)

Cash and cash equivalents at beginning of period	18,391	4,242	6,231
Cash and cash equivalents at end of period	$22,060	$18,391	$4,242

(in thousands)	Year Ended December 31,
	2008	2007	2006
Supplemental information:
Cash paid for taxes, net of refunds	$10,592	$15,145	$1,168
Cash paid for interest	297	40	19

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

We provide medical professional liability insurance primarily in Texas, where our insurance subsidiary, American Physicians Insurance Company, (“API”) has written business for over 30 years. API is authorized to do business in the States of Texas, Arkansas and Oklahoma and specializes in writing medical professional liability insurance for physicians and other healthcare providers. API became authorized to do business in Oklahoma during the quarter ended September 30, 2007. API currently insures approximately 5,330 physicians, dentists, and other healthcare providers, the vast majority of which are in Texas. Approximately 95% of API’s premiums are written through purchasing groups, which in Texas currently subjects us to less stringent state regulation of premium rates and policy forms. Historically, we operated as the attorney-in-fact manager for API since 1975. In April 2007, we acquired API, thus combining our insurance management experience with an insurance underwriting entity to allow for the increased possibility for expansion into new markets and continued growth in existing markets.

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

Cash and Cash Equivalents. Cash and cash equivalents include cash and highly liquid investments with a maturity date at purchase of 90 days or less. We deposit our cash and cash equivalents with high credit quality institutions. Periodically such balances may exceed applicable FDIC insurance limits. Management has assessed the financial condition of these institutions and believes the possibility of credit loss is minimal.

Accounts Receivable and Allowance for Doubtful Accounts. Our Insurance Services segment offers various payment plans for policies with an annual term. Premiums and maintenance fees receivable totaled $17,186,000 at December 31, 2008, due for premium installments. Receivable balances consist of written premiums and maintenance fees from physicians and other healthcare providers in the states of Texas, Arkansas and Oklahoma. Payment plans are designed so that credit risk associated with these receivables is generally offset by the liability for unearned premiums. API did not record any allowance for doubtful accounts at December 31, 2008.

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

When determining the fair value measurements for assets and liabilities required or permitted to be recorded at and/or marked to fair value, we consider the principal or most advantageous market in which it would trade and consider assumptions that market participants would use when pricing the asset or liability. When possible, we look to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, we look to market observable data for similar assets and liabilities, independent industry-standard models such as matrix pricing and independent, third-party dealer quotes whose inputs may be less observable than Level 1 pricing.  When market observable data is not as readily available, the valuation of financial instruments becomes more subjective and could involve substantial judgment.  Certain assets and liabilities are not actively traded in observable markets and the Company must use alternative valuation techniques to derive a fair value measurement. For additional disclosures, see Note 23, Fair Value Disclosures.

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

•

Third party research and credit rating reports;

•

The extent to which the decline in fair value is attributable to credit risk specifically associated with an investment or its issuer;

•

The extent to which we believe market assessments of credit risk for a specific investment or category of investments are either well founded or are speculative;

•

Our internal assessments and those of our external portfolio managers regarding specific circumstances surrounding an investment, which can cause us to believe the investment is more or less likely to recover its value than other investments of similar characteristics;

•

For asset backed securities; the origination date of the underlying loans, the remaining average life, the probability that credit performance of the underlying loans will deteriorate in the future, and our assessment of the quality of the collateral underlying the loan; and,

•

Our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

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

Revenue Recognition. Historically, our Insurance Services segment recognized revenues in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Prior to April 1, 2007, our Insurance Services revenues were historically related to management fees based on the earned premiums of API and included a profit sharing component related to API’s annual earnings. Management fees equaled 13.5% of API’s earned premiums before payment of reinsurance premiums plus profit sharing equal to 50% of API’s pre-tax earnings up to a maximum of 3% of earned premiums before payment of reinsurance premiums. Management fees were recorded, based upon the terms of the management agreement, in the period the related premiums are earned by API. API recognizes premiums as earned ratably over the terms of the related policy. The profit sharing component was historically recognized in the fourth quarter when it was certain API would have an annual profit. In 2007, however, since the management contract ended March 31, 2007, we recognized the full quarter’s profit during the quarter ended March 31, 2007, based on our ability to fully determine the profit sharing base.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards, or SFAS No. 141 (Revised December 2007) “Business Combinations” (SFAS 141R). SFAS 141R replaces FASB Statement No. 141, “Business Combinations” but retains the fundamental requirement in SFAS 141 that the acquisition method (referred to as the purchase method in SFAS 141) of accounting be used for all business combinations. SFAS 141R provides new and additional guidance with respect to business combinations including: defining the acquirer in a transaction, the valuation of assets and liabilities when non-controlling interests exist, the treatment of contingent consideration, the treatment of costs incurred to effect the acquisition, the treatment of reorganization costs, and the valuation of assets and liabilities when the purchase price is below the net fair value of assets acquired. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have adopted the Statement on its effective date.

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

Reinsurance Premiums Ceded. Our policy is to account for our reinsurance contracts under the provisions defined in SFAS No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts” (“SFAS 113”). Under our primary medical professional liability reinsurance contract, certain premiums are ceded to other insurance companies. The reinsurance contract provides coverage for losses in excess of API’s retention of $250,000 on individual claims and beginning in 2002, $350,000 on multiple insured claims related to a single occurrence. The 2007 reinsurance contract provides for the same terms with us retaining 20% of the risk above the $250,000 and $350,000 retention levels. The 2008 reinsurance contract provides for the same terms with us retaining 40% of the risk above the $250,000 and $350,000 retention levels The reinsurance contracts for 2002 through 2008 contain variable premium ceding rates based on loss experience and thus, a portion of policyholder premium ceded to the reinsurers is calculated on a retrospective basis. The variable premium contracts are subject to a minimum and a maximum premium range to be paid to the reinsurers, depending on the extent of losses actually paid by the reinsurers. A provisional premium is paid during the initial policy year. The actual percentage rate ultimately ceded under these contracts will depend upon the development of ultimate losses ceded to the reinsurers under their retrospective treaties.

To the extent that estimates for unpaid losses and loss adjustment expenses change, the amount of variable reinsurance premiums may also change. The ceded premium estimates are based upon management’s estimates of ultimate losses and loss adjustment expenses and the portion of those losses and loss adjustment expenses that are allocable to reinsurers under the terms of the related reinsurance contracts. Given the uncertainty of the ultimate amounts of losses and loss adjustment expenses, these estimates may vary significantly from the ultimate outcome. In addition to the in-depth review of reserves for unpaid losses and loss adjustment expenses, periodically, we also have our outside consulting actuaries review development in the reinsurance layer or excess of $250,000 retention for each open variable premium treaty year. Management reviews these estimates and any adjustments necessary are reflected in the period in which the change in estimate is determined. Adjustment to the premiums ceded could have a material effect on our results of operations for the period in which the change is made.

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

Reinsurance contracts do not relieve us from our obligations to policyholders. We continually monitor our reinsurers to minimize our exposure to significant losses from reinsurer insolvencies. Any amount found to be uncollectible is written off in the period in which the uncollectible amount is identified. As of December 31, 2008, all of our reinsurance contracts were with companies in adequate financial condition, and management believes there is not a need to establish an allowance for uncollectible reinsurance recoverable. We have not experienced any material problems collecting from our reinsurers.

Stock-Based Compensation.  On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all stock-based compensation awards made to employees and directors, including employee stock options and employee stock purchase plans. The Securities and Exchange Commission also issued Staff Accounting Bulletin No. 107 (“SAB 107”) which provides interpretative guidance in applying the provisions of SFAS 123R. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.

SFAS 123R requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The portion of the value that is ultimately expected to vest is recognized as expense over the requisite service period. As stock-based compensation expense recognized in our consolidated statements of income for fiscal years 2008, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

In addition, SFAS 123R requires that the benefits of realized tax deductions in excess of tax benefits on compensation expense be reported as a component of cash flows from financing activities rather than as an operating cash flow, as previously required. In accordance with SAB 107, we classify stock-based compensation within general and administrative expenses to correspond with the financial statement components in which cash compensation paid to employees and directors is recorded.

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

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which we adopted on January 1, 2007. FIN 48 clarifies the accounting for income tax uncertainties. The company has developed and implemented a process based on the guidelines of FIN 48 to ensure that uncertain tax positions are identified, analyzed and properly reported in the company’s financial statements in accordance with SFAS 109. Based on all known facts and circumstances and current tax law, we believe that the total amount of unrecognized tax benefits as of January 1, and December 31, 2008, is not material to our results of operations, financial condition or cash flows. We also believe that the total amount of unrecognized tax benefits as of January 1, and December 31, 2008, if recognized, would not have a material effect on our effective tax rate. We further believe that there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

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

Credit Risk. We have exposure to credit risk primarily as a holder of fixed-income securities. We control this exposure by emphasizing investment grade quality in the fixed-income securities we purchase. At December 31, 2008 and at December 31, 2007, substantially all of our fixed-income portfolio consisted of investment grade securities. We believe that this concentration of investment grade securities limits our exposure to credit risk on our fixed-income investments.

Concentration Risk. Our insurance subsidiary has a concentration of risk on both a geographic and agent directed business basis. Our insurance business is concentrated in Texas, in which we generate approximately 95% of our written premiums written by API. Accordingly, unfavorable economic, regulatory and demographic conditions in Texas would negatively impact our business. We focus exclusively on medical professional liability insurance. In the event there is meaningful change in the existing legislation and claims environment, our financial condition and results of operations could be adversely affected.

In addition, we market and sell our insurance products through a group of approximately 41 active independent, non-exclusive insurance agents. For the year ended December 31, 2008, approximately 44% of our gross premiums written were produced by one agency. We do not have exclusive arrangements with our agents, and either party can terminate the relationship at any time. These agents are not obligated to promote our products and may also sell our competitors’ products. We must offer medical professional liability insurance products and services that meet the requirements of these agents and their customers. We must also provide competitive commissions to these agents.

Recent Accounting Standards

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

Effective January 1, 2008, we adopted SFAS 157, Fair Value Measurements, for our financial assets and financial liabilities, but have not yet adopted SFAS 157 as it relates to nonfinancial assets and liabilities based on the February 2008 issuance of  FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which permits a one-year deferral of the application of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  The adoption of SFAS 157 as it pertains to financial assets and liabilities did not have a material impact on our results of operations, financial position or liquidity. We will adopt FAS 157 for non-financial assets and non-financial liabilities on January 1, 2009 and do not expect the provisions to have a material effect on our results of operations, financial position or liquidity. For additional disclosures, see Note 17, Fair Value Disclosures.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure certain financial assets and liabilities at fair value which are otherwise measured on a different basis in existing literature. Additional disclosures are required. It is effective for the Company, if elected, as of January 1, 2008. The adoption of this standard did not have an impact on our financial position, results of operations or cash flows.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards, or SFAS No. 141 (Revised December 2007) “Business Combinations” (SFAS 141R). SFAS 141R replaces FASB Statement No. 141, “Business Combinations” but retains the fundamental requirement in SFAS 141 that the acquisition method (referred to as the purchase method in SFAS 141) of accounting be used for all business combinations. SFAS 141R provides new and additional guidance with respect to business combinations including: defining the acquirer in a transaction, the valuation of assets and liabilities when non-controlling interests exist, the treatment of contingent consideration, the treatment of costs incurred to effect the acquisition, the treatment of reorganization costs, and the valuation of assets and liabilities when the purchase price is below the net fair value of assets acquired. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption was prohibited. We have adopted the Statement on its effective date.

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

3.

ACQUISITION

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

The management agreement with the Company provided for full management of API’s affairs under the direction of its board of directors. Subject to the direction of the API board, as the attorney-in-fact, our responsibilities were largely ministerial, i.e., to solicit and receive applications, collect and receive premiums, underwrite, handle claims and provide required accounting and reporting services to API.  Additionally, the management agreement specifically identified expenses/liabilities to be borne by each entity. We paid certain salaries and personnel related expenses, rent and office operations costs and information technology costs, as provided in the management agreement. API was responsible for the payment of all claims, claims expenses, peer review expenses, directors’ fees and expenses, legal, actuarial and auditing expenses, its taxes, outside agent commissions and certain other specific expenses.

Thus, prior to April 1, 2007, our Insurance Services (management services) revenues were historically related to management fees based on the earned premiums of API and included a profit sharing component related to API’s annual earnings. Management fees equaled 13.5% of API’s earned premiums before payment of reinsurance premiums plus profit sharing equal to 50% of API’s pre-tax earnings up to a maximum of 3% of earned premiums before payment of reinsurance premiums. Management fees were recorded, based upon the terms of the management agreement, in the period the related premiums are earned by API. API recognizes premiums as earned ratably over the terms of the related policy. The profit sharing component was historically recognized in the fourth quarter when it was certain API would have an annual profit. In 2007, however, since the management contract ended March 31, 2007, we recognized the quarter’s profit in March, based on our ability to fully determine the profit sharing base.

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

5.

INVESTMENTS

Available-For-Sale Fixed Maturities. Of the total $198,011,000 portfolio balance in available-for-sale fixed income maturities at December 31, 2008, all but $1,874,000 is considered investment grade securities. The primary goal of our investment strategy for our Insurance Services segment is to ensure that we have sufficient assets to meet our obligations to our policyholders, and our secondary goal is to provide investment income. The investment plan for our Insurance Services segment provides guidance on diversification, duration of the portfolio, sector allocation and specific restrictions, such as the size of investment in any one issue and limitations on the purchases of securities rated lower than investment grade by Moody’s, Standard and Poor’s or a comparable rating institution.

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

Our entire fixed-income portfolio consists of investment grade securities rated “A” or higher from any of Standard and Poor’s, Moody’s or Fitch with the exception of one bond and three collateralized mortgage obligations with a combined fair market value of approximately $1,874,000. The following table reflects the composition of our fixed-income portfolio by security rating category of the issuer, as of December 31, 2008 (dollars in thousands). In cases where the rating agencies had a different rating assigned to a security, the classification in the table used the lower rating.

Rating Category	Fair Value	Percentage
AAA / Aaa	$170,313	86%
AA / Aa	8,676	4%
A / A	17,148	9%
Non-investment grade	1,874	1%
Total	$198,011	100%

Available-For-Sale Equity Securities.  Our equity portfolio consists of $10,099,000 in available-for-sale equity securities as of December 31, 2008. We account for equity securities as available for sale.  We utilize two outside investment managers to manage our insurance segment’s equity portfolio.

The amortized cost and estimated fair values of investments in fixed income and equity securities at December 31, 2008 and December 31, 2007 are as follows (in thousands):

	Cost or	Gross	Gross	Estimated
December 31, 2008	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed Maturities:

U.S. treasury notes / bills	$30,226	$836	$70	$30,992
U.S. government agency mortgage-backed bonds	29,090	1,339	-	30,429
U.S. government agency collateralized mortgage obligations	51,831	1,660	9	53,482
Collateralized mortgage obligations	26,491	750	1,803	25,438
U.S. government agency bonds / notes	23,904	511	-	24,415
Government tax-exempt bonds	26,565	131	1,249	25,447
Corporate bonds	7,784	143	119	7,808
Total fixed maturities	195,891	5,370	3,250	198,011

Equity securities	11,652	159	1,712	10,099

Total fixed maturities and equity securities	$207,543	$5,529	$4,962	$208,110

	Cost or	Gross	Gross	Estimated
December 31, 2007	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed Maturities:

U.S. treasury notes / bills	$11,873	$474	$-	$12,347
U.S. government agency mortgage-backed bonds	32,849	383	-	33,232
U.S. government agency collateralized mortgage obligations	60,077	715	66	60,726
Collateralized mortgage obligations	38,492	171	1,141	37,522
U.S. government agency bonds / notes	24,985	302	-	25,287
Government tax-exempt bonds	19,049	131	59	19,121
Corporate bonds	3,452	8	86	3,374
Total fixed maturities	190,777	2,184	1,352	191,609

Equity securities	11,398	693	685	11,406

Total fixed maturities and equity securities	$202,175	$2,877	$2,037	$203,015

Of our entire invested assets, including unrestricted cash,

•

36% is comprised of agency-backed mortgage obligations, with underlying collateral consisting of GNMA, FHLMC, or FNMA loans;

•

11% is comprised of non-agency collateralized mortgage obligations (“non-agency CMO”);

•

38% is comprised of U.S. Treasury, government agency bonds and notes, municipal tax exempt bonds and corporate bonds; and,

•

15% is comprised of cash, equities and other invested assets.

The majority of the non-agency CMO’s in our portfolio have underlying mortgages categorized as “Prime” quality loans, and none of our CMO’s have underlying mortgages classified as “Subprime.” Also, all CMO underlying mortgages have fixed rates. However, within our portfolio at December 31, 2008, there were seven CMO securities classified as “Alternative-A” or “Alt-A”. These Alt-A securities are generally considered to have underlying mortgages with underwriting characteristics that are stronger than “Subprime” mortgages but less stringent than “Prime” mortgages. All but one of our Alt-A securities are investment grade, have underlying fixed rate mortgage collateral and as of December 31, 2008 are rated either AA or A. The Alt-A security that is non-investment grade has a book value at December 31, 2008 of $27,000.

Beginning with the three months ended September 30, 2007, we saw a significant and rapid decline in the market value of our Alt-A securities. In evaluating this decline, we considered the deepening national housing crisis and its potential effects on the underlying collateral and concluded that the decreases in value of our Alt-A securities should be considered to be “other than temporary” as defined in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. Prior to the three months ended December 31, 2008, we had previously determined that all but one of the Alt-A securities was other-than-temporarily impaired. As a result of the continued deterioration in the credit, housing and mortgage market and the erosion in the underlying collateral support for the Alt-A securities, we recorded additional write-downs of $1,220,000 for the three months ended December 31, 2008 primarily due to the remaining AA-rated security that had previously not been deemed other-than-temporarily impaired in prior quarters. The amount of the pretax charge to earnings associated with write-downs of our Alt-A securities for the years ended December 31, 2008 and 2007 was $5,819,000 and $4,566,000, respectively. The aggregate write-down on Alt-A securities since the quarter ended September 30, 2007 is $10,385,000.  While we have the ability to hold all of our Alt-A securities indefinitely, we continue to closely monitor and evaluate these securities and their underlying collateral.

We also began to observe an increase in the market-reported delinquency rates for not only our Alt-A CMO’s, but also our non-agency CMO’s backed by prime loans.  The delinquency data suggests that continuing home price declines and growth in unemployment are now affecting the behavior by a broader sector of mortgage borrowers, particularly those mortgages with vintage years subsequent to 2005. Rising unemployment, accelerating house price declines, tight credit conditions, volatility in interest rates and weakening consumer confidence not only contributed to rising delinquencies, but also significantly impacted our expectations regarding future performance, both of which are critical to assessing our other-than-temporary impairments.  As a result of these factors and a significant decline in market value and the down-rating by outside rating agencies to below investment grade, we recorded write-downs during the three months ended December 31, 2008 on two non-agency CMO securities in the amount of $1,070,000. While we have the ability to hold all of our securities indefinitely, we will continue to closely monitor our non-agency CMO’s and their underlying collateral.

In 2003, we acquired 385,000 shares of common stock of Financial Industries Corporation (“FIC”). The total purchase price was approximately $5,647,000. Our policy in regards to our investment in FIC had been that we would record pretax charges to earnings should the common stock price on the last day of each interim or annual period fall below the adjusted cost basis of our investment in FIC. From 2004 through 2007, we wrote down the carrying value of the FIC stock by $3,414,000. In 2008, FIC was acquired by a third party. The basis in our investment in FIC at the closing of the merger was $5.80 per share and based on the sale price of $7.25 per share, we recognized a $558,000 gain in the third quarter of 2008.

The following two tables reflect securities whose fair values were lower than the related cost basis at December 31, 2008 and December 31, 2007, respectively (in thousands). However, these declines in value were not deemed to be “other than temporary”. The tables show the fair value and the unrealized losses, aggregated by investment category and category of duration that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
December 31, 2008	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. treasury notes / bills	$3,821	$70	$-	$-	$3,821	$70
U.S. government agency collateralized mortgage obligations	6	-	604	9	610	9
Collateralized mortgage obligations	10,829	1,184	3,878	619	14,707	1,803
Government tax-exempt bonds	13,367	709	7,260	540	20,627	1,249
Corporate bonds	3,643	89	926	30	4,569	119
Total fixed maturities	$31,666	$2,052	$12,668	$1,198	$44,334	$3,250

Equity securities	$6,487	$1,182	$964	$530	$7,451	$1,712
Total fixed maturities and equity securities	$38,153	$3,234	$13,632	$1,728	$51,785	$4,962

	Less than 12 Months		12 Months or More		Total
December 31, 2007	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. government agency collateralized mortgage obligations	$5,673	$66	$-	$-	$5,673	$66
Collateralized mortgage obligations	13,264	1,141	-	-	13,264	1,141
Government tax-exempt bonds	7,742	59	-	-	7,742	59
Corporate bonds	1,601	86	-	-	1,601	86
Total fixed maturities	$28,280	$1,352	$-	$-	$28,280	$1,352

Equity securities	$5,262	$677	$129	$8	$5,391	$685
Total fixed maturities and equity securities	$33,542	$2,029	$129	$8	$33,671	$2,037

The unrealized losses on the fixed maturities and equities are primarily due to market fluctuations resulting from cyclical and other economic pressures including the recent economic recession and market dislocation of certain securities. All fixed maturities with an unrealized loss over 12 months or more are investment grade securities. As of December 31, 2008, we believe that these unrealized losses are temporary and that the fair value will recover to a level equal to or greater than the cost basis. In addition, as of December 31, 2008, we had the ability and intent to hold these investments until there is a recovery in fair value, which may be maturity for the applicable securities. In the future, information may come to light or circumstances may change that would cause us to record an other than temporary impairment or sell any of our fixed maturity or equity securities and incur a realized loss.

A summary of the amortized cost and fair market value of the Company’s investments in fixed maturities as of December 31, 2008, by contractual maturity, is as follows (in thousands):

	Cost or	Estimated
	Amortized	Fair
	Cost	Value
Fixed maturity securities:
Due one year or less	$29,184	$29,502
Due after one year through five years	21,180	22,118
Due after five years through ten years	17,176	17,236
Due after ten years	20,940	19,805

	$88,480	$88,661
Mortgage backed securities	107,411	109,350
Total	$195,891	$198,011

Gross realized gains and losses on fixed maturity and equity securities included in the statement of operations for the years ended December 31, 2008, 2007 and 2006 were as follows (in thousands):

	2008	2007	2006
Realized gains (losses)

Fixed Maturities:
Gross realized gain	$423	$34	$7
Gross realized loss	(7,347)	(4,623)	(1)
Net realized gain (loss)	$(6,924)	$(4,589)	$6

Equities:
Gross realized gain	$931	$350	$168
Gross realized loss	(1,756)	(1,017)	(19)
Net realized gain (loss)	$(825)	$(667)	$149

Total net realized gain (loss)	$(7,749)	$(5,256)	$155

The major categories of the net investment income included in the statement of operations are summarized for the years ended December 31, 2008, 2007 and 2006, as follows (in thousands):

	2008	2007	2006
Investment income:
Fixed Maturities	$11,164	$7,850	$638
Equity Securities	320	132	23
Short-term investments and other	568	759	254
Finance charges on premiums receivable	142	95	-
Structured annuity	77	62	-

Total investment income	$12,271	$8,898	$915

Investment expense	272	205	-

Net investment income	$11,999	$8,693	$915

As a result of our acquisition of API, the Texas Department of Insurance (“TDI”) required that funds be set aside in an escrow account with a bank to remain until the aggregate remaining redemption obligation of our Series A redeemable preferred stock is less than the amount of the escrow balance, with no withdrawals to be made from this escrow account without prior approval from TDI. To satisfy this condition of the merger, we purchased a fixed income security in March of 2007 in the amount of $2,500,000 paying 5% interest which matured in March of 2008. With proceeds from this maturity we purchased a similar fixed income security in March 2008 paying 2.14% and maturing in April of 2009. This security is included in fixed maturities, available for sale.

At December 31, 2008, investments with a fair market value of $1,433,000 were on deposit with state insurance departments to satisfy regulatory requirements and these securities are included in fixed maturities, available for sale.

6.

CASH – RESTRICTED

The 2007 balance in Cash – Restricted represents cash deposits advanced from customers for trade claim transactions that do not close by the end of the period. It occurs when a customer remits payment for a transaction by check instead of via wire transfer. As checks of this size normally take several business days to clear, we ask our customers to pay in advance for transactions expected to close in the near future. At the time of receipt, Cash – Restricted and Accounts Payable are increased for an equal amount as no part of this cash is ours until the transaction closes. No such transactions were recorded at December 31, 2008.

7.

OTHER COMPREHENSIVE INCOME

Other comprehensive income (loss) shown in the statement of shareholder’s equity is comprised of net unrealized gains (losses) on securities available for sale, net of taxes. The components of other comprehensive income (loss) for the periods ended December 31, 2008, 2007 and 2006 (in thousands) are as follows:

	2008	2007	2006
Unrealized holdings gains (losses) before taxes	$(395)	$(234)	$(257)
Tax (expense) benefit	139	78	87

Net gain (loss) after tax	(256)	(156)	(170)

Less reclassification adjustments for gains included in net income	(122)	(723)	132
Tax expense	43	253	(45)

Other comprehensive income (loss)—net of tax	$(177)	$314	$(257)

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

We write medical malpractice insurance policies which have a lengthy period for reporting a claim (tail coverage) and a long process of litigating a claim through the courts and whose risk factors expose its reserves for loss and loss adjustment expenses to significant variability. These conditions subject API’s open reported claims and incurred but not reported claims to increases due to inflation, changes in legal proceedings and changes in the law. While the anticipated effects of inflation is implicitly considered when estimating reserves for loss and loss adjustment expenses, an increase in average severity of claims is caused by a number of factors. Future average severities are projected based on historical trends adjusted for changes in underwriting standards, policy provisions and general economic trends. Those anticipated trends are monitored based on actual experience and are modified as necessary to reflect any changes in the development of ultimate losses and loss adjustment expenses. These specific risks, combined with the variability that is inherent in any reserve estimate, could result in significant adverse deviation from our carried reserve amounts. Settlement of claims is subject to considerable uncertainty. Actual developments will likely vary, perhaps significantly, from the current estimated amounts reflected in the accompanying financial statements.  We believe the reserves for loss and loss adjustment expenses are reasonably stated as of December 31, 2008.

Activity in the reserves for losses and loss adjustment expenses for the year ended December 31, 2008 is summarized as follows (in thousands):

Reserve for loss and loss adjustment expenses—January 1, 2008	$101,606
Less reinsurance recoverable on paid losses and unpaid losses	(20,442)

Net balance—January 1, 2008	81,164

Incurred—net of reinsurance—related to:
Current year	39,134
Prior periods	(20,565)

Net incurred	18,569

Paid—net of reinsurance—related to:
Current year	3,379
Prior periods	18,228

Net paid	21,607

Net balance—December 31, 2008	78,126

Plus reinsurance recoverable on paid losses and unpaid losses	14,015

Reserve for loss and loss adjustment expenses—December 31, 2008	$92,141

Activity in the reserves for losses and loss adjustment expenses since the date of acquisition of API on April 1, 2007 through December 31, 2007 is summarized as follows (in thousands):

Reserve for loss and loss adjustment expenses—April 1, 2007	$116,227
Less reinsurance recoverable on paid losses and unpaid losses	(30,190)

Net balance—April 1, 2007	86,037

Incurred—net of reinsurance—related to:
Current year	29,751
Prior periods	(16,056)

Net incurred	13,695

Paid—net of reinsurance—related to:
Current year	3,033
Prior periods	15,535

Net paid	18,568

Net balance—December 31, 2007	81,164

Plus reinsurance recoverable on paid losses and unpaid losses	20,442

Reserve for loss and loss adjustment expenses—December 31, 2007	$101,606

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

Incurred—net of reinsurance for the current year depicts incurred loss and loss adjustment expense for the year ended December 31, 2008 and for the year ended December 31, 2007, or since the date of acquisition of API on April 1, 2007, related to premium earned in that period, also referred to as accident year. Incurred—net of reinsurance for the prior years represents the total of payments and net change in reserve estimates charged or credited to earnings for the year ended December 31, 2008 and for the year ended December 31, 2007, or since the date of acquisition on April 1, 2007, in the current year with respect to liabilities that originated and were established in prior years. Our incurred loss and loss adjustment expense for the most recent accident year of $39,134,000 in 2008 is reflective of the relative decreases in reported claim count in 2007.  In 2008 and 2007, we decreased our incurred loss and loss adjustment expense for prior year development by $20,565,000 in 2008 and $16,056,000 in 2007, which was primarily the result of loss severity for the 2002 through 2006 report years developing favorably compared to prior period estimates. In addition, the total number of claims closed with indemnity for these report years were less than prior estimates.

We are traditionally cautious with our assumptions concerning emerging trends in claims frequency and severity loss trends and consequently we do not immediately place much weight on the impact that any short-term declines in frequency and severity may have on our ultimate losses. However, actual frequency and severity loss trends have developed more favorably than originally anticipated.  We utilize historical claims data to project future expected results. As a result, the impact of recent claims trends is moderated by historical data. We have recently experienced favorable trends of declining frequency and stable paid loss severity and the results of these trends are reflected in our reserve estimations.  The impact of recent favorable trends is the main reason for the increase in favorable development from $16,056,000 in 2007, and $20,565,000 in 2008.

9.

REINSURANCE

Reinsurance Premiums Ceded.  Certain premiums are ceded to other insurance companies under reinsurance agreements. These reinsurance agreements provide us with increased capacity to write additional risk and the ability to write specific risk within our capital resources and underwriting guidelines. API enters into reinsurance contracts, which provide coverage for losses in excess of the retention of $250,000 on individual claims and beginning in 2002 through 2005, $350,000 on multiple insured claims related to a single occurrence. The 2006, 2007, and 2008 reinsurance treaties provide for these same terms with API retaining an additional 10%, 20% and 40% of the aforementioned retention levels for 2006, 2007, and 2008, respectively. The reinsurance contracts for 2002 through 2008 contain variable premium ceding rates based on loss experience. The ceded premium charged under these contracts will depend upon the development of ultimate losses ceded to the reinsurers under their retrospective treaties. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in income in the period the need for an adjustment is determined. For the twelve months ended December 31, 2008, we recorded favorable development to ceded premiums of $6,802,000 primarily related to prior year variable premium reinsurance treaties as a result of lower estimated ultimate loss and loss adjustment expenses for treaty years 2002 through 2007. Since the acquisition of API on April 1, 2007, for the year ended December 31, 2007, we recorded favorable development to ceded premiums of $10,888,000 primarily related to prior year variable premium reinsurance treaties as a result of lower estimated ultimate loss and loss adjustment expenses for treaty years 2002 through 2006. The favorable development reflects reductions in our estimates of claim severity as a result of claim closures at less than reserved amounts.

The effect of reinsurance on premiums written and earned for the year ended December 31, 2008 is as follows (in thousands):

	Written	Earned
Direct premiums	$64,117	$62,538
Ceded:
Current year	(5,259)	(5,259)
Prior years	6,802	6,802
Total Ceded	1,543	1,543

Net premiums	$65,660	$64,081

The effect of reinsurance on premiums written and earned since the acquisition of API on April 1, 2007 through December 31, 2007 is as follows (in thousands):

	Written	Earned
Direct premiums	$50,120	$51,226
Ceded:
Current year	(6,075)	(6,075)
Prior years	10,888	10,888
Total ceded	4,813	4,813

Net premiums	$54,933	$56,039

In addition to an adjustment to premiums ceded, estimates of ultimate reinsurance ceded premium amounts compared to the amounts paid on a provisional basis give rise to a balance sheet asset classified as “Other Amounts Receivable Under Reinsurance Contracts” or a balance sheet liability classified as “Funds Held Under Reinsurance Treaties.” Furthermore, each retrospective treaty requires a 24 or 36 month holding period before any premium adjustments or cash can be returned or paid.  The ultimate settlement amount is not determined until all losses have been settled under the respective treaties. As of December 31, 2008, API had recorded a balance sheet asset, “Other Amounts Receivable Under Reinsurance Contracts” of $1,497,000 and a balance sheet liability, “Funds Held Under Reinsurance Treaties” of $3,978,000, which represent the differences between the estimates of ultimate reinsurance premiums ceded amounts for the 2002 through 2008 treaty years as compared to the amounts paid on a provisional basis.

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

Unsecured reinsurance recoverables at December 31, 2008, that exceeded 10% of total reinsurance paid and unpaid loss and loss adjustment expenses are summarized as follows (in thousands):

December 31, 2008
Swiss Reinsurance	$5,246
Transatlantic Reinsurance	3,687
ACE Tempest Re USA	2,718
Hannover Ruckversicherrungs	1,626

As of December 31, 2008, ACE Tempest Re USA and Swiss Reinsurance (“Swiss Re”) are A.M. Best rated “A+” (Superior). However, subsequent to year-end, A.M. Best down rated the financial strength rating of Swiss Re to “A” (Excellent) with a stable outlook based on its quantitative and qualitative assessment of risk capital that Swiss Re does not have sufficient cushion to weather more negative effects of the continuing turmoil in the financial markets and other unexpected events. As of December 31, 2008, Transatlantic Reinsurance (“Transatlantic”) and Hannover Ruckversicherrungs are A.M. Best rated “A” (Excellent), but Transatlantic Reinsurance financial strength rating was down-rated from A+ (Superior) to its current rating of “A” (Excellent) in September 2008  This rating action was based on the rapid deterioration of the financial condition of American International Group (“AIG”). Transatlantic is an independently publicly traded company (NYSE) and, while AIG owns 59% of Transatlantic, the Transatlantic board of directors is not controlled by AIG. To date, both Swiss Re and Transatlantic, as well as our other reinsurers have continued to reimburse us for paid claims in a manner consistent with past practices.

As of December 31, 2008, all of API’s reinsurance contracts were with companies in adequate financial condition and we believe there was not any need to establish an allowance for doubtful reinsurance recoverable.   We have not experienced any material problems collecting from its reinsurers.

Reinsurance assumed—API had assumed reinsurance liabilities on medical professional liability policies written by another insurance company in the state of Texas.  In the course of assuming this business, API has established a letter of credit for the benefit of this insurance company in the amount of $500,000 and pledged assets in the amount of $525,000 to secure the letter of credit as of December 31, 2008.  Losses and loss adjustment expenses assumed were $36,000 for 2008.  Reserves for losses and loss adjustment expenses assumed were $232,000 at December 31, 2008.

10.

DEFERRED POLICY ACQUISITION COSTS

A summary of deferred acquisition costs deferred and amortized for the period ended December 31, 2008, is as follows (in thousands):

Balance—beginning of period - January 1, 2008	$2,514
Costs deferred	5,303
Costs amortized	(5,317)

Balance—end of period - December 31, 2008	$2,500

A summary of deferred acquisition costs deferred and amortized since acquisition of API on April 1, 2007 through December 31, 2007, is as follows (in thousands):

Balance—beginning of period - April 1, 2007	$2,404
Costs deferred	3,974
Costs amortized	(3,864)

Balance—end of period - December 31, 2007	$2,514

11.

INCOME TAXES

The components of the income tax expense (benefit) reported in the statements of operations at December 31, 2008, 2007, and 2006, are summarized as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Federal:
Federal income taxes on operations	$11,702	$13,095	$1,186
Tax benefit of stock options	605	497	604
Deferred	(1,867)	(1,754)	(99)

State taxes	(12)	91	148

Total taxes incurred	$10,428	$11,929	$1,839

A reconciliation of the expected income tax expense from continuing operations in the accompanying consolidated financial statements by applying the U.S. federal statutory rate of 35% for 2008 and 2007 and 34% for 2006 is as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Income from operations	$29,591	$32,939	$5,039

Expected federal income tax expense for operations	10,357	11,529	1,712

State taxes	(8)	59	98

Tax exempt interest & dividends exclusion	(378)	(170)	(6)
Interest expense preferred stock	134	152	-
Impairment of goodwill	-	436	-
Other, net	323	(77)	35
Federal income tax expense	$10,428	$11,929	$1,839

Effective tax rate	35%	36%	37%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	Year Ended December 31,
	2008	2007
Deferred tax assets:
Loss reserve discounting	$1,703	$1,723
Change in unearned premium	2,741	2,465
Allowance for bad debts	222	-
Realized loss on impairments	4,079	2,793
Unrealized losses on investments acquired in merger	726	835
Deferred compensation & stock option plans	1,602	1,240
Accrued expenses	142	227
Other deferred tax assets	186	171

Total deferred tax assets	11,401	9,454

Deferred tax liabilities:
Deferred acquisition cost	875	880
Unrealized gain on investments available for sale	753	906
Market value allowance on investments	107	88
Tax depreciation in excess of book	112	112
Other deferred liabilities	66	66
Total deferred tax liabilities	1,913	2,052

Total net deferred assets	$9,488	$7,402

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences at December 31, 2008.

At December 31, 2008, we did not have any unused net operating loss carryforward to offset future taxable income. The amount of federal income taxes incurred in the current and prior years that will be available for recoupment of future net losses is $10,428,000, $11,929,000 and $1,839,000 for 2008, 2007 and 2006 respectively.

12.

MANAGEMENT SERVICES

Prior to our acquisition of API on April 1, 2007, API had been organized as a reciprocal insurance exchange under the laws of the State of Texas since 1975. These exchanges generally enter into a contract with an “attorney-in-fact” that provides for all management and administrative services for the reciprocal exchange. The Company, through a wholly owned subsidiary, was the attorney-in fact for API from its inception until the acquisition.

We earned total management service revenues of $88,000, $3,803,000 and $15,555,000 for the years ended 2008, 2007 and 2006, respectively. Total Management Services revenues included management fees paid to us based on the management agreement with API of $0, $2,729,000 and $10,965,000 and expense reimbursements, principally independent agent commissions, of $0, $989,000, and $4,646,000 for the years ended December 31, 2008, 2007 and 2005, respectively.

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

14.

MANDITORILY REDEEMABLE PREFERRED STOCK AND OTHER OBLIGATIONS

In conjunction with the acquisition of API we issued 10,198 shares of Series A redeemable preferred stock, par value $1.00 per share, from the 10,500 shares authorized. Holders of Series A redeemable preferred stock are entitled to cumulative dividends thereon at the rate of three percent (3%) per annum payable on the remaining redemption value per share, in priority to the payments of dividends on the common shares. Holders of our Series A redeemable preferred stock have no preemptive rights and have the same voting rights as the holders of our common stock. The shares are non-certificated and mandatorily redeemable. They will be redeemed ratably at not less than $1,000,000 per year, with all remaining outstanding shares being redeemed by December 31, 2016. During 2008 and 2007, 1,104 and 1,019 shares of our Series A redeemable preferred stock were redeemed for $1,368,000 and $1,058,000, which included accrued dividends of $297,000 and $40,000, respectively. In the event of any liquidation, the holders of our Series A redeemable preferred stock receive an amount equal to the remaining redemption value before any distribution is made to the holders of our common stock.

Pursuant to Financial Accounting Standards Board (“FASB”) Statement No. 150,  Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity  (“FASB No. 150”), an issuer is required to classify an instrument as a liability if it is issued in the form of shares that are mandatorily redeemable if it embodies an unconditional obligation that requires the issuer to redeem the shares by transferring the entity’s assets at a specified or determinable date(s) or upon an event that is certain to occur. In addition, the preferred stock dividend has been classified as interest expense. The preferred stock’s mandatory cash redemption feature coupled with a fixed redemption date and fixed amount requires that it be classified as debt, rather than equity. As of December 31, 2008, the fair market value of the Series A redeemable preferred stock was $7,568,000, based on the outstanding balance of  $8,072,000 discounted at 5.35%.

15.

MINORITY INTEREST

The 3% minority interest in Asset Management, a subsidiary within our Financial Services segment, owned by key individuals within Asset Management, was repurchased by APS Investment Services in the quarter ended September 30, 2007 for a nominal amount.

16.

EMPLOYEE BENEFIT PLANS

We have an employee benefit plan qualifying under Section 401(k) of the Internal Revenue Code for all eligible employees. Employees become eligible upon meeting certain service and age requirements. Employee deferrals may not exceed $15,500 in 2008 unless participant is over age 50, in which case the maximum deferral is $20,500. We may, at our discretion, contribute up to 200% of the employees’ deferred amount. For the years ended December 31, 2008, 2007 and 2006 our contributions aggregated $205,000, $281,000 and $213,000, respectively.

17.

SHARE-BASED COMPENSATION

We have adopted, with shareholder approval, the “2005 Incentive and Non-Qualified Stock Option Plan” (“Incentive Plan”). The Incentive Plan, as amended, provides for the issuance of options to purchase up to 1,250,000 shares of common stock to our directors and key employees. A total of 762,000 of these options have been granted as of December 31, 2008 and 488,000 are available for grants. Of those granted, 45,000 shares have been exercised, 403,000 options are exercisable and 314,000 are not yet exercisable. The previous plan, “1995 Incentive and Non-Qualified Stock Option Plan”, provided for the issuance of 1,600,000 shares of common stock to our directors and key employees. All of the approved options have been granted as of December 31, 2008, 1,403,000 shares have been exercised, 38,000 shares are exercisable and 159,000 options have been cancelled. Upon the exercise of an option we issue the shares from our authorized, but un-issued shares.

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

We account for share-based compensation under the provisions of SFAS No. 123(R), “Share-Based Payment.”  SFAS No. 123(R) is a revision of SFAS No. 123 and supersedes APB No. 25.  SFAS No. 123(R) requires us to recognize in our financial statements the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards.  To measure the fair value of stock options granted to employees and directors, we use the Black-Scholes-Merton option-pricing model, consistent with the method used for pro forma disclosures under SFAS No. 123.

The Black-Sholes-Merton model incorporates various assumptions, including expected volatility, expected life, and risk-free rates of return.  The expected volatility assumptions we used are based on the historical volatility of our common stock over the most recent periods commensurate with the estimated expected life of our options, such estimated life being based on the historical experience of our stock option exercises.  The assumptions used for the years ended December 31, 2008, 2007 and 2006 the resulting estimates of weighted-average fair value per share of options granted during these periods are as follows:

	Year Ended
	2008	2007	2006
Expected volatility	17.59%	18.1% - 31.9%	33.8% - 35.4%
Expected dividend yield	1.46%	1.54% - 1.76%	1.85% - 2.11%
Expected option term	3.7 years	3.7 years	3.7 years
Risk-free rate of return	2.74%	3.20% - 4.87%	4.47% - 4.72%
Expected annual forfeiture rate	0%	1.1%	0 – 4%
Weighted average fair value of options granted during the period	$3.02	$4.65	$5.04

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

For the years ended December 31, 2008, 2007 and 2006, we recorded compensation cost related to stock options of $677,000, $1,279,000 and $226,000 and a related reduction in income taxes of $237,000, $448,000 and $77,000, respectively.  No compensation costs were capitalized.

For the year ended December 31, 2008, the activity relating to stock option issuances under the stock options plans are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at January 1	813,000	$14.24
Options granted	143,000	20.50
Options exercised	(175,000)	10.13
Options forfeited/expired	(26,000)	19.23
Balance at December 31	755,000	$16.21	3.2	$4,004,000
Options exercisable	441,000	$14.32	2.7	$3,174,000

A summary of the Company’s non-vested shares as of December 31, 2008 and the changes during the year ended December 31, 2008 is as follows:

	Number of	Grant date
Non-vested Shares	Shares	Fair Value
Non-vested at January 1, 2008	344,000	$4.01
Granted	143,000	3.02
Vested	(147,000)	4.07
Forfeited	(26,000)	3.25
Non-vested at December 31, 2008	314,000	$3.59

As of December 31, 2008, there was $771,000 of total unrecognized compensation cost related to non-vested shares under the Incentive Plan, which is expected to be recognized over a weighted-average period of 1.4 years.

For the years ended December 31, 2008, 2007 and 2006, other information pertaining to stock options was as follows:

	2008	2007	2006
Weighted average grant date fair value of stock options granted	$3.02	$4.65	$4.06
Total intrinsic value of options exercised (in thousands)	1,873	1,443	1,797
Total grant date fair value of stock options vested during the year ( in thousands)	601	1,014	225

In December 2004, the Board of Directors approved the “American Physicians Service Group, Inc. Affiliate Group Deferred Compensation Master Plan” (“Deferred Compensation Plan”), a non-qualified compensation plan designed to give us more flexibility in compensating key employees and directors through ownership of our common stock. The adoption of the Deferred Compensation Plan was approved by our shareholders at the 2005 Annual Meeting and amended at the 2008 Annual Meeting. Under the Deferred Compensation Plan we may elect to defer a portion of an employee’s incentive compensation or director’s board compensation in the form of a deferred stock grant. Shares become eligible for withdrawal with the passage of time and participants may withdraw eligible shares upon attaining the age of sixty or upon leaving our service. Plan participants may withdraw all shares granted to them provided they have entered into a non-competition agreement with us. We plan for this to be an unfunded plan. Shares to be withdrawn will be purchased in the open market or issued from the authorized shares. In 2008, a total of 28,500 shares were awarded, for which we recorded an expense of $548,000. Of the 250,000 shares authorized under the Deferred Compensation Plan, 162,000 shares have been granted and 88,000 shares remain available for grant. Shares granted are included in shares outstanding and are a component of basic shares outstanding in calculating earnings per share.

18.

INTANGIBLE ASSETS

In accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“S0P 98-1”), we capitalize the costs of software obtained for internal use and record these costs as an Intangible Asset.  In April 2007, we entered into a contract with a vendor to provide us with, and assist us, in the implementation of an integrated policy and claims administration system.  During 2008 we capitalized $357,000 for this project which comprises the majority of the total for intangible assets.   No amortization has been recorded related to this system project as the software has not yet been placed into use.  As of December 31, 2008 and 2007, Intangible Assets related to software obtained for internal use, net of amortization, was $1,280,000 and $1,045,000, respectively. For those other software intangible assets that have already been placed into service, we amortize over a four year life. The project mentioned above will also be amortized over a four year life once it is placed into service in 2009.

At the effective time of the merger, API entered into an Advisory Services Agreement with API Advisory, LLC, or API Advisor, an entity formed by the former members of API's board of directors.  Under the terms of the Advisory Services Agreement, API Advisor would provide advisory and consulting services as an independent contractor. Effective November 19, 2008, upon approval by the Texas Department of Insurance, API and API Advisory, LLC (“API Advisor”) mutually agreed to terminate the Advisory Services Agreement. In consideration for terminating the agreement, API agreed to pay a total sum of $1,000,000 to the members of API Advisor. Each member of API Advisor in turn signed a non-competition agreement..  As of December 31, 2008, Intangible Assets related to these non-competition agreements, net of amortization of $17,000 was $983,000.  The non-competition agreements are amortized over a term of five years on a straight-line basis.

19.

COMMITMENTS AND CONTINGENCIES

We are involved in various claims and legal actions that have arisen in the ordinary course of business. One of our subsidiaries, APS Capital Corporation (“APS Capital”), is currently party to litigation regarding a disputed bankruptcy trade claim.  We believe that the disposition of these matters will not have a material adverse affect on our consolidated financial position, results of operations or cash flows.

20.

STATUTORY ACCOUNTING AND DIVIDEND RESTRICTIONS

Our insurance subsidiary, American Physicians Insurance Company (”API”), is required to file statutory financial statements with the Texas Department of Insurance (“TDI”), the state in which it is domiciled.  These statutory financial statements are prepared based upon statutory accounting practices prescribed or permitted by the TDI and National Association of Commissioners (“NAIC”). There were no material differences between accounting practices permitted or prescribed by the TDI and the NAIC.  Statutory Accounting Practices vary in certain respects to GAAP.  The principle variances are as follows:

•

Deferred policy acquisition costs are charged against operations as incurred for statutory accounting purposes.

•

Assets designated as non-admitted assets are charged directly to surplus for statutory accounting purposes.

•

Bonds and U.S. government securities are generally carried at amortized cost for statutory accounting purposes

•

Reserves for losses and loss adjustment expenses are reported net of the impact of reinsurance for statutory accounting purposes.

•

Deferred federal income taxes applicable to operations are recorded in income for GAAP, whereas deferred federal income taxes are recorded in surplus for statutory accounting purposes.

Statutory net income for the year ended December 31, 2008, 2007 and 2006 was $19,549,000, $22,730,000, and $15,554,215, respectively. Statutory surplus as December 31, 2008 and 2007 was $88,037,000 and $77,173,000, respectively.  The NAIC specifies risk-based capital requirements for property and casualty providers. At December 31, 2008 statutory surplus was sufficient to satisfy regulatory requirements.

The ability of API to pay dividends to us or redeem any of the API preferred stock that we hold is subject to regulation by the TDI. In addition to restrictions on dividends and distributions applicable to all Texas stock insurance companies, for so long as any Series A redeemable preferred stock is outstanding, the TDI prohibits API from paying dividends or other distributions to us in respect of API’s capital stock that we hold in any calendar year unless and until we have complied with our redemption and dividend payment obligation to the holders of our Series A redeemable preferred stock for that year. Our agreement with the TDI also provides that, until all of our Series A redeemable preferred stock has been fully redeemed and all dividends have paid, API will not make aggregate annual dividends to us with respect to API’s capital stock in excess of the lesser of 10% of API’s prior year-end policyholder statutory surplus or API’s prior year statutory net income, and in no event may such distributions exceed API’s statutory earned surplus. By way of illustration, if this dividend restriction had been in place in 2006 possible dividends paid by API to us for those years would have been limited to $4,555,000. For the calendar year 2007, the dividend restriction was $7,717,000 and through March 1, 2009 total dividends paid to us for 2007 was $7,377,000.  For the calendar year 2008, the dividend restriction is $8,804,000 and no dividends have yet been paid to us.

21.

SEGMENT INFORMATION

Our segments are distinct by type of service provided. Each segment has its own management team.

Our Insurance Services segment provides medical professional liability insurance for physicians and other healthcare providers in the states of Texas, Arkansas and Oklahoma through our wholly-owned subsidiary, API. We currently insure approximately 5,330 physicians and other healthcare providers with approximately 95% of premiums written in Texas.

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

All other represents the parent company and derives its income primarily from investment income and dividends paid by the other segments.

	Year Ended December 31,
	2008	2007	2006
Operating Revenues
Insurance services	$65,610	$62,074	$15,555
Financial services	6,640	21,404	17,030
All other	8,900	5,367	5,417
Total segment revenues	$81,150	$88,845	$38,002

Reconciliation to Consolidated Statements of Operations:
Total segment revenues	$81,150	$88,845	$38,002
Less: intercompany dividends	(6,401)	(4,442)	(4,438)
Total revenues	$74,749	$84,403	$33,564

Operating Income:
Insurance services	$35,953	$35,099	$4,293
Financial services	(3,109)	2,374	1,873
All other	(3,253)	(4,534)	(1,127)
Total segment operating income	$29,591	$32,939	$5,039

Capital expenditures:
Insurance services	$407	$1,035	$84
Financial services	22	56	40
All other	381	41	42
	$810	$1,132	$166

Depreciation/amortization expenses:
Insurance services	$213	$226	$38
Financial services	425	348	363
All other	110	122	20
	$748	$696	$421

	December 31,
Balance sheet data:	2008	2007
Identifiable assets
Insurance services	$234,229	$226,434
Financial services	2,851	5,481
All other	46,474	50,883
	$283,554	$282,798

22.

EARNINGS PER SHARE

Basic earnings per share are based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflect dilution from all contingently issuable shares, such as options. A reconciliation of income and weighted average shares outstanding used in the calculation of basic and diluted income per share from operations follows:

(in thousands except per share data)	Year Ended December 31,
	2008	2007	2006
Numerator for basic and diluted income per common share:

Net income before extraordinary gain	$19,163	$21,009	$3,194
Extraordinary gain	-	2,264	-
Net income	$19,163	$23,273	$3,194

Denominator:

Denominator for basic income per common share – weighted average shares outstanding	7,131	5,532	2,774
Effect of dilutive stock options and awards	117	163	159
Denominator for diluted income per common share – adjusted weighted average shares outstanding	7,248	5,695	2,933

Net income - basic	$2.69	$4.21	$1.15
Net income - diluted	$2.64	$4.09	$1.09

At December 31, 2008, options to purchase approximately 220,000 shares of common stock with exercise prices ranging from $17.50 to $20.50 were not included in the computation of diluted earnings per share due to their anti-dilutive effect.

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

23.

FAIR VALUE DISCLOSURES

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157, Fair Value Measurements.  SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities.  Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts its business.  SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.  Our assessments with respect to assumptions that market participants would make are inherently difficult to determine and use of different assumptions could result in material changes to these fair value measurements. Effective January 1, 2008, the Company adopted the provisions of SFAS 157 as it relates to financial assets and financial liabilities. The adoption of SFAS 157 did not have a material effect on our results of operations, financial position or liquidity.

In September 2008, the SEC and FASB issued joint guidance providing clarification of issues surrounding the determination of fair value measurements under the provisions of SFAS 157 in the current market environment.  In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which amended SFAS 157 to provide an illustrative example of how to determine the fair value of a financial asset when the market for that asset is not active.

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

The following table presents the estimated fair value of our financial instruments on a recurring basis as of December 31, 2008:

(in thousands)		Fair Value Measurements at December 31, 2008 Using:
	December 31, 2008	Quoted prices in active markets for identical assets Level 1	Significant other ob- servable inputs Level 2	Significant other unob- servable inputs Level 3

Description
Financial Assets:
Fixed income securities, available for sale	$198,011	$30,993	$164,359	$2,659
Equity securities, available for sale	10,099	10,044	55	-
Total	$208,110	$41,037	$164,414	$2,659

Percentage of Assets by Fair Value Hierarchy	100%	19.7%	79.0%	1.3%

A reconciliation of the beginning and ending balances of our financial instruments for fair value measurements made using significant unobservable inputs (Level 3) follows (in thousands):

Fixed Maturity Securities, Available for Sale
Balance, January 1, 2008	$11,867

Total gains or losses realized/unrealized:
Included in earnings (or changes in net assets)	(4,511)
Included in other comprehensive income	1,260
Purchases, issuances, and settlements	(2,297)
Transfers in and/or out of Level 3	(3,660)

Balance, December 31, 2008	$2,659

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2008	$(4,511)

Gains and losses (realized and unrealized) included in earnings for the period are reported in net realized investment gains (losses) as follows:

Total gains or losses included in earnings for the period (above)	$(4,519)

Change in unrealized gains or losses related to assets held at December 31, 2008	$(1,009)

Level 1 consists of instruments whose values are based on quoted market prices in active markets. We receive quoted market prices from a third party, independent, nationally recognized pricing service (pricing service). The Company utilizes the pricing service, either for market values obtained based on quoted, actively traded market prices (Level 1) or quoted prices for similar assets in active markets or market prices obtained from third-party pricing services for identical or comparable assets (Level 2). Of our investment portfolio of $208,110,000 as of December 31, 2008 approximately 99% of our fixed-income securities are priced either as Level 1 or Level 2. The fair value estimate for our equity portfolio of $10,044,000 and our U.S. Treasury fixed income securities of $30,993,000 are based on Level 1 pricing provided by this pricing service since there is an active, readily tradable market value based on quoted prices, as of December 31, 2008, or the measurement date. Active markets are those in which transactions occur in significant frequency and volume to provide pricing information on an on-going basis. Valuation of Level 1 securities does not entail a significant degree of judgment since an active market exists and quoted prices are readily and regularly available.

With the exception of U.S. Treasury securities, very few of our fixed-income securities are actively traded.  Most of our fixed-income securities, such as government or agency mortgage backed securities, tax-exempt municipal securities and corporate securities are valued using a pricing service and fall within Level 2.  Level 2 pricing in our fair value hierarchy comprises $164,414,000 or 79.0% of our investment portfolio which as of December 31, 2008 includes our U.S. Government agency bonds/notes of $24,415,000; U.S Government agency mortgage backed bonds of $30,429,000; U.S. Government agency collateralized mortgage obligations (“CMO’s) of $50,531,000; Government tax-exempt bonds of $25,447,000; corporate bonds of $7,808,000 and non-agency CMO’s of $25,730,000.  Five Alt-A securities with a fair value estimate of $2,659,000 or 1.3% of our investment portfolio are classified as Level 3 since the securities are priced based on non-binding indications provided by dealers and the professional judgment of our investment professionals in our asset management subsidiary, APS Asset Management (Asset Manager) upon review of the specifics of the security, including class, maturity, credit rating, durations, collateral and comparable markets for similar securities.  Alt-A securities are generally considered to have underlying mortgages with underwriting characteristics that are stronger than “Subprime” mortgages but less stringent than “Prime” mortgages.

In regards to Level 2 pricing, fair values are used and are based on the market prices from the pricing service where valuations are based on quoted market prices for identical or similar assets and/or valuations using industry-standard models such as matrix pricing. The pricing service evaluates each asset based on relevant market information, credit information, perceived market movements and sector news.  The market inputs utilized in the pricing evaluation include, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets benchmark securities, bids and offers, quoted forward prices, time value, volatility factors, current market and contractual prices for the underlying instrument, and industry news and economic events. For mortgage related products, the pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios.  Depending on the security, the priority of the use of inputs may change or some market inputs may not be relevant.  The pricing service we utilize has indicated that they will only produce an estimate of fair value if there is objectively verifiable information to produce a valuation.

Through our Asset Manager, we review the estimates and assumptions of fair value of each security provided by the pricing service for Level 1 and Level 2 pricing and compare these estimates to our custodial bank statement, which also provides a fair market value for the securities we hold to determine if the estimates are representative of the prices in the market. Comparing our fair value pricing obtained from our custodial bank statement serves as a cross-check to the validity of the information provided from the pricing service. Valuations are reviewed for reasonableness based upon the specifics of the security, including class, maturity, credit rating, durations, collateral and comparable markets for similar securities.  We may adjust the valuation of securities from the independent pricing service when we believe its pricing does not fairly represent the market value of the investment.  For example, when market observable data is not as readily available or if the security trades in an inactive market, the valuation of financial instruments becomes more subjective and could involve substantial judgment resulting in Level 3 pricing. We generally consider a market to be inactive if the following conditions exist: (1) there are very few transactions for the financial instrument; (2) the prices in the market are not current; (3) the price quotes we receive vary significantly over time or among independent pricing services or dealers; and (4) there is a limited availability of public market information.

In the third quarter of 2007, the market for non-agency collateralized debt obligations, specifically the market for Alt-A’s, became increasingly inactive based on the limited number of transactions, varying market prices provided by dealers and the limited availability of market data for these securities. The inactivity was evidenced by a significant widening of the bid and ask spread in the dealer markets in which these securities trade and a significant decrease in the volume of trades relative to historical levels.   As of December 31, 2008, our portfolio contained seven CMO securities classified as Alt-A of which five of these securities, or $2,659,000 representing 1.3% of our investment portfolio, are classified as Level 3 pricing. The remaining non-agency CMO’s in our investment portfolio have underlying mortgages categorized as “Prime” quality loans with no adjustable features, and none of our CMO’s have underlying mortgages classified as “Subprime.” All of our CMO’s including our Alt-A securities have underlying mortgages with fixed interest rates and all but one Alt-A security is investment grade, currently rated either AA or A. During the quarter ended December 31, 2008, one of the Alt-A securities with a fair market value of $27,000 at December 31, 2008 was downgraded to a “C” rating.

The deepening national housing crisis and its potential impact on the underlying collateral of our Alt-A securities has resulted in a significant and rapid decline of their fair market value, especially in relation to the market prices provided by the outside pricing service. Consistent with our approach to pricing our entire portfolio, we initially received market pricing on these securities from the pricing service. We then reviewed the pricing of our Alt-A securities based on the market environment and the specific characteristics including the overall structure of the instrument; default rates; demographic and geographic characteristics of the underlying mortgages; support levels; and loan to value ratios.  As a result of this review, as of December 31, 2008, we have adjusted five of the seven Alt-A securities to lower fair market value from those indicated by the pricing service, (a market-corroborated observable input) based on non-binding indications received from dealers and the judgment of our Asset Manager (unobservable inputs).  We obtain two to three indications from dealers who actively trade in these or similar securities, but are not binding offers. Because the approach to valuing these securities involves significant professional judgment and the expertise of our Asset Manager including the use of unobservable inputs from non-binding dealer indications, we classify securities valued in this manner as Level 3.

As noted in the table above (reconciliation of beginning and ending balances of our financial instruments for fair value measurements made using significant unobservable inputs (Level 3)), $3,660,000 was transferred out of Level 3 to Level 2 during the twelve months ended December 31, 2008 as the pricing from dealer indications we received was comparable to the independent pricing service. We attempt to apply consistent methods and techniques utilized in previous evaluation periods to determine the appropriate level within the fair value hierarchy. Changes in pricing based on Level 3 pricing assumptions of our lowest rated Alt-A securities can have a material effect on our results of operations and financial position as evidenced by the recognition of realized losses of $1,220,100 and $5,818,600, respectively for the three and the twelve months ended December 31, 2008 on these Alt-A securities.  If we would have selected pricing based on Level 2 assumptions provided by the pricing service, we would have recognized realized losses of only $693,900 and $3,194,400, respectively, or a $526,200 and $2,624,200 difference for the three and the twelve months ended December 31, 2008. Additionally, our financial position would have been higher since our fixed maturities, available for sale and accumulated, other comprehensive income would have been increased by $1,387,500 as of December 31, 2008 based on different pricing assumptions.

24.

SUPPLEMENTAL CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarter to quarter comparisons of results of operations have been and may be materially impacted by bond market conditions and whether or not there are profits at the medical malpractice insurance company which we manage and whose profits we share. We believe that the historical pattern of quarterly sales and income as a percentage of the annual total may not be indicative of the pattern in future years. The following tables set forth selected quarterly consolidated financial information for the years ended December 31, 2008, 2007 and 2006:

	(In thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Revenues	$19,632	$17,823	$19,886	$17,408

Net income **	$3,380	$6,146	$7,183	$2,454

Basic net income per share:	$0.47	$0.86	$1.01	$0.35

Diluted income per share:	$0.46	$0.84	$0.99	$0.34

2007
Revenues	$8,812	$29,927	$22,879	$22,785

Net income (loss)	$(95)	$12,071	$5,292	$6,005

Basic net income (loss) per share:	$(0.03)	$2.44	$0.74	$0.84

Diluted income (loss) per share:	$(0.03)	$2.37	$0.73	$0.82

2006
Revenues	$7,443	$8,214	$7,125	$10,782

Net Income	$562	$598	$409	$1,625

Basic net income per share:	$0.20	$0.22	$0.15	$0.58

Diluted income per share:	$0.19	$0.21	$0.14	$0.56

**Note: The fluctuations in 2008 Net income occurred primarily as a result of variances in the amount of favorable development taken at our Insurance Services which totaled $1,548,000, $8,277,000, $7,690,000 and $3,050,000 for the quarters ended March 31, June 30, September 30 and December 31, 2008, respectively.

American Physicians Service Group, Inc.

Schedule I — Summary of Investments — Other Than Investments in Related Parties

December 31, 2008

Type of Investment	Cost Or Amortized Cost	Fair Value	Amount Which is Presented in the Balance Sheet
	In thousands
Fixed maturities available for sale:
U.S. treasury notes / bills	$30,226	$30,992	$30,992
U.S. government agency mortgage-backed bonds	29,090	30,429	30,429
U.S. government agency collateralized mortgage obligations	51,831	53,482	53,482
Collateralized mortgage obligations	26,491	25,438	25,438
U.S. government agency bonds / notes	23,904	24,415	24,415
Government tax-exempt bonds	26,565	25,447	25,447
Corporate bonds	7,784	7,808	7,808

Total fixed maturities available for sale	$195,891	$198,011	$198,011

Equity securities available for sale	11,652	10,099	10,099

Other invested assets	1,599	1,599	1,599

Total investments	$209,142	$209,709	$209,709

American Physicians Service Group, Inc. (Parent Company)

Schedule II - Condensed Financial Information

Condensed Balance Sheets

(in thousands)
	December 31,	December 31,
	2008	2007
Assets
Investments in subsidiaries	$96,811	$83,112
Cash and cash equivalents	4,032	4,949
Equity securities	5,246	5,108
Fixed income securities	35,968	35,897
Deferred federal income taxes	877	2,069
Property and equipment, net	362	90
Other assets	2,752	2,013
Total assets	$146,048	$133,238

Liabilities
Accrued expenses and other liabilities	$1,323	$1,495
Federal income taxes payable (receivable)	692	(1,957)
Federal income taxes payable to affiliates	-	1,166
Mandatorily redeemable preferred stock	7,568	8,554
Total liabilities	9,583	9,258

Commitments and contingencies

Shareholders' equity
Common stock, $0.10 par value, 20,000,000 shares authorized, 7,014,386 and 7,213,626 issued and outstanding at December 31, 2008 and December 31, 2007	701	721
Additional paid-in capital	75,367	79,752
Accumulated other comprehensive income	368	545
Retained earnings	60,029	42,962
Total shareholders' equity	136,465	123,980
Total liabilities and shareholders' equity	$146,048	$133,238

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of American Physicians Service Group, Inc. and Subsidiaries.

American Physicians Service Group, Inc. (Parent Company)

Schedule II - Condensed Financial Information

Condensed Statements of Operations

For the Years Ended December 31, 2008, 2007 and 2006

(in thousands)
	2008	2007	2006
Revenues
Investment income	$1,783	$1,542	$735
Other income	67	78	88
Total revenues	1,850	1,620	823

Expenses
Compensation cost	3,096	3,177	1,502
Depreciation	110	26	20
General and administrative	2,542	2,004	213
Total expenses	5,748	5,207	1,735

Loss before income taxes, gain on investments and equity in undistributed income of subsidiaries	(3,898)	(3,587)	(912)

Gain (loss) on sale of investments and other	579	(685)	155
Income tax benefit	760	1,011	246
Loss before equity in undistributed income in subsidiaries	(2,559)	(3,261)	(511)

Equity in net income of subsidiaries	21,722	26,534	3,705
Net income	$19,163	$23,273	$3,194

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of American Physicians Service Group, Inc. and Subsidiaries.

American Physicians Service Group, Inc. (Parent Company)

Schedule II - Condensed Financial Information

Condensed Statements of Cash Flows

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$19,163	$23,273	$3,194
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(21,722)	(26,534)	(3,705)
Dividends from subsidiaries	6,401	4,177	4,888
Depreciation	110	26	20
Amortization and accretion	349	76	(94)
(Gains) losses on investments, net of impairments	(579)	685	(155)
Common stock awarded	548	1,150	316
Stock options expensed	677	1,279	226
Excess tax benefits of share-based awards	(605)
Deferred federal income taxes	1,877	(1,112)	(125)
Changes in:
Other assets	(479)	(1,222)	1,325
Federal income taxes payable/receivable	1,483	247	(57)
Accrued expenses and other liabilities	(573)	641	(1,769)
Net cash provided by operating activities	6,650	2,686	4,064

Cash flows from investing activities:
Capital expenditures	(382)	(42)	(42)
Proceeds from the sale of available-for-sale equity and fixed income securities	24,980	21,404	11,669
Purchases of available-for-sale equity and fixed income securities	(24,799)	(41,680)	(14,563)
Acquisition costs	-	35	-
Capital contribution to subsidiary	1,600	(10,000)	-
Funds loaned to others	(300)	-	-
Collection of notes receivable and other	20	40	40
Net cash used in investing activities	1,119	(30,243)	(2,896)

Cash flows from financing activities:
Secondary stock offering and over-allotment	-	35,073	-
Exercise of stock options	186	558	986
Excess tax benefits of share-based awards	605	496	604
Repurchases of common stock	(6,013)	(1,270)	(2,388)
Preferred stock redemption	(1,368)	(1,018)	-
Minority interest buyback	-	(6)	-
Dividends paid	(2,096)	(1,416)	(820)
Net cash provided by (used in) financing activities	(8,686)	32,417	(1,618)

Net increase (decrease) in cash and cash equivalents	(917)	4,860	(450)
Cash and cash equivalents at beginning of year	4,949	89	539
Cash and cash equivalents at end of year	$4,032	$4,949	$89

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of American Physicians Service Group, Inc. and Subsidiaries.

American Physicians Service Group, Inc. (Parent Company)

Notes to the Condensed Financial Information of the Registrant

Years Ended December 31, 2008, 2007 and 2006

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

•

APS Investment Services, Inc. – An investment firm incorporated under Delaware law ("Investment Services").

•

APS Financial Corporation – A licensed broker/dealer incorporated under Colorado law

•

APS Asset Management, Inc. – A registered investment advisor incorporated under Delaware law.

•

APS Capital Corporation – A financial services company that clears and settles the trading of bank loans, trade claims and distressed private loan portfolios incorporated under Delaware law.

•

American Physicians Management Consulting, Inc. – An insurance services company incorporated under Texas law.

•

American Physicians Management Consulting, Inc. DBA APMC Insurance Agency, Inc. – a managing general agent incorporated under Texas law.

•

American Physicians Management Consulting, Inc. DBA APMC Insurance Services Agency – A general lines property and casualty agency incorporated under Texas law .

•

APMC Financial Services, Inc. – A general lines agency; life, accident, health and HMO agency incorporated under Texas law.

(2)

Federal Income Taxes

APSG files a consolidated federal income tax return with the entities noted in Note 1, Description of Business above. Allocations of taxes among the entities is subject to a written agreement and is based upon separate return calculations, with current credit for net losses to the extent they can be used in the current year consolidated tax return.

(3)

Dividends

During 2008, Insurance Services declared dividends to APSG totaling $1,125,000, and APIC declared dividends to APSG totaling $5,276,000, of which all but $126,000 was paid to APSG by year-end.

During 2007, APIC declared dividends to APSG totaling $227,000 which had not been paid to APSG by year-end, Insurance Services declared dividends to APSG totaling $2,730,000 and Investment Services declared dividends to APSG totaling $1,485,000, of which all but $285,000 was paid to APSG by year-end.

During 2006, Investment Services declared dividends to APSG totaling $1,518,000, of which all but $250,000 was received by year-end, and APS Insurance Services declared dividends to APSG totaling $2,920,000

(4)

Mandatorily Redeemable Preferred Stock

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

In addition to restrictions on dividends and distributions applicable to all Texas stock insurance companies, for so long as any APSG Series A redeemable preferred stock is outstanding, the Texas Department of Insurance prohibits APIC from paying dividends to APSG in any calendar year unless and until APSG has complied with its redemption and dividend payment obligations to the holders of its Series A redeemable preferred stock (former subscribers with outstanding refundable deposits at the date of acquisition) for that year. APIC's agreement with the Texas Department of Insurance also provides that, until all of APSG Series A redeemable preferred stock has been redeemed and all dividends have been paid, it will not make aggregate annual dividends to APSG with respect to its capital stock in excess of the lesser of 10% of APIC's prior year-end policyholder surplus or APIC's prior year statutory net income, and in no event may such distributions exceed APIC's statutory earned surplus.

During 2008, 1,106 shares of our Series A redeemable preferred stock were redeemed for $1,368,000, which included accrued dividends of $297,000. With these purchases, a total of 2,126 shares of our Series A redeemable preferred stock have been redeemed for a total of $2,428,000, which included total accrued dividends of $337,000 since we began preferred stock redemptions in 2007.

(5)

Share Repurchases

Our original $2,000,000 share repurchase program was announced August 17, 2004 and was increased in $2,000,000 increments on December 12, 2005 and on June 30, 2006 and by $1,000,000 on September 7, 2007 and was increased in $4,000,000 increments on March 8, 2008 and on October 1, 2008. As of December 31, 2008, we have a maximum dollar value of $2,907,000 remaining for the future purchase of shares under the Share Repurchase Plan.

American Physicians Service Group, Inc.

Schedule III — Supplementary Insurance Information

For the Years Ended December 31, 2008 and 2007

In thousands
	2008	2007
Deferred policy acquisition costs	$2,500	$2,514
Reserve for losses and loss adjustment expenses	92,141	101,606
Unearned premiums fees	36,785	35,417
Net premiums written	64,117	50,120
Net premiums earned	64,081	56,039
Net investment income (1)	9,894	6,409
Net realized capital losses (2)	(8,395)	(4,571)
Losses and loss adjustment expenses incurred:
Net losses and loss adjustment expenses– current year	39,134	29,751
Net losses and loss adjustment expenses – prior years	(20,565)	(16,056)
Total losses and loss adjustment expenses incurred	18,569	13,695
Underwriting, acquisition and insurance expenses:
Amortization of deferred policy acquisition costs	5,317	3,864
Other underwriting, acquisition and insurance expenses	11,074	8,320

(1) Does not include $2,105 and 2,284 of net investment income from other segments for 2008 and 2007, respectively.

(2) Does not include $646 of net realized gains for 2008 and $(685) of net realized losses for 2007 from other segments.

Reflects financial information for a full year for 2008 and a partial year from April 1, 2007 (date of acquisition of American Physicians Insurance Company) through December 31, 2007.

American Physicians Service Group, Inc.

Schedule IV — Reinsurance

For the Years Ended December 31, 2008 and 2007

In thousands
	2008	2007
Property and Casualty
Premiums earned	$62,538	$51,226
Premiums ceded	1,543	4,813
Premiums assumed	-	-
Total net premiums earned	$64,081	$56,039
Percentage of amount assumed to net	0%	0%

See accompanying notes to the consolidated financial statements.

Reflects financial information for a full year for 2008 and a partial year from April 1, 2007 (date of acquisition of American Physicians Insurance Company) through December 31, 2007.

American Physicians Service Group, Inc.

Schedule VI— Property & Casualty Supplementary Insurance Information

For the Year Ended December 31, 2008

See Schedule III — Supplementary Insurance Information