Form 10-Q
period 2009-03-31
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 2009-05-08
CIK 724024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-Q

☑	Quarterly Report Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended March 31, 2009
or
☐	Transition Report Pursuant to Sections 13 or 15(d) of the Securities and Exchange Act of 1934 For the transition period from __________ to __________

Commission File Number 001-31434

AMERICAN PHYSICIANS SERVICE GROUP, INC.

(Exact name of registrant as specified in its charter)

Texas	75-1458323
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification No.)

1301 S. Capital of Texas Highway, Suite C-300, Austin, Texas 78746
(Address of principal executive offices)(Zip Code)

(512) 328-0888
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class Common Stock, $.10 par value	Number of Shares Outstanding At April 30, 2009 6,904,247

AMERICAN PHYSICIANS SERVICE GROUP, INC.

Table of Contents to Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2009

PART 1

FINANCIAL INFORMATION

AMERICAN PHYSICIANS SERVICE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)	March 31,	December 31,
	2009	2008
Assets

Investments:
Fixed maturities available for sale, at fair value	$190,630	$198,011
Equity securities available for sale, at fair value	10,110	10,099
Other invested assets	1,478	1,599
Total investments	202,218	209,709

Cash and cash equivalents	38,423	22,060
Accrued investment income	1,333	1,489
Premium and maintenance fees receivable	17,285	17,186
Reinsurance recoverables on paid and unpaid loss adjustment expenses	12,739	13,796
Other amounts receivable under reinsurance contracts	-	1,497
Deferred policy acquisition costs	2,681	2,500
Subrogation recoverables	219	219
Federal income tax receivable	-	738
Deferred tax assets	9,037	9,488
Property and equipment, net	541	590
Intangible assets	2,254	2,264
Other assets	3,095	2,018

Total assets	$289,825	$283,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)	March 31,	December 31,
	2009	2008
Liabilities

Reserve for loss and loss adjustment expense	$91,341	$92,141
Unearned premiums and maintenance fees	38,196	36,785
Reinsurance premiums payable	26	61
Funds held under reinsurance treaties	5,112	3,978
Trade accounts payable	301	290
Accrued expenses and other liabilities	4,121	6,266
Federal income tax payable	2,125	-
Mandatorily redeemable preferred stock	6,464	7,568

Total liabilities	147,686	147,089

Commitments and contingencies

Shareholders' Equity

Preferred stock, $1.00 par value, 1,000,000 shares authorized, 7,050 and 8,074 issued and outstanding at March 31, 2009 and December 31, 2008, respectively
Common stock, $0.10 par value, 20,000,000 shares authorized, 6,971,124 and 7,014,386 issued and outstanding at March 31, 2009 and December 31, 2008, respectively	697	701
Additional paid-in capital	75,104	75,367
Accumulated other comprehensive income (loss), net of taxes	2,189	368
Retained earnings	64,149	60,029

Total shareholders' equity	142,139	136,465

Total liabilities & shareholders' equity	$289,825	$283,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)	Three Months Ended March 31,
	2009	2008
REVENUES

Gross premiums and maintenance fees written	$17,540	$14,736
Premiums ceded	328	1,395
Change in unearned premiums & maintenance fees	(1,411)	1,223

Net premiums and maintenance fees earned	16,457	17,354

Investment income, net of investment expense	2,551	3,056
Realized capital loss, net	(1,282)	(2,595)
Financial services	1,448	1,800
Other revenue	57	17

Total revenues	19,231	19,632

EXPENSES

Losses and loss adjustment expenses	6,121	7,509
Other underwriting expenses	3,221	2,604
Change in deferred policy acquisition costs	(181)	93
Financial services expenses	1,628	2,570
General and administrative expenses	1,224	1,558

Total expenses	12,013	14,334

Income from operations	7,218	5,298

Income tax expense	2,488	1,918

Net income	$4,730	$3,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share data)
	Three Months Ended March 31,
	2009	2008
Net income per common share

Basic:

Net Income	$0.68	$0.47

Diluted:

Net Income	$0.67	$0.46

Basic weighted average shares outstanding	6,994	7,188

Diluted weighted average shares outstanding	7,083	7,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

For the three months ended March 31, 2009 and 2008

(In thousands, except share amounts)
						Accumulated
			Additional			Other		Total
	Shares	Common	Paid-In	Retained	Comprehensive	Comprehensive	Treasury	Shareholders'
	Outstanding	Stock	Capital	Earnings	Income	Income	Stock	Equity
Balance December 31, 2008	7,014,386	$701	$75,367	$60,029		$368	$-	$136,465

Comprehensive income:
Net income	-	-	-	4,730	4,730	-	-	4,730
Other comprehensive income, net of tax:
Unrealized gain on securities, (net of reclassification adjustment)	-	-	-	-	1,821	1,821	-	1,821
Comprehensive income:					$6,551
Stock options expensed	-	-	161	-		-	-	161
Stock options exercised- exchanged	30,000	3	415	-		-	-	418
Tax benefit from exercise of stock options	-	-	5	-		-	-	5
Treasury stock purchases	-	-	-	-		-	(1,506)	(1,506)
Cancelled treasury stock – purchased	(55,082)	(5)	(648)	(435)		-	1,088	-
Cancelled treasury stock – exchanged	(20,480)	(2)	(241)	(175)		-	418	-
Deferred compensation granted	2,300	-	45	-		-	-	45
Balance March 31, 2009	6,971,124	$697	$75,104	$64,149		$2,189	$-	$142,139

						Accumulated
			Additional			Other		Total
	Shares	Common	Paid-In	Retained	Comprehensive	Comprehensive	Treasury	Shareholders'
	Outstanding	Stock	Capital	Earnings	Income	Income	Stock	Equity
Balance December 31, 2007	7,213,626	$721	$79,752	$42,962	$-	$545	$-	$123,980

Comprehensive income:
Net income	-	-	-	3,380	3,380	-	-	3,380
Other comprehensive income, net of tax:
Unrealized gain on securities, (net of reclassification adjustment)	-	-	-	-	214	214	-	214
Comprehensive income:					$3,594
Stock options expensed	-	-	155	-		-	-	155
Stock options exercised- proceeds	9,000	1	83	-		-	-	84
Stock options exercised- exchanged	23,000	2	207	-		-	-	209
Tax benefit from exercise of stock options	-	-	103	-		-	-	103
Treasury stock purchases	-	-	-	-		-	(1,598)	(1,598)
Cancelled treasury stock – purchased	(71,746)	(7)	(1,333)	-		-	1,340	-
Cancelled treasury stock – exchanged	(13,278)	(1)	(257)	-		-	258	-
Common stock awarded	16,500	2	300	-		-	-	302
Balance March 31, 2008	7,177,102	$718	$79,010	$46,342		$759	$-	$126,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net Income	$4,730	$3,380
Adjustments to reconcile net income to cash provided by operating activities:
Amortization and accretion of investments	28	(321)
Depreciation and amortization	196	181
Realized losses on investments	1,282	2,595
Change in deferred acquisition costs	(181)	92
Common stock awarded	45	302
Stock options expensed	161	155
Deferred income tax benefit	(525)	(1,331)
Other non-cash items	68	97
Changes in operating assets and liabilities, net of business acquisition:
Restricted cash	-	(136)
Premium receivables, net	(99)	1,540
Other amounts receivable under reinsurance contracts	1,459	4,428
Reinsurance recoverables on unpaid and paid loss expenses	1,033	2,022
Funds held under reinsurance treaties	1,134	660
Reserve for losses and loss adjustment expenses	(800)	370
Unearned premiums and maintenance fees	1,411	(1,257)
Other receivables and assets	(916)	837
Federal income tax payable	2,863	5,089
Accrued expenses & other liabilities	(2,168)	(4,195)
Net cash provided by operating activities	9,721	14,508

Cash flows provided by (used in) investing activities:
Capital expenditures	(81)	(403)
Proceeds from the sale of available-for-sale equity and fixed income securities	33,306	12,805
Purchase of available-for-sale equity and fixed income securities	(24,430)	(15,136)
Funds loaned to others	-	(423)
Collection of notes receivable and other	125	485
Net cash provided by (used in) investing activities	8,920	(2,672)

Cash flows used in financing activities:
Exercise of stock options	-	84
Excess tax benefits from stock-based compensation	5	103
Repurchases of common stock	(1,088)	(1,340)
Preferred stock redemption	(1,195)	-
Net cash used in financing activities	(2,278)	(1,153)

Net change in cash and cash equivalents	16,363	10,683

Cash and cash equivalents at beginning of period	22,060	18,391
Cash and cash equivalents at end of period	$38,423	$29,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

1.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated unaudited financial statements as of and for the three month periods ended March 31, 2009 and 2008 reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. These consolidated financial statements have not been audited by our independent registered public accounting firm. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC should be read in conjunction with this Quarterly Report on Form 10-Q.

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

Effective January 1, 2008, we adopted SFAS 157, Fair Value Measurements, for our financial assets and financial liabilities, but did not adopt SFAS 157 as it related to nonfinancial assets and liabilities based on the February 2008 issuance of  FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which permits a one-year deferral of the application of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  The adoption of SFAS 157 as it pertains to financial assets and liabilities did not have a material impact on our results of operations, financial position or liquidity. Effective January 1, 2009, we adopted FAS 157 for non-financial assets and non-financial liabilities and it did have a material effect on our results of operations, financial position or liquidity. For additional disclosures, see Note 13, Fair Value Disclosures.

In December 2007, the FASB issued Statement of Financial Accounting Standards, or SFAS No. 141 (Revised December 2007) “Business Combinations” (SFAS 141R). SFAS 141R replaces FASB Statement No. 141, “Business Combinations” but retains the fundamental requirement in SFAS 141 that the acquisition method (referred to as the purchase method in SFAS 141) of accounting be used for all business combinations. SFAS 141R provides new and additional guidance with respect to business combinations including: defining the acquirer in a transaction, the valuation of assets and liabilities when non-controlling interests exist, the treatment of contingent consideration, the treatment of costs incurred to effect the acquisition, the treatment of reorganization costs, and the valuation of assets and liabilities when the purchase price is below the net fair value of assets acquired. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption was prohibited. We have adopted the Statement on its effective date, however, because there were no acquisitions during the current quarter, there was no impact on our financial position, results of operations or cash flows.

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

In April 2009, the Financial Accounting Standards Board, or FASB, issued two FASB Staff Positions, or FSPs, to address concerns about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions and (2) recording impairment charges on investments in debt securities. The FASB also issued a third FSP to require disclosures of fair values of certain financial instruments in interim financial statements.

FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. This FSP also requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques).

FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, will change (1) the trigger for determining whether an other-than-temporary impairment exists and (2) the amount of an impairment charge to be recorded in earnings. To determine whether an other-than-temporary impairment exists, an entity will be required to assess the likelihood of selling a security prior to recovering its cost basis. This is a change from the current requirement for an entity to assess whether it has the intent and ability to hold a security to recovery or maturity. This FSP also expands and increases the frequency of existing disclosure about other-than-temporary impairments and requires new disclosures of the significant inputs used in determining a credit loss, as well as a rollforward of that amount each period.

We currently are evaluating the provisions of these three FSPs which require adoption effective for the quarter ending June 30, 2009.

FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, increases the frequency of fair value disclosures from annual to quarterly to provide financial statement users with more timely information about the effects of current market conditions on their financial instruments. We do not anticipate these two pronouncements to have a material impact on our consolidated financial statements.

4.

Investments

Available-For-Sale Fixed Maturities. Of the total $190,630,000 portfolio balance in available-for-sale fixed income maturities at March 31, 2009, all but $2,135,000 are considered investment grade securities. The primary goal of our investment strategy for our Insurance Services segment is to ensure that we have sufficient assets to meet our obligations to our policyholders, and our secondary goal is to provide investment income. The investment plan for our Insurance Services segment provides guidance on diversification, duration of the portfolio, sector allocation and specific restrictions, such as the size of investment in any one issue and limitations on the purchases of securities rated lower than investment grade by Moody’s, Standard and Poor’s or a comparable rating institution.

Our Insurance Services segment employs an investment strategy that emphasizes asset quality to minimize the credit risk of our investment portfolio and also matches fixed-income maturities to anticipated claim payments and expenditures or other liabilities. The amounts and types of investments that may be made by our Insurance Services segment are regulated under the Texas Insurance Code. We utilize APS Asset Management, Inc., our asset management subsidiary, as our fixed-income advisor. We review our fixed-income advisor’s performance and compliance with our investment guidelines on a quarterly basis.

Our entire fixed-income portfolio consists of investment grade securities rated “BBB” or higher by Standard and Poor’s, Moody’s or Fitch rating agencies with the exception of four non-agency collateralized mortgage obligations with a combined fair market value of approximately $2,135,000. The following table reflects the composition of our fixed-income portfolio by security rating category of the issuer, as of March 31, 2009. In cases where the rating agencies had a different rating assigned to a security, the classification in the table is the lower rating.

	Fair Value
Rating Category	(in thousands)	Percentage
AAA / Aaa	$159,025	83%
AA / Aa	15,883	9%
A / A	12,405	7%
BBB	1,182	0%
Non-investment grade	2,135	1%
Total	$190,630	100%

Available-For-Sale Equity Securities.  Our equity portfolio consists of $10,110,000 in available-for-sale equity securities as of March 31, 2009. We account for equity securities as available for sale.

The amortized cost and estimated fair values of investments in fixed income and equity securities at March 31, 2009 and December 31, 2008 are as follows (in thousands):

	Cost or	Gross	Gross	Estimated
March 31, 2009	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed Maturities:

U.S. treasury notes / bills	$27,056	$793	$36	$27,813
U.S. government agency mortgage-backed bonds	27,735	1,630	-	29,365
U.S. government agency collateralized mortgage obligations	47,599	2,066	-	49,665
Collateralized mortgage obligations	14,095	159	673	13,581
U.S. government agency bonds / notes	29,668	361	-	30,029
Government tax-exempt bonds	27,601	810	171	28,240
Corporate bonds	11,848	253	164	11,937
Total fixed maturities	185,602	6,072	1,044	190,630

Equity securities	11,772	64	1,726	10,110

Total fixed maturities and equity securities	$197,374	$6,136	$2,770	$200,740

	Cost or	Gross	Gross	Estimated
December 31, 2008	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed Maturities:

U.S. treasury notes / bills	$30,226	$836	$70	$30,992
U.S. government agency mortgage-backed bonds	29,090	1,339	-	30,429
U.S. government agency collateralized mortgage obligations	51,831	1,660	9	53,482
Collateralized mortgage obligations	26,491	750	1,803	25,438
U.S. government agency bonds / notes	23,904	511	-	24,415
Government tax-exempt bonds	26,565	131	1,249	25,447
Corporate bonds	7,784	143	119	7,808
Total fixed maturities	195,891	5,370	3,250	198,011

Equity securities	11,652	159	1,712	10,099

Total fixed maturities and equity securities	$207,543	$5,529	$4,962	$208,110

Of our entire invested assets at March 31, 2009, including unrestricted cash,

•

33% is comprised of agency-backed mortgage obligations, with underlying collateral consisting of GNMA, FHLMC, or FNMA loans;

•

6% is comprised of non-agency collateralized mortgage obligations (“non-agency CMO”);

•

41% is comprised of U.S. Treasury, government agency bonds and notes, municipal tax exempt bonds and corporate bonds; and,

•

20% is comprised of cash, equities and other invested assets.

The majority of the non-agency CMO’s in our portfolio have underlying mortgages categorized as “Prime” quality loans, and none of our CMO’s have underlying mortgages classified as “Subprime.” Also, all CMO underlying mortgages have fixed rates. Within our portfolio at March 31, 2009, there were seven CMO securities classified as “Alternative-A” or “Alt-A”. These Alt-A securities are generally considered to have underlying mortgages with underwriting characteristics that are stronger than “Subprime” mortgages but less stringent than “Prime” mortgages. All but one of our Alt-A securities are investment grade, have underlying fixed rate mortgage collateral and as of March 31, 2009 are rated either AA or A. The Alt-A security that is non-investment grade has a book value at March 31, 2009 of $26,000.

Beginning with the three months ended September 30, 2007, we saw a significant and rapid decline in the market value of our Alt-A securities. We have considered the deepening national housing crisis and its potential effects on the underlying collateral in evaluating this decline, and concluded that the decreases in value of four of our Alt-A securities should be considered to be other than temporary for the three months ended March 31, 2009. The amount of the pretax charge to earnings associated with these adjustments for the three months ended March 31, 2009 and March 31, 2008 was $271,000 and $2,644,000, respectively. The aggregate write-down on the Alt-A securities beginning with the quarter ended September 30, 2007 through March 31, 2009 is $10,655,000 and the book value of all the Alt-A securities is $2,674,000 as of March 31, 2009. While we have the ability to hold all of our Alt-A securities indefinitely, we continue to closely monitor and evaluate these securities and their underlying collateral. We also began to observe an increase in the market-reported delinquency rates for not only our Alt-A CMO’s, but also our non-agency CMO’s backed by prime loans.  The delinquency data suggests that continuing home price declines and growth in unemployment are now affecting the behavior by a broader sector of mortgage borrowers, particularly those mortgages with vintage years subsequent to 2005. Rising unemployment, accelerating house price declines, tight credit conditions, volatility in interest rates and weakening consumer confidence not only contributed to rising delinquencies, but also significantly impacted our expectations regarding future performance, both of which are critical to assessing our other-than-temporary impairments.  As a result of these factors and a significant decline in market value and the down-rating by outside rating agencies to below investment grade, we recorded write-downs during the three months ended March 31, 2009 on one non-agency CMO security in the amount of $284,000.

Due to the risk and uncertainty of the current economic crisis and the ultimate impact on the non-agency CMO market, we sold 18 non-agency CMOs with a book value of $10,637,000 during the first quarter of 2009 and recognized a realized loss of $224,000 on the sale of these securities. During April, 2009, we sold an additional eight non-agency CMO’s with a book value of $3,583,000 for a realized loss of $53,000. As a result of these sales, the fair market value of our non-agency CMO’s has been reduced from $25,438,000 as of December 31, 2008 to approximately $10,000,000 as of April 30, 2009. None of our Alt-A CMO’s were included in these 2009 sales. While we have the ability to hold all of our securities indefinitely, we will continue to closely monitor our non-agency CMO’s and their underlying collateral.

During the three months ended March 31, 2009, we evaluated our equity portfolio for other than temporary impairments of certain securities. We based our review on a number of factors including, but not limited to, the continued stock price declines of certain securities, the length of time we have held the equities, any third party research reports or analysis, and the financial condition and near-term prospects of the security’s issuer, taking into consideration the economic prospects of the issuer’s industry and geographical location. For the three months ended March 31, 2009, the write-down in equity securities resulted in a realized loss of $353,000. The fair value of these equities at March 31, 2009 was $318,000.

Gross realized gains and losses on fixed maturity and equity securities included in the statement of operations for the three month periods ended March 31, 2009 and 2008 were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Realized gains (losses):

Fixed maturities:
Gross realized gain	$234	$105
Gross realized loss	(852)	(2,646)
Net realized loss	(618)	(2,541)

Equities:
Gross realized gain	11	34
Gross realized loss	(675)	(88)
Net realized loss	(664)	(54)

Total net realized loss	$(1,282)	$(2,595)

In connection with our acquisition of our insurance subsidiary, American Physicians Insurance Company (“API”), the Texas Department of Insurance (“TDI”) required that funds be set aside in an escrow account with a bank to remain until the aggregate remaining redemption obligation of our Series A redeemable preferred stock is less than the amount of the escrow balance, with no withdrawals to be made from this escrow account without prior approval from TDI. To satisfy this requirement, we maintain a fixed income security in escrow in the amount of $2,500,000 paying 2.14% interest. This security is included in fixed maturities, available for sale.

At March 31, 2009, investments with a fair market value of $1,479,000 were on deposit with state insurance departments to satisfy regulatory requirements and these securities are included in fixed maturities, available for sale.

5.

Reinsurance

Reinsurance Premiums Ceded. Certain premiums are ceded to other insurance companies under reinsurance agreements. These reinsurance contracts provide us with increased capacity to write additional risk and the ability to write specific risks within our capital resources and underwriting guidelines. Effective January 1, 2009, our insurance subsidiary, API changed its reinsurance program so that we now retain the first $1,000,000 of any loss occurrence. The 2009 reinsurance agreement is a fixed-rated treaty and provides 100% coverage in excess of our retention of $1,000,000 with a $5,000,000 aggregate limit. Prior to 2009, API entered into reinsurance contracts, which provided for losses in excess of the retention of $250,000 on individual claims and beginning in 2002 through 2005, $350,000 on multiple insured claims related to a single occurrence. The 2006, 2007 and 2008 reinsurance treaties provide for these same terms with API retaining an additional 10%, 20% and 40% of the risk above the aforementioned retention levels for 2006, 2007 and 2008, respectively.

The reinsurance contracts for 2002 through 2008 contain variable premium ceding rates based on loss experience. The ceded premium charged under these contracts is dependent upon the development of ultimate losses ceded to the reinsurers under their retrospective treaties. For the three months periods ended March 31, 2009, we recorded favorable development to ceded premiums of $832,000 primarily due to adjustments to treaty years 2006 and 2008.  For the three months ended March 31, 2008, we recorded $2,718,000 primarily due to adjustments to treaty years 2002 through 2005. These adjustments reflect reductions in our estimates of ultimate claims severity and loss experience as a result of claims closures at less than reserved amounts.

In addition to an adjustment to premiums ceded, estimates of ultimate reinsurance ceded premium amounts compared to the amounts paid on a provisional basis for the 2002 through 2008 reinsurance treaties give rise to a balance sheet asset classified as “Other Amounts Receivable Under Reinsurance Contracts” or a balance sheet liability classified as “Funds Held Under Reinsurance Treaties.” Furthermore, each retrospective treaty requires a 24 or 36 month holding period before any premium adjustments or cash can be returned or paid. The ultimate settlement amount is not determined until all losses have been settled under the respective treaties. As of March 31, 2009, a balance sheet liability, “Funds Held Under Reinsurance Treaties” of $5,112,000, which represent the differences between the estimates of ultimate reinsurance premiums ceded amounts for the 2002 through 2008 treaty years as compared to the amounts paid on a provisional basis.

Reinsurance Recoverables. Ceded reserves for loss and loss adjustment expenses are recorded as reinsurance recoverables. Reinsurance recoverables are the estimated amount of future loss payments that will be recovered from reinsurers, and represent the portion of losses incurred during the period that are estimated to be allocable to reinsurers. There are several factors that can directly affect the ability to accurately forecast the reinsurance recoverables. Many of the factors discussed in Note 6 related to the sensitivities of forecasting total loss and loss adjustment expense reserves also apply when analyzing reinsurance recoverables. Since we cede excess losses above $250,000 on individual claims and $350,000 on multiple insured claims for treaty years 2002 through 2008, the trends related to severity significantly affect this estimate. Current individual claims severity can be above or fall below our retention level over the period it takes to resolve a claim.

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

Unsecured reinsurance recoverables at March 31, 2009, that exceeded 10% of total reinsurance paid and unpaid loss and loss adjustment expenses are summarized as follows (in thousands):

Company Name	March 31, 2009
Swiss Reinsurance	$5,167
Transatlantic Reinsurance	3,209
ACE Tempest Re USA	2,268
Hannover Ruckversicherrungs	1,462

As of March 31, 2009, ACE Tempest Re USA was A.M. Best rated “A+” (Superior). Swiss Reinsurance (“Swiss Re”), Transatlantic Reinsurance (“Transatlantic”) and Hannover Ruckversicherrungs (“Hannover”) were A.M. Best rated “A” (Excellent). During the quarter ended March 31, 2009, A.M. Best down rated the financial strength rating of Swiss Re from “A+” to its current rating of “A”. In September 2008, Transatlantic’s financial strength rating was down-rated from A+ to its current rating of “A”. To date, both Swiss Re and Transatlantic, as well as our other reinsurers have continued to reimburse us for paid claims in a manner consistent with past practices.

The reinsurers on the 2009 treaty include Swiss Re, Hannover, Transatlantic and General Reinsurance Corporation (“General Re”). General Re is A.M. Best rated “A++” (Superior) as of March 31, 2009.

As of March 31, 2009, all of API’s reinsurance contracts were with companies in adequate financial condition and we believe there was not any need to establish an allowance for doubtful reinsurance recoverable. We have not experienced any material problems collecting from our reinsurers.

6.

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

We write medical malpractice insurance policies which have a lengthy period for reporting a claim (tail coverage) and a long process of litigating a claim through the courts and whose risk factors expose its reserves for loss and loss adjustment expenses to significant variability. These conditions subject API’s open reported claims and incurred but not reported claims to increases due to inflation, changes in legal proceedings and changes in the law. While the anticipated effects of inflation is implicitly considered when estimating reserves for loss and loss adjustment expenses, an increase in average severity of claims is caused by a number of factors. Future average severities are projected based on historical trends adjusted for changes in underwriting standards, policy provisions and general economic trends. Those anticipated trends are monitored based on actual experience and are modified as necessary to reflect any changes in the development of ultimate losses and loss adjustment expenses. These specific risks, combined with the variability that is inherent in any reserve estimate, could result in significant adverse deviation from our carried reserve amounts. Settlement of claims is subject to considerable uncertainty. Actual developments will likely vary, perhaps significantly, from the current estimated amounts reflected in the accompanying financial statements.  We believe the reserves for loss and loss adjustment expenses are reasonably stated as of March 31, 2009.

We recorded $6,121,000 for losses and loss adjustment expenses for the three months ended March 31, 2009, which included $11,020,000 for the current accident year, reduced by $4,899,000 of favorable development for prior report years. The favorable development was the result of loss severity for the 2002 through 2008 report years developing favorably compared to prior period estimates driven primarily by claim closures at less than reserved amounts. In addition, the total number of claims closed with indemnity for these report years were less than prior estimates.

7.

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

8.

Earnings Per Share

Basic earnings per share are based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflect dilution from all contingently issuable shares, such as options. A reconciliation of income and weighted average shares outstanding used in the calculation of basic and diluted income per share from operations follows:

(in thousands except share data)	Three Months Ended March 31,
	2009	2008
Numerator for basic and diluted income per common share:

Net income	$4,730	$3,380

Denominator:

Denominator for basic income per common share – weighted average shares outstanding	6,994	7,188
Effect of dilutive stock options and awards	89	109
Denominator for diluted income per common share – adjusted weighted average shares outstanding	7,083	7,297

Net income - basic	$0.68	$0.47
Net income - diluted	$0.67	$0.46

9.

Segment Information

The Company’s segments are distinct by type of service provided. Comparative financial data for the three month periods ended March 31, 2009 and 2008 are shown as follows:

(in thousands)	Three Months Ended March 31,
	2009	2008
Operating revenue:
Insurance services	$17,279	$17,186
Financial services	1,548	1,929
All other	465	593

Total segment revenues	$19,292	$19,708

Reconciliation to consolidated statement of operations:
Total segment revenues	$19,292	$19,708
Less: intercompany dividends	(61)	(76)

Total revenues	$19,231	$19,632

Operating income (loss):
Insurance services	$8,118	$6,980
Financial services	(80)	(641)
All other	(820)	(1,041)

Total segment operating income	7,218	5,298

Income tax expense	2,488	1,918

Net income	$4,730	$3,380

Capital expenditures:
Insurance services	$77	$196
Financial services	2	19
All other	2	188
	$81	$403

	March 31, 2009
Balance sheet data:
Identifiable assets:
Insurance services	$242,945
Financial services	2,233
All other	44,647
	$289,825

10.

Stock-Based Compensation

We use the Black-Scholes-Merton option-pricing model to determine the fair value of stock-based awards. For the three months ended March 31, 2009, we recorded compensation cost related to stock options of $161,000 and a related reduction in income taxes of $56,000. The compensation cost is the total fair value, at date of grant, of stock options that vested during the period. No compensation costs were capitalized in the three month period ended March 31, 2009.

During the three months ended March 31, 2009, 30,000 options were exercised with an intrinsic value of $195,000. For the three months ended March 31, 2009, there were no cash proceed exercises and we received $418,000 in value through cashless exercises/exchanges for the options exercised. Also as of March 31, 2009 there was $531,000 of total unrecognized compensation cost related to non-vested shares under our 2005 Incentive and Non-Qualified Stock Option Plan ("2005 Stock Option Plan"), which is expected to be recognized over a weighted-average period of 1.3 years.

The 2005 Stock Option Plan provides for the issuance of up to 1,250,000 shares of common stock to our employees, including officers and directors, as well as non-employee directors. A total of 763,000 of these options have been granted as of March 31, 2009 and 487,000 are available for grants. Of those granted, 75,000 shares have been exercised, 490,000 options are exercisable and 198,000 are not yet exercisable. As of March 31, 2009, we still have exercisable options for 38,000 shares outstanding from our previous plan, the “1995 Incentive and Non-Qualified Stock Option Plan”.

No stock options were granted during the three months ended March 31, 2009. Presented below is a summary of the stock options held by our employees and our directors and the related transactions for the three months ended March 31, 2009.

	Three Months Ended March 31, 2009
	Shares	Weighted Average Exercise Price
Balance at January 1	755,000	$16.21
Options granted	-	-
Options exercised	30,000	13.94
Options forfeited/expired	-	-
Balance at March 31	725,000	16.30
Options exercisable	490,000	14.78

The following table summarizes our outstanding and exercisable options at March 31, 2009:

Stock Options Outstanding				Stock Options Exercisable
Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Average Remaining Contractual Life	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Average Remaining Contractual Life
725,000	$16.30	$2,277,000	3	490,000	$14.78	$2,157,000	2.5

(1)

Based on the $19.17 closing price of our stock at March 31, 2009.

11.

Manditorily Redeemable Preferred Stock

In conjunction with the acquisition of API we issued 10,198 shares of Series A redeemable preferred stock, par value $1.00 per share, from the 10,500 shares authorized. Holders of Series A redeemable preferred stock are entitled to cumulative dividends thereon at the rate of three percent (3%) per annum payable on the remaining redemption value per share, in priority to the payments of dividends on the common shares. Holders of our Series A redeemable preferred stock have no preemptive rights and have the same voting rights as the holders of our common stock. The shares are non-certificated and mandatorily redeemable. They will be redeemed ratably at not less than $1,000,000 per year, with all remaining outstanding shares being redeemed by December 31, 2016. During the quarter ended March 31, 2009, 1,024 shares of our Series A redeemable preferred stock were redeemed to all preferred shareholders for $1,195,000, which included accrued dividends of $177,000. During 2008 and 2007, 1,104 and 1,019 shares of our Series A redeemable preferred stock were redeemed ratably from all preferred shareholders for $1,368,000 and $1,058,000, which included accrued dividends of $297,000 and $40,000, respectively. In the event of any liquidation, the holders of our Series A redeemable preferred stock receive an amount equal to the remaining redemption value before any distribution is made to the holders of our common stock.

Pursuant to Financial Accounting Standards Board (“FASB”) Statement No. 150,  Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity  (“FASB No. 150”), an issuer is required to classify an instrument as a liability if it is issued in the form of shares that are mandatorily redeemable if it embodies an unconditional obligation that requires the issuer to redeem the shares by transferring the entity’s assets at a specified or determinable date(s) or upon an event that is certain to occur. In addition, the preferred stock dividend has been classified as interest expense. The preferred stock’s mandatory cash redemption feature coupled with a fixed redemption date and fixed amount requires that it be classified as debt, rather than equity. As of March 31, 2009, the book value of the Series A redeemable preferred stock was $6,464,000, based on the outstanding balance of $7,050,000 discounted at 5.35%.

12.

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

On January 1, 2007, we adopted the provision of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement No. 109, “Accounting for Income Taxes”.  We do not believe we have any unrecognized tax benefits included in our consolidated financial statements.  We have not recognized any interest or penalties in the consolidated financial statements, nor have we recorded an accrued liability for interest or penalty payments.

Our effective income tax rates for the three months ended March 31, 2009 and March 31, 2008 were approximately 34.5% and 36.2%, respectively.

13.

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, Fair Value Measurements.  SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities.  Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts its business.  SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. Our assessments with respect to assumptions that market participants would make are inherently difficult to determine and the use of different assumptions could result in material changes to these fair value measurements. Effective January 1, 2008, the Company adopted the provisions of SFAS 157 as it relates to financial assets and financial liabilities. The adoption of SFAS 157 did not have a material effect on our results of operations, financial position or liquidity.

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

The following table presents the estimated fair value of our financial instruments measured on a recurring basis as of March 31, 2009:

(in thousands)		Fair Value Measurements at March 31, 2009 Using:
		Quoted prices in	Significant	Significant
		active markets for	other ob-	other unob-
	March 31,	identical assets	servable inputs	servable inputs
Description	2009	Level 1	Level 2	Level 3
Financial Assets:
Fixed income securities, available for sale	$190,630	$27,814	$161,055	$1,761
Equity securities, available for sale	10,110	10,055	55	-
Total	$200,740	$37,869	$161,110	$1,761

A reconciliation of the beginning and ending balances of our financial instruments for fair value measurements made using significant unobservable inputs (Level 3) follows (in thousands):

Fixed Maturity Securities, Available for Sale
Balance, January 1, 2009	$2,659
Total gains or losses realized/unrealized:
Included in earnings (or changes in net assets)	(10)
Included in other comprehensive income	-
Purchases, issuances, and settlements	(7)
Transfers in and/or out of Level 3	(881)

Balance, March 31, 2009	$1,761

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2009	$(10)

Gains and losses (realized and unrealized) included in earnings for the period are reported in net realized investment gains (losses) as follows:
Total gains or losses included in earnings for the period (above)	$(10)
Change in unrealized gains or losses related to assets held at March 31, 2009	$-

Level 1 consists of instruments whose values are based on quoted market prices in active markets. We receive quoted market prices from a third party, independent, nationally recognized pricing service (pricing service). The Company utilizes the pricing service, either for market values obtained based on quoted, actively traded market prices (Level 1) or quoted prices for similar assets in active markets or market prices obtained from third-party pricing services for identical or comparable assets (Level 2). Of our investment portfolio of $200,740,000 as of March 31, 2009 approximately 99% of our fixed-income securities are priced either as Level 1 or Level 2. The fair value estimates for our equity portfolio of $10,110,000 and our U.S. Treasury fixed income securities of $27,814,000 are based on Level 1 pricing provided by this pricing service since there is an active, readily tradable market value based on quoted prices, as of March 31, 2009, or the measurement date. Active markets are those in which transactions occur in significant frequency and volume to provide pricing information on an on-going basis. Valuation of Level 1 securities does not entail a significant degree of judgment since an active market exists and quoted prices are readily and regularly available.

With the exception of U.S. Treasury securities, very few of our fixed-income securities are actively traded. Most of our fixed-income securities, such as government or agency mortgage backed securities, tax-exempt municipal securities and corporate securities are valued using a pricing service and fall within Level 2.  Level 2 pricing in our fair value hierarchy comprises $161,055,000 or 80.0% of our investment portfolio which as of March 31, 2009 includes our U.S. Government agency bonds/notes of $30,028,000; U.S Government agency mortgage backed bonds of $40,945,000; U.S. Government agency collateralized mortgage obligations (“CMO’s”) of $20,540,000; Four Alt-A securities with a fair value estimate of $1,761,000 or .8% of our investment portfolio are classified as Level 3 since the securities are priced based on non-binding indications provided by dealers and the professional judgment of our investment professionals in our asset management subsidiary, APS Asset Management (Asset Manager) upon review of the specifics of the security, including class, maturity, credit rating, durations, collateral and comparable markets for similar securities. Alt-A securities are non-agency CMO’s generally considered to have underlying mortgages with underwriting characteristics that are stronger than “Subprime” mortgages but less stringent than “Prime” mortgages.

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

In the third quarter of 2007, the market for non-agency collateralized debt obligations, specifically the market for Alt-A’s, became increasingly inactive based on the limited number of transactions, varying market prices provided by dealers and the limited availability of market data for these securities. The inactivity was evidenced by a significant widening of the bid and ask spread in the dealer markets in which these securities trade and a significant decrease in the volume of trades relative to historical levels. As of March 31, 2009, our portfolio contained seven CMO securities classified as Alt-A of which four of these securities, or $1,761,000 representing .8% of our investment portfolio, are classified as Level 3 pricing. The remaining non-agency CMO’s in our investment portfolio have underlying mortgages categorized as “Prime” quality loans with no adjustable features, and none of our CMO’s have underlying mortgages classified as “Subprime.” All of our Alt-A securities have underlying mortgages with fixed interest rates and all but one Alt-A security is investment grade, currently rated either AA or A. During the quarter ended December 31, 2008, one of the Alt-A securities with a fair market value of $27,000 at December 31, 2008 was downgraded to a “C” rating. During the quarter ended March 31, 2009, one of the Alt-A securities with a fair market value of $773,000 at March 31, 2009 was downgraded to an “A” rating from “AA”.

The deepening national housing crisis and its potential impact on the underlying collateral of our Alt-A securities has resulted in a significant and rapid decline of their fair market value, especially in relation to the market prices provided by the outside pricing service. Consistent with our approach to pricing our entire portfolio, we initially received market pricing on these securities from the pricing service. We then reviewed the pricing of our Alt-A securities based on the market environment and the specific characteristics including the overall structure of the instrument; default rates; demographic and geographic characteristics of the underlying mortgages; support levels; and loan to value ratios.  As a result of this review, as of March 31, 2009, we have adjusted four of the seven Alt-A securities to lower fair market values from those indicated by the pricing service, (a market-corroborated observable input) based on non-binding indications received from dealers and the judgment of our Asset Manager (unobservable inputs).  We generally obtain two to three indications from dealers who actively trade in these or similar securities, but are not binding offers. Because the approach to valuing these securities involves significant professional judgment and the expertise of our Asset Manager including the use of unobservable inputs from non-binding dealer indications, we classify securities valued in this manner as Level 3.

As noted in the table above (reconciliation of beginning and ending balances of our financial instruments for fair value measurements made using significant unobservable inputs (Level 3), $881,000 was transferred out of Level 3 to Level 2 during the three months ended March 31, 2009 as the pricing from dealer indications we received were comparable to the independent pricing service. We attempt to apply consistent methods and techniques utilized in previous evaluation periods to determine the appropriate level within the fair value hierarchy. Changes in pricing based on Level 3 pricing assumptions can have a material effect on our results of operations and our financial position. For example, we recognized a realized loss of $9,000 for the three months ended March 31, 2009 as a result of valuing these securities based on Level 3 pricing assumptions or non-binding indications and the professional judgment of our Asset Manager; however, had we selected our pricing based on Level 2 pricing assumptions, we would have increased our fixed maturities, available for sale and accumulated, other comprehensive income by $792,000 as of March 31, 2009 based on higher pricing assumptions provided by the pricing service for these four Alt-A securities.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), “APS,” “we,” “our,” “us” and the “Company” refer to American Physicians Service Group, Inc., together with its subsidiaries, unless the context requires otherwise. The following MD&A should be read in conjunction with the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2009, included in Part I, Item 1, as well as the audited, consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the United States Securities and Exchange Commission (the “SEC”) on March 4, 2009.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements: of our plans, strategies and objectives for future operations; concerning new products, services, or developments; regarding future economic conditions, performance, or outlook; as to the outcome of contingencies; of beliefs or expectations; and of assumptions underlying any of the foregoing.

Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of the filing of this Quarterly Report on Form 10-Q. Factors that might cause our results to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, those discussed in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1A. Risk Factors, below , and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on March 4, 2009 (our “2008 Annual Report”) .. Forward-looking statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we undertake no obligation, other than that imposed by law, to update forward-looking statements to reflect further developments or information obtained after the date of filing of this Quarterly Report on Form 10-Q or, in the case of any document incorporated by reference, the date of that document.

The following important factors, in addition to those referenced under “Risk Factors” in Part II, Item 1A and Part I, Item 1A of our Annual Report, could affect the future results of our operations and could cause those results to differ materially from those expressed in or implied by such forward-looking statements:

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

Insurance Services. We provide medical professional liability insurance primarily in Texas, where our insurance subsidiary, API, has written business for over 30 years. API is authorized to do business in the States of Texas, Arkansas and Oklahoma and specializes in writing medical professional liability insurance for physicians and other healthcare providers, including physician extenders and clinical staff. API currently insures approximately 6,200 physicians, dentists, and other healthcare providers, including physician extenders and clinical staff, the majority of which are in Texas. Our policyholders increased by approximately 880 since December 31, 2008. Approximately 90% of our premiums are written through purchasing groups, which in Texas currently subjects us to less stringent state regulation of premium rates and policy forms. Historically, we operated as the attorney-in-fact manager for API since 1975. In April 2007, we acquired API, thus combining our insurance management experience with an insurance underwriting entity.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires us to make estimates and assumptions that affect amounts reported in the accompanying unaudited Condensed Consolidated Financial Statements and Notes thereto. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions, or that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. Adjustments related to changes in estimates are reflected in our results of operations in the period in which those estimates changed.

Our “critical” accounting policies are those policies that we believe to be most sensitive to estimates and judgments. These policies are more fully described in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2008 and Note 2 to our audited consolidated financial statements contained in that report. There have been no material changes to these policies since the most recent year end.

Although we have not changed our accounting policies with respect to determining the fair values of our investment securities, we believe it is beneficial, given the recent market turmoil, to explain our accounting policies regarding the determination of the fair value of our investment securities.  The fair value of our investment securities are determined by following the guidance and hierarchy in SFAS No. 157, Fair Value Measurements.

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

When determining the fair value measurements for assets and liabilities required or permitted to be recorded at and/or marked to fair value, we consider the principal or most advantageous market in which it would trade and consider assumptions that market participants would use when pricing the asset or liability. When possible, we look to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, we look to market observable data for similar assets and liabilities, independent industry-standard models such as matrix pricing and independent, third-party dealer quotes whose inputs may be less observable than Level 1 pricing. When market observable data is not as readily available, the valuation of financial instruments becomes more subjective and could involve substantial judgment. Certain assets and liabilities are not actively traded in observable markets and the Company must use alternative valuation techniques to derive a fair value measurement. For additional disclosures, see Note 13, Fair Value Disclosures, to the unaudited financial statements included herein.

Results of Operations

Despite continued rate pressure in our Insurance Services segment in the first quarter of 2009, improvements in the terms of our reinsurance contracts coupled with favorable prior year reserve development allowed us to deliver strong results from this operating segment for the three months ended March 31, 2009.  As a result of continued favorable development in both claim counts and claim severity post-tort reform and increased competition, we lowered our rates on average approximately 8% during the three months ended March 31, 2009 as compared to 7% for the three months ended March 31, 2008. The 2009 reductions were the result of negotiated discounts to retain certain group practices with favorable loss histories. As a result, policyholder retention was strong for the first quarter of 2009 at approximately 94% as compared to 92% during 2008. We have seen increased competition by both existing professional liability carriers and recent entrants into the marketplace. Many of these carriers have been aggressive in seeking new business and are willing to compete on price. As a result of this increased competition, we continue to be faced with price pressure on both existing renewals and new business. We will continue to monitor frequency of claims and severity of loss and legal expenses to determine if further rate adjustments are warranted. As a result of these market forces, we will face extensive competition throughout 2009, but will continue to price insurance products at rates we believe are adequate for the risks assumed.

Furthermore, even though reported claims and claim pay-out trends remain favorable, we increased loss and loss adjustment expenses by $2 million for 2009 accident year as compared to the amount recorded for the 2008 accident year for the quarter ended March 31, 2008. This increase reflects the change in our 2009 reinsurance contract to $1,000,000 in net retention as well as increases in policyholder count from 4,975 as of March 31, 2008 to 6,216 as of March 31, 2009. While we anticipate that the 2009 treaty will reduce our ceded premiums as a percentage of direct premiums written, thus resulting in a relative increase in net premiums written and earned, the overall impact on earnings is uncertain as the frequency and severity of losses in future periods is not yet known.

Our Financial Services segment continues to feel the effect of the 2008 collapse of the investment, mortgage and banking markets. This segment experienced declines in commission revenue from security trading in both investment grade and non-investment grade securities, along with much greater revenue percentage declines in our investment banking and bank debt trade claim businesses when comparing totals for the three month period ended March 31, 2009 with the same period in 2008. However, there are positive signs. Commission revenues from security trading increased $349,000 (32%) to $1,431,000 from $1,082,000 when comparing the three month period ended March 31, 2009 to the three months ended December 31, 2008. Though segment losses have eased substantially as a result of continued efforts to manage costs, it is apparent that a return to profitability for this segment will be dependent to a great extent upon the recovery of the U.S. economy as a whole and the investment markets in particular

The following table sets forth selected historical financial and operating data for the Company. The selected income statement data below for the three months ended March 31, 2009 and 2008 is derived from our condensed consolidated unaudited financial statements included herein which management believes incorporate all of the adjustments necessary for the fair presentation of the financial condition and results of operations for such periods and have been prepared in accordance with GAAP. Actual financial results through March 31, 2009 may not be indicative of future financial performance. Certain Non-GAAP financial measures are included in the underwriting ratio section table below as these ratios represent insurance industry-specific financial performance measures.

Selected Condensed Consolidated Financial and

Operating Data of American Physicians Service Group, Inc.

(in thousands, except share, per share and ratio data)	Three Months Ended March 31,
	2009	2008

Income Statement Data:
Gross premiums and maintenance fees written - direct and assumed	$17,540	$14,736
Premiums ceded	328	1,395
Net premiums and maintenance fees written	17,868	16,131
Net premiums and maintenance fees earned	16,457	17,354
Investment income, net of investment expenses	2,551	3,056
Realized capital losses - net	(1,267)	(2,595)
Financial services	1,433	1,800
Other revenue	57	17
Total revenues	19,231	19,632
Losses and loss adjustment expenses	6,121	7,509
Other underwriting expenses	3,221	2,604
Change in deferred acquisition costs	(181)	93
Financial services expenses	1,628	2,570
General and administrative expenses	1,224	1,558
Total expenses	12,013	14,334
Income from operations	7,218	5,298
Income tax expense	2,488	1,918
Net income	$4,730	$3,380

Diluted weighted average shares outstanding	7,083	7,297
Diluted earnings per common share	$0.67	$0.46

Underwriting Ratios:
Loss ratio (1)
Current accident year	67%	52%
Prior accident years	-30%	-9%
Calendar year	37%	43%
Expense ratio (2)	18%	16%
Combined ratio (3)	56%	59%

(1) Loss ratio is defined as the ratio of losses and loss adjustment expenses to net premiums and maintenance fees earned.
(2) Expense ratio is defined as the ratio of other underwriting expenses and net change in deferred acquisition costs to net premiums and maintenance fees earned.
(3) Combined ratio is the sum of the loss ratio and the expense ratio.

	March 31,	December 31,
(in thousands)	2009	2008
Balance Sheet Data:
Cash and cash equivalents and investments	$240,641	$231,769
Premiums and maintenance fees receivable	17,285	17,186
Reinsurance recoverables	12,739	15,293
All other assets	19,160	19,306
Total Assets	$289,825	$283,554

Reserve for losses and loss adjustment expenses	91,341	92,141
Unearned premiums and maintenance fees	38,196	36,785
Manditorily redeemable preferred stock	6,464	7,568
All other liabilities	11,685	10,595
Total Liabilities	147,686	147,089
Total stockholders' equity	142,139	136,465
Total Liabilities & Stockholders' Equity	$289,825	$283,554

The discussion that follows should be read in connection with the unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Condensed income statement data for the three months ended March 31, 2009 and 2008 are included in the following table:

(dollars in thousands except per share data and percentages)	Three Months ended March 31,
	2009	2008	Change	% Change
Revenues	$19,231	$19,632	$(401)	-2%
Income from Operations	7,218	5,298	1,920	36%
Net Income	4,730	3,380	1,350	40%
Diluted Net Income Per Share	$0.67	$0.46	$0.21	46%

Further explanation for the quarter over quarter variances are described below throughout the remainder of Item 2 of this Form 10-Q.

Premium related income statement data for the three months ended March 31, 2009 and 2008 are included in the following table:

(in thousands)	Three Months ended March 31,
	2009	2008	Change	% Change
Gross premiums and maintenance fees written - direct and assumed	$17,540	$14,736	$2,804	19%

Premium ceded:
Current year	(504)	(1,323)	819	-62%
Prior year	832	2,718	(1,886)	-69%
Net premiums ceded	328	1,395	(1,067)	-76%

Net premiums and maintenance fees earned	$16,457	$17,354	$(897)	-5%

Gross Premiums and Maintenance Fees Written

Gross premiums and maintenance fees written increased $2,804,000 (19%) to $17,540,000 for the three months ended March 31, 2009 from $14,736,000 for the three months ended March 31, 2008 primarily due to new written business. API increased its number of policyholders to 6,216 at March 31, 2009 from 4,975 at March 31, 2008. Included in the 6,216 policyholder headcount were a number of new physician groups written which included coverage for other healthcare providers including physician extenders and other clinical support staff. Due to a much lower risk profile, the premiums for these additional clinical support personnel are substantially lower than the premiums charged to physicians.  New written business was approximately $4,123,000 for the current year quarter as compared to $1,316,000 of new business for the prior year quarter. Partially offsetting these premium increases were rate decreases which averaged 8% for the current quarter as compared to average rate decreases of 7% for the first quarter of 2008 as a result of competitive pricing pressures. However, policyholder retention continued to be strong at approximately 94% for the quarter ended March 31, 2009.

Premiums Ceded

Premiums ceded expenses increased $1,067,000 from $1,395,000 for the three months ended March 31, 2008 to $328,000 for the three months ended March 31, 2009. Effective January 1, 2009, we have changed our reinsurance treaty such that we now retain the first $1,000,000 of any loss occurrence. The 2009 reinsurance contract is a fixed-rated treaty and provides 100% coverage in excess of our retention of $1,000,000 with a $5,000,000 aggregate limit.  We are retaining this additional risk in the reinsurance layer in order to lower our ceding costs based on decreases in claims.  Due to the increased retention, the 2009 ceded premium rate is much lower which resulted in $504,000 in current year ceded premiums versus $1,323,000 for the same period in 2008. The 2009 treaty, which is anticipated to significantly reduce ceded premiums in 2009, provides us with coverage against large losses and multiple claims arising from a single event, as well as excess policy limit coverage. While we anticipate that the 2009 treaty will reduce our ceded premiums as a percentage of direct premiums written, thus resulting in a relative increase in net premiums written and earned, the overall impact on earnings is uncertain as the frequency and severity of losses in future periods is not yet known.

The reinsurance contracts we utilized from 2002 through 2008 are variable premium treaties that have various minimum and maximum rates. The actual premium rate is dependent upon the ultimate losses ceded to the reinsurer under the related treaty. The increase in premiums ceded of $1,067,000 is primarily the result of recognizing $2,718,000 of favorable prior reinsurance development for prior years’ reinsurance treaties during the three months ended March 31, 2008 as compared to recognizing only $832,000 of prior years’ favorable development during the three months ended March 31, 2009. The favorable development reflects reductions in our estimates of claim severity and loss experience as a result of claim closures at less than reserved amounts.

Net Premiums and Maintenance Fees Earned

Net premiums and maintenance fees earned decreased by $897,000 (5%) to $16,457,000 from $17,354,000 for the three months ended March 31, 2009 as compared to the same period in 2008. Net earned premiums and maintenance fees were down primarily due to rate decreases and we recognized $1,886,000 less in favorable development for the prior years’ reinsurance treaties during the current year quarter as compared to the same period in 2008.

Investment Income

Investment income statement data for the three months ended March 31, 2009 and 2008 are included in the following table:

(in thousands)	Three Months ended March 31,
	2009	2008	Change	% Change
Investment income:
Fixed Maturities	$2,385	$2,823	$(438)	-16%
Equity Securities	85	60	25	42%
Short-term investments and other	86	190	(104)	-55%
Finance charges on premiums receivable	35	29	6	21%
Structured annuity	18	19	(1)	-5%

Total investment income	$2,609	$3,121	$(512)	-16%

Investment expense	58	65	(7)	-11%

Net investment income	$2,551	$3,056	$(505)	-17%

Investment income, net of investment expenses, decreased by $505,000 (17%) to $2,551,000 from $3,056,000 for the three months ended March 31, 2009 as compared to the same period for 2008.  Recently we began to observe a significant increase in the market-reported delinquency rates for non-agency CMO’s backed by prime loans. The delinquency data suggests that continuing home price declines and unemployment growth are now affecting the behavior by a broader sector of mortgage borrowers. Rising unemployment, accelerating house price declines, tight credit conditions, volatility in interest rates and weakening consumer confidence not only contributed to rising delinquencies in the current quarter, but also significantly impacted our expectations regarding future performance, both of which are critical to assessing our security impairments. Due to the risk and uncertainty of the current economic crisis and the ultimate impact on the non-agency CMO market, we sold 18 non-agency CMOs with a book value of $10,637,000 during the first quarter of 2009 and recognized a realized loss of $224,000 on the sale of these securities for the three months ended March 31, 2009 (which is included in the realized losses below). Primarily due to the sale of these securities, our fixed maturity portfolio decreased $7,381,000 from $198,011,000 at December 31, 2008 to $190,630,000 at March 31, 2009 and cash and cash equivalents increased $16,363,000 to $38,423,000 at March 31, 2009 from $22,060,000 at December 31, 2008. This rebalancing of our portfolio resulted in overall lower yields and returns on our investments and a corresponding decrease in investment income for the three months ended March 31, 2009 as compared to the same period in 2008.  Subsequent to March 31, 2009, we sold an additional eight non-agency CMO’s with a book value of $3,583,000 for a realized loss of $53,000. As a result of these sales, the fair market value of our non-agency CMO’s has been reduced from $25,438,000 as of December 31, 2008 to approximately $10,000,000 as of April 30, 2009.

Realized Capital Gains (Loss)

Realized capital gains and losses income statement data for the three months ended March 31, 2009 and 2008 are included in the following table:

(in thousands)	Three Months ended March 31,
	2009	2008	Change	% Change
Realized capital gains (losses) - net
Net realized gains	$246	$139	$107	77%
Net realized (losses)	(620)	(90)	(530)	589%
Other -than-temporary impairment (losses)	(908)	(2,644)	1,736	-66%
Net realized gains (losses)	$(1,282)	$(2,595)	$1,313	-51%

Net realized capital losses were $1,282,000 for the three months ended March 31, 2009 as compared to a $2,595,000 for the three months ended March 31, 2008. Net realized losses decreased for the current quarter primarily as a result of lower “other than temporary” impairment losses incurred in our investment in Alt-A collateralized mortgage-backed securities during the current quarter as compared to the prior year.

The majority of the non-agency CMO’s in our portfolio have underlying mortgages categorized as “Prime” quality loans, and none of our CMO’s have underlying mortgages classified as “Subprime.” Also, all CMO underlying mortgages have fixed rates. However, within our portfolio at March 31, 2009, there were seven CMO securities classified as “Alternative-A” or “Alt-A”. These Alt-A securities are generally considered to have underlying mortgages with underwriting characteristics that are stronger than “Subprime” mortgages but less stringent than “Prime” mortgages. All but one of our Alt-A securities are investment grade, have underlying fixed rate mortgage collateral and as of March 31, 2009 are rated either AA or A. The Alt-A security that is non-investment grade has a book value at March 31, 2009 of $26,000.

Beginning with the three months ended September 30, 2007, we saw a significant and rapid decline in the market value of our Alt-A securities. We have considered the deepening national housing crisis and its potential effects on the underlying collateral in evaluating this decline, and concluded that the decreases in value of four of our Alt-A securities should be considered to be “other than temporary” for the three months ended March 31, 2009. The amount of the pretax charge to earnings associated with these adjustments for the three months ended March 31, 2009 and March 31, 2008 was $271,000 and $2,644,000, respectively. The aggregate write-down on the Alt-A securities beginning with the quarter ended September 30, 2007 through March 31, 2009 is $10,655,000 and the book value of all the Alt-A securities is $2,674,000 as of March 31, 2009. While we have the ability to hold all of our Alt-A securities indefinitely, we continue to closely monitor and evaluate these securities and their underlying collateral.

The following table reflects the composition of our Alt-A securities as of March 31, 2009 after the other than temporary impairments (dollars in thousands):

			% of Portfolio
Rating Category	Book Value	Fair Value	(Fair Value)
AA	$655	$655	0.3%
A	1,993	2,026	0.8%
C	26	26	0.0%
Total	$2,674	$2,707	1.1%

We have also experienced an increase in the market-reported delinquency rates for our non-agency CMO’s backed by prime loans. As a result of these weak economic conditions and a significant decline in market value and the down-rating by outside rating agencies to below investment grade, we recorded write-downs during the three months ended March 31, 2009, on one non-agency CMO security in the amount of $284,000. The credit support may continue to weaken for our non-agency CMO’s including our Alt-A securities, particularly in light of the current economic forecasts regarding unemployment, further deterioration of the housing and mortgage markets and continued declines in the value of the collateral underlying these mortgages. While we have the ability to hold all of these securities indefinitely, we continue to closely monitor and evaluate these securities and their underlying collateral. Our intent is to continue to focus on preservation of principal over yield during the current economic crisis. We will continue to consider opportunities to reduce our position in non-agency CMO’s including Alt-A securities if we determine that it prudently reduces our exposure to further declines that may be considered “other-than-temporary.”

During the three months ended March 31, 2009, we evaluated our equity portfolio for other than temporary impairments of certain securities. We based our review primarily on continued stock price declines of certain securities and the length of time we have held the stocks. For the three months ended March 31, 2009, the write-down in equity securities resulted in a realized loss of $353,000. The fair value of these stocks at March 31, 2009 was $318,000.

Financial Services Revenues

Financial services revenue for the three months ended March 31, 2009 and 2008 are included in the following table:

(in thousands)	Three Months ended March 31,
	2009	2008	$ Change	% Change
Broker/Dealer Commissions	$1,431	$1,577	$(146)	-9%
Investment Banking Fees	10	146	(136)	-93%
Bank Debt Trade Claim Fees	-	60	(60)	-100%
Management Fees and Other	7	17	(10)	-59%
Total Financial Services Revenues	$1,448	$1,800	$(352)	-20%

Our Financial Services revenue decreased $367,000 (20%) for the three months ended March 31, 2009 compared to the same period in 2008.  APS Financial, our broker/dealer, derives most of its revenue from transactions in the fixed income market, in both investment and non-investment grade securities. As the table above shows, commission revenue at APS Financial was down 146,000 (9%) for the three months ended March 31, 2009 compared to the same period in 2008 due to a continuing trend of very low transaction activity seen throughout 2008. Among the factors affecting transaction activity include the well-publicized issues in the mortgage lending and financial markets with the anticipation of the continuation of these factors. This, along with widespread uncertainty as to the length and severity of the current economic recession, has led to the inclination of many of our investors to remain inactive. The same general market conditions affected the revenues derived from our investment banking and the bank debt/trade claims business. Decreases in investment banking revenues totaled $136,000 (93%) while bank debt-trade claim revenues were off $60,000 (100%) for the three months ended March 31, 2009 compared to the same period in 2008 due again to difficult credit market conditions. During the first quarter of 2009, we decided to no longer actively pursue investment banking business. While our Financial Services business constitutes a much less significant portion of our consolidated results of operation since the acquisition of API, we are actively exploring avenues to return this segment to profitability. Cost cutting measures are detailed below under “Financial Services Expenses”. However, a return to profitability for this segment will also depend, to a large extent, on improved market conditions and a corresponding increase in revenues. We cannot predict when this could occur.

Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses for the three months ended March 31, 2009 and 2008 are included in the following table:

(in thousands)	Three Months ended March 31,
	2009	2008	Change	% Change
Losses and loss adjustment expenses:
Current accident year	$11,020	$9,056	$1,964	22%
Prior accident years	(4,899)	(1,547)	(3,352)	217%
Calendar year	$6,121	$7,509	$(1,388)	-18%

Loss and loss adjustment expenses for the three months ended March 31, 2009 decreased by $1,388,000 (18%) to $6,121,000 from $7,509,000 for the three months ended March 31, 2008. The decrease of $1,388,000 is the result of higher favorable development on prior year losses for the quarter ended March 31, 2009 as compared to the same period in 2008. For the three months ended March 31, 2009, current accident year loss and loss adjustment expenses totaled $11,020,000 based on 94 claims reported and prior year losses developed favorably by $4,899,000 as a result of reductions in our estimates of claims severity, principally the 2002 through 2008 report years, driven by closure of 106 claims during the period. For the three months ended March 31, 2008, current accident year loss and loss adjustment expenses were $9,056,000 based on 89 claims reported and there was $1,547,000 of favorable development on prior years. The positive effects of tort reform in Texas on average claim severity has resulted in continued favorable development of reserves and improved claim development patterns. We continued to favorably settle a significant number of post-tort reform claims at below the reserved amounts. Even though reported claims have increased by only 5 claims during the current quarter over the prior year quarter and claim pay-out trends remain favorable, we  increased our current accident year loss to reflect the change in our reinsurance contract to $1,000,000 in net retention and increases in policyholder count from 4,975 as of March 31, 2008 to 6,216 as of March 31, 2009.  We also continue to employ a conservative reserving methodology, in all periods, including the current accident year. .

Other Underwriting Expenses and Net Change in Deferred Acquisition Costs

Other underwriting expenses and net change in deferred acquisition costs for the three months ended March 31, 2009 and 2008 are included in the following table:

(in thousands)	Three Months ended March 31,
	2009	2008	Change	% Change
Other underwriting expenses	$3,221	$2,604	$617	24%
Net change in deferred acquisition costs	(181)	93	(274)	-295%
Total	$3,040	$2,697	$343	13%

Other underwriting expenses increased by $617,000 (24%) to $3,221,000 from $2,604,000 for the year ended December 31, 2008 as compared to the same period in 2007. Other underwriting expenses consist primarily of commissions to agents, premium taxes and other general underwriting expenses related to managing our Insurance Services segment. Commissions to agents and premium taxes increased by $380,000 for the quarter ended March 31, 2009 as compared to the prior year quarter due to increased premiums written and higher commission rates paid on new business than renewal business. In addition, legal, auditing, actuarial and other professional fees were $50,000 higher in the 2009 quarter versus the 2008 quarter primarily due to additional expenses incurred for actuarial services. The net change in deferred acquisition costs, which is comprised of the change in deferred and amortized commissions paid to agents on new and renewal business and deferred and amortized premium taxes, decreased for three months ended March 31, 2009 by $274,000 to $(181,000) from $93,000 for the comparable period in 2008 due to new costs capitalized exceeding the amortization of prior deferred expenses.

Financial Services Expenses

Financial services expenses for the three months ended March 31, 2009 and 2008 are included in the following table:

(in thousands)	Three Months ended March 31,
	2009	2008	$ Change	% Change
Broker Commissions	$785	$982	$(197)	-20%
Payroll and Benefits	510	763	(253)	-33%
Information Services	109	151	(42)	-28%
Legal and Professional Fees	75	459	(384)	-84%
Other	149	215	(66)	-31%
Total Financial Services Expenses	$1,628	$2,570	$(942)	-37%

Our Financial Services expenses decreased $942,000 (37%) for the three months ended March 31, 2009 compared to the same period in 2008. With the drop in trading activity associated with the U.S. economic downturn and the resultant investor uncertainty, we began making cost cuts in this division that began to take effect by mid-year 2008. All costs, from personnel to rent, dues and information services were scrutinized. The resulting cost cutting measures were then implemented during the latter half of 2008 with additional cost cuts continuing into the current period. As the table above shows, payroll and benefits decreased $253,000 (33%) and information services decreased $42,000 (28%) in the three months ended March 31, 2009 compared to the same period in 2008 as a result of these cost cuts. In addition, legal and professional fees decreased $384,000 (84%) in the current period as a result of non-recurring legal fees in the first three months of 2008 as well as to lower Sarbanes-Oxley consulting and audit fees. Lastly, variable costs, in particular commission expenses, decreased $197,000 (20%) for the three months ended March 31, 2009 compared to the same period in 2008 as a result of the decline in trading activity and associated commission revenues mentioned above.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2009 and 2008 are included in the following table:

(in thousands)	Three Months ended March 31,
	2009	2008	$ Change	% Change
Payroll and Benefits	$433	$423	$10	2%
Incentive Compensation	224	308	(84)	-27%
Board Compensation and Fees	207	425	(218)	-51%
Options and Other Compensation	25	13	12	92%
Legal and Professional Fees	103	160	(57)	-36%
Interest and Dividends	98	109	(11)	-10%
Other	134	120	14	12%
Total General & Administrative Expenses	$1,224	$1,558	$(334)	-21%

General and administrative expenses decreased $334,000 (21%) for the three months ended March 31, 2009 compared to the same period in 2008. The decrease in general and administrative expenses in the current period includes lower board compensation and fees of $218,000 (51%) resulting from deferred stock awards expensed at the time they were granted in the first quarter of 2008 in recognition of the effort involved in closing the acquisition of API in 2007. Legal and professional fees declined $57,000 (36%), the result of lower SOX related consulting and audit fees in the current period. Incentive compensation expense decreased $84,000 (27%) in the three months ended March 31, 2009 compared to the same period in 2008 primarily as a result of reversing excess annual accruals for 2008 incentive compensation in 2009. Interest and dividends represents interest paid on the outstanding balance of redeemable preferred stock. The $11,000 (10%) decline is a result of interest paid on a lower preferred stock balance of resulting from the $1,368,000 redemption made in 2008. Partially offsetting these decreases was a $10,000 (2%) increase in payroll and benefits in the three months ended March 31, 2009 compared to the same period in 2008. Finally, options and other expense to non-board member executives and key employees increased $12,000 (92%) in the current period compared to the same period in 2008 resulting primarily from common stock options expensed over the life of the options for awards made in September 2008.

Liquidity and Capital Resources

The primary sources of our liquidity for the three months ended March 31, 2009 were funds provided by insurance premiums collected, net investment income, recoveries from reinsurers and proceeds from the maturity and sale of invested assets.  The primary uses of cash are losses from insurance claims, loss adjustment expenses, operating expenses, the acquisition of invested and fixed assets and reinsurance premiums.

Cash Flows. Our total cash and cash equivalents balance at March 31, 2009 was $38,423,000, an increase of $16,363,000 (74%) in the current quarter as cash provided by operating and investing activities more than offset net cash used in financing activities. Our cash flows provided by operating activities totaled $9,721,000 at March 31, 2009 on the strength of $6,012,000 in net income adjusted for net realized investment losses and from reinsurance reimbursements for prior years’ swing-rated treaties totaling $2,492,000. Our Insurance Services segment generated the bulk of the cash received from operating activities, the result of increased premium and maintenance fee receipts and decreased claims payouts. Our cash flows provided by investing activities totaled $8,920,000 in the current quarter primarily as a result of proceeds from the sale of available-for-sale fixed income and equity securities in excess of purchases of these securities. Cash used in financing activities totaled $2,278,000 for the three months ended March 31, 2009 primarily as a result of preferred share redemptions and repurchases of our common stock under our share repurchase program. For details of the amounts described above, refer to the Condensed Consolidated Statements of Cash Flows of this Form 10-Q.

Historically, we have maintained a strong liquidity position and, as a result, we have been able to satisfy our operational and capital expenditure requirements with cash generated from our operating and investing activities. These same sources of funds have also allowed us to pursue investment and expansion opportunities consistent with our growth plans. Although there can be no assurance our operating activities will provide positive cash flow in the future, we are optimistic that our working capital requirements will be met for the foreseeable future because our current cash position is very strong, with a balance of approximately $38,423,000, and a large portion of our approximate $202,218,000 investment portfolio is in short-term, highly liquid bonds and other fixed income securities.

Letters of Credit. From 1997 through 2002, we assumed reinsurance liabilities on medical professional liability policies written by another insurance company in the state of Texas. In the course of assuming this business, we have established a letter of credit for the benefit of this insurance company in the amount of $500,000 and pledged assets in the amount of $525,000 to secure the letter of credit as of March 31, 2009.

Capital Expenditures. In April 2007 we entered into a contract with a vendor to provide us with and implement an integrated policy and claims administration system. The total capitalized expenditures for the project is anticipated to be approximately $2,000,000. Our capital expenditures for all equipment including hardware and software costs were $81,000 for the three months ended March 31, 2009 of which approximately $70,000 were related to this software implementation project and the remainder of $11,000 was primarily related to network and hardware upgrades. We expect to incur additional capitalized expenditures of approximately $850,000 for the remainder of this project, which are expected to be funded from cash on hand over the remainder of 2009.

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

Restrictions on Dividends by API. In addition to restrictions on dividends and distributions applicable to all Texas stock insurance companies, for so long as any of our Series A redeemable preferred stock is outstanding, the Texas Department of Insurance prohibits API from paying dividends to the Company  in any calendar year unless and until we have complied with our redemption and dividend payment obligations to the holders of our Series A redeemable preferred stock for that year. Our agreement with the Texas Department of Insurance also provides that, until all of the Series A redeemable preferred stock has been fully redeemed and all dividends have been paid, API will not make aggregate annual dividends to us with respect to API’s capital stock in excess of the lesser of 10% of API’s prior year-end policyholder statutory surplus or API’s prior year statutory net income, and in no event may such distributions exceed API’s statutory earned surplus. Accordingly our subsidiaries may not be able to pay funds to us and, even if paid such funds may not be sufficient to enable us to meet our obligations. For calendar year 2008, the dividend restriction is $8,804,000 and $1,000,000 of these dividends were paid to us during the quarter ended March 31, 2009.

Escrow Account. In connection with the API acquisition, the Texas Department of Insurance has required us to place $2,500,000 into an escrow account with a bank, to remain in escrow until the aggregate remaining redemption and dividend obligation relating to our Series A redeemable preferred stock is less than the amount of the escrow balance. No withdrawals may be made from this escrow account without prior approval from the Texas Department of Insurance. To satisfy this condition of the merger, we have been purchasing fixed income securities with one year terms. As of March 31, 2009, we hold in escrow a $2,500,000 fixed income security paying 2.14% interest. This security is included in fixed maturities, available for sale.

At March 31, 2009, API had investments with a fair market value of $1,479,000 on deposit with state insurance departments to satisfy regulatory requirements and these securities are included in fixed maturities, available for sale.

There are no participation agreements or purchase commitments as of March 31, 2009. Our primary liability is the reserves for losses and loss adjustment expenses which are estimates of the ultimate expected payouts on existing reported and estimated unreported claims. These reserves totaled $91,341,000 at March 31, 2009. Our reserves for unpaid losses and loss adjustment expenses are an estimate of future cash flows necessary to fulfill insurance obligations based on insured events that have already occurred, but the amount and timing of the cash flow is uncertain. As a result of the acquisition of API on April 1, 2007, we issued Series A mandatorily redeemable preferred stock. The holders of our Series A redeemable preferred stock are entitled to cumulative dividends thereon at the rate of three percent per annum payable on the remaining redemption value per share, in priority to the payments of dividends on our common shares. Holders of Series A redeemable preferred stock have no preemptive rights and have the same voting rights as the holders of our common stock. The preferred shares are non-certificated and mandatorily redeemable. They must be redeemed ratably at not less than $1,000,000 per year, with all remaining outstanding shares being redeemed by December 31, 2016. The remaining redemption obligation was $7,050,000 at March 31, 2009.

Other Significant Balance Sheet Items

We maintain a portion of our investment portfolio in short-term securities and cash to meet short-term operating liquidity requirements, including the payment of losses and loss expenses. We also invest a substantial part of our cash flow from operations principally in bonds and other fixed income securities. We plan to continue our emphasis on fixed income securities investments.

Cash and cash equivalents and invested assets totaled $240,641,000 and $231,769,000 at March 31, 2009 and December 31, 2008, respectively. Cash and cash equivalents and invested assets represent 83% and 82% of our total assets for the same respective periods. We believe that a majority of our short-term and fixed-maturity securities are readily marketable, and that our invested assets have scheduled maturities in line with our projected cash needs.

Reinsurance recoverables decreased by $1,057,000 (8%) to $12,739,000 at March 31, 2009 from $13,796,000 at December 31, 2008 primarily as a result of the favorable development in the reinsurance layer of $832,000 as discussed in Note 5 to the unaudited financial statements included herein.

In addition to an adjustment to premiums ceded, estimates of ultimate reinsurance ceded premium amounts compared to the amounts paid on a provisional basis give rise to a balance sheet asset classified as “Other Amounts Receivable Under Reinsurance Contracts” or a balance sheet liability classified as “Funds Held Under Reinsurance Treaties.” Furthermore, each retrospective treaty requires a 24 or 36 month holding period before any premium adjustments or cash can be returned or paid. The ultimate settlement amount is not determined until all losses have been settled under the respective treaties. As of March 31, 2009, we have recorded a balance sheet liability, “Funds Held Under Reinsurance Treaties” of $5,112,000, which represent the differences between the estimates of ultimate reinsurance premiums ceded amounts for the 2002 through 2008 treaty years as compared to the amounts paid on a provisional basis.

Other amounts receivable under reinsurance contracts decreased $1,497,000 (100%) to $0 at March 31, 2009 from $1,497,000 at December 31, 2008 due to a net payment of $3,463,000 received from reinsurers primarily for the initial reimbursement for the excess reinsurance premiums paid on a provisional basis for the 2006 treaty year.

Accrued expenses and other liabilities decreased $2,145,000 (34%) to $4,121,000 at March 31, 2009 from $6,266,000 at December 31, 2008 primarily due to payment of 2008 incentive compensation in March, 2009.

Adoption of Recent Accounting Pronouncements

The effects of new accounting pronouncements are described in Note 3 of the Notes to unaudited condensed consolidated financial statements included elsewhere in this report. Such information is incorporated herein by reference.

Off Balance Sheet Arrangements

There were no off-balance sheet arrangements as of March 31, 2009.

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

We invest our assets primarily in fixed-maturity securities, which as of March 31, 2009 and December 31, 2008 comprised approximately 79% and 85% of total investments, respectively, including unrestricted cash balances, at market value. As of March 31 2009 and December 31, 2008, the fair value of investments in fixed maturity securities was $190,630,000 and $198,011,000, respectively. The decrease in fixed-income maturities is primarily the result of the sale of additional fixed-maturity securities, primarily non-agency CMO’s during the three months ended March 31, 2009. Our intent is to continue to focus on preservation of principal over yield during the current economic crisis.

The fixed-income maturities consist predominately of investment grade U.S. government agency and non-agency collateralized mortgage obligations and U.S. government agency mortgage-backed bonds for the purpose of generating ample cash flow to meet claim funding requirements while maintaining a reasonable investment yield.

We have exposure to credit risk primarily as a holder of fixed-income securities. We control this exposure by emphasizing investment grade quality in the fixed-income securities we purchase. At March 31, 2009 and at December 31, 2008, substantially all of our fixed-income portfolio consisted of investment grade securities. We believe that this concentration of investment grade securities limits our exposure to credit risk on our fixed-income investments. The financial environment globally and in the United States has recently experienced significant volatility. Our investment portfolio and the fair value of our investment holdings has been affected by these poor economic conditions and recent changes in the financial and credit markets, and we rely on the investment income produced by our investment portfolio to contribute to our profitability. Future changes in interest rates and credit quality caused by a continued market downturn will likely result in fluctuations in the income derived from, the valuation of, and in the case of declines in credit quality, payment defaults on, our fixed income securities, which could have a material adverse affect on our financial condition, liquidity or results of operations.

Our investment portfolio is also subject to credit and cash flow risk, including risks associated with our investments in mortgage-backed securities. Because our investment portfolio is the largest component of our consolidated balance sheet, further deterioration of the economy and the financial and credit markets could result in additional other-than-temporary impairments that could be material to our financial condition and operating results. For examples, such economic changes could arise from overall changes in the financial markets or specific changes to industries, companies or municipalities in which we maintain our investment holdings. Also, in periods of market illiquidity and instability such as the current financial crisis, the fair value of our investments is more difficult to estimate, could result in assessments of fair value greater or less than amounts received in actual transactions and may have unforeseen consequences that we are currently unable to predict. Volatile or illiquid markets increase the likelihood that such assumptions may not behave in historically predictable manners, resulting in fair value estimates that are overstated compared with actual amounts that could be realized upon disposition or maturity of the security. For additional discussion of our fixed income securities including our non-agency collateralized mortgage obligations and related other than temporary impairment as well as our fair value measurements, see Notes 4 and 13 to our unaudited condensed consolidated financial statements included herein.

The value of the fixed-income maturities are also subject to interest rate risk. As market interest rates decrease, the value portfolio increases with the opposite holding true in rising interest rate environments. All of our fixed income securities are designated as available-for-sale and, accordingly, are presented at fair value on our balance sheets. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. We believe we are in a position to hold our fixed-income investments until maturity if we elect to do so.

Changes in interest rates as well as continued market instability due to a prolonged economic crisis continue to have an impact in our Financial Services segment. The general level of interest rates may trend higher or lower in 2009 and this move may impact our level of business in different fixed-income sectors. Since revenues are primarily recorded as commissions earned on the trading of fixed-income securities, a volatile interest rate environment or continued poor economic conditions in 2009 could lead to investor uncertainty and an unwillingness to invest, thus negatively affecting our commission revenues.

Equity securities comprised approximately 4% of total investments, including unrestricted cash, at market value as of both March 31, 2009 and December 31, 2008. As of March 31, 2009 and December 31, 2008, the fair value of investments in equity securities was $10,110,000 and $10,099,000, respectively.

Equity securities are subject to equity price risk, which is defined as the potential for loss in market value due to a decline in equity prices. The value of common stock equity investments is dependent upon the general conditions in the securities markets and the business and financial performance of the individual companies in the portfolio. Values are typically based on future economic prospects as perceived by investors in the equity markets. We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that such declines in the fair value of such assets below our accounting basis are other-than-temporary. We recorded net write-downs on equity securities of $311,000 for the three months ended March 31, 2009 as a result of these equities having other-than-temporary impairments.

The remainder of the investment portfolio consists of cash and highly liquid short-term investments.

As mentioned above, our invested assets are subject to interest rate risk and equity price risk. The following table presents the effect as of March 31, 2009 on current estimated fair values of the fixed-maturity securities available-for-sale and equity securities assuming a 1% increase in market interest rates and a 10% decline in equity prices.

	Carrying Value	Estimated Fair Value at Current Market Rates/Prices	Estimated Fair Value at Adjusted Market Rates/Prices (1)
		(in thousands)
Interest rate risk:
Fixed-maturities; available for sale	$190,630	$190,630	$185,322
Equity price risk:
Equity securities	$10,110	$10,110	$9,099

(1)

Adjusted rates assume a 1% increase in market rates for fixed rate securities and a 10% decline in equity market values.

For all our financial assets and liabilities, we seek to maintain reasonable average durations, consistent with the maximization of income, without sacrificing investment quality and providing for liquidity and diversification.

The estimated fair values at current market rates for financial instruments subject to interest rate risk and equity price risk in the table above are the same as those included elsewhere herein. The estimated fair values are calculated using simulation modeling based on the most likely outcome, assuming a 1% shift in interest rates.

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

We are also subject to credit risk with respect to our reinsurers. Although our reinsurers are liable to us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have reinsured. As a result, reinsurance agreements do not limit our ultimate obligations to pay claims to policyholders and we may not recover claims made to our reinsurers. The ultimate effects of the recent market volatility, credit crises, and overall economic downturn may have unforeseen consequences on the credit quality, liquidity and financial stability of the reinsurers with which we do business. As recent market experience indicates, such deteriorations in financial condition can occur rapidly, leaving us unable to react to such a scenario in a prudent manner consistent with orderly markets. This in turn could adversely affect our financial condition, liquidity or results of operations. For additional discussion of our reinsurers and related reinsurance recoverable, see Note 5 to unaudited financial statements included herein.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2009.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are involved in various claims and legal actions that have arisen in the ordinary course of business. Management believes that any liabilities arising from these actions will not have a material adverse effect on our financial condition or results of operations. See Note 7 to the unaudited consolidated financial statements included herein.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the period ended December 31, 2008 which could materially affect our business, financial condition or future results. The risks described in this report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are inapplicable.

(c)  Stock Repurchases for the three months ended March 31, 2009:

Period	Total Number of shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May yet be Purchased under the Plans or Programs (2)
January 1, 2009 – January 31, 2009	11,575	$20.18	11,575	$2,673,000
February 1, 2009 – February 28, 2009	16,507	$20.23	16,507	$2,339,000
March 1, 2009 – March 31, 2009	27,000	$19.29	27,000	$5,819,000

(1)

Of the total shares purchased, all were purchased in open market transactions.

(2)

Our original $2,000,000 share repurchase program was announced August 17, 2004 and was increased on six subsequent occasions, most recently being increased by $4,000,000 on March 11, 2009. As of March 31, 2009, we had a maximum dollar value of $5,819,000 remaining for the future purchase of shares under the Stock Repurchase program.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to vote to security holders during the three months ended March 31, 2009.

ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6.  EXHIBITS

10.1

Executive Employment Agreement between American Physicians Service Group and Kenneth S. Shifrin (1)

10.2

Executive Employment Agreement between American Physicians Service Group and Timothy L. LaFrey (1)

10.3

Executive Employment Agreement between American Physicians Service Group and Marc J. Zimmermann. (1)

10.4

Executive Employment Agreement between American Physicians Service Group and Maury L. Magids (1)

31.1

Section 302 Certification of Chief Executive Officer (1)

31.2

Section 302 Certification of Chief Financial Officer (1)

32.1

Section 906 Certification of Chief Executive Officer (1)

32.2

Section 906 Certification of Chief Financial Officer (1)

99.1        Investment Holdings Listing as of March 31, 2009 (1)

________________

(1)

Filed herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Physicians Service Group, Inc.

Date: May 8, 2009	/s/ Marc J. Zimmermann
Marc J. Zimmermann, Chief Financial Officer