Form 10-Q
period 2009-06-30
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 2009-08-05
CIK 724024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-Q

☑	Quarterly Report Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended June 30, 2009
or
☐	Transition Report Pursuant to Sections 13 or 15(d) of the Securities and Exchange Act of 1934 For the transition period from __________ to __________

Commission File Number 001-31434

AMERICAN PHYSICIANS SERVICE GROUP, INC.

(Exact name of registrant as specified in its charter)

Texas	75-1458323
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification No.)

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
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class Common Stock, $.10 par value	Number of Shares Outstanding At July 31, 2009 6,909,481

PART 1

FINANCIAL INFORMATION

AMERICAN PHYSICIANS SERVICE GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)	June 30, 2009	December 31, 2008

Assets

Investments:
Fixed maturities available for sale, at fair value	$200,881	$198,011
Equity securities available for sale, at fair value	11,344	10,099
Other invested assets	1,545	1,599
Total investments	213,770	209,709

Cash and cash equivalents	28,831	22,060
Accrued investment income	1,534	1,489
Premium and maintenance fees receivable	17,416	17,186
Reinsurance recoverables on paid and unpaid loss adjustment expenses	10,498	13,796
Other amounts receivable under reinsurance contracts	-	1,497
Deferred policy acquisition costs	2,417	2,500
Subrogation recoverables	-	219
Federal income tax receivable	838	738
Deferred tax assets	9,089	9,488
Property and equipment, net	491	590
Intangible assets	2,268	2,264
Other assets	1,696	2,018

Total assets	$288,848	$283,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share data)	June 30, 2009	December 31, 2008

Liabilities

Reserve for loss and loss adjustment expense	$90,403	$92,141
Unearned premiums and maintenance fees	36,389	36,785
Reinsurance premiums payable	28	61
Funds held under reinsurance treaties	4,264	3,978
Trade accounts payable	699	290
Accrued expenses and other liabilities	6,288	6,266
Federal income tax payable	-	-
Mandatorily redeemable preferred stock	6,531	7,568

Total liabilities	144,602	147,089

Commitments and contingencies

Shareholders' Equity

Preferred stock, $1.00 par value, 1,000,000 shares authorized, 7,030 and 8,074 issued and outstanding at June 30, 2009 and December 31, 2008, respectively
Common stock, $0.10 par value, 20,000,000 shares authorized, 6,909,481 and 7,014,386 issued and outstanding at June 30, 2009 and December 31, 2008, respectively	691	701
Additional paid-in capital	81,670	82,329
Accumulated other comprehensive income, net of taxes	2,943	368
Retained earnings	58,942	53,067

Total shareholders' equity	144,246	136,465

Total liabilities & shareholders' equity	$288,848	$283,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES

Gross premiums and maintenance fees written	$14,682	$15,124	$32,222	$29,860
Premiums ceded	335	(1,019)	663	376
Change in unearned premiums & maintenance fees	1,808	489	397	1,712

Net premiums and maintenance fees earned	16,825	14,594	33,282	31,948

Investment income, net of investment expense	2,666	2,959	5,217	6,015
Realized capital gains (losses), net	(142)	(35)	(517)	14
Other-than-temporary impairments	(1,100)	(1,208)	(2,007)	(3,852)
Financial services	1,827	1,477	3,275	3,277
Other revenue	45	36	102	53

Total revenues	20,121	17,823	39,352	37,455

EXPENSES

Losses and loss adjustment expenses	6,797	1,579	12,918	9,088
Other underwriting expenses	2,510	2,498	5,731	5,102
Change in deferred policy acquisition costs	264	104	83	197
Financial services expenses	1,747	3,316	3,375	5,886
General and administrative expenses	1,164	1,161	2,388	2,719

Total expenses	12,482	8,658	24,495	22,992

Income from operations	7,639	9,165	14,857	14,463

Income tax expense	2,718	3,019	5,206	4,937

Net income	$4,921	$6,146	$9,651	$9,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income per common share

Basic:

Net Income	$0.71	$0.86	$1.39	$1.33

Diluted:

Net Income	$0.70	$0.84	$1.36	$1.30

Basic weighted average shares outstanding	6,923	7,153	6,958	7,173

Diluted weighted average shares outstanding	7,007	7,284	7,089	7,305

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC. CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME For the Six Months ended June 30, 2009 (Unaudited)

(In thousands, except share amounts)						Accumulated
			Additional			Other		Total
	Shares	Common	Paid-In	Retained	Comprehensive	Comprehensive	Treasury	Shareholders'
	Outstanding	Stock	Capital	Earnings	Income	Income	Stock	Equity
Balance December 31, 2008	7,014,386	$701	$82,329	$53,067		$368	$-	$136,465
Comprehensive income:
Net income	-	-	-	4,730	4,730	-	-	4,730

Other comprehensive income, net of tax:
Unrealized gain on securities, (net of reclassification adjustment)	-	-	-	-	1,821	1,821	-	1,821
Comprehensive income:					$6,551
Stock options expensed	-	-	161	-		-	-	161
Stock options exercised- exchanged	30,000	3	415	-		-	-	418
Tax benefit from exercise of stock options	-	-	5	-		-	-	5
Treasury stock purchases	-	-	-	-		-	(1,506)	(1,506)
Cancelled treasury stock - purchased	(55,082)	(5)	(648)	(435)		-	1,088	-
Cancelled treasury stock - exchanged	(20,480)	(2)	(241)	(175)		-	418	-
Deferred compensation granted	2,300	-	45	-		-	-	45
Balance March 31, 2009 (As Restated)	6,971,124	$697	$82,066	$57,187		$2,189	$-	$142,139

Comprehensive income:
Net income	-	-	-	4,921	4,921	-	-	4,921
Other comprehensive income, net of tax:
Unrealized gain on securities, (net of reclassification adjustment)	-	-	-	-	754	754	-	754
Comprehensive income:					$5,675
Stock options expensed	-	-	121	-		-	-	121
Stock options exercised- exchanged	70,450	7	860	-		-	-	867
Tax benefit from exercise of stock options	-	-	181	-		-	-	181
Treasury stock purchases	-	-	-	-		-	(2,709)	(2,709)
Cancelled treasury stock - purchased	(84,020)	(8)	(990)	(685)		-	1,683	-
Cancelled treasury stock - exchanged	(48,073)	(5)	(568)	(453)		-	1,026	-
Dividends paid ($0.30 per share)	-	-	-	(2,028)		-	-	(2,028)
Balance June 30, 2009	6,909,481	$691	$81,670	$58,942		$2,943	$-	$144,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC. CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME For the Six Months ended June 30, 2008 (Unaudited)

(In thousands, except share amounts)						Accumulated
			Additional			Other		Total
	Shares	Common	Paid-In	Retained	Comprehensive	Comprehensive	Treasury	Shareholders'
	Outstanding	Stock	Capital	Earnings	Income	Income (Loss)	Stock	Equity
Balance December 31, 2007	7,213,626	$721	$83,407	$39,307		$545	$-	$123,980
Comprehensive income:
Net income	-	-	-	3,380	3,380	-	-	3,380

Other comprehensive income, net of tax:
Unrealized gain on securities, (net of reclassification adjustment)	-	-	-	-	214	214	-	214
Comprehensive income:					$3,594
Stock options expensed	-	-	155	-		-	-	155
Stock options exercised- proceeds	9,000	1	83	-		-	-	84
Stock options exercised- exchanged	23,000	2	207	-		-	-	209
Tax benefit from exercise of stock options	-	-	103	-		-	-	103
Treasury stock purchases	-	-	-	-		-	(1,598)	(1,598)
Cancelled treasury stock - purchased	(71,746)	(7)	(830)	(503)		-	1,340	-
Cancelled treasury stock - exchanged	(13,278)	(1)	(155)	(102)		-	258	-
Common stock awarded	16,500	2	300	-		-	-	302
Balance March 31, 2008	7,177,102	$718	$83,270	$42,082		$759	$-	$126,829

Comprehensive income:
Net income	-	-	-	6,146	6,146	-	-	6,146
Other comprehensive income, net of tax:
Unrealized loss on securities, (net of reclassification adjustment)	-	-	-	-	(2,108)	(2,108)	-	(2,108)
Comprehensive income:					$4,038
Stock options expensed	-	-	165	-		-	-	165
Stock options exercised- exchanged	62,500	7	578	-		-	-	585
Tax benefit from exercise of stock options	-	-	257	-		-	-	257
Treasury stock purchases	-	-	-	-		-	(1,994)	(1,994)
Cancelled treasury stock - purchased	(57,273)	(6)	(662)	(558)		-	1,226	-
Cancelled treasury stock - exchanged	(35,103)	(4)	(407)	(357)		-	768	-
Dividends paid ($0.30 per share)	-	-	-	(2,096)		-	-	(2,096)
Balance June 30, 2008	7,147,226	$715	$83,201	$45,217		$(1,349)	$-	$127,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net Income	$9,651	$9,526
Adjustments to reconcile net income to cash provided by operating activities:
Amortization and accretion of investments	(98)	(253)
Depreciation and amortization	377	360
Realized losses on investments	517	(14)
Other than temporary impairments	2,007	3,852
Change in deferred acquisition costs	83	197
Common stock awarded	45	302
Stock options expensed	282	320
Deferred income tax benefit	(802)	(1,462)
Excess tax benefits from stock-based compensation	(186)	(360)
Other non-cash items	125	(53)
Changes in operating assets and liabilities, net of business acquisition:
Restricted cash	-	569
Premium receivables, net	(230)	(353)
Other amounts receivable under reinsurance contracts	1,497	4,533
Reinsurance recoverables on unpaid and paid loss expenses	3,274	1,745
Funds held under reinsurance treaties	286	748
Reserve for losses and loss adjustment expenses	(1,738)	(3,503)
Unearned premiums and maintenance fees	(396)	(1,790)
Other receivables and assets	409	935
Federal income tax payable	(100)	1,813
Accrued expenses & other liabilities	184	(2,433)
Net cash provided by operating activities	15,187	14,679

Cash flows used in investing activities:
Capital expenditures	(170)	(662)
Proceeds from the sale and maturities of available-for-sale equity and fixed income securities	64,794	23,739
Purchase of available-for-sale equity and fixed income securities	(67,343)	(26,877)
Funds loaned to others	-	(433)
Collection of notes receivable and other	125	495
Net cash used in investing activities	(2,594)	(3,738)

Cash flows used in financing activities:
Exercise of stock options	-	84
Excess tax benefits from stock-based compensation	186	360
Repurchases of common stock	(2,771)	(2,566)
Preferred stock redemption	(1,209)	(1,331)
Dividend paid	(2,028)	(2,096)
Net cash used in financing activities	(5,822)	(5,549)

Net change in cash and cash equivalents	6,771	5,392

Cash and cash equivalents at beginning of period	22,060	18,391
Cash and cash equivalents at end of period	$28,831	$23,783

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

1.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated unaudited financial statements as of and for the three and six month periods ended June 30, 2009 and 2008 reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. These consolidated financial statements have not been audited by our independent registered public accounting firm. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC should be read in conjunction with this Quarterly Report on Form 10-Q.

2.

Immaterial Restatement of Shareholders’ Equity

We have restated retained earnings and additional paid-in capital as of December 31, 2007 and subsequent periods. After the issuance of our Annual Report on Form 10-K for the year ended December 31, 2008 in connection with a review of our accounting practices for the purchase and retirement of treasury stock, we determined that we had not correctly allocated the excess of the purchase price over the stated value of the treasury stock between additional paid-in capital and retained earnings in accordance with Accounting Principles Board Opinion No. 6. This adjustment affects only the balance sheet presentation of our equity accounts and has no impact on total shareholders’ equity, net income, earnings per share, or cash flows for the periods presented.

The tables below summarize the effects of such immaterial adjustments on our previously issued consolidated financial statements:

(Amounts in thousands)	As of December 31, 2007
	As Reported	Adjustment	As Adjusted
Shareholders' Equity

Common stock, $0.10 par value	$721	$-	$721
Additional paid-in capital	79,752	3,655	83,407
Accumulated other comprehensive income, net of taxes	545	-	545
Retained earnings	42,962	(3,655)	39,307
Total shareholders' equity	$123,980	$-	$123,980

(Amounts in thousands)	As of March 31, 2008
	As Reported	Adjustment	As Adjusted
Shareholders' Equity

Common stock, $0.10 par value	$718	$-	$718
Additional paid-in capital	79,010	4,260	83,270
Accumulated other comprehensive income, net of taxes	759	-	759
Retained earnings	46,342	(4,260)	42,082
Total shareholders' equity	$126,829	$-	$126,829

(Amounts in thousands)	As of June 30, 2008
	As Reported	Adjustment	As Adjusted
Shareholders’ Equity

Common stock, $0.10 par value	$715	$-	$715
Additional paid-in capital	78,026	5,175	83,201
Accumulated other comprehensive loss, net of taxes	(1,349)	-	(1,349)
Retained earnings	50,392	(5,175)	45,217
Total shareholders’ equity	$127,784	$-	$127,784

(Amounts in thousands)	As of December 31, 2008
	As Reported	Adjustment	As Adjusted
Shareholders' Equity

Common stock, $0.10 par value	$701	$-	$701
Additional paid-in capital	75,367	6,962	82,329
Accumulated other comprehensive income, net of taxes	368	-	368
Retained earnings	60,029	(6,962)	53,067
Total shareholders' equity	$136,465	$-	$136,465

(Amounts in thousands)	As of March 31,2009
	As Reported	Adjustment	As Adjusted
Shareholders' Equity

Common stock, $0.10 par value	$697	$-	$697
Additional paid-in capital	75,104	6,962	82,066
Accumulated other comprehensive income, net of taxes	2,189	-	2,189
Retained earnings	64,149	(6,962)	57,187
Total shareholders' equity	$142,139	$-	$142,139

3.

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

4.

New Accounting Pronouncements

Effective January 1, 2008, we adopted SFAS 157, Fair Value Measurements, for our financial assets and financial liabilities, but did not adopt SFAS 157 as it related to nonfinancial assets and liabilities based on the February 2008 issuance of  FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which permits a one-year deferral of the application of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  The adoption of SFAS 157 as it pertains to financial assets and liabilities did not have a material impact on our results of operations, financial position and cash flows. Effective January 1, 2009, we adopted FAS 157 for non-financial assets and non-financial liabilities and it did not have a material effect on our results of operations, financial position or cash flows.

In September 2008, the SEC and FASB issued joint guidance providing clarification of issues surrounding the determination of fair value measurements under the provisions of SFAS 157 in the current market environment.  In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which amended SFAS 157 to provide an illustrative example of how to determine the fair value of a financial asset when the market for that asset is not active.

In April 2009, FSP No. FAS 157-4 (“FSP 157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, was issued.  It provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset and identifying circumstances that indicate a transaction is not orderly. This FSP also requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques).  FSP 157-4 does not change the objective of fair value measurement. That is, even though there has been a significant decrease in market activity for a security, the fair value objective remains the same. Fair value is the price that would be received to sell a security in an orderly transaction (i.e not a forced liquidation or distressed sale), between market participants at the measurement date under current market conditions (i.e., an exit price notion). We adopted FSP 157-4 during the quarter ended June 30, 2009.  The adoption of this pronouncement did not have a material impact on our results of operations, financial position or cash flows.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”), which replaces the requirement in FSP No. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, for management to assert that it has the intent and ability to hold an impaired debt security until recovery with the requirement that management assert if it either has the intent to sell the debt security or if it is more likely than not it will be required to sell the debt security before recovery of its amortized cost basis.  If management intends to sell the debt security or it is more likely than not it will be required to sell the debt security before recovery of its amortized cost basis, an other-than-temporary impairment (“OTTI”) shall be recognized in earnings equal to the difference between the debt security’s amortized cost basis and its fair value at the balance sheet date.  After the recognition of an OTTI, the debt security is accounted for as if it had been purchased on the measurement date of the OTTI, with an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings.

If management does not intend to sell the debt security and it is not likely that it will be required to sell the debt security before recovery of its amortized cost basis, but the present value of the cash flows expected to be collected is less than the amortized cost basis of the debt security (referred to as the credit loss), an OTTI is also considered to have occurred.  In this instance, FSP 115-2 requires the separation of the total OTTI into the amount related to the credit loss, which is recognized in earnings, with the remaining amount of the total OTTI attributed to other factors (referred to as the noncredit portion) and recognized as a separate component in other comprehensive income (“OCI”).  After the recognition of an OTTI, the debt security is accounted for as if it had been purchased on the measurement date of the OTTI, with an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings.  In addition, FSP 115-2 expands and increases the frequency of existing disclosures about OTTIs for debt securities regarding expected cash flows, credit losses and aging of securities with unrealized losses.  Upon adoption, the cumulative effect of this pronouncement is recognized as an adjustment to the opening balance of retained earnings with a corresponding adjustment to OCI for those securities that management does not have the intent to sell or it is not likely that it will be required to sell the debt security before recovery of its amortized cost basis. The adoption of this pronouncement did not have a material impact on our results of operations, financial position or cash flows.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), which extends the disclosure requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim financial statements.  FSP 107-1 also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in the financial statements on an interim basis and to highlight any changes of the methods and significant assumptions from prior periods.  The disclosures in FSP 107-1 are effective for interim reporting periods ending after June 15, 2009, and are not required for earlier periods that are presented for comparative purposes at initial adoption.  In periods after initial adoption, FSP 107-1 requires comparative disclosures only for periods ending after initial adoption.  The adoption of these pronouncements did not have a material impact on our results of operations, financial position or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards, or SFAS No. 141 (Revised December 2007) Business Combinations (SFAS 141R). SFAS 141R replaces FASB Statement No. 141, Business Combinations but retains the fundamental requirement in SFAS 141 that the acquisition method (referred to as the purchase method in SFAS 141) of accounting be used for all business combinations. SFAS 141R provides new and additional guidance with respect to business combinations including: defining the acquirer in a transaction, the valuation of assets and liabilities when non-controlling interests exist, the treatment of contingent consideration, the treatment of costs incurred to effect the acquisition, the treatment of reorganization costs, and the valuation of assets and liabilities when the purchase price is below the net fair value of assets acquired. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption was prohibited. We have adopted the Statement on its effective date; however, because there were no acquisitions during the current quarter, there was no impact on our financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We adopted this pronouncement and it did not have a material impact on our financial position, results of operations or cash flows.

The FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events, (FAS 165) on May 28, 2009. FAS 165 establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. FAS 165 defines subsequent events as either recognized or nonrecognized subsequent events. An entity should recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing the financial statements.  An entity should not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet. FAS 165 also requires the disclosure of the date through which subsequent events have been evaluated, as well as whether the date is the date the financial statements were issued or were available to be issued. The standard is effective for interim or annual periods ending after June 15, 2009. We adopted FAS 165 effective with the quarter ended June 30, 2009. We were not aware of any recognized or nonrecognized subsequent events as of August 4, 2009, the date the financial statements were issued.

5.

Investments

Available-For-Sale Fixed Maturities. Of the total $200,881,000 portfolio balance in available-for-sale fixed income maturities at June 30, 2009, all but $1,674,000 are considered investment grade securities. The primary goal of our investment strategy for our Insurance Services segment is to ensure that we have sufficient assets to meet our obligations to our policyholders, and our secondary goal is to provide investment income. The investment plan for our Insurance Services segment provides guidance on diversification, duration of the portfolio, sector allocation and specific restrictions, such as the size of investment in any one issue and limitations on the purchases of securities rated lower than investment grade by Moody’s, Standard and Poor’s or a comparable rating institution.

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

Our entire fixed-income portfolio consists of investment grade securities rated “BBB” or higher by Standard and Poor’s, Moody’s or Fitch rating agencies with the exception of one corporate bond and three non-agency CMOs with a combined fair market value of approximately $1,674,000. The following table reflects the composition of our fixed-income portfolio by security rating category of the issuer, as of June 30, 2009. In cases where the rating agencies had a different rating assigned to a security, the classification in the table is the lower rating.

	Fair Value
Rating Category	(in thousands)	Percentage
AAA / Aaa	$157,330	78%
AA / Aa	20,245	10%
A / A	19,867	10%
BBB	1,765	1%
Non-investment grade	1,674	1%
Total	$200,881	100%

Available-For-Sale Equity Securities.  Our equity portfolio consists of $11,344,000 in available-for-sale equity securities as of June 30, 2009. We account for equity securities as available-for-sale.

The amortized cost and estimated fair values of investments in fixed income and equity securities at June 30, 2009 and December 31, 2008 are as follows (in thousands):

June 30, 2009	Cost or			Estimated
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Fixed Maturities:

U.S. treasury notes / bills	$24,139	$665	$16	$24,788
U.S. government agency mortgage-backed bonds	25,519	1,317	-	26,836
U.S. government agency collateralized mortgage obligations	46,273	2,100	-	48,373
Collateralized mortgage obligations:
Prime CMOs	5,346	38	-	5,384
Alt A CMOs	2,419	102	-	2,521
U.S. government agency bonds / notes	22,120	346	-	22,466
Government tax-exempt bonds	34,219	772	143	34,848
Corporate bonds	35,407	394	136	35,665
Total fixed maturities	195,442	5,734	295	200,881

Equity securities	12,255	191	1,102	11,344

Total fixed maturities and equity securities	$207,697	$5,925	$1,397	$212,225

December 31, 2008	Cost or			Estimated
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Fixed Maturities:

U.S. treasury notes / bills	$30,226	$836	$70	$30,992
U.S. government agency mortgage-backed bonds	29,090	1,339	-	30,429
U.S. government agency collateralized mortgage obligations	51,831	1,660	9	53,482
Collateralized mortgage obligations:
Prime CMOs	23,523	704	1,803	22,424
Alt A CMOs	2,968	46	-	3,014
U.S. government agency bonds / notes	23,904	511	-	24,415
Government tax-exempt bonds	26,565	131	1,249	25,447
Corporate bonds	7,784	143	119	7,808
Total fixed maturities	195,891	5,370	3,250	198,011

Equity securities	11,652	159	1,712	10,099

Total fixed maturities and equity securities	$207,543	$5,529	$4,962	$208,110

Of our entire invested assets at June 30, 2009, including unrestricted cash,

•

31% is comprised of agency-backed mortgage obligations, with underlying collateral consisting of GNMA, FHLMC, or FNMA loans;

•

3% is comprised of non-agency collateralized mortgage obligations (“non-agency CMOs”);

•

49% is comprised of U.S. Treasury, government agency bonds and notes, municipal tax exempt bonds and corporate bonds; and;

•

17% is comprised of cash, equities and other invested assets.

The majority of the non-agency CMOs in our portfolio have underlying mortgages categorized as “prime” quality loans, and none of our CMOs have underlying mortgages classified as “subprime.” Also, all CMO underlying mortgages have fixed rates. Within our portfolio at June 30, 2009, there were seven CMO securities classified as “Alternative-A” or “Alt-A”. These Alt-A securities are generally considered to have underlying mortgages with underwriting characteristics that are stronger than “subprime” mortgages but less stringent than “prime” mortgages. All but one of our Alt-A securities are investment grade, have underlying fixed rate mortgage collateral and as of June 30, 2009 are rated either AA or A. The Alt-A security that is non-investment grade had a book value at June 30, 2009 of $23,000.

We regularly review our fixed maturity and equity securities for declines in fair value that we determine to be other-than-temporary.  For an equity security, if we do not have the ability and intent to hold the security for a sufficient period of time to allow for a recovery in value, we conclude that an OTTI has occurred, and the amortized cost of the equity security is written down to the current fair value, with a corresponding change to realized loss in our Condensed Consolidated Statements of Operations.  During the three and six months ended June 30, 2009, we evaluated our equity portfolio for other than temporary impairments of certain securities. We based our review on a number of factors including, but not limited to, the severity and duration of the decline in fair value of the equity security as well as the cause of the decline, the length of time we have held the equity security, any third party research reports or analysis, and the financial condition and near-term prospects of the security’s issuer, taking into consideration the economic prospects of the issuer’s industry and geographical location. For the three and six months ended June 30, 2009, the write-downs in equity securities resulted in a realized loss of $0 and $352,000, respectively. The fair value of these equities at June 30, 2009 was $365,000.

We adopted FSP 115-2, effective for the period ended June 30, 2009.  One of the key changes as a result of this new pronouncement is the modification of the previous requirement for debt securities that in order to determine if an OTTI should be recognized, an entity must assert that it has both the intent and ability to hold a security for a period of time sufficient to allow for an anticipated recovery in its fair value to its amortized cost basis. Instead under FAS 115-2 in determining if an OTTI has occurred, a holder must assess whether (a) it has the intent to sell the debt security, or (b) it is more likely than not it will be required to sell the debt security before its anticipated recovery.  Specifically, if we intend to sell a security or it is more likely than not we will be required to sell a debt security before recovery of its amortized cost basis and the fair value of the debt security is below amortized cost, we conclude that an OTTI has occurred and the amortized cost is written down to current fair value, with a corresponding charge to realized loss on our Condensed Consolidated Statements of Operations.

If we do not intend to sell a debt security or it is not more likely that we will be required to sell a debt security before recovery of its amortized cost basis but the present value of the cash flows expected to be collected is less than the amortized cost of the debt security (referred to as the credit loss), we conclude that an OTTI has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to realized loss on our Condensed Consolidated Statements of Operations, as this is also deemed the credit portion of the OTTI.  The remainder of the decline to fair value is recorded to OCI, as an unrealized OTTI loss on our Condensed Consolidated Balance Sheets, as this is considered a noncredit (i.e., recoverable) impairment.

Beginning with the three months ended September 30, 2007, we saw a significant and rapid decline in the market value of our non-agency CMOs, specifically our Alt-A securities. We have considered the deepening national housing crisis and its potential effects on the underlying collateral in evaluating this decline, and concluded that the continued decreases in value of our Alt-A securities should be considered to be OTTI. Beginning in three months ended December 31, 2008, we also began to observe an increase in the market-reported delinquency rates for not only our Alt-A CMOs, but also our non-agency CMOs backed by prime loans.  The delinquency data suggests that continuing home price declines and growth in unemployment are now affecting the behavior by a broader sector of mortgage borrowers, particularly those mortgages with originated subsequent to 2005. Rising unemployment, accelerating house price declines, tight credit conditions, volatility in interest rates and weakening consumer confidence not only contributed to rising delinquencies, but also significantly impacted our expectations regarding future performance, both of which are critical to assessing our other-than-temporary impairments.  As such, we also concluded that three non-agency CMOs with 2006 originations were deemed OTTI in prior quarters.

Additionally, due to the risk and uncertainty of the current economic crisis and the ultimate impact on the non-agency CMO market, we sold 29 non-agency CMOs with a book value of $15,004,000 during the first six months of 2009 and recognized a net realized loss of $263,000 on the sale of these securities. As a result of these sales, the fair market value of our non-agency CMOs has been reduced from $25,438,000 as of December 31, 2008 to $7,905,000 as of June 30, 2009.

While we have the ability to hold our remaining non-agency CMOs to maturity, we have concluded that we have the intent to sell these securities which will further reduce our exposure to a continued deterioration of the housing sector provided we can obtain an appropriate price.  For the three months ended June 30, 2009, a realized loss was recognized in the Condensed Consolidated Statement of Operations equal to $1,100,000 or the difference between the book value and the fair value as of June 30, 2009.  The fair value of these securities became their new cost basis.

The amount of pretax charges taken as a result of OTTIs (in thousands) that were recognized in earnings and included in realized loss for the three and the six months ended June 30, 2009 and 2008 were as follows:

	Three Months ended		Six Months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Fixed Maturities:

U.S. treasury notes / bills	$-	$-	$-	$-
U.S. government agency mortgage-backed bonds	-	-	-	-
U.S. government agency collateralized mortgage obligations	-	-	-	-
Collateralized mortgage obligations:
Prime	867	-	1,151	-
Alt-A	233	1,124	504	3,768
U.S. government agency bonds / notes	-	-	-	-
Government tax-exempt bonds	-	-	-	-
Corporate bonds	-	-	-	-
Total fixed maturities	1,100	1,124	1,655	3,768

Equity securities	-	84	352	84

Total fixed maturities and equity securities	$1,100	$1,208	$2,007	$3,852

The aggregate write-down on the Alt-A securities beginning with the quarter ended September 30, 2007 through June 30, 2009 is $10,888,000 and the book value of all the Alt-A securities is $2,419,000 as of June 30, 2009. As of June 30, 2009, outside of our Alt-A’s and prime CMOs as shown in the table above, no other debt securities were deemed OTTI.  While we have the ability to hold all of our securities indefinitely, we will continue to closely monitor our non-agency CMOs and their underlying collateral.

Gross realized gains and losses as result of both sales and OTTI write-downs included in net realized loss in the statement of operations for the three and six month periods ended June 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Realized gains (losses):

Fixed maturities:
Gross realized gain	$40	$23	$273	$129
Gross realized loss	(139)	-	(435)	(3)
Other-than-temporary losses	(1,100)	(1,124)	(1,655)	(3,768)
Net realized loss	(1,199)	(1,101)	(1,817)	(3,642)

Equities:
Gross realized gain	82	39	93	73
Gross realized loss	(125)	(97)	(448)	(185)
Other-than-temporary losses	-	(84)	(352)	(84)
Net realized loss	(43)	(142)	(707)	(196)

Total net realized loss	$(1,242)	$(1,243)	$(2,524)	$(3,838)

A summary of the amortized cost and fair market value of the Company’s investments in fixed maturities as of June 30, 2009, by contractual maturity, is as follows (in thousands):

	Cost or	Estimated
	Amortized	Fair
	Cost	Value
Fixed maturity securities:
Due one year or less	$16,793	$16,960
Due after one year through five years	24,603	24,952
Due after five years through ten years	60,798	61,842
Due after ten years	13,691	14,013

	115,885	117,767
Mortgage backed securities	79,557	83,114
Total	$195,442	$200,881

The following two tables reflect securities whose fair values were lower than the related cost basis at June 30, 2009 and December 31, 2008, respectively (in thousands). However, these declines in value were not deemed to be “other than temporary”. The tables show the fair value and the unrealized losses, aggregated by investment category and category of duration that individual securities have been in a continuous unrealized loss position.

June 30, 2009	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
U.S. treasury notes / bills	$3,988	$16	$-	$-	$3,988	$16
U.S. government agency collateralized mortgage obligations	-	-	-	-	-	-
Collateralized mortgage obligations:
Prime	-	-	-	-	-	-
ALT-A	-	-	-	-	-	-
Government tax-exempt bonds	3,903	84	2,611	59	6,514	143
Corporate bonds	20,211	124	1,038	12	21,249	136
Total fixed maturities	$28,102	$224	$3,649	$71	$31,751	$295
Equity securities	$6,376	$788	$1,353	$314	$7,729	$1,102
Total fixed maturities and equity securities	$34,478	$1,012	$5,002	$385	$39,480	$1,397

December 31, 2008	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
U.S. treasury notes / bills	$3,821	$70	$-	$-	$3,821	$70
U.S. government agency collateralized mortgage obligations	6	-	604	9	610	9
Collateralized mortgage obligations:
Prime	10,829	1,184	3,878	619	14,707	1,803
ALT-A	-	-	-	-	-	-
Government tax-exempt bonds	13,367	709	7,260	540	20,627	1,249
Corporate bonds	3,643	89	926	30	4,569	119
Total fixed maturities	$31,666	$2,052	$12,668	$1,198	$44,334	$3,250
Equity securities	$6,487	$1,182	$964	$530	$7,451	$1,712
Total fixed maturities and equity securities	$38,153	$3,234	$13,632	$1,728	$51,785	$4,962

The unrealized losses on the fixed maturities and equities are primarily due to market fluctuations resulting from cyclical and other economic pressures including the recent economic recession and market dislocation of certain securities. All fixed maturities with an unrealized loss over 12 months or more are investment grade securities. As of June 30, 2009, we believe that these unrealized losses are temporary and that the fair value will recover to a level equal to or greater than the cost basis. In addition, as of June 30, 2009, we had the ability to hold to maturity and except for our investments in non-agency CMOs, we do not have the intent to sell these investments until there is a recovery in fair value, which may be maturity for the applicable securities. In the future, information may come to light or circumstances may change that would cause us to record an OTTI or sell any of our fixed maturity or equity securities and possibly, incur a realized loss.

The major categories of the net investment income included in the statement of operations are summarized for the three and six months ended June 30, 2009 and 2008, as follows (in thousands):

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Investment income:
Fixed Maturities	$2,544	$2,752	$4,930	$5,575
Equity Securities	95	74	179	136
Short-term investments and other	65	151	151	339
Finance charges on premiums receivable	26	30	61	59
Structured annuity	18	19	36	38

Total investment income	2,748	3,026	5,357	6,147

Investment expense	82	67	140	132

Net investment income	$2,666	$2,959	$5,217	$6,015

In connection with our acquisition of our insurance subsidiary, American Physicians Insurance Company (“API”), the Texas Department of Insurance (“TDI”) required that funds be set aside in an escrow account with a bank to remain until the aggregate remaining redemption obligation of our Series A redeemable preferred stock is less than the amount of the escrow balance, with no withdrawals to be made from this escrow account without prior approval from TDI. To satisfy this requirement, we maintain a fixed income security in escrow in the amount of $2,500,000 paying 1.0% interest. This security is included in fixed maturities, available-for-sale.

At June 30, 2009, investments with a fair market value of $1,475,000 were on deposit with state insurance departments to satisfy regulatory requirements and these securities are included in fixed maturities, available-for-sale.

6.

Fair Value Measurements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements.  SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities.  Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts its business.  SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.  Our assessments with respect to assumptions that market participants would make are inherently difficult to determine and use of different assumptions could result in material changes to these fair value measurements. Effective January 1, 2008, the Company adopted the provisions of SFAS 157 as it relates to financial assets and financial liabilities. The adoption of SFAS 157 did not have a material effect on our results of operations, financial position or liquidity.

In September 2008, the SEC and FASB issued joint guidance providing clarification of issues surrounding the determination of fair value measurements under the provisions of SFAS 157 in the current market environment.  In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which amended SFAS 157 to provide an illustrative example of how to determine the fair value of a financial asset when the market for that asset is not active.  In April 2009, FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, was issued and  provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset and identifying circumstances that indicate a transaction is not orderly. This FSP also requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques during interim periods).

FSP 157-4 does not change the objective of fair value measurement. That is, even though there has been a significant decrease in market activity for a security, the fair value objective remains the same. Fair value is the price that would be received to sell a security in an orderly transaction (i.e not a forced liquidation or distressed sale), between market participants at the measurement date under current market conditions (i.e., an exit price notion).

Fair value is used on a recurring basis for our equity and fixed maturity, available-for-sale securities in which fair value is the primary basis of accounting. Fair value for these securities is the market value based on quoted market prices, when available (Level 1) or quoted prices for similar assets or liabilities in active markets or market prices obtained from third-party pricing services for identical or comparable assets (Level 2). Certain assets and liabilities are not actively traded in observable markets with listed prices or quotes and we must use alternative valuation techniques based on independent dealer quotes on the security, our own assumptions including internal pricing models and professional judgment to derive a fair value measurement (Level 3). In these instances when significant valuation assumptions are not readily observable in the market, instruments are valued based on the best available data to approximate fair value. This data would consider a risk premium that a market participant would require. We use prices and inputs that are current as of the measurement date, including periods of market dislocation. Typically, during periods of market dislocation, the observability of prices and inputs may be reduced for the instruments we hold. This condition could cause an instrument to be reclassified to a lower level during any given period.

The following table presents the estimated fair value of our financial instruments measured on a recurring basis as of June 30, 2009:

(in thousands)		Fair Value Measurements at June 30, 2009 Using:
	Total June 30,	Quoted prices in active markets for identical assets	Significant other ob- servable inputs	Significant other unob- servable inputs

Description	2009	Level 1	Level 2	Level 3
Fixed Maturities:
U.S. treasury notes / bills	$24,788	$24,788	$-	$-
U.S. government agency mortgage-backed bonds	26,836	-	26,836	-
U.S. government agency collateralized mortgage
obligations	48,373	-	48,373	-
Collateralized mortgage obligations:
Prime	5,384	-	4,236	1,148
Alt-A	2,521	-	949	1,572
U.S. government agency bonds / notes	22,466	-	22,466	-
Government tax-exempt bonds	34,848	-	34,848	-
Corporate bonds	35,665	-	35,665	-
Total fixed maturities	$200,881	$24,788	$173,373	$2,720

Equity securities	11,344	11,289	55	-

Total fixed maturities and equity securities	$212,225	$36,077	$173,428	$2,720

Level 1 consists of instruments whose values are based on quoted market prices in active markets. We receive quoted market prices from a third party, independent, nationally recognized pricing service. The Company utilizes the pricing service, either for market values obtained based on quoted, actively traded market prices (Level 1) or quoted prices for similar assets in active markets or market prices obtained from third-party pricing services for identical or comparable assets (Level 2). As of June 30, 2009 approximately 99% of our fixed-income securities are priced either as Level 1 or Level 2. The fair value estimate for our equity portfolio of $11,344,000 and our U.S. Treasury fixed income securities of $24,788,000 are based on Level 1 pricing provided by the pricing service since there is an active, readily tradable market value based on quoted prices, as of June 30, 2009, or the measurement date. Active markets are those in which transactions occur in significant frequency and volume to provide pricing information on an on-going basis. Valuation of Level 1 securities does not entail a significant degree of judgment since an active market exists and quoted prices are readily and regularly available.

With the exception of U.S. Treasury securities, very few of our fixed-income securities are actively traded. Most of our fixed-income securities, such as government or agency mortgage backed securities, tax-exempt municipal securities and corporate securities are valued using a pricing service and fall within Level 2.  Level 2 pricing in our fair value hierarchy comprises $173,428,000 or 82% of our investment portfolio which as of June 30, 2009 includes our U.S. Government agency bonds/notes of $22,466,000; U.S Government agency mortgage backed bonds of $26,836,000; U.S. Government agency collateralized mortgage obligations of $48,373,000; Government tax-exempt bonds of $34,848,000; corporate bonds of $35,665,000; “prime” non-agency CMOs of $4,236,000 and “Alt-A” non-agency CMOs of $949,000.

In regards to Level 2 pricing, fair values are based on the market prices from the pricing service where valuations are based on quoted market prices for identical or similar assets and/or valuations using industry-standard models such as matrix pricing. The pricing service evaluates each asset based on relevant market information, credit information, perceived market movements and sector news.  The market inputs utilized in the pricing evaluation include, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets benchmark securities, bids and offers, quoted forward prices, time value, volatility factors, current market and contractual prices for the underlying instrument, and industry news and economic events. For mortgage related products, the pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios.  Depending on the security, the priority of the use of inputs may change or some market inputs may not be relevant.  The Company through APS Asset Management, Inc., its asset manager, reviews the estimates and assumptions of fair value of each security provided by the pricing service for Level 1 and Level 2 pricing and compares these estimates to our custodial bank statement, which also provides a fair market value for the securities we hold to determine if the estimates are representative of the prices in the market. Comparing our fair value pricing obtained from our custodial bank statement serves as a cross-check to the validity of the information provided from the pricing service. Valuations are reviewed for reasonableness based upon the specifics of the security, including class, maturity, credit rating, durations, collateral and comparable markets for similar securities.  We may adjust the valuation of securities from the independent pricing service when we believe its pricing does not fairly represent the market value of the investment.  For example, a significant decrease in volume and level of activity for a security is an indication that transactions or quoted prices may not be determinative of fair value because in such market conditions there may be increased instances of transactions that are not orderly.  In those circumstances, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted price may be necessary to determine fair value.  We evaluate the following factors to determine whether there has been a significant decrease in the volume and level of activity for the securities we hold when compared to the normal activity for those securities (or similar securities):

•

there are few recent transactions;

•

price quotations are not based on current information;

•

price quotations vary substantially either over time or amount market makers (for example, broker markets);

•

indexes that were previously highly correlated with the fair values of the security are demonstrably uncorrelated with recent indications of fair value for that security;

•

there is a significant increase in the implied liquidity risk premiums, yields, or performance indicators (such as delinquency rates or loss severities) for observed transactions or quoted prices when compared with the reporting entity’s estimate of expected cash flows, considering all available market data about credit or nonperformance risk for the security;

•

there is wide bid-ask spread or significant increase in the bid-ask spread;

•

there is a significant decline or absence of a market for new issuances (that is, a primary market) for the security or similar securities;

•

little information is available publicly.

When market observable data is not as readily available as a result of a significant decrease in volume or level of activity for a security, the valuation of these financial instruments becomes more subjective and could involve substantial judgment resulting in Level 3 pricing. Under Level 3 pricing, fair values are based on inputs that are considered unobservable where there is little, if any, market activity for a security. In this circumstance, we evaluate fair values derived from our internal pricing models, as well as values derived from the independent pricing service and non-binding indications received from dealers.

The deepening national housing crisis and its potential impact on the underlying collateral of our non-agency CMOs, specifically our Alt-A securities and 2006 origination year prime non-agency CMOs has resulted in a significant and rapid decline of their fair market value, especially in relation to the market prices provided by the outside pricing service. Beginning as early as the third quarter of 2007 for Alt-A securities and the fourth quarter of 2008 for our prime 2006 non-agency CMOs, the market became increasingly inactive based on the limited number of transactions; varying market prices provided by dealers; significant increases in implied liquidity risk premiums, yields, or performance indicators (such as delinquency rates or loss severities) for observed transactions or quoted prices; significant declines or absence of a market for new issuances; and the limited availability of market data for these securities. The inactivity was also evidenced by a significant widening of the bid and ask spread in the dealer markets in which these securities trade and a significant decrease in the volume of trades relative to historical levels.

Consistent with our approach to pricing our entire portfolio, we initially received market pricing on these securities from the pricing service. We also generally obtain two to three indications from dealers who actively trade in these or similar securities, but are not binding offers. We then reviewed the pricing on these non-agency CMO securities based on the market environment and the specific characteristics including the overall structure of the instrument; 60-day delinquencies, loss severities and default rates; demographic and geographic characteristics of the underlying mortgages; support levels; and loan to value ratios.  With the adoption of FSP 157-4 during the three months ended June 30, 2009, we utilized internal pricing models to assist us in determining estimated fair values.  Our internal pricing model incorporates cash flows for each security based on projected losses discounted using a liquidity risk premium that market participant would demand because of the inherent uncertainty in the cash flows. The risk premium is reflective of an orderly transaction between market participants at the measurement date under current market conditions.  Determining the price at which willing market participants would transact at the measurement date under current market conditions if there has been a significant decrease in volume or level of activity for these securities depends on the facts and circumstances and requires the use of significant judgment.  When weighting indications of fair value resulting from multiple valuation techniques, considering both an income approach such as our internal pricing model and a market approach that provides estimates of fair value from the pricing service and non-binding quotes from market participants, we consider the reasonableness of the range of estimates to determine the point within the range that is more representative of fair value under current market conditions. We select a fair value estimate based on professional judgment utilizing a weighting or blending of internal pricing models, the fair value provided by the pricing service and non-binding indications. This is consistent with FSP 157-4 and is appropriate in determining the fair value when the volume or level of activity has decreased in markets that are not orderly.

As a result of this review, as of June 30, 2009, we have classified six non-agency CMOs (4 Alt-A securities and 2 non-agency CMOs with 2006 origination years) or $2,720,000 representing 1% as falling under Level 3 pricing.

A reconciliation of the beginning and ending balances of our financial instruments for fair value measurements made using significant unobservable inputs (Level 3) follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
Balance at beginning of period	$1,761	$2,659
Total gains or losses realized/unrealized:
Included in earnings (or changes in net assets)	(229)	(239)
Included in other comprehensive income	49	49
Purchases, issuances, and settlements	(9)	(16)
Transfers in and/or out of Level 3	1,148	267

Balance at end of period	$2,720	$2,720

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2009	$(229)	$(239)

Gains and losses (realized and unrealized) included in earnings for the period are reported in net realized investment gains (losses) as follows:

Total gains or losses included in earnings for the period (above)	$(229)	$(239)

Change in unrealized gains or losses related to assets held at end of period	$(49)	$(49)

As noted in the table above (reconciliation of beginning and ending balances of our financial instruments for fair value measurements made using significant unobservable inputs (Level 3), $881,000 was transferred out of Level 3 to Level 2 during the six months ended June 30, 2009 as the pricing from dealer indications received by the Company was comparable to the independent pricing service. In addition, during the three months ended June 30, 2009, two of our prime non –agency CMOs totaling $1,148,000 were transferred into Level 3 from a previous Level 2 classification.

We attempt to apply consistent methods and techniques utilized to determine fair value for these securities; however, assumptions regarding delinquency levels and default rates, realized losses and projected timing of those losses and prepayment speeds may vary significantly, especially over time, an could materially impact valuations. For example, we recognized a realized loss of $229,000 and $238,000 for the three and six months ended June 30, 2009, respectively, as a result of valuing these securities based on Level 3 pricing assumptions. However, had we selected our pricing based on Level 2 pricing assumptions, we would have recorded lower realized losses of $229,000 and $238,000 for the three and six months ended June 30, 2009, respectively, and increased our fixed maturities, available-for-sale and accumulated, other comprehensive income by $675,000 as of June 30, 2009 based on higher pricing assumptions.

In addition to the above assets, we also have other financial assets, which includes a structured annuity classified as other invested assets and a financial liability for our manditorily redeemable preferred stock that are not carried at fair market value. At June 30, 2009, the structured annuity has a book value of $1,496,000 and a fair market value of $1,502,000. The manditorily redeemable preferred stock has a book value of $6,531,000 and a fair market value of $5,890,000.

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

The reinsurance contracts for 2002 through 2008 contain variable premium ceding rates based on loss experience. The ceded premium charged under these contracts is dependent upon the development of ultimate losses ceded to the reinsurers under their retrospective treaties. For the three and six months periods ended June 30, 2009, we recorded favorable development to ceded premiums of $848,000 and $1,680,000 respectively, primarily due to adjustments to treaty years 2003, 2006 and 2008.  For the three and six months ended June 30, 2008, we recorded $284,000 and $3,001,000 respectively, primarily due to adjustments to treaty years 2002 through 2007. These adjustments reflect reductions in our estimates of ultimate claims severity and loss experience as a result of claims closures at less than reserved amounts.

In addition to an adjustment to premiums ceded, estimates of ultimate reinsurance ceded premium amounts compared to the amounts paid on a provisional basis for the 2002 through 2008 reinsurance treaties give rise to a balance sheet asset classified as “Other Amounts Receivable Under Reinsurance Contracts” or a balance sheet liability classified as “Funds Held Under Reinsurance Treaties.” Furthermore, each retrospective treaty requires a 24 or 36 month holding period before any premium adjustments or cash can be returned or paid. The ultimate settlement amount is not determined until all losses have been settled under the respective treaties. As of June 30, 2009, API recorded a balance sheet liability, “Funds Held Under Reinsurance Treaties” of $4,264,000, which represents the differences between the estimates of ultimate reinsurance premiums ceded amounts for the 2002 through 2008 treaty years as compared to the amounts paid on a provisional basis.

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

Unsecured reinsurance recoverables at June 30, 2009, that exceeded 10% of total reinsurance paid and unpaid loss and loss adjustment expenses are summarized as follows (in thousands):

Company Name	June 30, 2009
Swiss Reinsurance	$4,074
Transatlantic Reinsurance	2,735
ACE Tempest Re USA	2,007
Hannover Ruckversicherrungs	1,220

As of June 30, 2009, ACE Tempest Re USA was A.M. Best rated “A+” (Superior). Swiss Reinsurance (“Swiss Re”), Transatlantic Reinsurance (“Transatlantic”) and Hannover Ruckversicherrungs (“Hannover”) were A.M. Best rated “A” (Excellent). During the quarter ended March 31, 2009, A.M. Best down rated the financial strength rating of Swiss Re from “A+” to its current rating of “A”. In September 2008, Transatlantic’s financial strength rating was down-rated from A+ to its current rating of “A”. To date, both Swiss Re and Transatlantic, as well as our other reinsurers have continued to reimburse us for paid claims in a manner consistent with past practices.

The reinsurers on the 2009 treaty include Swiss Re, Hannover, Transatlantic and General Reinsurance Corporation (“General Re”). General Re is A.M. Best rated “A++” (Superior) as of June 30, 2009.

As of June 30, 2009, all of API’s reinsurance contracts were with companies in adequate financial condition and we believe there was not any need to establish an allowance for doubtful reinsurance recoverable. We have not experienced any material problems collecting from our reinsurers.

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

We write medical malpractice insurance policies which have a lengthy period for reporting a claim (tail coverage) and a long process of litigating a claim through the courts and whose risk factors expose its reserves for loss and loss adjustment expenses to significant variability. These conditions subject API’s open reported claims and incurred but not reported claims to increases due to inflation, changes in legal proceedings and changes in the law. While the anticipated effects of inflation is implicitly considered when estimating reserves for loss and loss adjustment expenses, an increase in average severity of claims is caused by a number of factors. Future average severities are projected based on historical trends adjusted for changes in underwriting standards, policy provisions and general economic trends. Those anticipated trends are monitored based on actual experience and are modified as necessary to reflect any changes in the development of ultimate losses and loss adjustment expenses. These specific risks, combined with the variability that is inherent in any reserve estimate, could result in significant adverse deviation from our carried reserve amounts. Settlement of claims is subject to considerable uncertainty. Actual developments will likely vary, perhaps significantly, from the current estimated amounts reflected in the accompanying financial statements.  We believe the reserves for loss and loss adjustment expenses are reasonably stated as of June 30, 2009.

We recorded $12,918,000 for losses and loss adjustment expenses for the six months ended June 30, 2009, which included $22,516,000 for the current accident year, reduced by $9,598,000 of favorable development for prior report years. For the six months ended June 30, 2008, we recorded $9,088,000 for losses and loss adjustment expenses, which included $18,913,000 for the 2008 accident year, reduced by $9,825,000 of favorable development for prior report years. The 2009 favorable development was the result of loss severity for the 2002 through 2008 report years developing favorably compared to prior period estimates driven primarily by claim closures at less than reserved amounts. In addition, the total number of claims closed with indemnity for these report years were less than prior estimates.

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

10.

Earnings Per Share

Basic earnings per share are based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflect dilution from all contingently issuable shares, such as options. A reconciliation of income and weighted average shares outstanding used in the calculation of basic and diluted income per share from operations follows:

(in thousands except share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator for basic and diluted income per common share:

Net income	$4,921	$6,146	$9,651	$9,526

Denominator:

Denominator for basic income per common share – weighted average shares outstanding	6,923	7,153	6,958	7,173
Effect of dilutive stock options and awards	84	131	131	132
Denominator for diluted income per common share – adjusted weighted average shares outstanding	7,007	7,284	7,089	7,305

Net income - basic	$0.71	$0.86	$1.39	$1.33
Net income - diluted	$0.70	$0.84	$1.36	$1.30

11.

Segment Information

The Company’s segments are distinct by type of service provided. Comparative financial data for the three and six month periods ended June 30, 2009 and 2008 are shown as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating revenue:
Insurance services	$17,813	$15,792	$35,092	$32,978
Financial services	1,922	1,563	3,470	3,492
All other	5,117	2,541	5,582	3,134

Total segment revenues	$24,852	$19,896	$44,144	$39,604

Reconciliation to consolidated statement of operations:
Total segment revenues	$24,852	$19,896	$44,144	$39,604
Less: intercompany dividends	(4,731)	(2,073)	(4,792)	(2,149)

Total revenues	$20,121	$17,823	$39,352	$37,455

Operating income (loss):
Insurance services	$8,242	$11,611	$16,360	$18,591
Financial services	175	(1,753)	95	(2,394)
All other	(778)	(693)	(1,598)	(1,734)

Total segment operating income	7,639	9,165	14,857	14,463

Income tax expense	2,718	3,019	5,206	4,937

Net income	$4,921	$6,146	$9,651	$9,526

Capital expenditures:
Insurance services	$87	$101	$164	$297
Financial services	-	9	2	28
All other	3	149	4	337
	$90	$259	$170	$662

	June 30, 2009
Balance sheet data:
Identifiable assets:
Insurance services	$242,016
Financial services	2,491
All other	44,341
	$288,848

12.

Stock-Based Compensation

We use the Black-Scholes-Merton option-pricing model to determine the fair value of stock-based awards. For the three and six months ended June 30, 2009, we recorded compensation cost related to stock options of $121,000 and $282,000, respectively, and a related reduction in income taxes of $42,000 and $99,000, respectively. The compensation cost is the total fair value, at date of grant, of stock options that vested during the period. No compensation costs were capitalized in the three and six month periods ended June 30, 2009.

During the three months ended June 30, 2009, 70,000 options were exercised with an intrinsic value of $636,000. During the six months ended June 30, 2009, 100,000 options were exercised with an intrinsic value of $831,000. For the three and six months ended June 30, 2009, there were no cash proceed exercises and we received $867,000 and $1,284,000 respectively, in value through cashless exercises/exchanges for the options exercised. Also as of June 30, 2009 there was $497,000 of total unrecognized compensation cost related to non-vested shares under our 2005 Incentive and Non-Qualified Stock Option Plan ("Stock Option Plan"), which is expected to be recognized over a weighted-average period of 1.2 years.

The Stock Option Plan provides for the issuance of up to 1,250,000 shares of common stock to our employees, including officers and directors, as well as non-employee directors. A total of 791,000 of these options have been granted as of June 30, 2009 and 459,000 are available for grants. Of those granted, 108,000 shares have been exercised, 445,000 options are exercisable and 238,000 are not yet exercisable.

The exercise price for each non-qualified option share is determined by the Compensation Committee of the Board of Directors (the “Committee”). The exercise price of a qualified incentive stock option has to be at least 100% of the fair market value of such shares on the date of grant of the option.  Under the Stock Option Plan, option grants are limited to a maximum of ten-year terms; however, the Committee has issued all currently outstanding grants with five-year terms. The Committee also determines vesting for each option grant and traditionally has had options vest in two to three approximately equal annual installments beginning one year from the date of grant. Presented below is a summary of the stock options held by our employees and our directors and the related transactions for the three and six months ended June 30, 2009.

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Shares	Weighted Average Exercise Price		Shares	Weighted Average Exercise Price
Balance at April 1	725,000	$16.30	Balance at January 1	755,000	$16.21
Options granted	30,000	21.32	Options granted	30,000	21.32
Options exercised	70,000	12.30	Options exercised	100,000	12.79
Options forfeited/expired	2,000	17.14	Options forfeited/expired	2,000	17.14
Balance at June 30	683,000	16.94	Balance at June 30	683,000	16.94
Options exercisable	445,000	15.30	Options exercisable	445,000	15.30

The weighted average fair value of Company stock options granted is $2.99 per option for the six months ended June 30, 2009. The fair value of the options was calculated using the Black-Scholes-Merton option pricing model with the following assumptions:

Six Months Ended June 30, 2009
Expected option term	3.7 years
Expected volatility	18.38%
Expected dividend yield	1.41%
Risk-free rate of return	1.87%

The expected volatility assumptions we used are based on the historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options, such estimated life being based on the historical experience of our stock option exercises.

The following table summarizes our outstanding and exercisable options at June 30, 2009:

Stock Options Outstanding				Stock Options Exercisable
Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Average Remaining Contractual Life	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Average Remaining Contractual Life
683,000	$16.94	$3,932,000	3	445,000	$15.30	$3,284,000	2.5

(1) Based on the $22.69 closing price of our stock at June 30, 2009.

13.

Mandatorily Redeemable Preferred Stock

In conjunction with the acquisition of API we issued 10,198 shares of Series A redeemable preferred stock, par value $1.00 per share, from the 10,500 shares authorized. Holders of Series A redeemable preferred stock are entitled to cumulative dividends thereon at the rate of three percent (3%) per annum payable on the remaining redemption value per share, in priority to the payments of dividends on the common shares. Holders of our Series A redeemable preferred stock have no preemptive rights and have the same voting rights as the holders of our common stock. The shares are non-certificated and mandatorily redeemable. They will be redeemed ratably at not less than $1,000,000 per year, with all remaining outstanding shares being redeemed by December 31, 2016. During the six months ended June 30, 2009, 1,045 shares were redeemed for $1,209,000, which included accrued dividends of $177,000. During 2008 and 2007, 1,104 and 1,019 shares were redeemed ratably from all preferred shareholders for $1,368,000 and $1,058,000, which included accrued dividends of $297,000 and $40,000, respectively. In the event of any liquidation, the holders of our Series A redeemable preferred stock receive an amount equal to the remaining redemption value before any distribution is made to the holders of our common stock.

Pursuant to FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FASB No. 150”), an issuer is required to classify an instrument as a liability if it is issued in the form of shares that are mandatorily redeemable if it embodies an unconditional obligation that requires the issuer to redeem the shares by transferring the entity’s assets at a specified or determinable date(s) or upon an event that is certain to occur. In addition, the preferred stock dividend has been classified as interest expense. The preferred stock’s mandatory cash redemption feature coupled with a fixed redemption date and fixed amount requires that it be classified as debt, rather than equity. As of June 30, 2009, the book value of the Series A redeemable preferred stock was $6,531,000, based on the outstanding balance of $7,030,000 discounted at 5.35%.

14.

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

On January 1, 2007, we adopted the provision of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement No. 109, Accounting for Income Taxes.  We do not believe we have any unrecognized tax benefits included in our consolidated financial statements.  We have not recognized any interest or penalties in the consolidated financial statements, nor have we recorded an accrued liability for interest or penalty payments.

Our effective income tax rate for the three and six months ended June 30, 2009 was approximately 35.6% and 35.0%, respectively. Our effective income tax rate for the three and six months ended June 30, 2008 was approximately 32.9% and 34.1%, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), “APS,” “we,” “our,” “us” and the “Company” refer to American Physicians Service Group, Inc., together with its subsidiaries, unless the context requires otherwise. The following MD&A should be read in conjunction with the accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2009, included in Part I, Item 1, as well as the audited, consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the United States Securities and Exchange Commission (the “SEC”) on March 4, 2009.

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

Insurance Services. We provide medical professional liability insurance primarily in Texas, where our insurance subsidiary, API, has written business for over 30 years. API is authorized to do business in the States of Texas, Arkansas and Oklahoma and specializes in writing medical professional liability insurance for physicians and other healthcare providers, including physician extenders and clinical staff. API currently insures approximately 6,250 physicians, dentists, and other healthcare providers, including physician extenders and clinical staff, the majority of which are in Texas as of June 30, 2009. Approximately 92% of our premiums are written through purchasing groups, which in Texas currently subjects us to less stringent state regulation of premium rates and policy forms. Historically, we operated as the attorney-in-fact manager for API since 1975. In April 2007, we acquired API, thus combining our insurance management experience with an insurance underwriting entity.

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

Although we have not changed our accounting policies, we believe it is beneficial, given the recent market turmoil and the adoption during the three months ended June 30, 2009 of FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, to explain our accounting policies regarding the determination of the fair value and other than temporary impairments of our investment securities.

In April 2009, FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, was issued. It provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset and identifying circumstances that indicate a transaction is not orderly. This FSP also requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques). FSP 157-4 does not change the objective of fair value measurement. That is, even though there has been a significant decrease in market activity for a security, the fair value objective remains the same. Fair value is the price that would be received to sell a security in an orderly transaction (i.e. not a forced liquidation or distressed sale), between market participants at the measurement date under current market conditions (i.e., an exit price notion). We adopted FSP 157-4 for the three months ended June 30, 2009.

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

Fair value is used on a recurring basis for our equity and fixed maturity, available-for-sale securities in which fair value is the primary basis of accounting. Fair value for these securities is the market value based on quoted market prices, when available (Level 1) or quoted prices for similar assets or liabilities in active markets or market prices obtained from third-party pricing services for identical or comparable assets (Level 2). Certain assets and liabilities are not actively traded in observable markets with listed prices or quotes and we must use alternative valuation techniques based on independent dealer quotes on the security, our own assumptions including internal pricing models and professional judgment to derive a fair value measurement (Level 3). In these instances when significant valuation assumptions are not readily observable in the market, instruments are valued based on the best available data to approximate fair value. This data would consider a risk premium that a market participant would require. We use prices and inputs that are current as of the measurement date, including periods of market dislocation. Typically, during periods of market dislocation, the observability of prices and inputs may be reduced for the instruments we hold. This condition could cause an instrument to be reclassified to a lower level during any given period. For additional discussion regarding fair value measurement, see Note 6 to the unaudited financial statements included herein.

In April 2009, the FASB also issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”), which replaces the requirement in FSP No. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” for management to assert that it has the intent and ability to hold an impaired debt security until recovery with the requirement that management assert if it either has the intent to sell the debt security or if it is more likely than not the entity will be required to sell the debt security before recovery of its amortized cost basis.

When assessing our intent to sell a debt security or if it is more likely that we will be required to sell a debt security before recovery of its cost basis, we evaluate facts and circumstances such as, but not limited to, decisions to reposition our security portfolio, sale of securities to meet cash flow needs and sales of securities to capitalize on favorable pricing.  In order to determine the amount of the credit loss for a debt security, we calculate the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover.  The discount rate is the effective interest rate implicit in the underlying debt security.  The effective interest rate is the original yield or the coupon if the debt security was previously impaired.  If an OTTI exists and we have the intent to sell the security, we conclude that the entire OTTI is credit-related and the amortized cost for the security is written down to current fair value with a corresponding charge to realized loss on our Condensed Consolidated Statements of Operations.  If we do not intend to sell a debt security or it is not more likely than not we will be required to sell a debt security before recovery of its amortized cost basis but the present value of the cash flows expected to be collected is less than the amortized cost of the debt security (referred to as the credit loss), we conclude that an OTTI has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to realized loss on our Condensed Consolidated Statements of Operations, as this is also deemed the credit portion of the OTTI.  The remainder of the decline to fair value is recorded to OCI, as an unrealized OTTI loss on our Condensed Consolidated Balance Sheets, as this is considered a noncredit (i.e., recoverable) impairment.

To determine the recovery period of a debt security, we consider the facts and circumstances surrounding the underlying issuer including, but not limited to, the following:

•

Historic and implied volatility of the security;

•

Length of time and extent to which the fair value has been less than amortized cost;

•

Adverse conditions specifically related to the security or to specific conditions in an industry or geographic area;

•

Failure, if any, of the issuer of the security to make scheduled payments; and

•

Recoveries or additional declines in fair value subsequent to the balance sheet date.

For all debt securities evaluated for other-than-temporary impairment, we consider the timing and amount of the cash flows. When evaluating whether our non-agency CMOs, including our position in Alt-A’s, are other-than-temporarily impaired, we also examine the characteristics of the underlying collateral, such as delinquency, loss severities and default rates, the quality of the underlying borrower, the type of collateral in the pool, the vintage year of the collateral, subordination levels within the structure of the collateral pool, the quality of any credit guarantors, the susceptibility to variability of prepayments, our intent to sell the security and whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost basis. In assessing corporate debt securities for other-than-temporary impairment, we evaluate the ability of the issuer to meet its debt obligations and the value of the company or specific collateral securing the debt position including the fundamentals of the issuer to determine what we would recover if they were to file bankruptcy versus the price at which the market is trading; fundamentals of the industry in which the issuer operates; expectations regarding defaults and recovery rates; and changes to the rating of the security by a rating agency.

For an equity security, if we do not have the ability and intent to hold the security for a sufficient period of time to allow for a recovery in value, we conclude that an OTTI has occurred, and the cost of the equity security is written down to the current fair value, with a corresponding change to realized gain (loss) in our Condensed Consolidated Statements of Operations.   We base our review on a number of factors including, but not limited to, the severity and duration of the decline in fair value of the equity security as well as the cause of the decline, the length of time we have held the equity security, any third party research reports or analysis, and the financial condition and near-term prospects of the security’s issuer, taking into consideration the economic prospects of the issuer’s industry and geographical location. For additional discussion regarding OTTI and the impact of the adoption of FAS 115-2, see Note 5 herein to our unaudited consolidated financial statements.

Results of Operations

Despite continued rate pressure in our Insurance Services segment in the first six months of 2009, improvements in the terms of our reinsurance contracts coupled with favorable prior year reserve development allowed us to deliver solid results from this operating segment for the three and six months ended June 30, 2009. As a result of continued favorable development in both claim counts and claim severity post-tort reform and increased competition, we lowered our rates on average approximately 6% during the six months ended June 30, 2009 as compared to approximately 7% for the six months ended June 30, 2008. The 2009 reductions were the result of negotiated discounts to retain certain group practices with favorable loss histories. As a result, policyholder retention was strong for the first six months of 2009 at approximately 93% as compared to 94% during the first six months of 2008. We have seen increased competition by existing professional liability carriers. Many of these carriers have been aggressive in seeking new business and are willing to compete on price. As a result of this increased competition, we continue to be faced with price pressure on both existing renewals and new business. We will continue to monitor frequency of claims and severity of loss and legal expenses to determine if further rate adjustments are warranted. As a result of these market forces, we expect to continue to face extensive competition throughout 2009, but will continue to price insurance products at rates we believe are adequate for the risks assumed.

Furthermore, even though reported claims and claim pay-out trends remain favorable, we increased loss and loss adjustment expenses by $3.6 million for the 2009 accident year as compared to the amount recorded for the 2008 accident year for the six months ended June 30, 2008. This increase reflects the change in our 2009 reinsurance contract to $1,000,000 in net retention as well as increases in policyholder count from 5,002 as of June 30, 2008 to 6,268 as of June 30, 2009. While we anticipate that the 2009 treaty will reduce our ceded premiums as a percentage of direct premiums written, thus resulting in a relative increase in net premiums written and earned, the overall impact on earnings is uncertain as the frequency and severity of losses in future periods is not yet known.

Our Financial Services segment returned to profitability during the second quarter of 2009 as a result of a combination of increased broker/dealer commission revenue and substantially lower costs. The decrease in operating costs is the consequence of a concerted effort begun during the second quarter of 2008 to streamline costs in the face of a weakening economy and difficult market conditions. Though performance in this segment during the current quarter is encouraging, we cannot predict that the factors leading to our increased trading activity, namely a tightening of spreads in the high-yield markets and a slowly growing level of investor confidence, will continue. As a result, we cannot yet be confident positive earnings will become a trend.

The following table sets forth selected historical financial and operating data for the Company. The selected income statement data below for the three and six months ended June 30, 2009 and 2008 is derived from our condensed consolidated unaudited financial statements included herein which management believes incorporate all of the adjustments necessary for the fair presentation of the financial condition and results of operations for such periods and have been prepared in accordance with GAAP. Actual financial results through June 30, 2009 may not be indicative of future financial performance. Certain Non-GAAP financial measures are included in the underwriting ratio section table below as these ratios represent insurance industry-specific financial performance measures.

Selected Condensed Consolidated Financial and

Operating Data of American Physicians Service Group, Inc.

(in thousands, except per share and ratio data)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Income Statement Data:
Gross premiums and maintenance fees written - direct and assumed	$14,682	$15,124	$32,222	$29,860
Premiums ceded	335	(1,019)	663	376
Net premiums and maintenance fees written	15,017	14,105	32,885	30,236
Net premiums and maintenance fees earned	16,825	14,594	33,282	31,948
Investment income, net of investment expenses	2,666	2,959	5,217	6,015
Realized capital gains (losses) - net	(142)	(35)	(517)	14
Other-than-temporary impairments	(1,100)	(1,208)	(2,007)	(3,852)
Financial services	1,827	1,477	3,275	3,277
Other revenue	45	36	102	53
Total revenues	20,121	17,823	39,352	37,455
Losses and loss adjustment expenses	6,797	1,579	12,918	9,088
Other underwriting expenses	2,510	2,498	5,731	5,102
Change in deferred acquisition costs	264	104	83	197
Financial services expenses	1,747	3,316	3,375	5,886
General and administrative expenses	1,164	1,161	2,388	2,719
Total expenses	12,482	8,658	24,495	22,992
Income from operations	7,639	9,165	14,857	14,463
Income tax expense	2,718	3,019	5,206	4,937
Net income	$4,921	$6,146	$9,651	$9,526

Diluted weighted average shares outstanding	7,007	7,284	7,089	7,305
Diluted earnings per common share	$0.70	$0.84	$1.36	$1.30

Underwriting Ratios:
Loss ratio (1)
Current accident year	68%	67%	68%	59%
Prior accident years	-28%	-56%	-29%	-31%
Calendar year	40%	11%	39%	28%
Expense ratio (2)	16%	18%	17%	17%
Combined ratio (3)	56%	29%	56%	45%

(1) Loss ratio is defined as the ratio of losses and loss adjustment expenses to net premiums and maintenance fees earned.
(2) Expense ratio is defined as the ratio of other underwriting expenses and net change in deferred acquisition costs to net premiums and maintenance fees earned.
(3) Combined ratio is the sum of the loss ratio and the expense ratio.

(in thousands)	June 30,	December 31,
	2009	2008
Balance Sheet Data:
Cash and cash equivalents and investments	$242,601	$231,769
Premiums and maintenance fees receivable	17,416	17,186
Reinsurance recoverables	10,498	15,293
All other assets	18,333	19,306
Total Assets	$288,848	$283,554

Reserve for losses and loss adjustment expenses	90,403	92,141
Unearned premiums and maintenance fees	36,389	36,785
Manditorily redeemable preferred stock	6,531	7,568
All other liabilities	11,279	10,595
Total Liabilities	144,602	147,089
Total stockholders' equity	144,246	136,465
Total Liabilities & Stockholders' Equity	$288,848	$283,554

The discussion that follows should be read in connection with the unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Condensed income statement data for the three months ended June 30, 2009 and 2008 are included in the following table:

(dollars in thousands except per share data and percentages)	Three Months ended June 30,
	2009	2008	Change	% Change
Revenues	$20,121	$17,823	$2,298	13%
Income from Operations	7,639	9,165	(1,526)	-17%
Net Income	4,921	6,146	(1,225)	-20%
Diluted Net Income Per Share	$0.70	$0.84	$(0.14)	-17%

Further explanation for the quarter over quarter variances are described below.

Premium related income statement data for the three months ended June 30, 2009 and 2008 are included in the following table:

(in thousands)	Three Months ended June 30,
	2009	2008	Change	% Change
Gross premiums and maintenance fees written – direct and assumed	$14,682	$15,124	$(442)	-3%

Premium ceded:
Current year	(513)	(1,303)	790	-61%
Prior year	848	284	564	199%
Net premiums ceded	335	(1,019)	1,354	-133%

Net premiums and maintenance fees earned	$16,825	$14,594	$2,231	15%

Gross Premiums and Maintenance Fees Written

Gross premiums and maintenance fees written decreased $442,000 (3%) to $14,682,000 for the three months ended June 30, 2009 from $15,124,000 for the three months ended June 30, 2008 primarily due to continued rate decreases on average of 5% for the current quarter as a result of competitive pricing pressures and lower new written business of $741,000 for the current year quarter as compared to $910,000 of new business for the prior year quarter. Partially offsetting these premium decreases was strong policyholder retention at approximately 92% for the quarter ended June 30, 2009.

Premiums Ceded

Premiums ceded expenses decreased $1,354,000 from $(1,019,000) for the three months ended June 30, 2008 to $335,000 for the three months ended June 30, 2009. Effective January 1, 2009, we have changed our reinsurance treaty such that we now retain the first $1,000,000 of any loss occurrence. The 2009 reinsurance contract is a fixed-rated treaty and provides 100% coverage in excess of our retention of $1,000,000 with a $5,000,000 aggregate limit.  We are retaining this additional risk in the reinsurance layer in order to lower our ceding costs based on decreases in claims.  Due to the increased retention, the 2009 ceded premium rate is much lower which resulted in $513,000 in current year ceded premiums versus $1,303,000 for the same period in 2008. The 2009 treaty, which is anticipated to significantly reduce ceded premiums in 2009, provides us with coverage against large losses and multiple claims arising from a single event, as well as excess policy limit coverage. While we anticipate that the 2009 treaty will reduce our ceded premiums as a percentage of direct premiums written, thus resulting in a relative increase in net premiums written and earned, the overall impact on earnings is uncertain as the frequency and severity of losses in future periods is not yet known.

The reinsurance contracts we utilized from 2002 through 2008 were variable premium treaties that have various minimum and maximum rates. The actual premium rate is dependent upon the ultimate losses ceded to the reinsurer under the related treaty. The decrease in premiums ceded of $1,354,000 is primarily the result of the additional retention under the 2009 treaty and recognizing $848,000 of favorable prior reinsurance development for prior years’ reinsurance treaties during the three months ended June 30, 2009 as compared to recognizing only $284,000 of prior years’ favorable development during the three months ended June 30, 2008. The favorable development reflects reductions in our estimates of claim severity and loss experience as a result of claim closures at less than reserved amounts.

Net Premiums and Maintenance Fees Earned

Net premiums and maintenance fees earned increased by $2,231,000 (15%) to $16,825,000 from $14,594,000 for the three months ended June 30, 2009 as compared to the same period in 2008. Net earned premiums and maintenance fees were up primarily due to lower reinsurance ceding costs offset by continued rate reductions due to competitive pricing pressures in the current soft market.

Investment Income

Investment income statement data for the three months ended June 30, 2009 and 2008 are included in the following table:

(in thousands)	Three Months ended June 30,
	2009	2008	Change	% Change
Investment income:
Fixed Maturities	$2,544	$2,752	$(208)	-8%
Equity Securities	95	74	21	28%
Short-term investments and other	65	151	(86)	-57%
Finance charges on premiums receivable	26	30	(4)	-13%
Structured annuity	18	19	(1)	-5%

Total investment income	$2,748	$3,026	$(278)	-9%

Investment expense	82	67	15	22%

Net investment income	$2,666	$2,959	$(293)	-10%

Investment income, net of investment expenses, decreased by $293,000 (10%) to $2,666,000 from $2,959,000 for the six months ended June 30, 2009 as compared to the same period for 2008.  Recently we began to observe a significant increase in the market-reported delinquency rates for non-agency CMOs backed by prime loans. The delinquency data suggests that continuing home price declines and unemployment growth are now affecting the behavior by a broader sector of mortgage borrowers. Rising unemployment, accelerating house price declines, tight credit conditions, volatility in interest rates and weakening consumer confidence not only contributed to rising delinquencies in the current quarter, but also significantly impacted our expectations regarding future performance, both of which are critical to assessing our security impairments. Due to the risk and uncertainty of the current economic crisis and the ultimate impact on the non-agency CMO market, we sold non-agency CMOs with a book value of $15,004,000 during the six month period ending June 30, 2009 and recognized a realized loss of $263,000 on the sale of these securities. As a result of these sales, the fair market value of our non-agency CMOs has been reduced from $25,438,000 as of December 31, 2008 to $7,905,000 as of June 30, 2009.  In July 2009, we sold an additional $1,800,000 of these non-agency CMOs resulting in a realized gain of $107,000. The proceeds from these sales of these securities and additional cash generated from operations have been reinvested generally in high quality investment grade fixed income securities with short maturity dates and lower yields. This rebalancing of our fixed income investment portfolio coupled with lower yields on short-term investments resulted in a corresponding decrease in investment income for the three months ended June 30, 2009 as compared to the same period in 2008.

Realized Capital Gains (Loss)

Realized capital gains and losses income statement data for the three months ended June 30, 2009 and 2008 are included in the following table:

(in thousands)	Three Months ended June 30,
	2009	2008	Change	% Change
Realized capital gains (losses) - net
Gross realized gains	$122	$63	$59	94%
Gross realized (losses)	(264)	(98)	(166)	169%
Other -than-temporary impairment (losses)	(1,100)	(1,208)	108	-9%
Net realized gains (losses)	$(1,242)	$(1,243)	$1	0%

Net realized capital losses were $1,242,000 for the three months ended June 30, 2009 as compared to a $1,243,000 for the three months ended June 30, 2008. The increase in gross realized losses during the current quarter were primarily due to additional fixed income sales during the quarter as we repositioned our portfolio and sold eight non-agency securities during the current quarter.

The majority of the non-agency CMOs in our portfolio have underlying mortgages categorized as “prime” quality loans, and none of our CMOs have underlying mortgages classified as “subprime.” Also, all CMO underlying mortgages have fixed rates. However, within our portfolio at June 30, 2009, there were seven CMO securities classified as “Alternative-A” or “Alt-A”. These Alt-A securities are generally considered to have underlying mortgages with underwriting characteristics that are stronger than “subprime” mortgages but less stringent than “prime” mortgages. All but one of our Alt-A securities are investment grade, have underlying fixed rate mortgage collateral and as of June 30, 2009 are rated either AA or A. The Alt-A security that is non-investment grade has a book value at June 30, 2009 of $23,000.

Beginning with the three months ended September 30, 2007, we saw a significant and rapid decline in the market value of our non-agency CMOs, specifically our Alt-A securities. We have considered the deepening national housing crisis and its potential effects on the underlying collateral in evaluating this decline, and concluded that the continued decreases in value of our Alt-A securities should be considered to be OTTI. Beginning in three months ended December 31, 2008, we also began to observe an increase in the market-reported delinquency rates for not only our Alt-A CMOs, but also our non-agency CMOs backed by prime loans.  The delinquency data suggests that continuing home price declines and growth in unemployment are now affecting the behavior by a broader sector of mortgage borrowers, particularly those mortgages originated subsequent to 2005. Rising unemployment, accelerating house price declines, tight credit conditions, volatility in interest rates and weakening consumer confidence not only contributed to rising delinquencies, but also significantly impacted our expectations regarding future performance, both of which are critical to assessing our other-than-temporary impairments.  As such, we also concluded that the three non-agency CMOs with 2006 originations were deemed OTTI in prior quarters.

While we have the ability to hold our remaining non-agency CMOs to maturity, we have concluded that we have the intent to sell these securities which will further reduce our exposure to a continued deterioration of the housing sector provided we can obtain an appropriate price.  In accordance with the adoption of FSP 115-2 for the three months ended June 30, 2009, other than temporary impairments of $1,100,000 was recognized which included $233,000 of continued write-downs of the Alt-A securities we hold.   For the three months ended June 30, 2008, we recognized a net realized loss of $1,243,000, of which $1,124,000 was specifically related to the write-down of Alt-A securities.  The aggregate write-down on the Alt-A securities beginning with the quarter ended September 30, 2007 through June 30, 2009 is $10,888,000 and the book value of all the Alt-A securities is $2,419,000 as of June 30, 2009. No other debt securities outside of the Alt-A’s and prime CMOs as of June 30, 2009 were deemed OTTI.  While we have the ability to hold all of our securities indefinitely, we will continue to closely monitor our non-agency CMOs and their underlying collateral.

The following table reflects the composition of our Alt-A securities as of June 30, 2009 after the other than temporary impairments (dollars in thousands):

			% of Portfolio
Rating Category	Book Value	Fair Value	(Fair Value)
AA	$640	$640	0.3%
A	1,756	1,858	0.8%
C	23	23	0.0%
Total	$2,419	$2,521	1.1%

During the three months ended June 30, 2009, we evaluated our equity portfolio for other than temporary impairments of certain securities. For the three months ended June 30, 2009, we had no write-down in equity securities as compared to $84,000 for the comparable period in 2008.

Financial Services Revenues

Financial services revenue for the three months ended June 30, 2009 and 2008 are included in the following table:

(in thousands)	Three Months ended June 30,
	2009	2008	$ Change	% Change
Broker/Dealer Commissions	$1,669	$1,185	$484	41%
Bank Debt Trade Claim Fees	142	254	(112)	-44%
Management Fees and Other	16	38	(22)	-58%
Total Financial Services Revenues	$1,827	$1,477	$350	24%

Our Financial Services revenue increased $350,000 (24%) for the three months ended June 30, 2009 compared to the same period in 2008. APS Financial, our broker/dealer, derives most of its revenue from transactions in the fixed income market, in both investment and non-investment grade securities. As the table above shows, commission revenue at APS Financial was up 484,000 (41%) for the three months ended June 30, 2009 compared to the same period in 2008 due to an improving trend in transaction activity of both high-yield securities and collateralized mortgage obligations (CMOs).  Our bank debt-trade claim revenues were off $112,000 (44%) for the three months ended June 30, 2009 compared to the same period in 2008. This decline is more a timing issue than a weakening of opportunity as the revenue stream for this line of business is irregular with longer lead times to close a transaction than our traditional broker-dealer transactions. The overall increase in our financial services revenues, together with cost cutting measures, which began in 2008, have returned this segment to profitability. However, there can be no assurance that we can sustain the level of revenues necessary to remain profitable in the future.

Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses for the three months ended June 30, 2009 and 2008 are included in the following table:

(in thousands)	Three Months ended June 30,
	2009	2008	Change	% Change
Losses and loss adjustment expenses:
Current accident year	$11,496	$9,856	$1,640	17%
Prior accident years	(4,699)	(8,277)	3,578	-43%
Calendar year	$6,797	$1,579	$5,218	330%

Loss and loss adjustment expenses for the three months ended June 30, 2009 increased by $5,218,000 (330%) to $6,797,000 from $1,579,000 for the three months ended June 30, 2008. The increase of $5,218,000 is the result of lower favorable development on prior year losses for the quarter ended June 30, 2009 as compared to the same period in 2008. For the three months ended June 30, 2009, current accident year loss and loss adjustment expenses totaled $11,496,000 based on 100 claims reported and prior year losses developed favorably by $4,699,000 as a result of reductions in our estimates of claims severity, principally the 2002 through 2008 report years, driven by closure of 118 claims during the period. For the three months ended June 30, 2008, current accident year loss and loss adjustment expenses were $9,856,000 based on 92 claims reported and there was $8,277,000 of favorable development on prior years’ claims. The positive effects of tort reform in Texas on average claim severity has resulted in continued favorable development of reserves and improved claim development patterns. During the quarter we continued to favorably settle a significant number of post-tort reform claims at below the reserved amounts. Even though reported claims have increased by only 8 claims during the current quarter over the prior year quarter and claim pay-out trends remain favorable, we increased our current accident year loss and loss adjustment expenses to reflect the change in our reinsurance contract in 2009 to $1,000,000 in net retention and increases in policyholder count from 5,002 as of June 30, 2008 to 6,268 as of June 30, 2009.  We also continue to reserve at the upper end of the reserve range, in all periods including the current accident year.

Other Underwriting Expenses and Net Change in Deferred Acquisition Costs

Other underwriting expenses and net change in deferred acquisition costs for the three months ended June 30, 2009 and 2008 are included in the following table:

(in thousands)	Three Months ended June 30,
	2009	2008	Change	% Change
Other underwriting expenses	$2,510	$2,498	$12	0%

Net change in deferred acquisition costs	264	104	160	154%
Total	$2,774	$2,602	$172	7%

Other underwriting expenses increased by $12,000 to $2,510,000 from $2,498,000 for the three months ended June 30, 2009 as compared to the same period in 2008. Other underwriting expenses consist primarily of commissions to agents, premium taxes and other general underwriting expenses related to managing our Insurance Services segment. Commissions to agents and premium taxes decreased by $183,000 for the quarter ended June 30, 2009 as compared to the prior year quarter due to decreased premiums written and higher commission rates paid on new business than renewal business. Legal, auditing, actuarial and other consulting fees were $21,000 higher in the 2009 quarter versus the 2008 quarter primarily due to additional expenses incurred for actuarial services. Allocated payroll, benefits and director fees increased $178,000 for the current quarter as compared to the prior year quarter. The net change in deferred acquisition costs, which is comprised of the change in deferred and amortized commissions paid to agents on new and renewal business and deferred and amortized premium taxes, increased for three months ended June 30, 2009 by $160,000 to $264,000 from $104,000 for the comparable period in 2008 due to the amortization of prior deferred expenses exceeding new costs capitalized.

Financial Services Expenses

Financial services expenses for the three months ended June 30, 2009 and 2008 are included in the following table:

(in thousands)	Three Months ended June 30,
	2009	2008	$ Change	% Change
Broker Commissions	$992	$811	$181	22%
Payroll and Benefits	442	887	(445)	-50%
Information Services	115	147	(32)	-22%
Legal and Professional Fees	53	1,213	(1,160)	-96%
Other	145	258	(113)	-44%
Total Financial Services Expenses	$1,747	$3,316	$(1,569)	-47%

Our Financial Services expenses decreased $1,569,000 (47%) for the three months ended June 30, 2009 compared to the same period in 2008. With the drop in trading activity associated with the U.S. economic downturn and investor uncertainty, we began making cost cuts in this division that began to take effect by mid-year 2008. All costs, from personnel to rent, dues and information services were scrutinized. The resulting cost cutting measures were then implemented during the latter half of 2008 with additional cost cuts continuing into the current period. As the table above shows, payroll and benefits decreased $445,000 (50%) and information services decreased $32,000 (22%) in the three months ended June 30, 2009 compared to the same period in 2008 as a result of these cost cuts. In addition, legal and professional fees decreased $1,160,000 (96%) in the current period as a result of non-recurring legal fees and accruals in the second quarter of 2008, as well as lower Sarbanes-Oxley consulting and audit fees in the second quarter of 2009. This segment’s primary variable cost, commission expenses, increased $181,000 (22%) for the three months ended June 30, 2009 compared to the same period in 2008 as a result of the increase in trading activity and associated commission revenues mentioned above.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2009 and 2008 are included in the following table:

(in thousands)	Three Months ended June 30,
	2009	2008	$ Change	% Change
Payroll and Benefits	$397	$383	$14	4%
Incentive Compensation	300	300	-	0%
Board Compensation and Fees	108	153	(45)	-29%
Options and Other Compensation	18	13	5	36%
Legal and Professional Fees	152	113	40	35%
Interest and Dividends	80	84	(3)	-4%
Other	109	116	(7)	-6%
Total General & Administrative Expenses	$1,164	$1,161	$3	0%

General and administrative expenses for the three months ended June 30, 2009 were roughly equivalent to those expenditures for the same period in 2008. Lower board compensation and fees of $45,000 (29%) resulted from higher stock option expense in 2008 as compared to 2009 Legal and professional fees increased $40,000 (35%) due to one-time special projects. Lastly, payroll and benefits increased $14,000 (4%) in the three months ended June 30, 2009 compared to the same period in 2008 as a result of merit raises.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Condensed income statement data for the six months ended June 30, 2009 and 2008 are included in the following table:

(dollars in thousands except per share data and percentages)	Six Months ended June 30,
	2009	2008	Change	% Change
Revenues	$39,352	$37,455	$1,897	5%
Income from Operations	14,857	14,463	394	3%
Net Income	9,651	9,526	125	1%
Diluted Net Income Per Share	$1.36	$1.30	$0.06	5%

Further explanation for the six month over six month variances are described below.

Premium related income statement data for the six months ended June 30, 2009 and 2008 are included in the following table:

( in thousands)	Six Months ended June 30,
	2009	2008	Change	% Change
Gross premiums and maintenance fees written – direct and assumed	$32,222	$29,860	$2,362	8%

Premium ceded:
Current year	(1,017)	(2,625)	1,608	-61%
Prior year	1,680	3,001	(1,321)	-44%
Net premiums ceded	663	376	287	76%

Net premiums and maintenance fees earned	$33,282	$31,948	$1,334	4%

Gross Premiums and Maintenance Fees Written

Gross premiums and maintenance fees written increased $2,362,000 (8%) to $32,222,000 for the six months ended June 30, 2009 from $29,860,000 for the six months ended June 30, 2008 primarily due to new written business. API increased its number of policyholders to 6,268 at June 30, 2009 from 5,002 at June 30, 2008. Included in the 6,268 policyholder headcount were a number of new physician groups written which also included coverage for other healthcare providers including physician extenders and other clinical support staff. Due to a much lower risk profile, the premiums for these additional clinical support personnel are substantially lower than the premiums charged to physicians. New written business was approximately $4,823,000 for the current year six months as compared to $2,225,000 of new business for the prior year six months. Partially offsetting these premium increases were rate decreases which averaged 6% for the current six months as compared to average rate decreases of 7% for the first six months of 2008 as a result of competitive pricing pressures. Policyholder retention continued to be strong at approximately 93% for the six months ended June 30, 2009.

Premiums Ceded

Premiums ceded expenses decreased $287,000 from $376,000 for the six months ended June 30, 2008 to $663,000 for the six months ended June 30, 2009. The decrease was primarily the result of lower ceding costs associated with the higher retention limits under the 2009 reinsurance treaty. Current year reinsurance premiums decreased $1,608,000 (61%) to $1,017,000 for the six months ended June 30, 2009 as compared to $2,625,000 for the comparable period in 2008. The 2009 treaty, which is anticipated to significantly reduce ceded premiums in 2009, provides us with coverage against large losses and multiple claims arising from a single event, as well as excess policy limit coverage. Offsetting this decrease was less favorable development on the prior years swing rated treaties for the six months ended June 30, 2009 as compared to the same comparable period in 2008. The reinsurance contracts we utilized from 2002 through 2008 are variable premium treaties that have various minimum and maximum rates. The actual premium rate is dependent upon the ultimate losses ceded to the reinsurer under the related treaty. We have recognized $1,680,000 in favorable prior year development for the current six month period as compared to recognizing $3,001,000 in favorable development in the 2008 six month period.

Net Premiums and Maintenance Fees Earned

Net premiums and maintenance fees earned increased by $1,334,000 (4%) to $33,282,000 from $31,948,000 for the six months ended June 30, 2009 as compared to June 30, 2008. Net earned premiums and maintenance fees were up primarily due to increased written premiums and lower ceded premiums as compared to the 2008 six month period.

Investment Income

Investment income statement data for the six months ended June 30, 2009 and 2008 are included in the following table:

(in thousands)	Six Months ended June 30,
	2009	2008	Change	% Change
Investment income:
Fixed Maturities	$4,930	$5,575	$(645)	-12%
Equity Securities	179	136	43	32%
Short-term investments and other	151	339	(188)	-55%
Finance charges on premiums receivable	61	59	2	3%
Structured annuity	36	38	(2)	-5%

Total investment income	$5,357	$6,147	$(790)	-13%

Investment expense	140	132	8	6%

Net investment income	$5,217	$6,015	$(798)	-13%

Investment income, net of investment expenses, decreased by $798,000 (13%) to $5,217,000 from $6,015,000 for the six months ended June 30, 2009 as compared to the same period for 2008.  As mentioned above, due to the risk and uncertainty of the current economic crisis and the ultimate impact on the non-agency CMO market, we sold non-agency CMOs with a book value of $15,004,000 during the six month period ended June 30, 2009.  In July 2009, we sold an additional $1,800,000 of these non-agency CMOs resulting in a realized gain of $107,000. The proceeds from these sales and additional cash generated from operations have been reinvested generally in high quality investment grade fixed income securities with short maturity dates and lower yields. This rebalancing of our fixed income investment portfolio resulted in a corresponding decrease in investment income for the three months ended June 30, 2009 as compared to the same period in 2008.

Realized Capital Gains (Loss)

Realized capital gains and losses income statement data for the six months ended June 30, 2009 and 2008 are included in the following table:

(in thousands)	Six Months ended June 30,
	2009	2008	Change	% Change

Realized capital gains (losses) - net
Gross realized gains	$366	$202	$164	81%
Gross realized (losses)	(883)	(188)	(695)	370%
Other -than-temporary impairment (losses)	(2,007)	(3,852)	1,845	-48%
Net realized gains (losses)	$(2,524)	$(3,838)	$1,314	-34%

Net realized capital losses were $2,524,000 for the six months ended June 30, 2009 as compared to a $3,838,000 for the six months ended June 30, 2008. Net realized losses decreased primarily as a result of lower other than temporary impairment losses incurred in our investments in Alt-A collateralized mortgage-backed securities for the six months ended June 30, 2009 as compared to the same period in 2008. The amount of OTTI associated with Alt-A adjustments for the six months ended June 30, 2009 and June 30, 2008 was $504,000 and $3,769,000, respectively.

The increase in gross realized losses of $695,000 (370%) to $883,000 for the six months ended June 30, 2009 from $188,000 for the six months ended June 30, 2008 is primarily the result of the sale of 29 non-agency CMOs with a book value of $15,004,000 during the first six months of 2009 and corresponding gross realized loss of $437,000 on the sale of these securities and sales in our equity securities as a result of repositioning our investment portfolio.

Included in the $2,007,000 of other than temporary impairment losses for the six months ended June 30, 2009 is the write-down of $1,100,000 based upon our intent to sell our entire non-agency CMO portfolio.  Provided we can obtain an appropriate price on these securities, we will further reduce our exposure to continued deterioration of the housing sector

Financial Services Revenues

Financial services revenue for the six months ended June 30, 2009 and 2008 are included in the following table:

(in thousands)	Six Months ended June 30,
	2009	2008	$ Change	% Change
Broker/Dealer Commissions	$3,100	$2,762	$338	12%
Bank Debt Trade Claim Fees	142	314	(172)	-55%
Management Fees and Other	33	201	(168)	-84%
Total Financial Services Revenues	$3,275	$3,277	$(2)	0%

Our Financial Services revenue for the six months ended June 30, 2009 was approximately equivalent to the same period in 2008. APS Financial, our broker/dealer, derives most of its revenue from transactions in the fixed income market, in both investment and non-investment grade securities. As the table above shows, commission revenue at APS Financial was up 338,000 (12%) for the six months ended June 30, 2009 compared to the same period in 2008. An improving trend in transaction activity of both high-yield securities and collateralized mortgage obligations was the primary reason for the increase in broker/dealer commission revenues. Our management fees and other revenue, which includes investment banking fees, declined $168,000 (84%) primarily as the result of our decision during the first quarter of 2009 to no longer actively pursue investment banking business.  Our bank debt-trade claim revenues were lower by $172,000 (55%) for the six months ended June 30, 2009 compared to the same period in 2008. This decline is more a timing issue than a weakening of opportunity as the revenue stream for this line of business is irregular with longer lead times to close a transaction than our traditional broker-dealer transactions.

Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses for the six months ended June 30, 2009 and 2008 are included in the following table:

(in thousands)	Six Months ended June 30,
	2009	2008	Change	% Change
Losses and loss adjustment expenses:
Current accident year	$22,516	$18,913	$3,603	19%
Prior accident years	(9,598)	(9,825)	227	-2%
Calendar year	$12,918	$9,088	$3,830	42%

Loss and loss adjustment expenses for the six months ended June 30, 2009 increased by $3,830,000 (42%) to $12,918,000 from $9,088,000 for the six months ended June 30, 2008. We increased the current accident year loss and loss adjustment expenses by $3,603,000 or 19% to $22,516,000 as compared to $18,913,000 for the 2008 period. This increase was based on the increase of 1,266 in policyholder headcount from 5,002 at June 30, 2008 to 6,268 at June 30, 2009 and to reflect the change in our reinsurance contract to $1,000,000 in net retention. In addition, our prior years positive claim development decreased by $227,000 from $9,825,000 of favorable development for the six months ended June 30, 2008 to $9,598,000 of favorable development for the current year six month period. Reported claims totaled 204 claims for the current six months as opposed to 190 reported claims during the six months of 2008. We closed 224 claims during this period as compared to 264 in the prior year period. We had 565 open claims as of June 30, 2009 as compared to 666 of open claims as of June 30, 2008. We also continue to reserve at the upper end of the reserve range, in all periods including the current accident year.

Other Underwriting Expenses and Net Change in Deferred Acquisition Costs

Other underwriting expenses and net change in deferred acquisition costs for the six months ended June 30, 2009 and 2008 are included in the following table:

(in thousands)	Six Months ended June 30,
	2009	2008	Change	% Change
Other underwriting expenses	$5,731	$5,102	$629	12%

Net change in deferred acquisition costs	83	197	(114)	-58%
Total	$5,814	$5,299	$515	10%

Other underwriting expenses increased by $629,000 (12%) to $5,731,000 from $5,102,000 for the six months ended June 30, 2009 as compared to the same period in 2008. Other underwriting expenses consist primarily of commissions to agents, premium taxes and other general underwriting expenses related to managing our Insurance Services segment. Commissions to agents and premium taxes increased by $231,000 for the six months ended June 30, 2009 as compared to the prior year six month period due to increased premiums written and higher commission rates paid on new business than renewal business. In addition, legal, auditing, actuarial and other professional fees were $16,000 higher in the 2009 period versus the 2008 period primarily due to additional expenses incurred for actuarial services. Allocated payroll, benefits and director fees increased $153,000 for the six months as compared to the prior year six month period as a result of the amortization of the cost of  non-compete agreements entered into with the members of our former advisory board. The net change in deferred acquisition costs, which is comprised of the change in deferred and amortized commissions paid to agents on new and renewal business and deferred and amortized premium taxes, decreased for the six months ended June 30, 2009 by $114,000 to $83,000 from $197,000 for the comparable period in 2008 due to new costs capitalized exceeding the amortization of prior deferred expenses.

Financial Services Expenses

Financial services expenses for the six months ended June 30, 2009 and 2008 are included in the following table:

(in thousands)	Six Months ended June 30,
	2009	2008	$ Change	% Change
Broker Commissions	$1,765	$1,730	$35	2%
Payroll and Benefits	951	1,650	(699)	-42%
Information Services	224	297	(73)	-25%
Legal and Professional Fees	128	1,672	(1,544)	-92%
Other	307	537	(230)	-43%
Total Financial Services Expenses	$3,375	$5,886	$(2,511)	-43%

Our Financial Services expenses decreased $2,511,000 (43%) for the six months ended June 30, 2009 compared to the same period in 2008. With the drop in trading activity associated with the U.S. economic downturn and the resultant investor uncertainty, we began making cost cuts in this division that began to take effect by mid-year 2008. All costs, from personnel to rent, dues and information services were scrutinized. The resulting cost cutting measures were then implemented during the latter half of 2008 with additional cost cuts continuing into 2009. As the table above shows, payroll and benefits decreased $699,000 (42%) and information services decreased $73,000 (25%) in the six months ended June 30, 2009 compared to the same period in 2008 as a result of these cost cuts. In addition, legal and professional fees decreased $1,544,000 (92%) in the current period as a result of non-recurring legal fees and accruals in the first six months of 2008 as well as lower Sarbanes-Oxley consulting and audit fees incurred in the first six months of 2009. Other expenses includes fixed costs such as rent, dues, licenses, travel and insurance which were reduced in the six months ended June 30, 2009 compared to the same period in 2008 as part of cost cutting measures aimed at getting this segment back to profitability. This segment’s primary variable cost, commission expenses, increased $35,000 (2%) for the six months ended June 30, 2009 compared to the same period in 2008 as a result of the increase in trading activity and associated commission revenues mentioned above. These overall cost cutting measures, together with increase in our broker/dealer commission revenue, have for the time being returned this segment to profitability. However, there can be no assurance that we can sustain revenues necessary to remain profitable in the future.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2009 and 2008 are included in the following table:

(in thousands)	Six Months ended June 30,
	2009	2008	$ Change	% Change
Payroll and Benefits	$830	$805	$25	3%
Incentive Compensation	524	608	(84)	-14%
Board Compensation and Fees	316	578	(262)	-45%
Options and Other Compensation	44	26	18	67%
Legal and Professional Fees	255	273	(18)	-7%
Interest and Dividends	178	193	(15)	-8%
Other	241	236	5	3%
Total General & Administrative Expenses	$2,388	$2,719	$(331)	-12%

General and administrative expenses decreased $331,000 (12%) for the three months ended June 30, 2009 compared to the same period in 2008. The decrease in general and administrative expenses in the current period includes lower board compensation and fees of $262,000 (45%) resulting primarily from higher deferred stock awards expensed in 2008. Incentive compensation expense decreased $84,000 (14%) in the six months ended June 30, 2009 compared to the same period in 2008 primarily as a result of reversing excess annual accruals for 2008 incentive compensation in the first quarter of 2009. Interest and dividends represents interest paid on the outstanding balance of redeemable preferred stock. The $15,000 (8%) decline is a result of interest paid on a lower preferred stock balance of resulting from redemptions made in 2008 and 2009. Partially offsetting these decreases was a $25,000 (3%) increase in payroll and benefits in the six months ended June 30, 2009 compared to the same period in 2008 resulting from annual merit raises. Finally, options and other expense to non-board member executives and key employees increased $18,000 (67%) in the current period compared to the same period in 2008 resulting primarily from common stock options expensed over the life of the options for awards made in September 2008.

Liquidity and Capital Resources

The primary sources of our liquidity for the six months ended June 30, 2009 were funds provided by insurance premiums collected, net investment income, recoveries from reinsurers and proceeds from the maturity and sale of invested assets. The primary uses of cash are losses from insurance claims, loss adjustment expenses, operating expenses, the acquisition of invested and fixed assets and reinsurance premiums.

Cash Flows. Our total cash and cash equivalents balance at June 30, 2009 was $28,831,000, an increase of $6,771,000 (31%) in the current six month period as cash provided by operating and investing activities more than offset net cash used in financing activities. Our cash flows provided by operating activities totaled $15,187,000 at June 30, 2009 on the strength of $9,651,000 in net income adjusted for net realized investment losses and from reinsurance reimbursements for prior years’ swing-rated treaties totaling $3,560,000. Our Insurance Services segment generated the bulk of the cash received from operating activities, the result of increased premium and maintenance fee receipts and decreased claims payouts. Our cash flows used in investing activities totaled $2,594,000 in the current six month period primarily as a result of purchases of available-for-sale fixed income and equity securities in excess of proceeds from the sale of these securities. Cash used in financing activities totaled $5,822,000 for the six months ended June 30, 2009 primarily as a result of preferred share redemptions, common stock dividends paid in the period and repurchases of our common stock under our share repurchase program. For details of the amounts described above, refer to the Condensed Consolidated Statements of Cash Flows of this Form 10-Q.

Historically, we have maintained a strong liquidity position and, as a result, we have been able to satisfy our operational and capital expenditure requirements with cash generated from our operating and investing activities. These same sources of funds have also allowed us to pursue investment and expansion opportunities consistent with our growth plans. Although there can be no assurance our operating activities will provide positive cash flow in the future, we are optimistic that our working capital requirements will be met for the foreseeable future because our current cash position is very strong, with a balance of approximately $28,831,000, and a large portion of our approximate $213,770,000 investment portfolio is in short-term, highly liquid bonds and other fixed income securities.

Letters of Credit. From 1997 through 2002, we assumed reinsurance liabilities on medical professional liability policies written by another insurance company in the state of Texas. In the course of assuming this business, we have established a letter of credit for the benefit of this insurance company in the amount of $500,000 and pledged assets in the amount of $525,000 to secure the letter of credit as of June 30, 2009.

Capital Expenditures. In April 2007 we entered into a contract with a vendor to provide us with and implement an integrated policy and claims administration system. The total capitalized expenditures for the project is anticipated to be approximately $2,000,000. Our capital expenditures for all equipment including hardware and software costs were $170,000 for the six months ended June 30, 2009 of which approximately $154,000 were related to this software implementation project and the remainder of $16,000 was primarily related to network and hardware upgrades. We expect to incur additional capitalized expenditures of approximately $790,000 for the remainder of this project, which are expected to be funded from cash on hand over the remainder of 2009.

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

Restrictions on Dividends by API. In addition to restrictions on dividends and distributions applicable to all Texas stock insurance companies, for so long as any of our Series A redeemable preferred stock is outstanding, the Texas Department of Insurance prohibits API from paying dividends to the Company in any calendar year unless and until we have complied with our redemption and dividend payment obligations to the holders of our Series A redeemable preferred stock for that year. Our agreement with the Texas Department of Insurance also provides that, until all of the Series A redeemable preferred stock has been fully redeemed and all dividends have been paid, API will not make aggregate annual dividends to us with respect to API’s capital stock in excess of the lesser of 10% of API’s prior year-end policyholder statutory surplus or API’s prior year statutory net income, and in no event may such distributions exceed API’s statutory earned surplus. Accordingly our subsidiaries may not be able to pay funds to us and, even if paid such funds may not be sufficient to enable us to meet our obligations. For calendar year 2008, the dividend restriction is $8,804,000 and $4,654,000 of these dividends were paid to us during the six months ended June 30, 2009.

Escrow Account. In connection with the API acquisition, the Texas Department of Insurance has required us to place $2,500,000 into an escrow account with a bank, to remain in escrow until the aggregate remaining redemption and dividend obligation relating to our Series A redeemable preferred stock is less than the amount of the escrow balance. No withdrawals may be made from this escrow account without prior approval from the Texas Department of Insurance. To satisfy this condition of the merger, we have been purchasing fixed income securities with one year terms. As of June 30, 2009, we hold in escrow a $2,500,000 fixed income security paying 1.0% interest. This security is included in fixed maturities, available-for-sale.

At June 30, 2009, API had investments with a fair market value of $1,475,000 on deposit with state insurance departments to satisfy regulatory requirements and these securities are included in fixed maturities, available-for-sale.

There are no participation agreements or purchase commitments as of June 30, 2009. Our primary liability is the reserves for losses and loss adjustment expenses which are estimates of the ultimate expected payouts on existing reported and estimated unreported claims. These reserves totaled $90,403,000 at June 30, 2009. Our reserves for unpaid losses and loss adjustment expenses are an estimate of future cash flows necessary to fulfill insurance obligations based on insured events that have already occurred, but the amount and timing of the cash flow is uncertain. As a result of the acquisition of API on April 1, 2007, we issued Series A mandatorily redeemable preferred stock. The holders of our Series A redeemable preferred stock are entitled to cumulative dividends thereon at the rate of three percent per annum payable on the remaining redemption value per share, in priority to the payments of dividends on our common shares. Holders of Series A redeemable preferred stock have no preemptive rights and have the same voting rights as the holders of our common stock. The preferred shares are non-certificated and mandatorily redeemable. They must be redeemed ratably at not less than $1,000,000 per year, with all remaining outstanding shares being redeemed by December 31, 2016. The remaining redemption obligation was $7,030,000 at June 30, 2009.

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

Cash and cash equivalents and invested assets totaled $242,601,000 and $231,769,000 at June 30, 2009 and December 31, 2008, respectively. Cash and cash equivalents and invested assets represent 84% and 82% of our total assets for the same respective periods. We believe that a majority of our short-term and fixed-maturity securities are readily marketable, and that our invested assets have scheduled maturities in line with our projected cash needs.

Reinsurance recoverables decreased by $3,298,000 (24%) to $10,498,000 at June 30, 2009 from $13,796,000 at December 31, 2008 primarily due to lower ceded reserves as a result of increasing our net retention to $1,000,000 for the 2009 reinsurance treaty and favorable development in the reinsurance layer of $1,680,000 as discussed in Note 7 to the unaudited financial statements included herein.

In addition to an adjustment to premiums ceded, estimates of ultimate reinsurance ceded premium amounts compared to the amounts paid on a provisional basis give rise to a balance sheet asset classified as “Other Amounts Receivable Under Reinsurance Contracts” or a balance sheet liability classified as “Funds Held Under Reinsurance Treaties.” Furthermore, each retrospective treaty requires a 24 or 36 month holding period before any premium adjustments or cash can be returned or paid. The ultimate settlement amount is not determined until all losses have been settled under the respective treaties. As of June 30, 2009, we have recorded a balance sheet liability, “Funds Held Under Reinsurance Treaties” of $4,264,000, which represent the differences between the estimates of ultimate reinsurance premiums ceded amounts for the 2002 through 2008 treaty years as compared to the amounts paid on a provisional basis.

Other amounts receivable under reinsurance contracts was zero at June 30, 2009, down from $1,497,000 at December 31, 2008 due to payments from reinsurers primarily for the initial reimbursement for the excess reinsurance premiums paid on a provisional basis for the 2006 treaty year.

Adoption of Recent Accounting Pronouncements

The effects of new accounting pronouncements are described in Note 4 of the Notes to unaudited condensed consolidated financial statements included elsewhere in this report. Such information is incorporated herein by reference.

Off Balance Sheet Arrangements

There were no off-balance sheet arrangements as of June 30, 2009.

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

We invest our assets primarily in fixed-maturity securities, which as of June 30, 2009 and December 31, 2008 comprised approximately 83% and 85% of total investments, respectively, including unrestricted cash balances, at market value. As of June 30, 2009 and December 31, 2008, the fair value of investments in fixed maturity securities was $200,881,000 and $198,011,000, respectively. The decrease in fixed-income maturities is primarily the result of the sale of additional fixed-maturity securities, primarily non-agency CMOs during the six months ended June 30, 2009. Our intent is to continue to focus on preservation of principal over yield during the current economic crisis.

The fixed-income maturities consist predominately of investment grade U.S. government agency and non-agency CMOs and U.S. government agency mortgage-backed bonds for the purpose of generating ample cash flow to meet claim funding requirements while maintaining a reasonable investment yield.

We have exposure to credit risk primarily as a holder of fixed-income securities. We control this exposure by emphasizing investment grade quality in the fixed-income securities we purchase. At June 30, 2009 and at December 31, 2008, substantially all of our fixed-income portfolio consisted of investment grade securities. We believe that this concentration of investment grade securities limits our exposure to credit risk on our fixed-income investments. The financial environment globally and in the United States has recently experienced significant volatility. Our investment portfolio and the fair value of our investment holdings has been affected by these poor economic conditions and recent changes in the financial and credit markets, and we rely on the investment income produced by our investment portfolio to contribute to our profitability. Future changes in interest rates and credit quality caused by a continued market downturn will likely result in fluctuations in the income derived from, the valuation of, and in the case of declines in credit quality, payment defaults on, our fixed income securities, which could have a material adverse affect on our financial condition, liquidity or results of operations.

Our investment portfolio is also subject to credit and cash flow risk, including risks associated with our investments in mortgage-backed securities. Because our investment portfolio is the largest component of our consolidated balance sheet, further deterioration of the economy and the financial and credit markets could result in additional other-than-temporary impairments that could be material to our financial condition and operating results. For examples, such economic changes could arise from overall changes in the financial markets or specific changes to industries, companies or municipalities in which we maintain our investment holdings. Also, in periods of market illiquidity and instability such as the current financial crisis, the fair value of our investments is more difficult to estimate, could result in assessments of fair value greater or less than amounts received in actual transactions and may have unforeseen consequences that we are currently unable to predict. Volatile or illiquid markets increase the likelihood that such assumptions may not behave in historically predictable manners, resulting in fair value estimates that are overstated compared with actual amounts that could be realized upon disposition or maturity of the security. For additional discussion of our fixed income securities including our non-agency CMOs and related other than temporary impairment as well as our fair value measurements, see Notes 5 and 6 to our unaudited condensed consolidated financial statements included herein.

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

Equity securities comprised approximately 5% and 4% of total investments, including unrestricted cash, at market value as of both June 30, 2009 and December 31, 2008, respectively. As of June 30, 2009 and December 31, 2008, the fair value of investments in equity securities was $11,344,000 and $10,099,000, respectively.

Equity securities are subject to equity price risk, which is defined as the potential for loss in market value due to a decline in equity prices. The value of common stock equity investments is dependent upon the general conditions in the securities markets and the business and financial performance of the individual companies in the portfolio. Values are typically based on future economic prospects as perceived by investors in the equity markets. We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that such declines in the fair value of such assets below our accounting basis are other-than-temporary. We recorded net write-downs on equity securities of $352,000 for the six months ended June 30, 2009 as a result of these equities having other-than-temporary impairments.

The remainder of the investment portfolio consists of cash and highly liquid short-term investments.

As mentioned above, our invested assets are subject to interest rate risk and equity price risk. The following table presents the effect as of June 30, 2009 on current estimated fair values of the fixed-maturity securities available-for-sale and equity securities assuming a 1% increase in market interest rates and a 10% decline in equity prices.

	Carrying Value	Estimated Fair Value at Current Market Rates/Prices	Estimated Fair Value at Adjusted Market Rates/Prices (1)
		(in thousands)
Interest rate risk:
Fixed-maturities available-for-sale	$200,881	$200,881	$193,334
Equity price risk:
Equity securities	$11,344	$11,344	$10,210

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

We are also subject to credit risk with respect to our reinsurers. Although our reinsurers are liable to us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have reinsured. As a result, reinsurance agreements do not limit our ultimate obligations to pay claims to policyholders and we may not recover claims made to our reinsurers. The ultimate effects of the recent market volatility, credit crises, and overall economic downturn may have unforeseen consequences on the credit quality, liquidity and financial stability of the reinsurers with which we do business. As recent market experience indicates, such deteriorations in financial condition can occur rapidly, leaving us unable to react to such a scenario in a prudent manner consistent with orderly markets. This in turn could adversely affect our financial condition, liquidity or results of operations. For additional discussion of our reinsurers and related reinsurance recoverable, see Note 7 to the unaudited financial statements included herein.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2009.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are inapplicable.

(c)  Stock Repurchases for the three months ended June 30, 2009:

Period	Total Number of shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May yet be Purchased under the Plans or Programs (2)
April 1, 2009 – April 30, 2009	64,577	$19.90	64,577	$4,533,000
May 1, 2009 – May 31, 2009	1,050	$20.24	1,050	$4,512,000
June 1, 2009 – June 300, 2009	18,393	$20.48	18,393	$4,135,000

(1)   Of the total shares purchased, 84,018 were purchased in open market transactions.

(2)   Our original $2,000,000 share repurchase program was announced August 17, 2004 and was increased on six subsequent occasions, most recently being increased by $4,000,000 on March 11, 2009. As of June 30, 2009, we had a maximum dollar value of $4,135,000 remaining for the future purchase of shares under the Stock Repurchase program.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 3, 2009, the annual meeting of American Physicians Service Group, Inc. was held in Austin, Texas. Shareholders voted and approved the following motions:

Proposal 1 - Election of Directors

The names of the directors elected at the meeting along with numbers of votes for and withheld are as follows:

Name	For	Withheld

Norris C. Knight, Jr., M.D.	4,257,904	355,967
Timothy L. LaFrey	4,258,332	355,539
Lew N. Little, Jr.	4,125,529	488,342
Jackie Majors	4,318,525	295,346
William J. Peche, M.D.	4,022,467	591,404
William A. Searles	4,295,320	318,551
Kenneth S. Shifrin	4,518,352	95,519
Cheryl Williams	4,209,204	404,667

All Directors were re-elected.

ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6.  EXHIBITS

31.1

Section 302 Certification of Chief Executive Officer (1)

31.2

Section 302 Certification of Chief Financial Officer (1)

32.1

Section 906 Certification of Chief Executive Officer (1)

32.2

Section 906 Certification of Chief Financial Officer (1)

99.1

Investment Holdings Listing as of June 30, 2009 (1)

(1)

Filed herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Physicians Service Group, Inc.

Date: August 5, 2009	/s/ Marc J. Zimmermann
Marc J. Zimmermann, Chief Financial Officer