Form 10-Q
period 2009-09-30
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 2009-11-03
CIK 724024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-Q

☑	Quarterly Report Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended September 30, 2009
or
☐	Transition Report Pursuant to Sections 13 or 15(d) of the Securities and Exchange Act of 1934 For the transition period from __________ to __________

Commission File Number 001-31434

AMERICAN PHYSICIANS SERVICE GROUP, INC.

(Exact name of registrant as specified in its charter)

Texas	75-1458323
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class Common Stock, $.10 par value	Number of Shares Outstanding At October 31, 2009 6,891,849

AMERICAN PHYSICIANS SERVICE GROUP, INC.

Table of Contents to Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2009

PART 1

FINANCIAL INFORMATION

AMERICAN PHYSICIANS SERVICE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands)	September 30,	December 31,
	2009	2008
Assets

Investments:
Fixed maturities available for sale, at fair value	$223,906	$198,011
Equity securities available for sale, at fair value	11,710	10,099
Other invested assets	1,518	1,599
Total investments	237,134	209,709

Cash and cash equivalents	16,680	22,060
Accrued investment income	1,461	1,489
Premium and maintenance fees receivable	19,435	17,186
Reinsurance recoverables on paid and unpaid loss adjustment expenses	9,829	13,796
Other amounts receivable under reinsurance contracts	187	1,497
Deferred policy acquisition costs	2,748	2,500
Subrogation recoverables	-	219
Federal income tax receivable	2,997	738
Deferred tax assets	5,853	9,488
Property and equipment, net	448	590
Intangible assets	2,264	2,264
Other assets	1,864	2,018

Total assets	$300,900	$283,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)	September 30,	December 31,
	2009	2008
Liabilities

Reserve for loss and loss adjustment expense	$91,393	$92,141
Unearned premiums and maintenance fees	40,916	36,785
Reinsurance premiums payable	37	61
Funds held under reinsurance treaties	3,255	3,978
Trade accounts payable	190	290
Accrued expenses and other liabilities	5,475	6,266
Mandatorily redeemable preferred stock	6,617	7,568

Total liabilities	147,883	147,089

Commitments and contingencies

Shareholders' Equity

Preferred stock, $1.00 par value, 1,000,000 shares authorized, 7,029 and 8,074 issued and outstanding at September 30, 2009 and December 31, 2008, respectively
Common stock, $0.10 par value, 20,000,000 shares authorized, 6,893,373 and 7,014,386 issued and outstanding at September 30, 2009 and December 31, 2008, respectively	689	701
Additional paid-in capital	81,658	82,329
Accumulated other comprehensive income, net of taxes	5,655	368
Retained earnings	65,015	53,067

Total shareholders' equity	153,017	136,465

Total liabilities & shareholders' equity	$300,900	$283,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008
REVENUES

Gross premiums and maintenance fees written	$21,446	$21,246	$53,668	$51,106
Premiums ceded	676	711	1,339	1,087
Change in unearned premiums & maintenance fees	(4,527)	(6,248)	(4,130)	(4,536)

Net premiums and maintenance fees earned	17,595	15,709	50,877	47,657

Investment income, net of investment expense	2,460	2,996	7,677	9,011
Realized capital gains (losses), net	159	743	(357)	757
Other-than-temporary impairments	(237)	(1,217)	(2,245)	(5,069)
Financial services	2,320	1,558	5,595	4,835
Other revenue	71	97	173	150

Total revenues	22,368	19,886	61,720	57,341

EXPENSES

Losses and loss adjustment expenses	6,421	2,259	19,339	11,347
Other underwriting expenses	3,053	3,220	8,784	8,322
Change in deferred policy acquisition costs	(331)	(403)	(248)	(206)
Financial services expenses	2,207	2,127	5,582	8,013
General and administrative expenses	1,335	1,502	3,723	4,221

Total expenses	12,685	8,705	37,180	31,697

Income from operations	9,683	11,181	24,540	25,644

Income tax expense	3,241	3,998	8,447	8,935

Net income	$6,442	$7,183	$16,093	$16,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in thousands, except share data)	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008
Net income per common share

Basic:
Net Income	$0.93	$1.01	$2.32	$2.33

Diluted:
Net Income	$0.92	$0.99	$2.28	$2.29

Basic weighted average shares outstanding	6,891	7,134	6,936	7,160

Diluted weighted average shares outstanding	6,989	7,244	7,073	7,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Nine Months ended September 30, 2009
(Unaudited)

(In thousands, except share amounts)						Accumulated Other Comprehensive Income
			Additional Paid-In Capital					Total Shareholders' Equity
	Shares Outstanding	Common Stock		Retained Earnings	Comprehensive Income		Treasury Stock

Balance December 31, 2008	7,014,386	$701	$82,329	$53,067		$368	$-	$136,465
Comprehensive income:
Net income	-	-	-	16,093	16,093	-	-	16,093
Other comprehensive income, net of tax:
Unrealized gain on securities, (net of reclassification adjustment (Note 15))	-	-	-	-	5,287	5,287	-	5,287
Comprehensive income:					$21,380
Stock options expensed	-	-	359	-		-	-	359
Stock options exercised- exchanged	119,050	11	1,576	-		-	-	1,587
Tax benefit from exercise of stock options	-	-	206	-		-	-	206
Treasury stock purchases	-	-	-	-		-	(4,997)	(4,997)
Cancelled treasury stock - purchased	(159,406)	(15)	(1,878)	(1,325)		-	3,218	-
Cancelled treasury stock - exchanged	(82,957)	(8)	(979)	(792)		-	1,779	-
Deferred compensation granted	2,300	-	45	-		-	-	45
Dividends paid ($0.30 per share)	-	-	-	(2,028)		-	-	(2,028)
Balance September 30, 2009	6,893,373	$689	$81,658	$65,015		$5,655	$-	$153,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months ended September 30, 2008
(Unaudited)

(In thousands, except share amounts)						Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital					Total Shareholders' Equity
	Shares Outstanding	Common Stock		Retained Earnings	Comprehensive Income		Treasury Stock

Balance December 31, 2007	7,213,626	$721	$83,407	$39,307	-	$545	$-	$123,980
Comprehensive income:
Net income	-	-	-	16,709	16,709	-	-	16,709
Other comprehensive income (loss), net of tax:
Unrealized loss on securities, (net of reclassification adjustment (Note 15))	-	-	-	-	(3,171)	(3,171)	-	(3,171)
Comprehensive income:					$13,538
Stock options expensed	-	-	477	-		-	-	477
Stock options exercised - proceeds	9,000	1	83	-		-	-	84
Stock options exercised - exchanged	122,500	12	1,184	-		-	-	1,196
Tax benefit from exercise of stock options	-	-	485	-		-	-	485
Treasury stock purchases	-	-	-	-		-	(4,928)	(4,928)
Cancelled treasury stock - purchased	(170,436)	(17)	(1,972)	(1,422)		-	3,411	-
Cancelled treasury stock - exchanged	(72,134)	(7)	(836)	(674)		-	1,517	-
Common stock awarded	28,500	3	545	-		-	-	548
Dividends paid ($0.30 per share)	-	-	-	(2,096)		-		(2,096)
Balance September 30, 2008	7,131,056	$713	$83,373	$51,824		$(2,626)	$-	$133,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(in thousands)	Nine Months Ended September 30,

	2009	2008
Cash flows from operating activities:
Net Income	$16,093	$16,709
Adjustments to reconcile net income to cash provided by operating activities:
Amortization and accretion of investments	(127)	(253)
Depreciation and amortization	549	548
Realized losses (gains) on investments	357	(757)
Other than temporary impairments	2,245	5,069
Change in deferred acquisition costs	(248)	(206)
Common stock awarded	45	548
Stock options expensed	359	477
Deferred income tax benefit	994	(706)
Excess tax benefits from stock-based compensation	(206)	(485)
Other non-cash items	(13)	(115)
Changes in operating assets and liabilities, net of business acquisition:
Restricted cash	-	568
Premium receivables, net	(2,249)	(3,049)
Other amounts receivable under reinsurance contracts	1,310	3,977
Reinsurance recoverables on unpaid and paid loss expenses	3,943	3,246
Funds held under reinsurance treaties	(723)	(288)
Reserve for losses and loss adjustment expenses	(748)	(8,159)
Unearned premiums and maintenance fees	4,131	4,390
Other receivables and assets	261	1,020
Federal income tax receivable	(2,259)	3,000
Accrued expenses & other liabilities	(1,011)	(3,397)
Net cash provided by operating activities	22,703	22,137

Cash flows used in investing activities:
Capital expenditures	(242)	(728)
Proceeds from the sale and maturities of available-for-sale equity and fixed income securities	86,081	40,775
Purchase of available-for-sale equity and fixed income securities	(107,798)	(57,849)
Funds loaned to others	-	(433)
Collection of notes receivable and other	125	495
Net cash used in investing activities	(21,834)	(17,740)

Cash flows used in financing activities:
Exercise of stock options	-	84
Excess tax benefits from stock-based compensation	206	485
Repurchases of common stock	(3,218)	(3,411)
Preferred stock redemption	(1,209)	(1,359)
Dividend paid	(2,028)	(2,096)
Net cash used in financing activities	(6,249)	(6,297)

Net change in cash and cash equivalents	(5,380)	(1,900)

Cash and cash equivalents at beginning of period	22,060	18,391
Cash and cash equivalents at end of period	$16,680	$16,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

1.            Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated unaudited financial statements as of and for the three and nine month periods ended September 30, 2009 and 2008 reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. These consolidated financial statements have not been audited by our independent registered public accounting firm. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC should be read in conjunction with this Quarterly Report on Form 10-Q.

2.             Immaterial Restatement of Shareholders’ Equity

We have restated retained earnings and additional paid-in capital as of December 31, 2007 and subsequent periods. After the issuance of our Annual Report on Form 10-K for the year ended December 31, 2008, in connection with a review of our accounting practices for the purchase and retirement of treasury stock, we determined that we had not correctly allocated the excess of the purchase price over the stated value of the treasury stock between additional paid-in capital and retained earnings. This adjustment affects only the balance sheet presentation of our equity accounts and has no impact on total shareholders’ equity, net income, earnings per share, or cash flows for the periods presented.

The tables below summarize the effects of such immaterial adjustments on our previously issued consolidated financial statements (in thousands):

	As of December 31, 2007
	As Reported	Adjustment	As Adjusted
Common stock, $0.10 par value	$721	$-	$721
Additional paid-in capital	79,752	3,655	83,407
Accumulated other comprehensive income, net of taxes	545	-	545
Retained earnings	42,962	(3,655)	39,307

Total shareholders' equity	$123,980	$-	$123,980

	As of June 30, 2008
	As Reported	Adjustment	As Adjusted
Common stock, $0.10 par value	$715	$-	$715
Additional paid-in capital	78,026	5,175	83,201
Accumulated other comprehensive loss, net of taxes	(1,349)	-	(1,349)
Retained earnings	50,392	(5,175)	45,217

Total shareholders' equity	$127,784	$-	$127,784

	As of September 30, 2008
	As Reported	Adjustment	As Adjusted
Common stock, $0.10 par value	$713	$-	$713
Additional paid-in capital	77,622	5,751	83,373
Accumulated other comprehensive loss, net of taxes	(2,626)	-	(2,626)
Retained earnings	57,575	(5,751)	51,824

Total shareholders' equity	$133,284	$-	$133,284

	As of December 31, 2008
	As Reported	Adjustment	As Adjusted
Common stock, $0.10 par value	$701	$-	$701
Additional paid-in capital	75,367	6,962	82,329
Accumulated other comprehensive income, net of taxes	368	-	368
Retained earnings	60,029	(6,962)	53,067

Total shareholders' equity	$136,465	$-	$136,465

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

Although considerable judgment is inherent in these estimates, management believes that the current estimates are reasonable in all material respects. The estimates are reviewed regularly and adjusted, as necessary. Adjustments related to changes in estimates are reflected in the Company’s results of operations, or other comprehensive income (OCI), in the period in which those estimates are changed.

4.             New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Standard No. 162”, which will become the single source of authoritative GAAP recognized by the FASB.  SFAS 168 does not change current GAAP, but on the effective date, the FASB Accounting Standards Codification (ASC)TM will supersede all then existing non-SEC accounting and reporting standards.  Once the ASC is in effect all of its contents will carry the same level of authority.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009.  We adopted SFAS 168 as of September 30, 2009 and revised our referencing of GAAP accounting standards in our financial statements to reflect the new standards.

In April 2009, FASB ASC 820-10 (Prior authoritative literature: FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly), was issued.  It provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset and identifying circumstances that indicate a transaction is not orderly. It also requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques).  FASB ASC 820-10 does not change the objective of fair value measurement. That is, even though there has been a significant decrease in market activity for a security, the fair value objective remains the same. Fair value is the price that would be received to sell a security in an orderly transaction (i.e. not a forced liquidation or distressed sale), between market participants at the measurement date under current market conditions (i.e., an exit price notion). We adopted FASB ASC 820-10 during the quarter ended June 30, 2009.  The adoption of this pronouncement did not have a material impact on our results of operations, financial position or cash flows.

In April 2009, the FASB issued FASB ASC 320-10 (Prior authoritative literature: FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments), which replaces the requirement in FASB ASC 320-10 (Prior authoritative literature: FSP No. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments), for management to assert that it has the intent and ability to hold an impaired debt (“fixed maturity”) security until recovery with the requirement that management assert if it either has the intent to sell the debt security or if it is more likely than not it will be required to sell the debt security before recovery of its amortized cost basis.  If management intends to sell the debt security or it is more likely than not it will be required to sell the debt security before recovery of its amortized cost basis, an other-than-temporary impairment (“OTTI”) shall be recognized in earnings equal to the difference between the debt security’s amortized cost basis and its fair value at the balance sheet date.  After the recognition of an OTTI, the debt security is accounted for as if it had been purchased on the measurement date of the OTTI, with an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings.

If management does not intend to sell the debt security and it is not likely that it will be required to sell the debt security before recovery of its amortized cost basis, but the present value of the cash flows expected to be collected is less than the amortized cost basis of the debt security (referred to as the credit loss), an OTTI is also considered to have occurred.  In this instance, FASB ASC 320-10 requires the separation of the total OTTI into the amount related to the credit loss, which is recognized in earnings, with the remaining amount of the total OTTI attributed to other factors (referred to as the noncredit portion) and recognized as a separate component in OCI.  After the recognition of an OTTI, the debt security is accounted for as if it had been purchased on the measurement date of the OTTI, with an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings.  In addition, FASB ASC 320-10 expands and increases the frequency of existing disclosures about OTTIs for debt securities regarding expected cash flows, credit losses and aging of securities with unrealized losses. Upon adoption, the cumulative effect of this pronouncement is recognized as an adjustment to the opening balance of retained earnings with a corresponding adjustment to OCI for those securities that management does not have the intent to sell or it is not likely that it will be required to sell the debt security before recovery of its amortized cost basis. The adoption of this pronouncement did not have a material impact on our results of operations, financial position or cash flows.

In April 2009, the FASB issued FASB ASC 825-10 (Prior authoritative literature: FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments), which extends the disclosure requirements of FASB ASB 825-10 (Prior authoritative literature: SFAS No. 107, Disclosures about Fair Value of Financial Instruments), to interim financial statements.  FASB ASC 825-10 also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in the financial statements on an interim basis and to highlight any changes of the methods and significant assumptions from prior periods.  The disclosures in FASB ASC 825-10 are effective for interim reporting periods ending after June 15, 2009, and are not required for earlier periods that are presented for comparative purposes at initial adoption.  In periods after initial adoption, FASB ASC 825-10 requires comparative disclosures only for periods ending after initial adoption. The adoption of these pronouncements did not have a material impact on our results of operations, financial position or cash flows.

The FASB issued FASB ASC 855-10 (Prior authoritative literature: SFAS No. 165, Subsequent Events), on May 28, 2009. FASB ASC 855-10 establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. FASB ASC 855-10 defines subsequent events as either recognized or non-recognized subsequent events. An entity should recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing the financial statements. An entity should not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet. FASB ASC 855-10 also requires the disclosure of the date through which subsequent events have been evaluated, as well as whether the date is the date the financial statements were issued or were available to be issued. The standard is effective for interim or annual periods ending after June 15, 2009. We were not aware of any recognized or non-recognized subsequent events as of November 3, 2009, the date the financial statements were issued.

5.              Investments

Available-For-Sale Fixed Maturities. Of the total $223,906,000 portfolio balance in available-for-sale fixed income maturities at September 30, 2009, all but $3,262,000 are considered investment grade securities. The primary goal of our investment strategy for our Insurance Services segment is to ensure that we have sufficient assets to meet our obligations to our policyholders, and our secondary goal is to provide investment income. The investment plan for our Insurance Services segment provides guidance on diversification, duration of the portfolio, sector allocation and specific restrictions, such as the size of investment in any one issue and limitations on the purchases of securities rated lower than investment grade by Moody’s, Standard and Poor’s or a comparable rating institution.

Our Insurance Services segment employs an investment strategy that emphasizes asset quality to minimize the credit risk of our investment portfolio and also matches fixed-income maturities to anticipated claim payments and expenditures or other liabilities. The amounts and types of investments that may be made by our insurance company subsidiary are regulated under the Texas Insurance Code. We utilize APS Asset Management, Inc., our asset management subsidiary, as our fixed-income advisor. We review our fixed-income advisor’s performance and compliance with our investment guidelines on a quarterly basis.

Our entire fixed-income portfolio consists of investment grade securities rated “BBB” or higher by Standard and Poor’s, Moody’s or Fitch rating agencies with the exception of two corporate bonds and four non-agency collateralized mortgage obligations (“CMOs”) with a combined fair market value of approximately $3,262,000. The following table reflects the composition of our fixed-income portfolio by security rating category of the issuer, as of September 30, 2009. In cases where the rating agencies had a different rating assigned to a security, the classification in the table is the lower rating.

	Fair Value (in thousands)
Rating Category		Percentage
AAA / Aaa	$168,351	75%
AA / Aa	24,410	11%
A / A	20,976	10%
BBB	6,907	3%
Non-investment grade	3,262	1%
Total	$223,906	100%

Available-For-Sale Equity Securities.  Our equity portfolio consists of $11,710,000 in available-for-sale equity securities as of September 30, 2009. We account for equity securities as available-for-sale.

The amortized cost and estimated fair values of investments in fixed income and equity securities at September 30, 2009 and December 31, 2008 are as follows (in thousands):

	Cost or Amortized Cost			Estimated Fair Value
September 30, 2009		Gross Unrealized
		Gains	Losses
Fixed Maturities:

U.S. treasury notes / bills	$23,061	$742	$-	$23,803
U.S. government agency mortgage-backed bonds	23,796	1,617	-	25,413
U.S. government agency collateralized mortgage obligations	43,992	2,364	-	46,356
Collateralized mortgage obligations:
Prime CMOs	3,144	21	25	3,140
Alt A CMOs	2,364	60	-	2,424
U.S. government agency bonds / notes	16,085	330	-	16,415
Government tax-exempt bonds	35,236	2,386	-	37,622
Corporate bonds	67,748	1,008	23	68,733
Total fixed maturities	215,426	8,528	48	223,906

Equity securities	11,513	601	404	11,710

Total fixed maturities and equity securities	$226,939	$9,129	$452	$235,616

	Cost or Amortized Cost			Estimated Fair Value
December 31, 2008		Gross Unrealized
		Gains	Losses
Fixed Maturities:

U.S. treasury notes / bills	$30,226	$836	$70	$30,992
U.S. government agency mortgage-backed bonds	29,090	1,339	-	30,429
U.S. government agency collateralized mortgage obligations	51,831	1,660	9	53,482
Collateralized mortgage obligations:
Prime CMOs	23,523	704	1,803	22,424
Alt A CMOs	2,968	46	-	3,014
U.S. government agency bonds / notes	23,904	511	-	24,415
Government tax-exempt bonds	26,565	131	1,249	25,447
Corporate bonds	7,784	143	119	7,808
Total fixed maturities	195,891	5,370	3,250	198,011

Equity securities	11,652	159	1,712	10,099

Total fixed maturities and equity securities	$207,543	$5,529	$4,962	$208,110

Of our entire invested assets at September 30, 2009, including unrestricted cash:

•

28% is comprised of agency-backed mortgage obligations, with underlying collateral consisting of GNMA, FHLMC, or FNMA loans;

•

2% is comprised of non-agency CMOs;

•

58% is comprised of U.S. Treasury, government agency bonds and notes, municipal tax exempt bonds and corporate bonds; and

•

12% is comprised of cash, equities and other invested assets.

We regularly review our fixed maturity and equity securities for declines in fair value that we determine to be OTTI.  For an equity security, if we do not have the ability and intent to hold the security for a sufficient period of time to allow for a recovery in value, we conclude that an OTTI has occurred, and the cost of the equity security is written down to the current fair value, with a corresponding charge to realized loss in our Condensed Consolidated Statements of Operations.  During the three and nine months ended September 30, 2009, we evaluated our equity portfolio for OTTI of certain securities. We based our review on a number of factors including, but not limited to, the severity and duration of the decline in fair value of the equity security as well as the cause of the decline, the length of time we have held the equity security, any third party research reports or analysis, and the financial condition and near-term prospects of the security’s issuer, taking into consideration the economic prospects of the issuer’s industry and geographical location. For the three and nine months ended September 30, 2009, the write-downs in equity securities resulted in a realized loss of $0 and $352,000, respectively.

Within our portfolio at September 30, 2009, there were seven CMO securities classified as “Alternative-A” or “Alt-A”. These Alt-A securities are generally considered to have underlying mortgages with underwriting characteristics that are stronger than “subprime” mortgages but less stringent than “prime” mortgages. None of our CMOs have underlying mortgages classified as “subprime.” Also, all CMO underlying mortgages have fixed rates.

Beginning with the three months ended September 30, 2007, we saw a significant and rapid decline in the market value of our non-agency CMOs, specifically our Alt-A securities. We have considered the deepening national housing crisis and its potential effects on the underlying collateral in evaluating this decline, and concluded that the continued decreases in value of our Alt-A securities should be considered to be OTTI. Beginning in the fourth quarter of 2008, we also began to observe an increase in the market-reported delinquency rates for not only our Alt-A CMOs, but also our non-agency CMOs backed by prime loans. The delinquency data suggests that continuing home price declines and growth in unemployment are now affecting the behavior by a broader sector of mortgage borrowers, particularly those mortgages with originated subsequent to 2005. Rising unemployment, housing price declines, tight credit conditions, volatility in interest rates and weakening consumer confidence not only contributed to rising delinquencies, but also significantly impacted our expectations regarding future performance, both of which are critical to assessing our OTTI.

While we have the ability to hold our remaining non-agency CMOs to maturity, we have concluded that we have the intent to sell these securities which will further reduce our exposure to a continued deterioration of the housing sector provided we can obtain an appropriate price. For the three and nine months ended September 30, 2009, a realized loss on our non-agency CMOs was recognized in the Condensed Consolidated Statement of Operations equal to $237,000 and $1,892,000, respectively, or the difference between the book value and the fair value as of September 30, 2009.  The fair value of these securities became their new cost basis.

Additionally, due to the risk and uncertainty of the current economic crisis and the ultimate impact on the non-agency CMO market, we sold non-agency CMOs with a book value of $17,035,000 during the first nine months of 2009 and recognized a net realized loss of $161,000 on the sale of these securities. As a result of these sales, the fair market value of our non-agency CMOs has been reduced from $25,438,000 as of December 31, 2008 to $5,564,000 as of September 30, 2009.

The amount of pretax charges taken as a result of OTTIs that were recognized in earnings and included in realized loss for the three and the nine months ended September 30, 2009 and 2008 were as follows (in thousands):

	Three Months ended		Nine Months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Fixed Maturities:

Collateralized mortgage obligations:
Prime	$182	$-	$1,334	$-
Alt-A	55	830	558	4,598
Total fixed maturities	237	830	1,892	4,598

Equity securities	-	387	353	471

Total fixed maturities and equity securities	$237	$1,217	$2,245	$5,069

The aggregate write-down on the Alt-A securities beginning with the quarter ended September 30, 2007 through September 30, 2009 is $10,943,000 and the book value of all the Alt-A securities is $2,364,000 as of September 30, 2009. As of September 30, 2009, outside of our Alt-A’s and prime CMOs as shown in the table above, no other fixed maturities were deemed OTTI.  While we have the ability to hold all of our securities indefinitely, we will continue to closely monitor our non-agency CMOs and their underlying collateral.

Gross realized gains and losses as result of both sales and OTTI write-downs included in net realized loss in the statement of operations for the three and nine month periods ended September 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008
Realized gains (losses):

Fixed maturities:
Gross realized gain	$119	$31	$392	$161
Gross realized loss	(37)	-	(472)	(3)
Other-than-temporary losses	(237)	(830)	(1,892)	(4,598)
Net realized loss	(155)	(799)	(1,972)	(4,440)

Equities:
Gross realized gain	179	844	272	916
Gross realized loss	(102)	(132)	(549)	(317)
Other-than-temporary losses	-	(387)	(353)	(471)
Net realized gain (loss)	77	325	(630)	128

Total net realized loss	$(78)	$(474)	$(2,602)	$(4,312)

A summary of the amortized cost and fair market value of the Company’s investments in fixed maturities as of September 30, 2009, by contractual maturity, is as follows (in thousands):

	Cost or Amortized Cost	Estimated Fair Value

Fixed maturity securities:
Due one year or less	$12,864	$12,943
Due after one year through five years	88,915	90,598
Due after five years through ten years	15,752	16,707
Due after ten years	24,599	26,325

	142,130	146,573
Mortgage backed securities	73,296	77,333
Total	$215,426	$223,906

The following two tables reflect securities whose fair values were lower than the related cost basis at September 30, 2009 and December 31, 2008, respectively (in thousands). However, these declines in value were not deemed to be OTTI. The tables show the fair value and the unrealized losses, aggregated by investment category and category of duration that individual securities have been in a continuous unrealized loss position.

September 30, 2009	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
U.S. treasury notes / bills	$-	$-	$-	$-	$-	$-
U.S. government agency collateralized mortgage obligations	-	-	-	-	-	-
Collateralized mortgage obligations:
Prime	-	-	806	25	806	25
ALT-A	-	-	-	-	-	-
Government tax-exempt bonds	-	-	-	-	-	-
Corporate bonds	11,367	23	-	-	11,367	23
Total fixed maturities	$11,367	$23	$806	$25	$12,173	$48

Equity securities	$3,739	$163	$2,147	$241	$5,886	$404
Total fixed maturities and equity securities	$15,106	$186	$2,953	$266	$18,059	$452

December 31, 2008	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
U.S. treasury notes / bills	$3,821	$70	$-	$-	$3,821	$70
U.S. government agency collateralized mortgage obligations	6	-	604	9	610	9
Collateralized mortgage obligations:
Prime	10,829	1,184	3,878	619	14,707	1,803
ALT-A	-	-	-	-	-	-
Government tax-exempt bonds	13,367	709	7,260	540	20,627	1,249
Corporate bonds	3,643	89	926	30	4,569	119
Total fixed maturities	$31,666	$2,052	$12,668	$1,198	$44,334	$3,250

Equity securities	$6,487	$1,182	$964	$530	$7,451	$1,712
Total fixed maturities and equity securities	$38,153	$3,234	$13,632	$1,728	$51,785	$4,962

The unrealized losses on the fixed maturities and equities are primarily due to market fluctuations resulting from cyclical and other economic pressures including the recent economic crisis and market dislocation. All fixed maturities with an unrealized loss over 12 months or more are investment grade securities. As of September 30, 2009, we believe that these unrealized losses are temporary and that the fair value will recover to a level equal to or greater than the cost basis. In addition, as of September 30, 2009, we had the ability to hold all of our fixed maturity securities to maturity and, except for our investments in non-agency CMOs, we do not have the intent to sell these investments until there is a recovery in fair value, or until maturity. In the future, circumstances may change that would cause us to record an OTTI or sell any of our fixed maturity or equity securities and possibly, incur a realized loss.

The major categories of the net investment income included in the statement of operations are summarized for the three and nine months ended September 30, 2009 and 2008, as follows (in thousands):

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008
Investment income:
Fixed Maturities	$2,300	$2,783	$7,230	$8,357
Equity Securities	119	88	297	224
Short-term investments and other	43	160	194	500
Finance charges on premiums receivable	40	37	99	95
Structured annuity	18	19	55	57

Total investment income	2,520	3,087	7,875	9,233

Investment expense	60	91	198	222

Net investment income	$2,460	$2,996	$7,677	$9,011

In connection with our acquisition of our insurance subsidiary, the Texas Department of Insurance (“TDI”) required that funds be set aside in an escrow account with a bank to remain until the aggregate remaining redemption obligation of our Series A redeemable preferred stock is less than the amount of the escrow balance, with no withdrawals to be made from this escrow account without prior approval from TDI. To satisfy this requirement, we maintain a fixed income security in escrow in the amount of $2,500,000 paying 1.0% interest. This security is included in fixed maturities, available-for-sale.

At September 30, 2009, investments with a fair market value of $3,915,000 were on deposit with state insurance departments to satisfy regulatory requirements and these securities are included in fixed maturities, available-for-sale.

6.              Fair Value Measurements

Fair value is used on a recurring basis for our equity and fixed maturity, available-for-sale securities in which fair value is the primary basis of accounting. Fair value for these securities is the market value based on quoted market prices, when available (Level 1) or quoted prices for similar assets or liabilities in active markets or market prices obtained from third-party pricing services for identical or comparable assets (Level 2). Certain assets and liabilities are not actively traded in observable markets with listed prices or quotes and we must use alternative valuation techniques based on independent dealer quotes on the security, our own assumptions including internal pricing models and professional judgment to derive a fair value measurement (Level 3). In these instances when significant valuation assumptions are not readily observable in the market, instruments are valued based on the best available data to approximate fair value. This data would consider a risk premium that a market participant would require. We use prices and inputs that are current as of the measurement date, including periods of market dislocation. Typically, during periods of market dislocation, the observability of prices and inputs may be reduced for the instruments we hold. This condition could cause an instrument to be reclassified to a different level during any given period.

The following table presents the estimated fair value of our financial instruments measured on a recurring basis as of September 30, 2009:

(in thousands)		Fair Value Measurements at September 30, 2009 Using:
		Quoted prices	Significant	Significant
	Total	in active markets	other observable	other unobservable
	September 30,	for identical assets	inputs	inputs
Description	2009	Level 1	Level 2	Level 3
Fixed Maturities:
U.S. treasury notes / bills	$23,803	$23,803	$-	$-
U.S. government agency mortgage-backed bonds	25,413	-	25,413	-
U.S. government agency collateralized mortgage obligations	46,356	-	46,356	-
Collateralized mortgage obligations:
Prime	3,140	-	2,561	579
Alt-A	2,424	-	877	1,547
U.S. government agency bonds / notes	16,415	-	16,415	-
Government tax-exempt bonds	37,622	-	37,622	-
Corporate bonds	68,733	-	68,733	-
Total fixed maturities	$223,906	$23,803	$197,977	$2,126

Equity securities	11,710	11,655	-	55

Total fixed maturities and equity securities	$235,616	$35,458	$197,977	$2,181

Level 1 consists of instruments whose values are based on quoted market prices in active markets. We receive quoted market prices from a third party, independent, nationally recognized pricing service. We utilize the pricing service, either for market values obtained based on quoted, actively traded market prices (Level 1) or quoted prices for similar assets in active markets or market prices obtained from third-party pricing services for identical or comparable assets (Level 2). As of September 30, 2009 approximately 99% of our fixed-income securities are priced either as Level 1 or Level 2. The fair value estimate for our equity portfolio of $11,710,000 and our U.S. Treasury fixed income securities of $23,803,000 are based on Level 1 pricing provided by the pricing service since there is an active, readily tradable market value based on quoted prices, as of September 30, 2009, or the measurement date. Active markets are those in which transactions occur in significant frequency and volume to provide pricing information on an on-going basis. Valuation of Level 1 securities does not entail a significant degree of judgment since an active market exists and quoted prices are readily and regularly available.

With the exception of U.S. Treasury securities, very few of our fixed-income securities are actively traded. Most of our fixed-income securities, such as government or agency mortgage backed securities, tax-exempt municipal securities and corporate securities are valued using a pricing service and fall within Level 2. Level 2 pricing in our fair value hierarchy comprises $197,977,000 or 84% of our investment portfolio which as of September 30, 2009 includes our U.S. Government agency bonds/notes of $16,415,000; U.S Government agency mortgage backed bonds of $25,413,000; U.S. Government agency CMOs of $46,356,000; Government tax-exempt bonds of $37,622,000; corporate bonds of $68,733,000; “prime” non-agency CMOs of $2,561,000 and “Alt-A” non-agency CMOs of $877,000.

In regards to Level 2 pricing, fair values are based on the market prices from the pricing service where valuations are based on quoted market prices for identical or similar assets and/or valuations using industry-standard models such as matrix pricing. The pricing service evaluates each asset based on relevant market information, credit information, perceived market movements and sector news.  The market inputs utilized in the pricing evaluation include, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets benchmark securities, bids and offers, quoted forward prices, time value, volatility factors, current market and contractual prices for the underlying instrument, and industry news and economic events. For mortgage related products, the pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios.  Depending on the security, the priority of the use of inputs may change or some market inputs may not be relevant. We utilize our subsidiary, APS Asset Management, Inc., to review the estimates and assumptions of fair value of each security provided by the pricing service for Level 1 and Level 2 pricing and compare these estimates to our custodial bank statement, which also provides a fair market value for the securities we hold, to determine if the estimates are representative of the prices in the market. Comparing our fair value pricing obtained from our custodial bank statement serves as a cross-check to the validity of the information provided from the pricing service. Valuations are reviewed for reasonableness based upon the specifics of the security, including class, maturity, credit rating, durations, collateral and comparable markets for similar securities.  We may adjust the valuation of securities from the independent pricing service when we believe its pricing does not fairly represent the market value of the investment.  For example, a significant decrease in volume and level of activity for a security is an indication that transactions or quoted prices may not be determinative of fair value because in such market conditions there may be increased instances of transactions that are not orderly.  In those circumstances, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted price may be necessary to determine fair value.  We evaluate the following factors to determine whether there has been a significant decrease in the volume and level of activity for the securities we hold when compared to the normal activity for those securities (or similar securities):

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

•

there is a significant decline or absence of a market for new issuances (that is, a primary market) for the security or similar securities; and

•

little information is available publicly.

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

Consistent with our approach to pricing our entire portfolio, we initially received market pricing on these securities from the pricing service. We also generally obtain two to three indications from dealers who actively trade in these or similar securities, but are not binding offers. We then reviewed the pricing on these non-agency CMO securities based on the market environment and the specific characteristics including the overall structure of the instrument; 60-day delinquencies, loss severities and default rates; demographic and geographic characteristics of the underlying mortgages; support levels; and loan to value ratios.  With the adoption of FASB ASC 820-10 during the three months ended June 30, 2009, we utilized internal pricing models to assist us in determining estimated fair values. Our internal pricing model incorporates cash flows for each security based on projected losses discounted using a liquidity risk premium that market participant would demand because of the inherent uncertainty in the cash flows. The risk premium is reflective of an orderly transaction between market participants at the measurement date under current market conditions. Determining the price at which willing market participants would transact at the measurement date under current market conditions if there has been a significant decrease in volume or level of activity for these securities depends on the facts and circumstances and requires the use of significant judgment. We weigh the indications of fair value resulting from multiple valuation techniques, considering both an income approach such as our internal pricing model and a market approach that provides estimates of fair value from the pricing service and non-binding quotes from market participants. Based on these indications, we consider the reasonableness of the range of estimates to determine the point within the range that is more representative of fair value under current market conditions. We select a fair value estimate based on professional judgment utilizing a weighting or blending of internal pricing models, the fair value provided by the pricing service and non-binding indications. This is consistent with FASB ASC 820-10 and is appropriate in determining the fair value when the volume or level of activity has decreased in markets that are not orderly.

As a result of this review, as of September 30, 2009, we have classified five non-agency CMOs (4 Alt-A securities and 1 non-agency CMOs with 2006 origination years) with a fair market value of $2,125,000, which represents approximately 1% of our fixed maturity portfolio, as falling under Level 3 pricing.

A reconciliation of the beginning and ending balances of our financial instruments for fair value measurements made using significant unobservable inputs (Level 3) follows (in thousands):

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009

Balance at beginning of period	$2,720	$2,659
Total gains or losses realized/unrealized:
Included in earnings (or changes in net assets)	(162)	(401)
Included in other comprehensive income	(51)	(2)
Purchases, issuances, and settlements	(381)	(397)
Transfers in and/or out of Level 3	-	267

Balance at end of period	$2,126	$2,126

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2009	$(162)	$(401)

Gains and losses (realized and unrealized) included in earnings for the period are reported in net realized investment gains (losses) as follows:

Total gains or losses included in earnings for the period (above)	$(162)	$(401)

Change in unrealized gains or losses related to assets held at end of period	$51	$2

As noted in the table above, a net of $267,000 was transferred into Level 3 from Level 2 during the nine months ended September 30, 2009 as the pricing from dealer indications received by the Company was comparable to the independent pricing service. In addition, during the three months ended September 30, 2009, there were no transfers.

 We attempt to apply consistent methods and techniques utilized to determine fair value for these securities; however, assumptions regarding delinquency levels and default rates, realized losses and projected timing of those losses and prepayment speeds may vary significantly, especially over time, an could materially impact valuations. For example, we recognized a realized loss of $162,000 and $401,000 for the three and nine months ended September 30, 2009, respectively, as a result of valuing these securities based on Level 3 pricing assumptions. However, had we selected our pricing based on Level 2 pricing assumptions, we would have recorded lower realized losses of $162,000 and $385,000 for the three and nine months ended September 30, 2009, respectively, and increased our fixed maturities, available-for-sale and accumulated, OCI by $457,000 as of September 30, 2009 based on higher pricing assumptions.

In addition to the above assets, we also have other financial assets, which includes a structured annuity classified as other invested assets and a financial liability for our manditorily redeemable preferred stock that are not carried at fair market value. At September 30, 2009, the structured annuity has a book value of $1,514,000 and a fair market value of $1,613,000. The manditorily redeemable preferred stock has a book value of $6,617,000 and a fair market value of $6,013,000.

7.              Reinsurance

Reinsurance Premiums Ceded. Certain premiums are ceded to other insurance companies under reinsurance agreements. These reinsurance contracts provide us with increased capacity to write additional risk and the ability to write specific risks within our capital resources and underwriting guidelines. The 2009 reinsurance agreement is a fixed-rated treaty and provides 100% coverage in excess of our retention of $1,000,000 with a $5,000,000 aggregate limit. Prior to 2009, our insurance subsidiary, American Physicians Insurance Company (“API”) entered into reinsurance contracts, which provided for losses in excess of the retention of $250,000 on individual claims and beginning in 2002 through 2005, $350,000 on multiple insured claims related to a single occurrence. The 2006, 2007 and 2008 reinsurance treaties provide for these same terms with API retaining an additional 10%, 20% and 40% of the risk above the aforementioned retention levels for 2006, 2007 and 2008, respectively.

The reinsurance contracts for 2002 through 2008 contain variable premium ceding rates based on loss experience. The ceded premium charged under these contracts is dependent upon the development of ultimate losses ceded to the reinsurers under their retrospective treaties. For the three and nine months periods ended September 30, 2009, we recorded favorable development to ceded premiums of $1,197,000 and $2,877,000 respectively, primarily due to adjustments to treaty years 2002, 2003, 2006, 2007 and 2008.  For the three and nine months ended September 30, 2008, we recorded $2,031,000 and $5,032,000 respectively, primarily due to adjustments to treaty years 2002 through 2007. These adjustments reflect reductions in our estimates of ultimate claims severity and loss experience as a result of claims closures at less than reserved amounts.

In addition to an adjustment to premiums ceded, estimates of ultimate reinsurance ceded premium amounts compared to the amounts paid on a provisional basis for the 2002 through 2008 reinsurance treaties give rise to a balance sheet asset classified as “Other Amounts Receivable Under Reinsurance Contracts” or a balance sheet liability classified as “Funds Held Under Reinsurance Treaties.” Furthermore, each retrospective treaty requires a 24 or 36 month holding period before any premium adjustments or cash can be returned or paid. The ultimate settlement amount is not determined until all losses have been settled under the respective treaties. As of September 30, 2009, we have recorded a balance sheet asset, “Other Amounts Receivable Under Reinsurance Contracts” of $187,000 and a balance sheet liability, “Funds Held Under Reinsurance Treaties” of $3,255,000, which represent the differences between the estimates of ultimate reinsurance premiums ceded amounts for the 2002 through 2008 treaty years as compared to the amounts paid on a provisional basis.

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

Unsecured reinsurance recoverables at September 30, 2009, that exceeded 10% of total reinsurance paid and unpaid loss and loss adjustment expenses are summarized as follows (in thousands):

Company Name	September 30, 2009
Swiss Reinsurance	$3,098
Transatlantic Reinsurance	2,762
ACE Tempest Re USA	2,167
Hannover Ruckversicherrungs	1,246

As of September 30, 2009, ACE Tempest Re USA was A.M. Best rated “A+” (Superior). Swiss Reinsurance (“Swiss Re”), Transatlantic Reinsurance (“Transatlantic”) and Hannover Ruckversicherrungs (“Hannover”) were A.M. Best rated “A” (Excellent). During the quarter ended March 31, 2009, A.M. Best down rated the financial strength rating of Swiss Re from “A+” to its current rating of “A”. In September 2008, Transatlantic’s financial strength rating was down-rated from A+ to its current rating of “A”. To date, both Swiss Re and Transatlantic, as well as our other reinsurers have continued to reimburse us for paid claims in a manner consistent with past practices.

The reinsurers on the 2009 treaty include Swiss Re, Hannover, Transatlantic and General Reinsurance Corporation (“General Re”). General Re is A.M. Best rated “A++” (Superior) as of September 30, 2009.

As of September 30, 2009, all of our insurance subsidiary’s reinsurance contracts were with companies in adequate financial condition and we believe there was not any need to establish an allowance for doubtful reinsurance recoverable. We have not experienced any material problems collecting from our reinsurers.

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

We write medical malpractice insurance policies which have a lengthy period for reporting a claim (tail coverage) and a long process of litigating a claim through the courts and whose risk factors expose its reserves for loss and loss adjustment expenses to significant variability. These conditions subject our insurance subsidiary’s open reported claims and incurred but not reported claims to increases due to inflation, changes in legal proceedings and changes in the law. While the anticipated effects of inflation is implicitly considered when estimating reserves for loss and loss adjustment expenses, an increase in average severity of claims is caused by a number of factors. Future average severities are projected based on historical trends adjusted for changes in underwriting standards, policy provisions and general economic trends. Those anticipated trends are monitored based on actual experience and are modified as necessary to reflect any changes in the development of ultimate losses and loss adjustment expenses. These specific risks, combined with the variability that is inherent in any reserve estimate, could result in significant adverse deviation from our carried reserve amounts. Settlement of claims is subject to considerable uncertainty. Actual developments will likely vary, perhaps significantly, from the current estimated amounts reflected in the accompanying financial statements.  We believe the reserves for loss and loss adjustment expenses are reasonably stated as of September 30, 2009.

We recorded $19,339,000 for losses and loss adjustment expenses for the nine months ended September 30, 2009, which included $33,699,000 for the current accident year, reduced by $14,360,000 of favorable development for prior report years. For the nine months ended September 30, 2008, we recorded $11,347,000 for losses and loss adjustment expenses, which included $28,862,000 for the 2008 accident year, reduced by $17,515,000 of favorable development for prior report years. The 2009 favorable development was the result of loss severity for the 2002 through 2008 report years developing favorably compared to prior period estimates driven primarily by claim closures at less than reserved amounts. In addition, the total number of claims closed with indemnity for these report years were less than prior estimates.

9.            Contingencies

We are involved in various claims and legal actions that arise in the ordinary course of business. One of our subsidiaries, APS Capital Corp (“APS Capital”), is currently party to litigation regarding a disputed bankruptcy trade claim. We believe that the disposition of these matters will not have a material adverse affect on our consolidated financial position, results of operation or cash flows.

10.          Earnings Per Share

Basic earnings per share are based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflect dilution from all contingently issuable shares, such as options. A reconciliation of income and weighted average shares outstanding used in the calculation of basic and diluted income per share from operations follows:

(in thousands except share data)	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008
Numerator for basic and diluted income per common share:

Net income	$6,442	$7,183	$16,093	$16,709

Denominator:

Denominator for basic income per common share - weighted average shares outstanding	6,891	7,134	6,936	7,160
Effect of dilutive stock options and awards	98	110	137	126
Denominator for diluted income per common share - adjusted weighted average shares outstanding	6,989	7,244	7,073	7,286

Net income - basic	$0.93	$1.01	$2.32	$2.33
Net income - diluted	$0.92	$0.99	$2.28	$2.29

11.           Segment Information

The Company’s segments are distinct by type of service provided. Comparative financial data for the three and nine month periods ended September 30, 2009 and 2008 are shown as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008
Operating revenue:
Insurance services	$19,526	$16,956	$54,618	$49,934
Financial services	2,439	1,675	5,909	5,167
All other	2,345	3,320	7,927	6,454

Total segment revenues	$24,310	$21,951	$68,454	$61,555

Reconciliation to consolidated statement of operations:
Total segment revenues	$24,310	$21,951	$68,454	$61,555
Less: intercompany dividends	(1,942)	(2,065)	(6,734)	(4,214)

Total revenues	$22,368	$19,886	$61,720	$57,341

Operating income (loss):
Insurance services	$10,383	$11,880	$26,743	$30,471
Financial services	232	(452)	327	(2,846)
All other	(932)	(247)	(2,530)	(1,981)

Total segment operating income	9,683	11,181	24,540	25,644

Income tax expense	3,241	3,998	8,447	8,935

Net income	$6,442	$7,183	$16,093	$16,709

Capital expenditures:
Insurance services	$68	$35	$232	$332
Financial services	1	-	3	28
All other	3	35	7	368
	$72	$70	$242	$728

September 30, 2009
Balance sheet data:
Identifiable assets:
Insurance services	$248,235
Financial services	7,710
All other	44,955
$300,900

12.           Stock-Based Compensation

We use the Black-Scholes-Merton option-pricing model to determine the fair value of stock-based awards. For the three and nine months ended September 30, 2009, we recorded compensation cost related to stock options of $77,000 and $360,000, respectively, and a related reduction in income taxes of $27,000 and $126,000, respectively. The compensation cost is the total fair value, at date of grant, of stock options that vested during the period. No compensation costs were capitalized in the three and nine month periods ended September 30, 2009.

During the three months ended September 30, 2009, 19,000 options were exercised with an intrinsic value of $130,000. During the nine months ended September 30, 2009, 119,000 options were exercised with an intrinsic value of $961,000. For the three and nine months ended September 30, 2009, there were no cash proceeds exercises and we received $303,000 and $1,588,000 respectively, in value through cashless exercises/exchanges for the options exercised. Also as of September 30, 2009 there was $358,000 of total unrecognized compensation cost related to non-vested shares under our 2005 Incentive and Non-Qualified Stock Option Plan ("Stock Option Plan"), which is expected to be recognized over a weighted-average period of 1.1 years.

The Stock Option Plan provides for the issuance of up to 1,250,000 shares of common stock to our employees, including officers and directors, as well as non-employee directors. A total of 772,000 of these options have been granted as of September 30, 2009 and 478,000 are available for grants. Of those granted, 126,000 shares have been exercised, 480,000 options are exercisable and 166,000 are not yet exercisable.

No stock options were granted during the three months ended September 30, 2009. Presented below is a summary of the stock options held by our employees and our directors and the related transactions for the three and nine months ended September 30, 2009.

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009

	Shares	Weighted Average Exercise Price		Shares	Weighted Average Exercise Price
Balance at July 1	683,000	$16.94	Balance at January 1	755,000	$16.21
Options granted	-	-	Options granted	30,000	21.32
Options exercised	18,000	16.31	Options exercised	119,000	13.34
Options forfeited/expired	19,000	19.84	Options forfeited/expired	20,000	19.61
Balance at September 30	646,000	16.87	Balance at September 30	646,000	16.87
Options exercisable	480,000	15.84	Options exercisable	480,000	15.84

The following table summarizes our outstanding and exercisable options at September 30, 2009:

Stock Options Outstanding				Stock Options Exercisable
Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Average Remaining Contractual Life	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Average Remaining Contractual Life
646,000	$16.87	$3,985,000	2.7	480,000	$15.84	$3,458,000	2.4

(1) Based on the $23.04 closing price of our stock at September 30, 2009.

13.        Mandatorily Redeemable Preferred Stock

In conjunction with the acquisition of our insurance subsidiary we issued 10,198 shares of Series A redeemable preferred stock, par value $1.00 per share, from the 10,500 shares authorized. Holders of Series A redeemable preferred stock are entitled to cumulative dividends thereon at the rate of three percent (3%) per annum payable on the remaining redemption value per share, in priority to the payments of dividends on the common shares. Holders of our Series A redeemable preferred stock have no preemptive rights and have the same voting rights as the holders of our common stock. The shares are non-certificated and mandatorily redeemable. They will be redeemed ratably at not less than $1,000,000 per year, with all remaining outstanding shares being redeemed by December 31, 2016. During the nine months ended September 30, 2009, 1,045 shares were redeemed for $1,209,000, which included accrued dividends of $177,000. During 2008 and 2007, 1,104 and 1,019 shares were redeemed ratably from all preferred shareholders for $1,368,000 and $1,058,000, which included accrued dividends of $297,000 and $40,000, respectively. In the event of any liquidation, the holders of our Series A redeemable preferred stock receive an amount equal to the remaining redemption value before any distribution is made to the holders of our common stock.

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

Our effective income tax rate for the three and nine months ended September 30, 2009 was approximately 33.5% and 34.4%, respectively. Our effective income tax rate for the three and nine months ended September 30, 2008 was approximately 35.8% and 34.8%, respectively.

15.          Other Comprehensive Income

Other comprehensive income (loss) shown in the statement of shareholder’s equity is comprised of net unrealized gains (losses) on securities available for sale, net of taxes. The components of other comprehensive income (loss) for the three and nine month periods ended September 30, 2009 and 2008 are as follows (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,

	2009	2008	2009	2008
Unrealized holdings gains (losses) before taxes	$4,207	$(1,673)	$7,229	$(5,580)
Tax (expense) benefit	(1,472)	586	(2,530)	1,953

Net gain (loss) after tax	2,735	(1,087)	4,699	(3,627)

Less reclassification adjustments for gains (losses) included in net income	35	292	(906)	(701)
Tax expense	(12)	(102)	318	245

Other comprehensive income (loss)—net of tax	$2,712	$(1,277)	$5,287	$(3,171)

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), “APS,” “we,” “our,” “us” and the “Company” refer to American Physicians Service Group, Inc., together with its subsidiaries, unless the context requires otherwise. The following MD&A should be read in conjunction with the accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2009, included in Part I, Item 1, as well as the audited, consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the United States Securities and Exchange Commission (the “SEC”) on March 4, 2009.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements: of our plans, strategies and objectives for future operations; concerning new products, services or developments; regarding future economic conditions, performance or outlook; as to the outcome of contingencies; of beliefs or expectations; and of assumptions underlying any of the foregoing.

Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect our management’s beliefs and assumptions only as of the date of the filing of this Quarterly Report on Form 10-Q.  We undertake no obligation, other than that imposed by law, to update forward-looking statements to reflect further developments or information obtained after the date of filing of this Quarterly Report on Form 10-Q or, in the case of any document incorporated by reference, the date of that document.

The following important factors, in addition to those referenced under “Risk Factors” in Part II, Item 1A and Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 4, 2009, could affect the future results of our operations and could cause those results to differ materially from those expressed in or implied by such forward-looking statements:

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

The foregoing factors should not be construed as exhaustive and we caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this report. In addition to any risks and uncertainties specifically identified in the text surrounding forward-looking statements, you should consult our other filings under the Securities Act of 1933 and the Securities Exchange Act of 1934 for factors that could cause our actual results to differ materially from those presented.

Business Overview

We provide (1) insurance services, specifically medical professional liability insurance in Texas, Arkansas and Oklahoma and (2) financial services, including brokerage and investment services to individuals and institutions.

Insurance Services. We provide medical professional liability insurance primarily in Texas, where our insurance subsidiary has written business for over 30 years. Our insurance subsidiary is authorized to do business in the States of Texas, Arkansas and Oklahoma and specializes in writing medical professional liability insurance for physicians and other healthcare providers, including physician extenders and clinical staff. Our insurance subsidiary currently insures approximately 6,400 physicians, dentists, and other healthcare providers, including physician extenders and clinical staff, the majority of which are in Texas. Approximately 93% of our premiums are written in Texas.

Financial Services.  We provide investment and investment advisory services to institutions and individuals throughout the United States through the following subsidiaries:

o

APS Financial. APS Financial Corporation (“APS Financial”) is a fully licensed broker/dealer that provides brokerage and investment services primarily to institutional and high net worth individual clients. APS Financial also provides portfolio accounting, analysis and other services to insurance companies, banks and public funds. We recognize commission revenue, and the related compensation expense, on a trade date basis.

o

APS Capital. APS Capital is dedicated to the clearing and settlement of trades involving non-securities including syndicated bank loans, trade claims and distressed private loan portfolios. We seek to develop business with clients who trade in distressed markets. We recognize commission revenue, and the related compensation expense, when the transaction is complete and fully funded.

o

APS Asset Management. APS Asset Management, Inc. (“APS Asset Management”), a registered investment adviser under the Investment Advisers Act of 1940, manages fixed income and equity assets for institutional and individual clients on a fee basis. We recognize fee revenues monthly based on the amount of funds under management.

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

Although we have not changed our accounting policies, we believe it is beneficial, given the recent market turmoil and the adoption beginning with the three months ended June 30, 2009 of FASB ASC 820-10, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FASB ASC 320-10, Recognition and Presentation of Other-Than-Temporary Impairments, to explain our accounting policies regarding the determination of the fair value and OTTI of our investment securities.

In April 2009, FASB ASC 820-10, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, was issued. It provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset and identifying circumstances that indicate a transaction is not orderly. This FSP also requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques). FASB ASC 820-10 does not change the objective of fair value measurement. That is, even though there has been a significant decrease in market activity for a security, the fair value objective remains the same. Fair value is the price that would be received to sell a security in an orderly transaction (i.e. not a forced liquidation or distressed sale), between market participants at the measurement date under current market conditions (i.e., an exit price notion). We adopted FASB ASC 820-10 for the three months ended June 30, 2009.

The fair value of our investment securities are determined by following the guidance and hierarchy in FASB ASC 820-10, Fair Value Measurements. FASB ASC 820-10 describes three levels of inputs that may be used to measure fair value:

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

In April 2009, the FASB also issued FASB ASC 320-10, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”), which replaces the requirement in FASB ASC 320-10, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” for management to assert that it has the intent and ability to hold an impaired debt security until recovery with the requirement that management assert if it either has the intent to sell the debt security or if it is more likely than not the entity will be required to sell the debt security before recovery of its amortized cost basis.

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

For all debt securities evaluated for OTTI, we consider the timing and amount of the cash flows. When evaluating whether our non-agency CMOs, including our position in Alt-A’s, are other-than-temporarily impaired, we also examine the characteristics of the underlying collateral, such as delinquency, loss severities and default rates, the quality of the underlying borrower, the type of collateral in the pool, the vintage year of the collateral, subordination levels within the structure of the collateral pool, the quality of any credit guarantors, the susceptibility to variability of prepayments, our intent to sell the security and whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost basis. In assessing corporate debt securities for OTTI, we evaluate the ability of the issuer to meet its debt obligations and the value of the company or specific collateral securing the debt position including the fundamentals of the issuer to determine what we would recover if they were to file bankruptcy versus the price at which the market is trading; fundamentals of the industry in which the issuer operates; expectations regarding defaults and recovery rates; and changes to the rating of the security by a rating agency.

For an equity security, if we do not have the ability and intent to hold the security for a sufficient period of time to allow for a recovery in value, we conclude that an OTTI has occurred, and the cost of the equity security is written down to the current fair value, with a corresponding change to realized gain (loss) in our Condensed Consolidated Statements of Operations.   We base our review on a number of factors including, but not limited to, the severity and duration of the decline in fair value of the equity security as well as the cause of the decline, the length of time we have held the equity security, any third party research reports or analysis, and the financial condition and near-term prospects of the security’s issuer, taking into consideration the economic prospects of the issuer’s industry and geographical location. For additional discussion regarding OTTI and the impact of the adoption of FASB ASC 320-10, see Note 5 herein to our unaudited consolidated financial statements.

Results of Operations

Despite continued pricing pressure in our Insurance Services segment in the first nine months of 2009, improvements in the terms of our reinsurance contracts coupled with favorable prior year reserve development allowed us to deliver solid results from this operating segment for the three and nine months ended September 30, 2009. As a result of continued favorable development in both claim counts and claim severity post-tort reform and increased competition, we lowered our rates on renewing business approximately 4% on average during the nine months ended September 30, 2009 as compared to approximately 6% for the nine months ended September 30, 2008. The 2009 reductions were the result of negotiated discounts to retain certain group practices with favorable loss histories. As a result, policyholder retention was strong for the first nine months of 2009 at approximately 91% as compared to 92% during the first nine months of 2008. We have seen continued competition by existing professional liability carriers. Many of these carriers have been aggressive in seeking new business and are willing to compete on price. As a result of this increased competition, we continue to be faced with price pressure on both existing renewals and new business. We will continue to monitor frequency of claims and severity of loss and legal expenses to determine if further rate adjustments are warranted. As a result of these market forces, we expect to continue to face extensive competition throughout 2010, but will continue to price insurance products at rates we believe are adequate for the risks assumed.

Furthermore, even though reported claims and claim pay-out trends remain favorable, we increased loss and loss adjustment expenses by $4,837,000 to $33,699,000 for the nine months ended September 30, 2009 accident year as compared to $28,862,000 for the 2008 accident year for the nine months ended September 30, 2008. This increase reflects the change in our 2009 reinsurance contract to $1,000,000 in net retention as well as increases in policyholder count from 5,218 as of September 30, 2008 to 6,401 as of September 30, 2009. The 2009 treaty will reduce our ceded premiums as a percentage of direct premiums written, thus resulting in a relative increase in net premiums written and earned, the overall impact on earnings is uncertain as the frequency and severity of losses in future periods is not yet known.

Our Financial Services segment, which returned to profitability during the second quarter of 2009, turned in an even stronger third quarter as a result of a combination of increased broker/dealer commission revenue and substantially lower costs. Financial Services revenues increased 49% in the current quarter compared to the same period in 2008 based on increased trading activity. The decrease in operating costs is the consequence of a concerted effort begun during the second quarter of 2008 to streamline costs in the face of a weakening economy and difficult market conditions. Though performance in this segment during the current quarter is encouraging, we cannot predict that the factors leading to our increased trading activity, namely a tightening of spreads in the high-yield markets and a slowly growing level of investor confidence, will continue. As a result, we cannot yet be confident positive earnings will become a trend.

The following table sets forth selected historical financial and operating data for the Company. The selected income statement data below for the three and nine months ended September 30, 2009 and 2008 is derived from our condensed consolidated unaudited financial statements included herein which management believes incorporate all of the adjustments necessary for the fair presentation of the financial condition and results of operations for such periods and have been prepared in accordance with GAAP. Actual financial results through September 30, 2009 may not be indicative of future financial performance.

Selected Condensed Consolidated Financial and Operating Data of American Physicians Service Group, Inc.

(in thousands, except per share and ratio data)	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008
Income Statement Data:
Gross premiums and maintenance fees written - direct and assumed	$21,446	$21,246	$53,668	$51,106
Premiums ceded	676	711	1,339	1,087
Net premiums and maintenance fees written	22,122	21,957	55,007	52,193
Net premiums and maintenance fees earned	17,595	15,709	50,877	47,657
Investment income, net of investment expenses	2,460	2,996	7,677	9,011
Net realized capital gains (losses) and OTTI	(78)	(474)	(2,602)	(4,312)
Financial services	2,320	1,558	5,595	4,835
Other revenue	71	97	173	150
Total revenues	22,368	19,886	61,720	57,341
Losses and loss adjustment expenses	6,421	2,259	19,339	11,347
Other underwriting expenses	3,053	3,220	8,784	8,322
Change in deferred acquisition costs	(331)	(403)	(248)	(206)
Financial services expenses	2,207	2,127	5,582	8,013
General and administrative expenses	1,335	1,502	3,723	4,221
Total expenses	12,685	8,705	37,180	31,697
Income from Operations	9,683	11,181	24,540	25,644
Income tax expense	3,241	3,998	8,447	8,935
Net income	$6,442	$7,183	$16,093	$16,709

Diluted weighted average shares outstanding	6,989	7,244	7,073	7,286
Diluted earnings per common share	$0.92	$0.99	$2.28	$2.29

Underwriting Ratios:
Loss ratio (1)
Current accident year	63%	63%	66%	61%
Prior accident years	-27%	-49%	-28%	-37%
Calendar year	36%	14%	38%	24%
Expense ratio (2)	15%	18%	17%	17%
Combined ratio (3)	51%	32%	55%	41%
(1)

Loss ratio is defined as the ratio of losses and loss adjustment expenses to net premiums and maintenance fees earned.

(2)

Expense ratio is defined as the ratio of other underwriting expenses and net change in deferred acquisition costs to net premiums and maintenance fees earned.

(3)

Combined ratio is the sum of the loss ratio and the expense ratio.

(in thousands)	September 30, 2009	December 31, 2008

Balance Sheet Data:
Cash and cash equivalents and investments	$253,814	$231,769
Premiums and maintenance fees receivable	19,435	17,186
Reinsurance recoverables	10,016	15,293
All other assets	17,635	19,306
Total Assets	$300,900	$283,554

Reserve for losses and loss adjustment expenses	91,393	92,141
Unearned premiums and maintenance fees	40,916	36,785
Manditorily redeemable preferred stock	6,617	7,568
All other liabilities	8,957	10,595
Total Liabilities	147,883	147,089
Total stockholders' equity	153,017	136,465
Total Liabilities & Stockholders' Equity	$300,900	$283,554

The discussion that follows should be read in connection with the unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report.

Three Months Ended September  30, 2009 Compared to Three Months Ended September  30, 2008

Condensed income statement data for the three months ended September 30, 2009 and 2008 are included in the following table:

(in thousands except per share data and percentages)	Three Months ended September 30,
	2009	2008	Change	% Change
Revenues	$22,368	$19,886	$2,482	12%
Income from Operations	9,683	11,181	(1,498)	-13%
Net Income	6,442	7,183	(741)	-10%
Diluted Net Income Per Share	$0.92	$0.99	$(0.07)	-7%

Further explanation for the quarter over quarter variances are described below.

Premium related income statement data for the three months ended September 30, 2009 and 2008 are included in the following table:

(in thousands)	Three Months ended September 30,
	2009	2008	Change	% Change
Gross premiums and maintenance fees written – direct and assumed	$21,446	$21,246	$200	1%

Premium ceded:
Current year	(521)	(1,320)	799	-61%
Prior year	1,197	2,031	(834)	-41%
Net premiums ceded	676	711	(35)	-5%

Net premiums and maintenance fees earned	$17,595	$15,709	$1,886	12%

Gross Premiums and Maintenance Fees Written

Gross premiums and maintenance fees written increased $200,000 (1%) to $21,446,000 for the three months ended September 30, 2009 from $21,246,000 for the three months ended September 30, 2008. The primary cause for this increase was a higher number of extended reporting period endorsements during the current quarter as compared to the prior year quarter. Offsetting the increase was smaller rate decreases on renewing business which averaged approximately 1% for the current quarter as compared to average rate decreases of approximately 4% for the prior year quarter. In addition, new written business was $1,410,000 for the current year quarter as compared to $2,382,000 of new business for the prior year quarter. Policyholder retention was approximately 88% for the quarter ended September 30, 2009 as compared to 90% for the prior year quarter. We continue to experience competitive pricing pressures.

Premiums Ceded

Premiums ceded increased $35,000 (5%) to $676,000 for the three months ended September 30, 2009 from $711,000 for the three months ended September 30, 2008. Effective January 1, 2009, we have changed our reinsurance treaty such that we now retain the first $1,000,000 of any loss occurrence. The 2009 reinsurance contract is a fixed-rated treaty and provides 100% coverage in excess of our retention of $1,000,000 with a $5,000,000 aggregate limit.  We are retaining this additional risk in the reinsurance layer in order to lower our ceding costs based on decreases in claims. Due to the increased retention, the 2009 ceded premium rate is much lower which resulted in $521,000 in 2009 treaty year ceded premiums versus $1,320,000 for the same period in 2008. The 2009 treaty, which is anticipated to significantly reduce ceded premiums in 2009, provides us with coverage against large losses and multiple claims arising from a single event, as well as excess policy limit coverage. While we anticipate that the 2009 treaty will reduce our ceded premiums as a percentage of direct premiums written, thus resulting in a relative increase in net premiums written and earned, the overall impact on earnings is uncertain as the frequency and severity of losses in future periods is not yet known.

The reinsurance contracts we utilized from 2002 through 2008 were variable premium treaties that have various minimum and maximum rates. The actual premium rate is dependent upon the ultimate losses ceded to the reinsurer under the related treaty. The increase in premiums ceded of $35,000 is primarily the result of the additional retention under the 2009 treaty and recognizing only $1,197,000 of favorable prior reinsurance development for prior years’ reinsurance treaties during the three months ended September 30, 2009 as compared to recognizing $2,031,000 of prior years’ favorable development during the three months ended September 30, 2008. The favorable development reflects reductions in our estimates of claim severity and loss experience as a result of claim closures at less than reserved amounts.

Net Premiums and Maintenance Fees Earned

Net premiums and maintenance fees earned increased by $1,886,000 (12%) to $17,595,000 from $15,709,000 for the three months ended September 30, 2009 as compared to the same period in 2008. Net earned premiums and maintenance fees were up primarily due to lower reinsurance ceding costs for the 2009 treaty, higher written premiums and lower rate reductions.

Investment Income

Investment income statement data for the three months ended September 30, 2009 and 2008 are included in the following table:

(in thousands)	Three Months ended September 30,
	2009	2008	Change	% Change
Investment income:
Fixed Maturities	$2,300	$2,783	$(483)	-17%
Equity Securities	119	88	31	35%
Short-term investments and other	43	160	(117)	-73%
Finance charges on premiums receivable	40	37	3	8%
Structured annuity	18	19	(1)	-5%

Total investment income	$2,520	$3,087	$(567)	-18%

Investment expense	60	91	(31)	-34%

Net investment income	$2,460	$2,996	$(536)	-18%

Investment income, net of investment expenses, decreased by $536,000 (18%) to $2,460,000 from $2,996,000 for the three months ended September 30, 2009 as compared to the same period for 2008.  As a result of the risk and uncertainty of the current economic crisis and the ultimate impact on the non-agency CMO market, we sold non-agency CMOs with a book value of $17,035,000 during the nine month period ending September 30, 2009. As a result of these sales, the fair market value of our non-agency CMOs has been reduced from $25,438,000 as of December 31, 2008 to $5,564,000 as of September 30, 2009. The proceeds from these sales and additional cash generated from operations have been reinvested generally in high quality investment grade fixed income securities with short maturity dates and lower yields. In addition, interest rates on money market funds are substantially lower in 2009 as compared to 2008. This rebalancing of our fixed income investment portfolio resulted in a corresponding decrease in investment income for the three months ended September 30, 2009 as compared to the same period in 2008.

Net Realized Capital Gains (Losses) and Other-Than-Temporary Impairments

Realized capital gains and losses income statement data for the three months ended September 30, 2009 and 2008 are included in the following table:

(in thousands)	Three Months ended September 30,
	2009	2008	Change	% Change
Gross realized gains	$298	$875	$(577)	-66%
Gross realized (losses)	(139)	(132)	(7)	5%
Other -than-temporary impairment (losses)	(237)	(1,217)	980	-81%
Net realized gains (losses) and OTTI	$(78)	$(474)	$396	-84%

Net realized capital losses and OTTI were $78,000 for the three months ended September 30, 2009 as compared to a $474,000 for the three months ended September 30, 2008. The decrease of $577,000 in gross realized gains to $298,000 for the current quarter from $875,000 for the prior year quarter is primarily due to recognizing a $558,000 realized gain on the sale of Financial Industries Corporation (“FIC”) stock in the third quarter of 2008 as a result of their merger with another company.

While we have the ability to hold our remaining non-agency CMOs to maturity, we have concluded that we have the intent to sell these securities which will further reduce our exposure to a continued deterioration of the housing sector provided we can obtain an appropriate price. For the three months ended September 30, 2009, OTTI of $237,000 was recognized which included $55,000 of continued write-downs of the Alt-A securities we hold. While we have the ability to hold our remaining non-agency CMOs to maturity, we have concluded that we have the intent to sell these securities which resulted in an additional $182,000 of OTTI during the current quarter.  We will further reduce our exposure due to a continued deterioration of the housing sector provided we can obtain an appropriate price. For the three months ended September 30, 2008, we recognized a net realized loss of $1,217,000, of which $830,000 was specifically related to the write-down of Alt-A securities.  The aggregate write-down on the Alt-A securities beginning with the quarter ended September 30, 2007 through September 30, 2009 is $10,943,000 and the book value of all the Alt-A securities is $2,364,000 as of September 30, 2009. No other debt securities outside of the Alt-A’s and prime CMOs as of September 30, 2009 were deemed OTTI.

The following table reflects the composition of our Alt-A securities as of September 30, 2009 after the OTTI (dollars in thousands):

			% of Portfolio (Fair Value)
Rating Category	Book Value	Fair Value
AA	$640	$640	0.3%
A	718	718	0.3%
BBB	769	829	0.3%
Non-investment grade	237	237	0.1%
Total	$2,364	$2,424	1.0%

During the three months ended September 30, 2009, we evaluated our equity portfolio for OTTI of certain securities. For the three months ended September 30, 2009, we had no write-down in equity securities as compared to $387,000 for the comparable period in 2008.

Financial Services Revenues

Financial services revenue for the three months ended September 30, 2009 and 2008 are included in the following table:

(in thousands)	Three Months ended September 30,
	2009	2008	$ Change	% Change
Broker/Dealer Commissions	$2,233	$1,279	$954	75%
Bank Debt Trade Claim Fees	76	160	(84)	-53%
Management Fees and Other	11	119	(108)	-91%
Total Financial Services Revenues	$2,320	$1,558	$762	49%

Our Financial Services revenue increased $762,000 (49%) for the three months ended September 30, 2009 compared to the same period in 2008. APS Financial, our broker/dealer, derives most of its revenue from transactions in the fixed income market, in both investment and non-investment grade securities. As the table above shows, commission revenue at APS Financial was up $954,000 (75%) for the three months ended September 30, 2009 compared to the same period in 2008 due to an improving trend in transaction activity of both high-yield securities and CMOs. Our bank debt-trade claim revenues were off $84,000 (53%) for the three months ended September 30, 2009 compared to the same period in 2008. This decline is more a timing issue than a weakening of opportunity as the revenue stream for this line of business is irregular with longer lead times to close a transaction than our traditional broker-dealer transactions. The overall increase in our Financial Services revenues, together with cost cutting measures, which began in 2008, has returned this segment to profitability. However, there can be no assurance that we can sustain the level of revenues necessary to remain profitable in the future.

Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses for the three months ended September 30, 2009 and 2008 are included in the following table:

(in thousands)	Three Months ended September 30,
	2009	2008	Change	% Change
Losses and loss adjustment expenses:
Current accident year	$11,183	$9,949	$1,234	12%
Prior accident years	(4,762)	(7,690)	2,928	-38%
Calendar year	$6,421	$2,259	$4,162	184%

Loss and loss adjustment expenses for the three months ended September 30, 2009 increased by $4,162,000 (184%) to $6,421,000 from $2,259,000 for the three months ended September 30, 2008. The increase of $4,162,000 is primarily the result of lower favorable development of $2,928,000 on prior year losses for the quarter ended September 30, 2009 as compared to the same period in 2008. For the three months ended September 30, 2009, current accident year loss and loss adjustment expenses totaled $11,183,000, an increase of $1,234,000 (12%) over the prior current year comparable quarter. We increased the current accident year estimated losses based on 100 new claims reported during the current quarter and the increased risk associated with the increase in policyholder headcount at September 30, 2009. Prior year losses developed favorably by $4,762,000 as a result of reductions in our estimates of claims severity, principally the 2002 through 2008 report years, driven by closure of 96 claims during the period. For the three months ended September 30, 2008, current accident year loss and loss adjustment expenses were $9,949,000 based on 114 claims reported and a policyholder head count of 5,218 and there was $7,690,000 of favorable development on prior years’ claims. The positive effects of tort reform in Texas on average claim severity has resulted in continued favorable development of reserves and improved claim development patterns. During the quarter we continued to favorably settle a significant number of post-tort reform claims at below the reserved amounts. Even though reported claims have decreased by 14 claims during the current quarter over the prior year quarter and claim pay-out trends remain favorable, we increased our current accident year loss and loss adjustment expenses to reflect the change in our reinsurance contract in 2009 to $1,000,000 in net retention and increases in policyholder count from 5,218 as of September 30, 2008 to 6,401 as of September 30, 2009.

Other Underwriting Expenses and Net Change in Deferred Acquisition Costs

Other underwriting expenses and net change in deferred acquisition costs for the three months ended September 30, 2009 and 2008 are included in the following table:

(in thousands)	Three Months ended September 30,
	2009	2008	Change	% Change
Other underwriting expenses	$3,053	$3,220	$(167)	-5%
Net change in deferred acquisition costs	(331)	(403)	72	-18%
Total	$2,722	$2,817	$(95)	-3%

Other underwriting expenses decreased by $167,000 to $3,053,000 from $3,220,000 for the three months ended September 30, 2009 as compared to the same period in 2008. Other underwriting expenses consist primarily of commissions to agents, premium taxes and other general underwriting expenses related to managing our Insurance Services segment. Commissions to agents and premium taxes decreased by $34,000 for the quarter ended September 30, 2009 as compared to the prior year quarter based on slightly higher non-commissionable direct premium written during the current quarter as compared to the prior year quarter. Board and committee related fees and travel decreased $96,000 over the prior year period due to the elimination of various committee and board meetings within our Insurance Services subsidiary as a result of the termination of an advisory services agreement in the fourth quarter of 2008. The net change in deferred acquisition costs, which is comprised of the change in deferred and amortized commissions paid to agents on new and renewal business and deferred and amortized premium taxes, increased for three months ended September 30, 2009 by $72,000 to $(331,000) from $(403,000) for the comparable period in 2008 due to the amortization of prior deferred expenses exceeding new costs capitalized.

Financial Services Expenses

Financial Services expenses for the three months ended September 30, 2009 and 2008 are included in the following table:

(in thousands)	Three Months ended September 30,
	2009	2008	$ Change	% Change
Broker Commissions	$1,385	$851	$534	63%
Payroll and Benefits	491	787	(296)	-38%
Information Services	126	135	(9)	-7%
Legal and Professional Fees	38	165	(127)	-77%
Other	167	189	(22)	-12%
Total Financial Services Expenses	$2,207	$2,127	$80	4%

Our Financial Services expenses increased $80,000 (4%) for the three months ended September 30, 2009 compared to the same period in 2008. This segment’s primary variable cost, commission expenses, increased $534,000 (63%) for the three months ended September 30, 2009 compared to the same period in 2008 as a result of the increase in trading activity and associated commission revenues mentioned above. In addition, a higher percentage of gross commissions were earned by brokers earning a higher commission rate either due to their reaching pre-described rate thresholds or due to their being independent contractors whose rates are higher as they do not participate in benefits that our employee brokers receive. The remaining fixed cost major expense items were down in the current period compared to the same period in 2008. With the drop in trading activity associated with the U.S. economic downturn and the resultant investor uncertainty, we began making cost cuts in this division that took effect by mid-year 2008 and continued through the current quarter. As the table above shows, payroll and benefits decreased $296,000 (38%) in the three months ended September 30, 2009 compared to the same period in 2008 as a result of these cost cuts. In addition, legal and professional fees decreased $127,000 (77%) in the current period as a result of non-recurring legal fees in the third quarter of 2008 as well as lower Sarbanes-Oxley, consulting and audit fees incurred in the current quarter. Other expenses includes fixed costs such as rent, dues, licenses, travel and insurance which were reduced in the three months ended September 30, 2009 compared to the same period in 2008 as part of cost cutting measures aimed at getting this segment back to profitability. These overall cost cutting measures, together with an increase in our broker/dealer commission revenue, have for the time being returned this segment to profitability. However, there can be no assurance that we can sustain revenues necessary to remain profitable in the future.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2009 and 2008 are included in the following table:

(in thousands)	Three Months ended September 30,
	2009	2008	$ Change	% Change
Payroll and Benefits	$395	$382	$13	3%
Incentive Compensation	600	500	100	20%
Board Compensation and Fees	64	272	(208)	-76%
Options and Other Compensation	19	55	(36)	-65%
Legal and Professional Fees	76	103	(27)	-26%
Interest and Dividends	87	89	(2)	-2%
Other	94	101	(7)	-7%
Total General & Administrative Expenses	$1,335	$1,502	$(166)	-11%

General and administrative expenses for the three months ended September 30, 2009 decreased $166,000 (11%) compared to the same period in 2008. The primary reason for this decline is lower board compensation and fees of $208,000 (76%) which resulted from deferred stock awards expensed in the third quarter of 2008 versus fewer awards granted year-to-date in 2009. Options and other compensation to non-board members decreased $36,000 (65%) during the three months ended September 30, 2009 as compared to the same period in 2008 due to deferred stock awards not yet being awarded in 2009. Legal and professional fees decreased $27,000 (26%) due to one-time special projects in the third quarter of 2008. Partially offsetting these decreases was an increase in incentive compensation expense of $100,000 (20%) resulting from higher accruals in the 2009 third quarter.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Condensed income statement data for the nine months ended September 30, 2009 and 2008 are included in the following table:

(in thousands except per share data and percentages)	Nine Months ended September 30,
	2009	2008	Change	% Change
Revenues	$61,720	$57,341	$4,379	8%
Income from Operations	24,540	25,644	(1,104)	-4%
Net Income	16,093	16,709	(616)	-4%
Diluted Net Income Per Share	$2.28	$2.29	$(0.01)	0%

Further explanation for the nine month over nine month variances are described below.

Premium related income statement data for the nine months ended September 30, 2009 and 2008 are included in the following table:

( in thousands)	Nine Months ended September 30,
	2009	2008	Change	% Change
Gross premiums and maintenance fees written – direct and assumed	$53,668	$51,106	$2,562	5%

Premium ceded:
Current year	(1,538)	(3,945)	2,407	-61%
Prior year	2,877	5,032	(2,155)	-43%
Net premiums ceded	1,339	1,087	252	23%

Net premiums and maintenance fees earned	$50,877	$47,657	$3,220	7%

Gross Premiums and Maintenance Fees Written

Gross premiums and maintenance fees written increased $2,562,000 (5%) to $53,668,000 for the nine months ended September 30, 2009 from $51,106,000 for the nine months ended September 30, 2008 primarily due to new written business while maintaining strong retention of existing policies. Our insurance subsidiary increased its number of policyholders to 6,401 at September 30, 2009 from 5,218 at September 30, 2008. Included in the 6,401 policyholder headcount were new physician groups written which also included coverage for other healthcare providers including physician extenders and other clinical support staff. Due to a much lower risk profile, the premiums for these additional clinical support personnel are substantially lower than the premiums charged to physicians. New written business was $6,233,000 for the current year nine months as compared to $4,608,000 of new business for the prior year nine months. Partially offsetting these premium increases were rate decreases on renewing business which averaged 4% for the current nine months as compared to average rate decreases of 6% for the first nine months of 2008. Policyholder retention continued to be strong at approximately 91% for the nine months ended September 30, 2009 as compared to 92% for the comparable period in 2008.

Premiums Ceded

Premiums ceded decreased $252,000 from $1,087,000 for the nine months ended September 30, 2008 to $1,339,000 for the nine months ended September 30, 2009. The decrease was primarily the result of lower ceding costs associated with the higher retention limits under the 2009 reinsurance treaty. Current 2009 treaty year reinsurance premiums decreased $2,407,000 (61%) to $1,538,000 for the nine months ended September 30, 2009 as compared to $3,945,000 for the comparable period in 2008. The 2009 treaty, which is anticipated to significantly reduce ceded premiums in 2009, provides us with coverage against large losses and multiple claims arising from a single event, as well as excess policy limit coverage. Offsetting this decrease was less favorable development on the prior years swing rated treaties for the nine months ended September 30, 2009 as compared to the same comparable period in 2008. The reinsurance contracts we utilized from 2002 through 2008 are variable premium treaties that have various minimum and maximum rates. The actual premium rate is dependent upon the ultimate losses ceded to the reinsurer under the related treaty. We have recognized $2,877,000 in favorable prior year development for the current nine month period as compared to recognizing $5,032,000 in favorable development in the 2008 nine month period.

Net Premiums and Maintenance Fees Earned

Net premiums and maintenance fees earned increased by $3,220,000 (7%) to $50,877,000 from $47,657,000 for the nine months ended September 30, 2009 as compared to September 30, 2008. Net earned premiums and maintenance fees were up primarily due to increased written premiums and lower ceded premiums as compared to the 2008 nine month period.

Investment Income

Investment income statement data for the nine months ended September 30, 2009 and 2008 are included in the following table:

(in thousands)	Nine Months ended September 30,
	2009	2008	Change	% Change
Investment income:
Fixed Maturities	$7,230	$8,357	$(1,127)	-13%
Equity Securities	297	224	73	33%
Short-term investments and other	194	500	(306)	-61%
Finance charges on premiums receivable	99	95	4	4%
Structured annuity	55	57	(2)	-4%

Total investment income	$7,875	$9,233	$(1,358)	-15%

Investment expense	198	222	(24)	-11%

Net investment income	$7,677	$9,011	$(1,334)	-15%

Investment income, net of investment expenses, decreased by $1,334,000 (15%) to $7,677,000 from $9,011,000 for the nine months ended September 30, 2009 as compared to the same period for 2008. As mentioned above, due to the risk and uncertainty of the current economic crisis and the ultimate impact on the non-agency CMO market, we sold non-agency CMOs with a book value of $17,035,000 during the nine month period ended September 30, 2009. The proceeds from these sales and additional cash generated from operations have been reinvested generally in high quality investment grade fixed income securities with short maturity dates and lower yields. In addition, interest rates on money market funds are substantially lower in 2009 as compared to 2008. This rebalancing of our fixed income investment portfolio resulted in a corresponding decrease in investment income for the nine months ended September 30, 2009 as compared to the same period in 2008.

Net Realized Capital Gains (Losses) and Other-Than-Temporary Impairments

Realized capital gains and losses income statement data for the nine months ended September 30, 2009 and 2008 are included in the following table:

(in thousands)	Nine Months ended September 30,
	2009	2008	Change	% Change
Gross realized gains	$664	$1,077	$(413)	-38%
Gross realized (losses)	(1,021)	(320)	(701)	219%
Other -than-temporary impairment (losses)	(2,245)	(5,069)	2,824	-56%
Net realized gains (losses) and OTTI	$(2,602)	$(4,312)	$1,710	-40%

Net realized capital losses were $2,602,000 for the nine months ended September 30, 2009 as compared to a $4,312,000 for the nine months ended September 30, 2008. Gross realized gains decreased by $413,000 to $664,000 for the nine months ended September 30, 2009 from $1,077,000 for the nine months ended September 30, 2008 primarily due to recognizing a $558,000 realized gain on the sale of FIC stock in 2008. Gross realized losses increased $701,000 to $1,021,000 for the nine months ended September 30, 2009 from $320,000 for the nine months ended September 30, 2008. We sold non-agency CMOs with a book value of $17,035,000 during the first nine months of 2009 and the corresponding gross realized loss of $441,000 on the sale of these securities and gross realized loss of $549,000 on sales of equity securities as a result of repositioning our investment portfolio.

OTTI decreased primarily as a result of lower impairment losses incurred in our investments in Alt-A collateralized mortgage-backed securities for the nine months ended September 30, 2009 as compared to the same period in 2008. The amount of OTTI associated with Alt-A adjustments for the nine months ended September 30, 2009 and September 30, 2008 was $558,000 and $4,598,000, respectively. Included in the $2,245,000 of OTTI losses for the nine months ended September 30, 2009 is the write-down of $1,334,000 based upon our intent to sell our non-agency CMO portfolio.  Provided we can obtain an appropriate price on these securities, we will further reduce our exposure to continued deterioration of the housing sector.

Financial Services Revenues

Financial services revenue for the nine months ended September 30, 2009 and 2008 are included in the following table:

(in thousands)	Nine Months ended September 30,
	2009	2008	$ Change	% Change
Broker/Dealer Commissions	$5,333	$4,042	$1,291	32%
Bank Debt Trade Claim Fees	218	474	(256)	-54%
Management Fees and Other	44	319	(275)	-86%
Total Financial Services Revenues	$5,595	$4,835	$760	16%

Our Financial Services revenue for the nine months ended September 30, 2009 increased $760,000 (16%) in the three months ended September 30, 2009 compared to the same period in 2008. APS Financial, our broker/dealer, derives most of its revenue from transactions in the fixed income market, in both investment and non-investment grade securities. As the table above shows, commission revenue at APS Financial was up 1,291,000 (32%) for the nine months ended September 30, 2009 compared to the same period in 2008. An improving trend in transaction activity of both high-yield securities and CMOs was the primary reason for the increase in broker/dealer commission revenues. This increased trading activity was due in part to investors returning to the bond market after many chose to sit out the economic crisis of the past twelve plus months. Our management fees and other revenue, which includes investment banking fees, declined $275,000 (86%) primarily as the result of our decision during the first quarter of 2009 to no longer actively pursue investment banking business. Our bank debt-trade claim revenues were lower by $256,000 (54%) for the nine months ended September 30, 2009 compared to the same period in 2008. This decline is more a timing issue than a weakening of opportunity as the revenue stream for this line of business is irregular with longer lead times to close a transaction than our traditional broker-dealer transactions.

Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses for the nine months ended September 30, 2009 and 2008 are included in the following table:

(in thousands)	Nine Months ended September 30,
	2009	2008	Change	% Change
Losses and loss adjustment expenses:
Current accident year	$33,699	$28,862	$4,837	17%
Prior accident years	(14,360)	(17,515)	3,155	-18%
Calendar year	$19,339	$11,347	$7,992	70%

Loss and loss adjustment expenses for the nine months ended September 30, 2009 increased by $7,992,000 (70%) to $19,339,000 from $11,347,000 for the nine months ended September 30, 2008. We increased the current accident year loss and loss adjustment expenses by $4,837,000 (17%) to $33,699,000 as compared to $28,862,000 for the 2008 period. This increase was based on the increase of 1,183 in policyholder headcount from 5,218 at September 30, 2008 to 6,401 at September 30, 2009 and to reflect the change in our reinsurance contract to $1,000,000 in net retention. In addition, our prior years positive claim development decreased by $3,155,000 from $17,515,000 of favorable development for the nine months ended September 30, 2008 to $14,360,000 of favorable development for the current year nine month period. The positive effects of tort reform in Texas on average claim severity has resulted in continued favorable development of reserves and improved claim development patterns. During the nine months ended September 30, 2009 we continued to favorably settle a significant number of post-tort reform claims at below the reserved amounts. Reported claims totaled 304 claims for the nine months ended September 30, 2009 as well as for the prior year nine months. We closed 329 claims during this nine month period as compared to 386 in the prior year nine month period. We had 578 open claims as of September 30, 2009 as compared to 681 of open claims as of September 30, 2008.

Other Underwriting Expenses and Net Change in Deferred Acquisition Costs

Other underwriting expenses and net change in deferred acquisition costs for the nine months ended September 30, 2009 and 2008 are included in the following table:

(in thousands)	Nine Months ended September 30,
	2009	2008	Change	% Change
Other underwriting expenses	$8,784	$8,322	$462	6%
Net change in deferred acquisition costs	(248)	(206)	(42)	20%
Total	$8,536	$8,116	$420	5%

Other underwriting expenses increased by $462,000 (6%) to $8,784,000 from $8,322,000 for the nine months ended September 30, 2009 as compared to the same period in 2008. Other underwriting expenses consist primarily of commissions to agents, premium taxes and other general underwriting expenses related to managing our Insurance Services segment. Commissions to agents and premium taxes increased by $101,000 for the nine months ended September 30, 2009 as compared to the prior year nine month period due to increased premiums written and higher commission rates paid on new business than renewal business. In addition, legal, auditing, actuarial and other professional fees were $186,000 higher in the 2009 period versus the 2008 period primarily due to additional expenses incurred for actuarial services.  Rating agency and various insurance related association fees increased $58,000 due to one time charges and increases in membership fees in some of the organizations. Offsetting these increases, board and committee related fees and travel decreased $92,000 over the prior year period due to the elimination of various committee and board meetings within our insurance services subsidiary as a result of the termination of an advisory services agreement in the fourth quarter of 2008. The net change in deferred acquisition costs, which is comprised of the change in deferred and amortized commissions paid to agents on new and renewal business and deferred and amortized premium taxes, decreased for the nine months ended September 30, 2009 by $42,000 to $(248,000) from $(206,000) for the comparable period in 2008 due to new costs capitalized exceeding the amortization of prior deferred expenses.

Financial Services Expenses

Financial services expenses for the nine months ended September 30, 2009 and 2008 are included in the following table:

(in thousands)	Nine Months ended September 30,
	2009	2008	$ Change	% Change
Broker Commissions	$3,150	$2,581	$569	22%
Payroll and Benefits	1,486	2,523	(1,037)	-41%
Information Services	350	433	(83)	-19%
Legal and Professional Fees	166	1,837	(1,671)	-91%
Other	430	639	(209)	-33%
Total Financial Services Expenses	$5,582	$8,013	$(2,431)	-30%

Our Financial Services expenses decreased $2,431,000 (30%) for the nine months ended September 30, 2009 compared to the same period in 2008. With the drop in trading activity associated with the U.S. economic downturn and the resultant investor uncertainty, we began making cost cuts in this division that began to take effect by mid-year 2008. As the table above shows, payroll and benefits decreased $1,037,000 (41%) and information services decreased $83,000 (19%) in the nine months ended September 30, 2009 compared to the same period in 2008 as a result of these cost cuts. In addition, legal and professional fees decreased $1,671,000 (91%) in the current period as a result of non-recurring legal fees and accruals in the first nine months of 2008 as well as lower Sarbanes-Oxley, consulting and audit fees incurred in the first nine months of 2009. Other expenses includes fixed costs such as rent, dues, licenses, travel and insurance which were reduced in total by $209,000 (33%) in the nine months ended September 30, 2009 compared to the same period in 2008 as part of cost cutting measures aimed at getting this segment back to profitability. This segment’s primary variable cost, commission expenses, increased $569,000 (22%) for the nine months ended September 30, 2009 compared to the same period in 2008 as a result of the increase in trading activity and associated commission revenues mentioned above. In addition, a higher percentage of gross commissions were earned by brokers earning a higher commission rate either due to reaching pre-described rate thresholds or due to their being independent contractors whose rates are higher as they do not participate in any benefits that our employee brokers receive. These overall cost cutting measures, together with increase in our broker/dealer commission revenue, have for the time being returned this segment to profitability. However, there can be no assurance that we can sustain revenues necessary to remain profitable in the future.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2009 and 2008 are included in the following table:

(in thousands)	Nine Months ended September 30,
	2009	2008	$ Change	% Change
Payroll and Benefits	$1,225	$1,188	$37	3%
Incentive Compensation	1,124	1,108	16	1%
Board Compensation and Fees	380	850	(470)	-55%
Options and Other Compensation	62	82	(20)	-24%
Legal and Professional Fees	331	376	(45)	-12%
Interest and Dividends	265	282	(17)	-6%
Other	336	335	1	0%
Total General & Administrative Expenses	$3,723	$4,221	$(498)	-12%

General and administrative expenses decreased $498,000 (12%) for the nine months ended September 30, 2009 compared to the same period in 2008. The decrease in general and administrative expenses in the current period includes lower board compensation and fees of $470,000 (55%) resulting primarily from deferred stock awards expensed in the first nine months of 2008 versus fewer awards granted year-to-date in 2009.  Legal and professional fees decreased $45,000 (12%) in the current period due in part to lower audit and Sarbanes-Oxley compliance charges. Interest and dividends represents interest paid on the outstanding balance of redeemable preferred stock. The $17,000 (6%) decline is a result of interest paid on a lower preferred stock balance resulting from redemptions made in 2008 and 2009. Partially offsetting these decreases was a $37,000 (3%) increase in payroll and benefits in the nine months ended September 30, 2009 compared to the same period in 2008 resulting from annual merit raises.

Liquidity and Capital Resources

The primary sources of our liquidity for the nine months ended September 30, 2009 were funds provided by insurance premiums collected, net investment income, recoveries from reinsurers and proceeds from the maturity and sale of invested assets. The primary uses of cash are losses from insurance claims, loss adjustment expenses, operating expenses, the acquisition of invested and fixed assets and reinsurance premiums.

Cash Flows. Our total cash and cash equivalents balance at September 30, 2009 was $16,680,000, a decrease of $5,380,000 (24%) in the current nine month period as net cash used in investing and financing activities more than offset net cash provided by operating activities. Our cash flows provided by operating activities totaled $22,703,000 at September 30, 2009 on the strength of $16,093,000 in net income adjusted for net realized investment losses and from reinsurance reimbursements for prior years’ swing-rated treaties totaling $3,463,000. Our Insurance Services segment generated the bulk of the cash received from operating activities, the result of increased premium and maintenance fee receipts and decreased claims payouts. Our cash flows used in investing activities totaled $21,834,000 in the current nine month period primarily as a result of purchases of available-for-sale fixed income and equity securities in excess of proceeds from the sale of these securities. Cash used in financing activities totaled $6,249,000 for the nine months ended September 30, 2009 primarily as a result of preferred share redemptions, common stock dividends paid in the period and repurchases of our common stock under our share repurchase program. For details of the amounts described above, refer to the Condensed Consolidated Statements of Cash Flows of this Form 10-Q.

Historically, we have maintained a strong liquidity position and, as a result, we have been able to satisfy our operational and capital expenditure requirements with cash generated from our operating and investing activities. These same sources of funds have also allowed us to pursue investment and expansion opportunities consistent with our growth plans. Although there can be no assurance our operating activities will provide positive cash flow in the future, we are optimistic that our working capital requirements will be met for the foreseeable future because our current cash position is very strong, with a balance of approximately $16,680,000, and a large portion of our approximate $237,134,000 investment portfolio is in short-term, highly liquid bonds and other fixed income securities.

Letters of Credit. From 1997 through 2002, we assumed reinsurance liabilities on medical professional liability policies written by another insurance company in the state of Texas. In the course of assuming this business, we have established a letter of credit for the benefit of this insurance company in the amount of $500,000 and pledged assets in the amount of $525,000 to secure the letter of credit as of September 30, 2009.

Capital Expenditures. In April 2007 we entered into a contract with a vendor to provide us with and implement an integrated policy and claims administration system. The total capitalized expenditures for the project are anticipated to be approximately $2,000,000. Our capital expenditures for all equipment including hardware and software costs were $242,000 for the nine months ended September 30, 2009 of which approximately $210,000 were related to this software implementation project and the remaining $32,000 was primarily related to network and hardware upgrades. We expect to incur additional capitalized expenditures of approximately $695,000 for the remainder of this project, which are expected to be funded from cash on hand over the remainder of 2009.

Restrictions on Dividends by our insurance subsidiary. In addition to restrictions on dividends and distributions applicable to all Texas stock insurance companies, for so long as any of our Series A redeemable preferred stock is outstanding, the Texas Department of Insurance prohibits our insurance subsidiary from paying dividends to the Company in any calendar year unless and until we have complied with our redemption and dividend payment obligations to the holders of our Series A redeemable preferred stock for that year. Our agreement with the Texas Department of Insurance also provides that, until all of the Series A redeemable preferred stock has been fully redeemed and all dividends have been paid, our insurance subsidiary will not make aggregate annual dividends to us with respect to our insurance subsidiary capital stock in excess of the lesser of 10% of API’s prior year-end policyholder statutory surplus or our insurance subsidiary prior year statutory net income, and in no event may such distributions exceed our insurance subsidiary statutory earned surplus. Accordingly our subsidiaries may not be able to pay funds to us and, even if paid such funds may not be sufficient to enable us to meet our obligations. For calendar year 2008, the dividend restriction is $8,804,000 and $6,555,000 of these dividends were paid to us during the nine months ended September 30, 2009.

Escrow Account. In connection with the acquisition of our insurance subsidiary, the Texas Department of Insurance has required us to place $2,500,000 into an escrow account with a bank, to remain in escrow until the aggregate remaining redemption and dividend obligation relating to our Series A redeemable preferred stock is less than the amount of the escrow balance. No withdrawals may be made from this escrow account without prior approval from the Texas Department of Insurance. To satisfy this condition of the merger, we have been purchasing fixed income securities with one year terms. As of September 30, 2009, we hold in escrow a $2,500,000 fixed income security paying 1.0% interest. This security is included in fixed maturities, available-for-sale.

At September 30, 2009, our insurance subsidiary had investments with a fair market value of $3,915,000 on deposit with state insurance departments to satisfy regulatory requirements and these securities are included in fixed maturities, available-for-sale.

There are no participation agreements or purchase commitments as of September 30, 2009. Our primary liability is the reserves for losses and loss adjustment expenses which are estimates of the ultimate expected payouts on existing reported and estimated unreported claims. These reserves totaled $91,393,000 at September 30, 2009. Our reserves for unpaid losses and loss adjustment expenses are an estimate of future cash flows necessary to fulfill insurance obligations based on insured events that have already occurred, but the amount and timing of the cash flow is uncertain.

As a result of the acquisition of our insurance subsidiary on April 1, 2007, we issued Series A mandatorily redeemable preferred stock. The holders of our Series A redeemable preferred stock are entitled to cumulative dividends thereon at the rate of three percent per annum payable on the remaining redemption value per share, in priority to the payments of dividends on our common shares. Holders of Series A redeemable preferred stock have no preemptive rights and have the same voting rights as the holders of our common stock. The preferred shares are non-certificated and mandatorily redeemable. They must be redeemed ratably at not less than $1,000,000 per year, with all remaining outstanding shares being redeemed by December 31, 2016. The remaining redemption obligation was $7,029,000 at September 30, 2009.

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

Cash and cash equivalents and invested assets totaled $253,814,000 and $231,769,000 at September 30, 2009 and December 31, 2008, respectively. Cash and cash equivalents and invested assets represent 84% and 82% of our total assets for the same respective periods. We believe that a majority of our short-term and fixed-maturity securities are readily marketable, and that our invested assets have scheduled maturities in line with our projected cash needs.

Reinsurance recoverables decreased by $3,967,000 (29%) to $9,829,000 at September 30, 2009 from $13,796,000 at December 31, 2008 primarily due to lower ceded reserves as a result of increasing our net retention to $1,000,000 for the 2009 reinsurance treaty and favorable development in the reinsurance layer for prior treaty years as discussed in Note 7 to the unaudited financial statements included herein.

Federal income tax receivable increased by $2,259,000 (306%) to $2,997,000 at September 30, 2009 from $738,000 at December 31, 2008 primarily due to a bad debt deduction for 2008 related to credit impairments on certain non-agency CMOs.

Deferred tax assets decreased by $3,635,000 (38%) to $5,853,000 at September 30, 2009 from $9,488,000 at December 31, 2008 primarily due to the bad deduction of $1,575,000 discussed above and an increase in the tax effect of unrealized gains, net of losses in our investment portfolio of $3,045,000.

The estimates of ultimate reinsurance ceded premium amounts compared to the amounts paid on a provisional basis give rise to a balance sheet asset classified as “Other Amounts Receivable Under Reinsurance Contracts” or a balance sheet liability classified as “Funds Held Under Reinsurance Treaties.” Furthermore, each retrospective treaty requires a 24 or 36 month holding period before any premium adjustments or cash can be returned or paid. The ultimate settlement amount is not determined until all losses have been settled under the respective treaties. As of September 30, 2009, we have recorded a balance sheet asset, “Other Amounts Receivable Under Reinsurance Contracts” of $187,000 and a balance sheet liability, “Funds Held Under Reinsurance Treaties” of $3,255,000, which represent the differences between the estimates of ultimate reinsurance premiums ceded amounts for the 2002 through 2008 treaty years as compared to the amounts paid on a provisional basis.

Adoption of Recent Accounting Pronouncements

The effects of new accounting pronouncements are described in Note 4 to the unaudited condensed consolidated financial statements included elsewhere in this report. Such information is incorporated herein by reference.

Off Balance Sheet Arrangements

There were no off-balance sheet arrangements as of September 30, 2009.

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

We invest our assets primarily in fixed-maturity securities, which as of September 30, 2009 and December 31, 2008 comprised approximately 88% and 85% of total investments, respectively, including unrestricted cash balances, at market value. As of September 30, 2009 and December 31, 2008, the fair value of investments in fixed maturity securities was $223,906,000 and $198,011,000, respectively. The increase in fixed-income maturities is primarily the result of investing the cash flows from operations. Our intent is to continue to focus on preservation of principal over yield during the current economic crisis.

The fixed-income maturities consist predominately of investment grade U.S. government agency and non-agency CMOs and U.S. government agency mortgage-backed bonds for the purpose of generating ample cash flow to meet claim funding requirements while maintaining a reasonable investment yield.

We have exposure to credit risk primarily as a holder of fixed-income securities. We control this exposure by emphasizing investment grade quality in the fixed-income securities we purchase. At September 30, 2009 and at December 31, 2008, substantially all of our fixed-income portfolio consisted of investment grade securities. We believe that this concentration of investment grade securities limits our exposure to credit risk on our fixed-income investments. The financial environment globally and in the United States has recently experienced significant volatility. While we experienced recent increases in the fair market value of our investment portfolio, our investment holdings have been affected by these current poor economic conditions and recent changes in the financial and credit markets, and we rely on the investment income produced by our investment portfolio to contribute to our profitability. Future changes in interest rates and credit quality caused by a continued market downturn will likely result in fluctuations in the income derived from, the valuation of, and in the case of declines in credit quality, payment defaults on, our fixed income securities, which could have a material adverse affect on our financial condition, liquidity or results of operations.

Our investment portfolio is also subject to credit and cash flow risk, including risks associated with our investments in mortgage-backed securities. Because our investment portfolio is the largest component of our consolidated balance sheet, further deterioration of the economy and the financial and credit markets could result in additional OTTI that could be material to our financial condition and operating results. For examples, such economic changes could arise from overall changes in the financial markets or specific changes to industries, companies or municipalities in which we maintain our investment holdings. Also, in periods of market illiquidity and instability such as the current financial crisis, the fair value of our investments is more difficult to estimate, could result in assessments of fair value greater or less than amounts received in actual transactions and may have unforeseen consequences that we are currently unable to predict. Volatile or illiquid markets increase the likelihood that such assumptions may not behave in historically predictable manners, resulting in fair value estimates that are overstated compared with actual amounts that could be realized upon disposition or maturity of the security. For additional discussion of our fixed income securities including our non-agency CMOs and related OTTI as well as our fair value measurements, see Notes 5 and 6 to our unaudited condensed consolidated financial statements included herein.

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

Equity securities comprised approximately 5% and 4% of total investments, including unrestricted cash, at market value as of both September 30, 2009 and December 31, 2008, respectively. As of September 30, 2009 and December 31, 2008, the fair value of investments in equity securities was $11,710,000 and $10,099,000, respectively.

Equity securities are subject to equity price risk, which is defined as the potential for loss in market value due to a decline in equity prices. The value of common stock equity investments is dependent upon the general conditions in the securities markets and the business and financial performance of the individual companies in the portfolio. Values are typically based on future economic prospects as perceived by investors in the equity markets. We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that such declines in the fair value of such assets below our accounting basis are other-than-temporary. We recorded net write-downs on equity securities of $352,000 for the nine months ended September 30, 2009 as a result of these equities having OTTI.

The remainder of the investment portfolio consists of cash, money market funds and highly liquid short-term investments.

As mentioned above, our invested assets are subject to interest rate risk and equity price risk. The following table presents the effect as of September 30, 2009 on current estimated fair values of the fixed-maturity securities available-for-sale and equity securities assuming a 1% increase in market interest rates and a 10% decline in equity prices.

	Carrying Value	Estimated Fair Value at Current Market Rates/Prices	Estimated Fair Value at Adjusted Market Rates/Prices (1)
		(in thousands)
Interest rate risk:
Fixed-maturities available-for-sale	$223,906	$223,906	$216,596
Equity price risk:
Equity securities	$11,710	$11,710	$10,539

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure material information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2009.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are inapplicable.

(c)  Stock Repurchases for the three months ended September 30, 2009:

Period	Total Number of shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May yet be Purchased under the Plans or Programs (2)
July 2009	-	$-	-	$4,135,000
August 2009	14,597	$21.60	14,597	$3,820,000
September 2009	5,707	$23.19	5,707	$3,688,000

(1) All of the shares were purchased in open market transactions.

(2)    Our original $2,000,000 share repurchase program was announced August 17, 2004 and was increased on six subsequent occasions, most recently being increased by $4,000,000 on March 11, 2009. As of September 30, 2009, we had a maximum dollar value of $3,688,000 remaining for the future purchase of shares under the Stock Repurchase program.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote to security holders during the three months ended September 30, 2009.

ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6.  EXHIBITS

31.1

Section 302 Certification of Chief Executive Officer (1)

31.2

Section 302 Certification of Chief Financial Officer (1)

32.1

Section 906 Certification of Chief Executive Officer (1)

32.2

Section 906 Certification of Chief Financial Officer (1)

99.1

Investment Holdings Listing as of September 30, 2009 (1)

(1)

Filed herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Physicians Service Group, Inc.

Date: November 3, 2009	/s/ Marc J. Zimmermann
Marc J. Zimmermann, Chief Financial Officer