Form 10-K
period 2009-12-31
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 2010-03-03
CIK 724024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2009

☐

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:  001-31434

AMERICAN PHYSICIANS SERVICE GROUP, INC.

(Exact name of registrant as specified in its charter)

Texas	75-1458323
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification No.)

1301 Capital of Texas Highway, Suite C-300, Austin Texas	78746
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 328-0888

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.10 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

Series A Preferred Stock, $1.00 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act     Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐

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

Aggregate Market Value at June 30, 2010: $156,776,124

Indicate the number of shares outstanding of each of the registrant’s class of common stock, as of the latest practicable date.

Title of Each Class Common Stock, $.10 par value	Number of Shares Outstanding At February 26, 2010 6,852,607

Documents Incorporated By Reference

None

AMERICAN PHYSICIANS SERVICE GROUP, INC.

2009 Annual Report on Form 10-K

AMERICAN PHYSICIANS SERVICE GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements: of our plans, strategies and objectives for future operations; concerning new products, services, or developments; regarding future economic conditions, performance, or outlook; as to the outcome of contingencies; of beliefs or expectations; and of assumptions underlying any of the foregoing.

Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,”  “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect our management’s beliefs and assumptions only as of the date of the filing of this Annual Report on Form 10-K. We undertake no obligation, other than that imposed by law, to update forward-looking statements to reflect further developments or information obtained after the date of filing of this Annual Report on Form 10-K or, in the case of any document incorporated by reference, the date of that document.

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

The foregoing factors should not be construed as exhaustive and we caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this report. In addition to any risks and uncertainties specifically identified in the text surrounding forward-looking statements, you should consult our other filings under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, for factors that could cause our actual results to differ materially from those presented.

PART 1

ITEM 1.  Business.

General

We were organized in October 1974 under the laws of the State of Texas. Our principal executive office is at 1301 S. Capital of Texas Highway, Suite C-300, Austin, Texas 78746, and our telephone number is (512) 328-0888. Our website is www.amph.com. We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission, or the SEC. We also show details about stock trading by corporate insiders by providing access to SEC Forms 3, 4, and 5. Our stock trades on the NASDAQ Stock Market under the symbol “AMPH.” References in this annual report on Form 10-K to “we,” “our,” or “the Company” refer to American Physicians Service Group, Inc. and its subsidiaries.

We provide (1) insurance services, specifically medical professional liability insurance, and (2) financial services, including brokerage and other investment services to individuals and institutions.

Insurance Services Operations

Corporate Overview

Through our insurance subsidiary, American Physicians Insurance Company (“API”), we specialize in writing medical professional liability insurance for physicians and other healthcare providers.  API is authorized to do business in the States of Texas, where we have written business for over 33 years. We also are authorized and write business in Arkansas and Oklahoma. We became authorized to do business in Oklahoma in August 2007. We currently insure approximately 6,360 physicians and other healthcare providers, the vast majority of which are in Texas. Approximately 92% of our premiums are written through purchasing groups, which in Texas currently subjects us to less stringent state regulation of premium rates and policy forms. In 2009, approximately 5% and 3% of our premiums were written in Oklahoma and Arkansas, respectively.

Prior to April 1, 2007, we had operated as the attorney-in-fact manager for API since 1975.  On April 1, 2007, we acquired API in a stock transaction, thus combining our insurance management experience with an insurance underwriting entity to allow for the increased capacity for continued growth in existing markets and for expansion into new markets. The business combination was valued at $45,167,000, consisting of consideration of common and preferred stock of the Company, and was accounted for using the purchase method of accounting. The purchase price was allocated to assets acquired and liabilities assumed based on fair values at the date of acquisition. We are required to redeem at least $1 million of the preferred stock each calendar year until December 31, 2016, at which time all of the preferred stock must have been redeemed.

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

In consideration for performing services as the attorney-in-fact, API paid management fees to us equal to 13.5% of API’s earned premiums before payment of reinsurance premiums. In addition, any pre-tax profits of API would be shared equally with us (profit sharing) so long as the total amount of profit sharing did not exceed 3% of API’s earned premiums. As a result of our acquisition of API, the attorney-in-fact relationship ended and, after the first quarter of 2007, these management fees no longer affect our consolidated results of operations.

Since the acquisition of API, our results of operations are now directly affected by premiums we earn from the sale of medical professional liability insurance, investment income earned on assets we hold, insurance losses and loss adjustment expenses relating to the insurance policies we write as well as commissions and other insurance underwriting and policy acquisition expenses we incur. For both years ended December 31, 2009 and 2008, revenues and pre-tax earnings from our Insurance Services segment, represented approximately 88% of our total revenues and substantially all of pre-tax earnings. On a pro forma basis, as if the acquisition had occurred on January 1, 2007, revenues and pre-tax earnings from our Insurance Services segment would have contributed approximately 79% and 96% of our total revenues and pre-tax earnings, respectively, for the year ended December 31, 2007.

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

Revenues and Industry Overview

The information required by Regulation S-K Items 101(b) and 101(d) related to financial information about segments and geographic areas is contained in Note 21 of our accompanying consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.

We derive the majority of our revenues from earned premiums that result from issuing policies written on a claims-made basis to physicians, physician groups and other healthcare providers as well as income generated from our investment portfolio. Policies are written for a one-year term and premiums are earned on a pro-rata basis over the term of the policy. Upon termination of coverage, policyholders may purchase an extended reporting period (tail) policy for additional periods of time. These extended period coverage policy premiums are immediately earned when the policy is issued. The following table summarizes the written premiums by state for the years ended December 31, 2009 and 2008 (in thousands):

State	2009	2008
Texas	$59,914	$60,903
Oklahoma	3,569	1,970
Arkansas	1,947	1,244
Total	$65,430	$64,117

Our results from operations are primarily driven by underwriting results, which is measured by subtracting incurred loss and loss adjustment expenses and other underwriting expenses from net earned premiums. Net earned premiums exclude premiums ceded to reinsurers. Premiums ceded to reinsurers (ceded premiums) represent amounts paid to the reinsurance companies in return for the reinsurance company assuming a portion of the risk. Substantial underwriting losses could result in a curtailment or cessation of our operations. We utilize reinsurance to provide us with increased capacity to write additional risk and the ability to write specific risks within our capital resources and underwriting guidelines

Investment income is a result of the performance of our assets invested in fixed maturities securities and dividends received on equity securities. Investment income is impacted by the size of the portfolio and the rate of return, or yield, on the fixed maturities portfolio and is in addition to realized gains or losses on the sale of equity or fixed maturities securities.

The financial results of medical professional liability insurers are influenced by many factors including changes in severity and frequency of claims, changes in applicable laws and regulatory reform, changes in judicial attitudes towards liability claims, and changes in inflation, interest rates, general economic and competitive conditions.

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

As a result of tort reform, new competitors entered the Texas market while existing insurers grew their capital due to generally favorable underwriting results for policies covering post-tort reform periods. We believe these factors resulted in softening market conditions in Texas beginning in 2005. We continue to experience increased price competition from existing competitors in the Texas market.

Competition

Our primary competitors in Texas are Medical Protective Insurance Services Inc. (“MedPro”), (a subsidiary of Berkshire Hathaway), Texas Medical Liability Trust (“TMLT”), ProAssurance Corporation, The Doctors Company, Advocate MD Insurance of the Southwest, Inc. (a subsidiary of First Professionals Insurance Company or “FPIC”), and Texas Medical Liability Insurance Underwriting Association, which is the state-sponsored insurer of last resort. We consider these companies to be our competitors because they are the companies to which policyholders typically move when cancelling policies with us. In Arkansas, our primary competitors are State Volunteer Mutual Insurance Company (“SVMIC”) and FPIC and in Oklahoma, our primary competitors are Physicians Liability Insurance Company of Oklahoma (“PLICO”) and MedPro. We consider these companies competitors because they are the dominant insurance providers in Arkansas and Oklahoma. We compete with these companies on a variety of factors including price, customer service, expertise in claims handling, policy coverage, risk management services and financial strength. Many of our competitors have greater financial strength and broader resources than us. In premiums written and asset size, MedPro, TMLT, ProAssurance Corporation, SVMIC, FPIC and The Doctors Company are significantly larger than us. We believe that our long-term presence in the medical professional liability market, the physician involvement in our claims management process, our innovation in policy customization and our strong focus on customer relationship management allow us to successfully attract and retain insurance customers.

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

Marketing and Distribution

We market our insurance products through a direct sales force and an established network of independent insurance agents who have specialized knowledge in our markets. We have a long-standing relationship with one agency through which we wrote approximately 41% of our 2009 written premium. In addition to utilizing independent agents, we generated approximately 18% of our 2009 written premiums from policies sold directly to policyholders. Over 92% of our written premiums are generated in Texas with the remainder in Arkansas and Oklahoma. Our business is composed of both solo practitioners and physicians in group practices, which we define as three or more physicians in practice together. No single customer represented more than 4.1% of premiums written in 2009.

Approximately 92% of our sole practitioner and physician group premiums are written through purchasing groups, which can be any group of individuals with similar or related liability risks who form an organization, one of whose purposes is to purchase liability insurance coverage on a group basis. In some states, such as Texas, state insurance departments have less stringent regulation of premium rates and policy forms for insurance written through purchasing groups. However, the policies must contain the same legislatively mandated provisions included in the policies that the insurer must submit for approval on a regulated basis. Arkansas and Oklahoma are not exempt states and insurers selling to purchasing groups are subject to regulation on policy forms and insurance rates.

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

Throughout the underwriting process, we leverage our management reporting technology and our management team’s expertise to tailor policy and coverage terms. Our exclusive focus on medical professional liability insurance, supported by over 33 years of experience, allows us to design new product offerings and modify existing policy provisions, such as coverage limits, prior acts coverage, deductibles and experience renewal incentives, to service the unique needs of our policyholders while managing the risks we insure.

Claims Management

Our claims department manages claims arising from insurance policies we have underwritten. Our claims management team is comprised of nine claims managers who average 15 years of claims management experience. We utilize a claims committee which includes qualified physicians in various medical specialties to assess the medical standard of care and various strategies of defense and resolution for claims made against our policyholders. We utilize external defense counsel with experience in medical professional liability cases to consult with us on claims and to defend lawsuits based on claims. Our claims staff oversees external defense counsel’s defense strategy and execution.

All potential claims go through a process by which coverage is verified prior to the vice president of claims accepting and approving the opening of a claim file. Once a claim is opened, our claims specialists will review the medical information, type of injury, amount of damages, venue, other defendant exposure and other available information to recommend an initial claim reserve amount. The initial reserve is an estimate until more information is developed and is commonly set based on our experience with similar cases. As additional information is received, claims reserves are adjusted and any adjustment in excess of $100,000 must be approved by the vice president of claims. On an as needed basis, the vice president of claims and the medical director determine which claims reserved at $150,000 or greater or any other claims as deemed necessary are presented to the physicians on the claims committee to assess the medical standard of care and the defensibility of the case.

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

Investment Portfolio

As of December 31, 2009, total investments, at fair value, were $241,061,000 with $40,164,000 held at the holding company and the remainder at API.

Our entire fixed-income portfolio consists of investment grade securities rated “BBB” or higher by the Standard and Poor’s, Moody’s or Fitch rating agencies with the exception of one corporate bond and six collateralized mortgage obligations (“CMOs”) with a combined fair market value of approximately $2,455,000. The following table reflects the composition of our fixed-income portfolio by security rating category of the issuer, as of December 31, 2009. In cases where the rating agencies had a different rating assigned to a security, the classification in the table is the lower rating.

	Fair Value (in thousands)
Rating Category		Percentage
AAA / Aaa	$167,010	74%
AA / Aa	23,927	10%
A / A	22,547	10%
BBB	10,644	5%
Non-investment grade	2,455	1%
Total	$226,583	100%

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

Our Insurance Services segment employs an investment strategy that emphasizes asset quality to minimize the credit risk of our investment portfolio and also matches fixed-income maturities to anticipated claim payments and expenditures or other liabilities. The amounts and types of investments that may be made by our Insurance Services segment are regulated under the Texas Insurance Code. We utilize APS Asset Management, our investment advisor subsidiary, as our fixed-income advisor. We utilize two outside investment managers to manage our Insurance Services segment’s equity portfolio.

Insurance Ratings

Insurance-specific ratings represent the opinion of rating agencies about the financial strength of a company and its capacity to meet its insurance obligations. Many large medical professional liability insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other rating agencies to assist them in assessing the financial strength and overall quality of the company from which they purchase insurance. These ratings are based on factors most relevant to policyholders, agents and reinsurance intermediaries and are not specifically directed towards the protection of investors.  While these ratings may be of interest to investors, they are not recommendations to buy, sell or hold any security.

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

In connection with our acquisition of API, we entered into an agreement with the Texas Department of Insurance that prohibits API from paying dividends or other distributions to us with respect to API’s capital stock in any calendar year unless and until we have first complied with our redemption and dividend payment obligations to the holders of our Series A redeemable preferred stock for that year. Our agreement with the Texas Department of Insurance also provides that, until all of the Series A redeemable preferred stock has been fully redeemed and all dividends have been paid, API will not make aggregate annual dividends to us with respect to API’s common stock in excess of the lesser of 10% of API’s prior year-end policyholder statutory surplus or API’s prior year statutory net income, and in no event may such distributions exceed API’s statutory earned surplus.

Following the redemption of all of the Series A redeemable preferred stock, API’s ability to pay dividends and distributions to us on its capital stock will continue to be subject to rules and regulations generally applicable to Texas insurance companies. Under those regulations, API may not pay an “extraordinary” dividend, which is defined as any dividend or distribution, the fair market value of which, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of statutory surplus as of the prior year end or (ii) statutory net income for such prior year, until thirty days after the Insurance Commissioner of the State of Texas has received notice of such dividend and has either not disapproved such dividend within such thirty day period or approved such dividends within such thirty day period. In addition, API must provide notice to the Insurance Commissioner of all “ordinary” dividends and other distributions to shareholders within two business days after declaration and at least ten days prior to the proposed payment.

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

Although the amount and timing of future assessments are not predictable, such assessments under current state insurance regulations applicable to API are fully deductible from future premium taxes. As of December 31, 2009, API has $178,000 in guaranty fund assessment credits that are available to offset future premium taxes.

Risk-based Capital. In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners ("NAIC") has adopted a formula and a model law to implement risk-based capital (“RBC”) requirements to assess the minimum amount of capital that an insurance company needs to support its overall business operations and to assure that it has an acceptably low likelihood of becoming financially impaired. The RBC formula takes into account various risk factors including asset risk, credit risk, underwriting risk and interest rate risk. As the ratio of an insurer’s total adjusted capital and surplus decreases relative to its risk-based capital, the RBC laws provide for increasing levels of regulatory intervention such as supervision and rehabilitation, and culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called authorized control level. As of December 31, 2009, the RBC ratios for API are in excess of the levels that would require any regulatory or corrective action. The NAIC has set a “no action required level” if a company’s adjusted capital and surplus exceeds 200% of its RBC calculated surplus. Texas law requires certain trend testing if a company’s adjusted capital and surplus is less than 300% of its RBC calculated surplus. We had RBC calculated at an authorized control level of $5,940,000 and statutory capital and surplus of $103,241,000, or over 17 times the minimum amount required as of December 31, 2009.

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

Financial Services Operations

Corporate Overview

Through our Financial Services subsidiaries, we provide brokerage and investment services to institutions and high net worth individuals, trading and analysis of syndicated bank loans and trade claims, and management of fixed-income and equity assets for institutional and individual clients. We generally focus on niche markets within the financial industry where we can bring value to our customers by providing ideas, analysis and liquidity to under-followed or specialized investment situations. In our trading operations, we primarily act in a riskless principal or agent capacity, and carefully manage the limited amount of proprietary positions we assume.

The impact of our Financial Services segment upon total revenues and earnings of the Company has significantly decreased since our acquisition of API in April 2007, due primarily to the contribution of our acquired insurance operations and the decline in the financial services industry created by the global economic crisis. Since the acquisition of API, revenues generated from the Financial Services segment declined from 25% for the year ended December 31, 2007 to approximately 10% and 9% for the years ended December 31, 2009 and 2008, respectively. Similarly, the percentage of total pre-tax earnings contributed by our Financial Services segment declined to 7% for the year ended December 31, 2007. While our Financial Services segment returned to profitability in 2009 after a significant pre-tax loss in 2008, substantially all of our pre-tax earnings in 2009 were derived from our Insurance Services segment.

Through our broker-dealer subsidiary, APS Financial Corporation ("APS Financial"), we focus on providing fixed-income sales and trading services targeted to institutional customers such as hedge funds, mutual funds, insurance companies, other money managers and high net worth individuals. We have established a focus on high yield corporate bonds where our research analyst provides proprietary research and our sales and trading personnel provide trading services to these and other clients. We also provide trading services for other types of debt instruments requiring specialized knowledge and analytics, including mortgage and asset backed debt, municipal debt, investment grade corporate bonds and structured debt. We clear trades through Southwest Securities, Inc. on a fully disclosed basis and we pay a fee based on the number and type of transactions executed. APS Financial is a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Investor Protection Corporation (“SIPC”), and, in addition, is licensed in forty-four states and the District of Columbia.

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

APS Capital Corp. ("APS Capital") is our subsidiary dedicated to the trading of bank loans, trade claims and distressed private loan portfolios. APS Capital provides transaction services for trade claims and bank debt of institutions that are in distressed situations or have entered into bankruptcy. This subsidiary does not trade in securities and is not registered with FINRA or any other regulatory body. APS Capital locates and matches buyers and sellers of these instruments, rather than acquiring and re-selling the instruments directly for our own account.

In our Financial Services segments, we compete with other securities broker-dealers, financial advisory firms and registered investment advisors, as well as commercial banks and thrift institutions. Competition in the segment is principally based on the experience and relationships of our professionals, our ability to efficiently and effectively execute transactions, the price of our products and services, the quality and relevance of our research, our business reputation and the strength of our customer relationships. Many of the institutions we compete with are very well known firms in our markets with much greater financial resources than us.

There is also significant competition in the financial services industry for qualified employees. We compete with other securities firms for investment bankers, sales representatives, securities traders, analysts and other professionals. Our ability to compete effectively depends on our ability to attract, retain and motivate qualified employees.

Regulation

APS Financial and Asset Management are subject to extensive regulation under both federal and state laws. The SEC is the federal agency charged with administration of the federal securities and investment advisor laws. Much of the regulation of broker/dealers, however, has been delegated to self-regulatory organizations, principally FINRA and the national securities exchanges. These self-regulatory organizations adopt rules (subject to approval by the SEC) which govern the industry and conduct periodic examinations of member broker/dealers. Asset Management is an SEC registered investment advisor and subject to SEC examinations.  APS Financial is also subject to regulation by state and District of Columbia securities commissions.

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

APS Financial, as a registered broker/dealer and FINRA member organization, is required by federal law to belong to SIPC. When the SIPC fund falls below a certain minimum amount, members are required to pay annual assessments in varying amounts not to exceed 0.5% of their adjusted gross revenues to restore the fund. The SIPC fund provides protection for customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances. Customer accounts managed by Asset Management are maintained with registered broker dealers who are members of SIPC.  APS Financial maintains its customer assets with Southwest Securities, Inc., which provides SIPC and purchased supplemental coverage with protection of $20 million per account with an aggregate limit of $80 million.

Employees

As of December 31, 2009 we employed, on a full time basis, approximately 99 persons, including 60 in our Insurance Services segment, 27 in our Financial Services segment, and 12 at the holding company level. We consider our employee relations to be good. None of our employees is represented by a labor union and we have experienced no work stoppages.

Executive Officers of the Registrant

As of March 1, 2010, our executive officers were as follows:

Name	Age	Position(s)
Kenneth S. Shifrin	60	Chairman of the Board and Chief Executive Officer, Director
Timothy L. LaFrey	54	President and Chief Operating Officer, Director
Marc J. Zimmermann	40	Senior Vice President and Chief Financial Officer

Our officers serve until the next annual meeting of our directors and until their successors are elected and qualified (or until their earlier death, resignation or removal).

Mr. Shifrin has been our chairman of the board since March 1990. He has been our chief executive officer since March 1989 and he was our president from March 1989 until April 2007. He was also our chief operating officer from June 1987 to February 1989. He has been a member of the board of directors since February 1987. From February 1985 until June 1987, Mr. Shifrin served as our senior vice president – finance and treasurer. Mr. Shifrin is a director of HealthTronics, Inc. (NASDAQ: HTRN). He was vice chairman of HealthTronics, Inc. from November 2004 to March 2006, and served as the chairman of the board of Prime Medical Services, Inc. from 1989 until its merger into HealthTronics, Inc. in November 2004. Mr. Shifrin is a member of the World Presidents Organization.

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

Mr. Zimmermann has been our senior vice president and chief financial officer since November 2007. He rejoined the Company in August 2003 as chief financial officer of API. He had previously been with the Company from 1997 to 1998 as director of business development of API. Prior to rejoining us, he was with Jefferson Wells, a financial and technology consulting firm. From January 1992 through February 1997, he was employed by Arthur Andersen LLP. Mr. Zimmermann is a certified public accountant.

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

Item 1A. Risk Factors.

RISK FACTORS

There are a number of factors, many beyond our control, which may cause results to differ significantly from our expectations. There may also be a number of factors not described in this report that could also cause results to differ from our expectations. Any factor described in this report could by itself, or together with one or more other factors, have a negative effect on our business, results of operations and/or financial condition. The most significant of these risks and uncertainties are listed below. You should consider carefully these risks together with all of the other information included in this Annual Report on Form 10-K and the documents that we have incorporated by reference.

Our reliance on key executives could affect our results of operations.

We believe that our success depends on the efforts and abilities of our relatively small group of executive officer personnel. The loss of services of one or more of these key executives could have a material adverse effect on our business. We do not maintain key man life insurance on any of our key executives. In 2000, Kenneth S. Shifrin, our chairman and chief executive officer, was diagnosed with chronic lymphocytic leukemia and he received chemotherapy treatment during 2007. Although he is currently in remission, a worsening of the effects of this condition could reduce our access to Mr. Shifrin’s services, which could adversely affect our business.

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

The ability of API to pay dividends to us or redeem any of the API preferred stock that we hold is subject to regulation by the Texas Department of Insurance. In addition to restrictions on dividends and distributions applicable to all Texas stock insurance companies, for so long as any Series A redeemable preferred stock is outstanding, the Texas Department of Insurance prohibits API from paying dividends or other distributions to us in respect of API’s capital stock that we hold in any calendar year unless and until we have complied with our redemption and dividend payment obligation to the holders of our Series A redeemable preferred stock for that year. Our agreement with the Texas Department of Insurance also provides that, until all of our Series A redeemable preferred stock has been fully redeemed and all dividends have paid, API will not make aggregate annual dividends to us with respect to API’s capital stock in excess of the lesser of 10% of API’s prior year-end policyholder statutory surplus or API’s prior year statutory net income, and in no event may such distributions exceed API’s statutory earned surplus. The dividend restriction for calendar year 2008 and 2009, based on API’s prior year ended statutory surplus was $7,717,000 and $8,804,000, respectively, and for those respective years dividends paid to us were $7,377,000 and $8,804,000. For the calendar year 2010, the anticipated dividend restriction is $10,324,000, based on 2009 year-end statutory surplus, and through March 1, 2010, no dividends have yet been paid to us. Accordingly, our subsidiaries may not be able to pay funds to us and, even if paid such funds may not be sufficient to enable us to meet our obligations.

We are exposed to credit risk, equity price risk and interest rate risk and as a result, our revenues may fluctuate with interest rates, investment results and developments in the securities markets such as the recent economic crisis.

We are principally exposed to three types of market risk related to our investment portfolio: credit risk, equity price risk and interest rate risk. We have exposure to credit risk primarily as a holder of fixed-income securities. Equity securities are subject to equity price risk, which is defined as the potential for loss in market value due to a decline in equity prices. A decline in the value of equity securities, evidenced by lower prices traded for the common stock of these companies, might occur for several reasons, including poor financial performance, obsolescence of the service or product provided or any other news deemed to be negative by the investing public. A decline in the value of our fixed maturities securities might occur for the same reasons above as well as due to an increase in interest rates. A material decline, other than temporary, in the value of any of our fixed maturities or equity securities or a going-concern problem regarding an issuer could have a material adverse effect on our financial condition and results of operations.

The values of our fixed-income securities are also subject to interest rate and other risks. As interest rates decrease, the value of the portfolio increases with the opposite holding true in rising interest rate environments.  All of our fixed-income securities are designated as available-for-sale and, accordingly, are presented at fair value on our balance sheet. Fixed-income securities may have their fair market value adversely affected due to a change in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

The financial environment globally and in the United States continues to experience significant volatility. Our investment portfolio and the fair value of our investment holdings has been affected by these poor economic conditions and recent changes in the financial and credit markets, and we rely on the investment income produced by our investment portfolio to contribute to our profitability. Future changes in interest rates and credit quality caused by a continued market downturn may result in fluctuations in the income derived from, the valuation of, and in the case of declines in credit quality, payment defaults on our fixed maturities securities, which could have a material adverse affect on our financial condition, liquidity or results of operations.  Our investment portfolio is also subject to credit and cash flow risk, including risks associated with our investments in mortgage-backed securities. Because our investment portfolio is the largest component of our consolidated balance sheet, further deterioration of the economy and the financial and credit markets could result in additional other-than-temporary impairments that are material to our financial condition and operating results. For examples, such economic changes could arise from overall changes in the financial markets or specific changes to industries, companies or municipalities in which we maintain our investment holdings. For the years ended December 31, 2009, 2008 and 2007, we recorded $2,345,000, $7,587,000 and $5,259,000 of other-than-temporary impairments (“OTTI”), respectively.

Changes in interest rates as well as continued market instability due to a prolonged economic crisis could also have an impact at our broker-dealer subsidiary, APS Financial. Since revenues at APS Financial are primarily recorded based on trading fixed-income securities, the general level of interest rates trending higher or lower in 2010 could impact our level of business in different fixed-income sectors and thus negatively affect our commission earned. A volatile interest rate environment or continued poor economic conditions in 2010 could continue to impact our financial services business as this type of market condition can lead to investor uncertainty and their corresponding willingness to commit funds.

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

Anti-takeover provisions in our organizational documents and Texas law could prevent or delay a change in control.

Certain anti-takeover provisions applicable to our governance could prevent or delay an acquisition of our business at a premium price or at all. These provisions are contained in our articles of incorporation. Others are contained in the Texas statutory law governing corporations. These provisions may have the effect of delaying, making more difficult or preventing a change in control or acquisition of the Company by means of a tender offer, a proxy contest or otherwise. These provisions are expected to discourage certain types of coercive takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of the Company first to negotiate with us.

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

Sections 21.601 through 21.610 of the Texas Business Organizations Code provide that a Texas corporation may not engage in certain business combinations, including mergers, consolidations, and asset sales, with a person, or an affiliate or associate of such person, who is an “affiliated shareholder” (generally defined as the holder of 20% or more of the corporation’s voting shares) for a period of three years from the date such person became an affiliated shareholder unless (i) the business combination or purchase or acquisition of shares made by the affiliate shareholder was approved by the board of directors of the corporation before the affiliated shareholder became an affiliated shareholder; or (ii) the business combination was approved by the affirmative vote of the holders of at least two-thirds of the outstanding voting shares of the corporation not beneficially owned by the affiliated shareholder, at a meeting of shareholders called for that purpose, not less than six months after the affiliated shareholder became an affiliated shareholder. This anti-takeover statute may have the effect of inhibiting a non-negotiated merger or other business combination involving us, even if such event(s) would be beneficial to our shareholders.

Our geographic concentration means that our Insurance Services business performance may be affected by economic, regulatory and demographic conditions of our operations within the State of Texas.

Our insurance business is concentrated in Texas, in which we generated 92%, 95% and 99% of premiums written by API for the years ended December 31, 2009, 2008 and 2007, respectively. Accordingly, unfavorable economic, regulatory and demographic conditions in Texas would negatively impact our business. We focus exclusively on medical professional liability insurance. In the event there is meaningful change in the existing legislation and claims environment, our financial condition and results of operations could be adversely affected. We may be exposed to greater risks than those faced by insurance companies that conduct business over a larger geographic area. For example, our geographic concentration could subject us to pricing pressure as a result of market or regulatory forces only applicable to Texas.

Our Insurance Services business is highly competitive and many of our competitors have greater financial, marketing, technological and other resources.

The insurance industry is highly competitive. Many of our competitors possess greater financial, marketing, technological and other resources. We may not be able to continue to compete successfully.

All of our revenue from the Insurance Services segment is attributable to API. Our primary competitors in Texas are MedPro (a subsidiary of Berkshire Hathaway), TMLT, ProAssurance Corporation, The Doctors Company, Advocate MD Insurance of the Southwest, Inc. (a subsidiary FPIC), and Texas Medical Liability Insurance Underwriting Association, which is the state-sponsored insurer of last resort. We consider these companies to be our competitors because they are the companies to which policyholders typically move when cancelling policies with us. In Arkansas, our primary competitors are SVMIC and FPIC and in Oklahoma, our primary competitors are PLICO and MedPro. We consider these companies to be our competitors because they are the dominant insurance providers in Arkansas and Oklahoma. We compete with these companies on a variety of factors including price, customer service, expertise in claims handling, policy coverage, risk management services and financial strength. Many of our competitors have greater financial strength and broader resources than us. In premiums written and asset size, MedPro, TMLT, ProAssurance Corporation, SVMIC, FPIC and The Doctors Company are significantly larger than us.  We do not have the capacity to write the volume of business equal to that of some of the other major carriers. With the implementation of tort reform in late 2003, additional companies entered the Texas market, resulting in further increases in competition. As a result of this increased competition and the effects of tort reform, we continue to face price pressure on both existing renewals and new business.

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

For the past five years, the medical professional liability insurance industry has faced a soft insurance market that has generally resulted in lower premium rates. During this five-year period, API’s rates have decreased by approximately 9% in 2005, 18% in 2006, 14% in 2007, 6% in 2008 and 4% in 2009. We cannot predict whether, or the extent to which, the recent decreases in premium rates will continue. However, any decrease in rates will reduce our revenues and cash flow from operations and may materially and adversely affect our liquidity and results of operations.

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

Our premium rates are established when coverage is initiated and based on factors that include estimates of expected losses generated from the policies we underwrite. We analyze many factors when pricing a policy, including the policyholder’s prior loss history, medical specialty and practicing territory. If we under-price our insurance policies, actual costs for providing insurance coverage to policyholders may be significantly higher than associated premiums. We have limited experience in Oklahoma and Arkansas which further could impact our ability to effectively price our insurance policies in these states. When initiating coverage on a policyholder, we must rely on information provided by the policyholder or previous carriers to properly estimate future claims exposure. If any information is inaccurate, we could under-price our policies by using claims estimates that are too low. As a result, actual costs for providing insurance coverage to policyholders may be significantly higher than associated premiums. We assume the risk that policies in force were written at inadequate premium rates.

If our relationships with certain of our independent agencies, one of which accounts for a significant part of our business, were terminated, our financial condition and results of operations could be materially adversely affected.

We market and sell our insurance products through a small direct sales force and a group of approximately 42 active independent, non-exclusive insurance agents. For the year ended December 31, 2009, approximately 41% of our gross premiums written were produced by one agency.

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

Thus, our relationships with our agent partners may not continue or may continue under terms that are not as favorable to us as our current agreements. Also, if we do not maintain good relationships with the agents with whom we contract to sell our products, these agents may sell our competitors’ products instead of ours or may direct less desirable risks to us, and our revenues or profitability may decline. In addition, these agents may find it easier to promote the broader range of programs of some of our competitors than to promote our single-line medical professional liability insurance products. The loss of a number of our independent agents or the failure of these agents to successfully market our products could result in lower gross premiums written and have a material adverse effect on our financial condition and results of operations if we are unable to replace them with agents that produce comparable premiums.

Loss reserves in our Insurance Services business are based on estimates and may be inadequate to cover actual loss and loss adjustment expenses.

We must establish and maintain reserves for our estimated liability for losses and loss adjustment expenses in our Insurance Services business. We establish loss reserves in our financial statements that represent an estimate of amounts needed to pay and administer claims with respect to insured events that have occurred, including events that have not yet been reported to us. Loss reserves are estimates of the ultimate cost of individual claims based on actuarial estimation techniques and are inherently uncertain. Judgment is required in applying actuarial techniques to determine the relevance of historical payment and claim closure patterns under current facts and circumstances. We periodically review our established reserves and may adjust reserves based on the results of these reviews. If we change our estimates, these changes are reflected in results of operations during the period in which they are made. These adjustments could be significant and could be inadequate to cover actual loss and loss adjustment expenses. Reserve inadequacy could be more likely in Oklahoma and Arkansas as we have limited experience establishing loss reserves for business in these states.

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

The effects of tort reform have been generally beneficial to our insurance business. However, such reforms may not remain effective or ultimately be upheld by the courts. In the event that we begin experiencing an increase in claims frequency and/or severity, we will have to respond with corresponding increases to premium rate levels and may affect our ability to expand our Insurance Services business in the Texas marketplace. In addition, the benefits of tort reform may be accompanied by regulatory actions by state insurance authorities that may be detrimental to our insurance business, such as expanded coverage requirements and premium rate limitations or rollbacks.

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

From April 1, 2007, the date of acquisition of API, through December 31, 2007, we recorded favorable development to ceded premiums of $10,888,000 primarily related to prior variable premium reinsurance treaties as a result of lower estimated loss and loss adjustment expenses for treaty years 2002 through 2006. For the year ended December 31, 2008, we recorded favorable development to ceded premiums of $6,802,000 primarily related to prior variable premium reinsurance treaties as a result of lower estimated loss and loss adjustment expenses for treaty years 2002 through 2007. For the year ended December 31, 2009, we recorded favorable development to ceded premiums of $4,351,000 primarily related to prior variable premium reinsurance treaties as a result of lower estimated loss and loss adjustment expenses for treaty years 2002 and 2006 through 2008. Prior-year favorable experiences on our variable premium reinsurance contracts may not continue to result in favorable adjustments to ceded premiums.

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

As of December 31, 2009, we had recorded a balance sheet asset, “Other Amounts Receivable Under Reinsurance Contracts” of $785,000 and a balance sheet liability, “Funds held under reinsurance treaties” of $2,379,000, which represent the differences between the estimates of ultimate reinsurance premiums ceded amounts for the 2002 through 2008 treaty years as compared to the amounts paid on a provisional basis. A decline in the financial condition of any of our reinsurers could result in a default of their obligations to reimburse us amounts due on our variable premium reinsurance contracts.

Market conditions could cause reinsurance to be more costly or unavailable for our Insurance Services business.

As part of our overall risk management strategy, we currently purchase reinsurance to control exposure to potential losses arising from large risks, and to have additional capacity for growth. If we are unable to maintain our current reinsurance coverage or to obtain other reinsurance coverage in adequate amounts and at favorable rates we may be adversely affected by losses or have to reduce the amount of risk we underwrite.

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

Our Insurance Services business derives substantially all of its medical professional liability insurance premiums from physicians and other individual healthcare providers, physician groups and smaller healthcare facilities. Significant attention has recently been focused on reforming the healthcare industry at both the federal and state levels. In recent years, a number of factors related to the emergence of managed care have negatively affected or threatened to affect the practice of medicine and economic independence of medical professionals. Medical professionals have found it more difficult to conduct a traditional fee-for-service practice and many have been driven to join or contractually affiliate with provider-supported organizations. Such change and consolidation may result in the elimination of, or a significant decrease in, the role of the physician in the medical professional liability insurance purchasing decision and could reduce our medical professional liability insurance premiums, as groups of insurance purchasers may be able to retain more risk. The passage of a significant healthcare reform bill could have a material adverse impact on our Insurance Services business.

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

In many instances APS Financial, our broker-dealer subsidiary, competes directly with these organizations. In addition, there is competition for investment funds from the real estate, insurance, banking and thrift industries. APS Financial competes for brokerage transactions principally on the basis of our research, our reputation in particular markets, and the strength of our client relationships.

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

Our Financial Services businesses, like other securities firms, are directly affected by economic and political conditions, broad trends in business and finance and changes in volume and price levels of securities transactions. Over the last several years, the U.S. securities markets have experienced significant volatility, most recently with the current economic crisis. As we saw in 2009 and 2008, a prolonged economic crisis and continued market downturn could have a negative impact at our broker-dealer subsidiary, APS Financial, if customers are cautious about committing funds or selling their existing market positions. Since revenues at APS Financial are primarily recorded as commissions earned on the trading of fixed-income securities, a decrease in our trading volume will result in a revenue decline. Also, when trading volume is low, our profitability is adversely affected because our overhead remains relatively fixed, despite lower compensation costs associated with commission revenues. Severe market fluctuations in the future could have a material adverse effect on our business, financial condition and operating results. Certain of our competitors with more diverse product and service offerings might withstand such a downturn in the securities industry better than we would.

Our Financial Services business is subject to extensive government regulation.

The securities industry is subject to extensive governmental supervision, regulation and control by the SEC, state securities commissions and self-regulatory organizations, which may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of APS Financial or any of its officers or employees. FINRA regulates our Financial Services business’ marketing activities. FINRA can impose certain penalties for violations of its advertising regulations, including censures or fines, suspension of all advertising, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or any of its officers or employees.

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

For losses due to impairment, APS Capital may be liable for the portion of its potential profit on a trade that is proportional to any part of a traded claim that is subsequently impaired, offset, disallowed, subordinated, or subject to disgorgement (an “impairment”). Trade claims are private debt instruments representing claims by creditors against a debtor in bankruptcy. On occasions, when a trade claim has been allowed by a final, non-appealable court order, APS Capital may provide impairment protection for the full amount of a traded claim. In this case, it is possible that (1) a claim is impaired and (2) APS Capital may be unable to recover the impairment from any prior assignor of the claim.

In the process of trading or negotiating bank debt and trade claims, APS Capital is also subject to general litigation risk, which may result from disputes that arise during its trading process or from trades. APS Capital is currently party to litigation related to a disputed bankruptcy trade claim.  As a result, in 2008 we recorded an amount we believe to be sufficient to cover any future settlement regarding this disputed trade claim.

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

We are currently implementing and undergoing an information and technology system conversion from our legacy system. The failure of our current system or failure to successfully implement and roll-out our new policy and claims system, could interrupt our operations or materially affect our ability to evaluate and write new and renewal business, accurately and timely invoice policyholders and/or compromise our ability to pay claims in a timely manner.  In our Financial Services business, if our systems or any other systems provided by third-parties result in the trading process slowing down significantly or failing even for a short time, our Financial Services customers would suffer delays in trading, potentially causing substantial losses and possibly subjecting us to claims for such losses or to litigation claiming fraud or negligence. Any systems failure that interrupts our operations could negatively impact our business, financial condition and operating results.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We lease approximately 32,300 square feet of office space in an office project at 1301 S. Capital of Texas Highway, Suite C-300, Austin, Texas as our principal executive offices.

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

Item 4.  Reserved

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

	2009		2008
	High	Low	High	Low
First Quarter	$21.45	$18.12	$20.97	$16.48
Second Quarter	$22.70	$18.77	$23.92	$19.17
Third Quarter	$23.68	$21.32	$23.31	$18.50
Fourth Quarter	$25.68	$22.36	$22.00	$16.42

In each of the years 2009, 2008 and 2007, we declared cash dividends of $0.30 per share of common stock amounting to total cash outlays of approximately $2,028,000, $2,096,000, and $1,416,000, respectively. Prior to 2004, we had never declared or paid any cash dividends on our common stock. The declaration and payment of any future dividends on our common stock would be at the sole discretion of our Board of Directors, subject to our financial condition, capital requirements, future prospects and other factors deemed relevant. Also, under the terms of our mandatorily redeemable preferred stock, we cannot pay any common dividends in any year until we have redeemed at least $1 million of our preferred shares and paid the 3% dividend thereon.

Performance Graph

The graph below compares, assuming $100 was invested on December 31, 2004 and assuming the reinvestment of any dividends, our cumulative total shareholder return with the total shareholder returns of all NASDAQ stocks (the “NASDAQ Total”) and of all stocks (the “Peer Index”) contained in the NASDAQ Financial and Insurance indexes, with each index being given equal weight.

Authorized Capital Stock

Our authorized capital stock consists of 20,000,000 shares of common stock, par value $0.10 per share, and 1,000,000 shares of preferred stock, par value $1.00 per share.

Common Stock

As of February 26, 2010, there were approximately 6,853,000 shares of common stock outstanding that were held of record by approximately 3,400 shareholders.

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

Series A Redeemable Preferred Stock

Our board of directors has established and provided for the issuance of a series of preferred stock, designated as the “Series A redeemable preferred stock,” which consists initially of 10,500 authorized shares. The shares of Series A redeemable preferred stock were authorized and issued in connection with our acquisition of API. As of February 26, 2010, there were approximately 7,000 shares of our Series A redeemable preferred stock, par value $1.00 per share, outstanding, that were held of record by approximately 2,200 shareholders.

Holders of Series A redeemable preferred stock are entitled to cumulative dividends thereon at the rate of 3% per annum payable on the remaining redemption value per share, in priority to the payments of dividends on the common shares. Holders of Series A redeemable preferred stock have no preemptive rights and have the same voting rights as the holders of our common stock. The shares are non-certificated and mandatorily redeemable. They must be redeemed ratably at not less than $1 million per year, with all outstanding shares being redeemed by December 31, 2016. In the event of any liquidation, the holders of Series A redeemable preferred stock receive an amount equal to the remaining redemption value plus accrued dividends before any distribution is made to the holders of our common stock. In 2007, 1,019 shares of our Series A redeemable preferred stock were redeemed for $1,058,000, which included dividends of $40,000. In 2008, 1,104 shares of our Series A redeemable preferred stock were redeemed for $1,368,000, which included dividends of $297,000. In 2009, 1,075 shares of our Series A redeemable preferred stock were redeemed for $1,230,000, which included dividends of $177,000.

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

Pursuant to its regulatory authority, the Texas Department of Insurance prohibits API from paying dividends to us on our common stock, or redeeming any of our preferred stock that is held by us, in any calendar year unless and until we have complied with the redemption and dividend payment obligation to the holders of our Series A redeemable preferred stock for that year. Furthermore, our agreement with the Texas Department of Insurance also provides that, until all of the Series A redeemable preferred stock has been fully redeemed and all dividends thereon have been paid, API will not make aggregate annual dividends to us with respect to API’s capital stock in excess of the lesser of 10% of API’s prior year-end policyholder statutory surplus or API’s prior year statutory net income, and in no event may such distributions exceed API’s statutory earned surplus.

Equity Compensation Plans

We have adopted, with shareholder approval, a stock option plan pursuant to which we grant stock options to our directors, key employees and consultants and advisors. In addition, we have also adopted a deferred compensation plan allowing for additional ownership of our common stock by our directors, key employees and consultants.

The following table represents securities authorized for issuance under those equity compensation plans, as further described in Note 16 and Note 17 to the consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights.	Weighted-average exercise price of outstanding options, warrants and rights.	Number of securities remaining available for future issuance under equity compensation plans. Excluding securites reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	922,000	$17.87 Note 1	417,000 Note 2
Equity compensation plans not approved by security holders	none	none	none
Total	922,000	$17.87	417,000

Note 1: Average price is for the 774,000 shares under the Stock Option Plan only, as 149,000 shares in the Deferred Compensation Plan ("deferred shares") are outright grants. Deferred shares are reflected in the financial statements at the grant date.

Note 2: As of December 31, 2009 there are 348,000, shares remaining in the Stock Option Plan and 69,000 shares remaining in the Deferred Compensation Plan.

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

Our original $2,000,000 share repurchase program was announced August 17, 2004 and was increased in $2,000,000 increments on December 12, 2005 and on June 30, 2006, by $1,000,000 on September 7, 2007 and by $4,000,000 on each of March 5, 2008, October 1, 2008 and March 11, 2009. The share repurchase program does not have an expiration date.

The following table reflects stock repurchases under the share repurchase program during the fourth quarter of 2009:

Period	(a) Total Number of Shares Purchased (Note 1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or approximate Dollar Value of Shares) that May Yet be Purchased Under the Plans or Programs

Oct. 1, 2009 - Oct. 31, 2009	1,524	$22.63	1,524	$3,653,000
Nov. 1, 2009 - Nov. 30, 2009	5,698	$22.69	5,698	$3,524,000
Dec. 1, 2009 - Dec. 31, 2009	27,636	$22.78	27,636	$2,894,000

Note (1): All of the 34,858 shares purchased during the fourth quarter were acquired in open market transactions.

For the period January 1, 2010 through February 26, 2010, 23,608 shares were repurchased in open market transactions at an average price of $22.02 per share leaving a maximum dollar value of $2,374,000 remaining for the future purchase of shares under the share repurchase program.

Item 6.  Selected Financial Data

The following table sets forth selected historical financial and operating data for the Company and is derived from our consolidated financial statements which management believes incorporate all of the adjustments necessary for the fair presentation of the financial condition and results of operations for such periods in accordance with GAAP. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere in this report. Actual financial results through December 31, 2009 may not be indicative of future financial performance.

There have been significant changes in the type of information reported and the presentation format as a result of the acquisition of API effective April 1, 2007, since we effectively became an insurance company as a result of the transaction. With the acquisition of API, our consolidated revenue and earnings are predominately derived from medical professional liability insurance provided through our Insurance Services segment. Prior to April 1, 2007, the historical results of operations of our Insurance Services segment were determined by the management fees we received from API pursuant to a management agreement and the expenses incurred in managing API’s operations such as personnel expenses, rent, office expenses and technology costs. The management agreement obligated API to pay management fees to us based on API’s earned premiums before payment of reinsurance premiums. The management fee percentage was 13.5% of API’s earned premiums. In addition, any pre-tax profits of API were shared equally with us (profit sharing) so long as the total amount of profit sharing did not exceed 3% of earned premiums. When we acquired API, our management agreement with API was terminated and our consolidated results of operations are no longer affected by management fees from API; but, rather our results of operations are now directly affected by premiums API earns from the sale of medical professional liability insurance, investment income earned on assets held by API, insurance losses and loss adjustment expenses relating to the insurance policies API writes as well as commissions and other insurance underwriting and policy acquisition expenses API incurs.

Selected Consolidated Historical Financial and

Operating Data of American Physicians Service Group, Inc.

	Year ended December 31,
(in thousands except per share data)	2009	2008	2007	2006	2005
Income Statement Data:
Gross premiums written	$65,430	$64,117	$50,120	$-	$-
Premiums ceded	2,309	1,543	4,813	-	-
Net premiums written	67,739	65,660	54,933	-	-
Net premiums earned	68,183	64,081	56,039	-	-
Investment income, net of investment expenses	10,109	11,999	8,693	915	587
Net realized capital gains (losses) and OTTI	(2,532)	(7,749)	(5,256)	155	3,103
Management services	60	88	3,803	15,555	15,514
Financial services	8,021	6,193	21,056	16,850	18,325
Other revenue	170	137	68	89	122
Total revenues	84,011	74,749	84,403	33,564	37,651
Losses and loss adjustment expenses	24,978	18,569	13,695	-	-
Other underwriting expenses	11,061	11,074	8,320	-	-
Change in deferred acquisition costs	165	14	(110)	-	-
Management services expenses	-	-	3,823	11,262	10,262
Financial services expenses	7,905	9,749	19,030	15,157	16,273
General and administrative expenses	5,202	5,752	5,459	2,106	2,603
Impairment of goodwill	-	-	1,247	-	-
Total expenses	49,311	45,158	51,464	28,525	29,138
Income from operations	34,700	29,591	32,939	5,039	8,513
Income tax expense	11,835	10,428	11,929	1,839	3,039
Non-controlling interests	-	-	1	6	14
Net income before extraordinary gain	22,865	19,163	21,009	3,194	5,460
Extraordinary gain, net of tax	-	-	2,264	-	-
Net income	$22,865	$19,163	$23,273	$3,194	$5,460

Net Income per common share
Basic:
Net income before extraordinary gain	$3.30	$2.69	$3.80	$1.15	$2.03
Extraordinary gain	-	-	0.41	-	-
Net income	$3.30	$2.69	$4.21	$1.15	$2.03

Diluted:
Net Income before extraordinary gain	$3.26	$2.64	$3.69	$1.09	$1.86
Extraordinary gain	-	-	0.40	-	-
Net income	$3.26	$2.64	$4.09	$1.09	$1.86

(in thousands except per share data)	Year ended December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Cash and cash equivalents and investments	$259,338	$231,769	$223,193	$25,299	$24,494
Premiums receivable	15,678	17,186	15,946	-	-
Reinsurance recoverables	9,682	15,293	24,554	-	-
All other assets	15,074	19,306	19,105	10,977	9,011
Total Assets	299,772	283,554	282,798	36,276	33,505
Reserve for losses and loss adjustment expenses	88,668	92,141	101,606	-	-
Unearned premiums	36,341	36,785	35,417	-	-
Mandatorily redeemable preferred stock	6,679	7,568	8,554	-	-
All other liabilities	8,874	10,595	13,241	6,687	5,783
Total Liabilities	140,562	147,089	158,818	6,687	5,783
Non-controlling interests	-	-	-	21	15
Total Shareholders' Equity	$159,210	$136,465	$123,980	$29,568	$27,707
Total common shares outstanding (in thousands)	6,876	7,014	7,214	2,818	2,784
Book Value per share	$23.15	$19.46	$17.19	$10.49	$9.95

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

General

We provide, through our wholly-owned subsidiaries, (1) insurance services, specifically medical professional liability insurance, in Texas, Oklahoma and Arkansas and (2) financial services, including brokerage and investment services to institutions and high net worth individuals.

Insurance Services.

API provides medical professional liability insurance primarily in Texas, where it has written business for over 33 years. API is authorized to do business in the States of Texas, Arkansas and Oklahoma and specializes in writing medical professional liability insurance for physicians and other healthcare providers. API became authorized to do business in Oklahoma in August 2007. Historically, we operated as the attorney-in-fact manager for API since 1975. In April 2007, we acquired API, thus combining our insurance management experience with an insurance underwriting entity to allow for the increased possibility for expansion into new markets and for continued growth in existing markets.

Financial Services.

Through our subsidiaries, APS Financial Corporation, or APS Financial, APS Capital Corp., or APS Capital, and APS Asset Management, Inc., or Asset Management, we provide our brokerage and investment services to institutions and high net worth individuals.

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

Our Insurance Services segment issues policies written on a claims-made basis. A claims-made policy provides coverage for claims reported during the policy year. Policies are written for a one-year term and premiums are earned on a pro rata basis over the term of the policy. Unearned premiums are determined on a monthly pro rata basis. Upon termination of coverage, policyholders may purchase an extended reporting period, or tail, endorsement for additional periods of time. These extended reporting period coverage endorsement premiums are earned when written.

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

Fair value is used on a recurring basis for our equity and fixed maturity, available-for-sale securities in which fair value is the primary basis of accounting. Fair value for these securities is the market value based on quoted market prices, when available (Level 1) or quoted prices for similar assets or liabilities in active markets or market prices obtained from third-party pricing services for identical or comparable assets (Level 2). Certain assets and liabilities are not actively traded in observable markets with listed prices or quotes and we must use alternative valuation techniques based on independent dealer quotes on the security, our own assumptions including internal pricing models and professional judgment to derive a fair value measurement (Level 3). In these instances when significant valuation assumptions are not readily observable in the market, instruments are valued based on the best available data to approximate fair value. This data would consider a risk premium that a market participant would require. We use prices and inputs that are current as of the measurement date, including periods of market dislocation. Typically, during periods of market dislocation, the observability of prices and inputs may be reduced for the instruments we hold. This condition could cause an instrument to be reclassified to a lower level during any given period. For additional discussion regarding fair value measurement, see Note 9 to the financial statements included herein.

Investments. In April 2009, the FASB also issued FASB ASC 320-10, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”), which replaces the requirement in FASB ASC 320-10, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” for management to assert that it has the intent and ability to hold an impaired fixed maturity security until recovery with the requirement that management assert if it either has the intent to sell the fixed maturity security or if it is more likely than not the entity will be required to sell the fixed maturity security before recovery of its amortized cost basis.

When assessing our intent to sell a fixed maturity security or if it is more likely that we will be required to sell a fixed maturity security before recovery of its cost basis, we evaluate facts and circumstances such as, but not limited to, decisions to reposition our security portfolio, sale of securities to meet cash flow needs and sales of securities to capitalize on favorable pricing.  In order to determine the amount of the credit loss for a fixed maturity security, we calculate the recovery value by performing a discounted cash flow analysis based on the expected future cash flows we anticipate to recover.  The discount rate is the original yield or the effective yield if the fixed maturity security was previously impaired.  If an OTTI exists and we have the intent to sell the security, we conclude that the entire OTTI is credit-related and the amortized cost for the security is written down to current fair value with a corresponding charge to realized loss on our Consolidated Statements of Operations.  If we do not intend to sell a fixed maturity security or it is not more likely than not we will be required to sell a fixed maturity security before recovery of its amortized cost basis but the present value of the cash flows expected to be collected is less than the amortized cost of the fixed maturity security (referred to as the credit loss), we conclude that an OTTI has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to realized loss on our Consolidated Statements of Operations, as this is also deemed the credit portion of the OTTI.  The remainder of the decline to fair value is recorded to OCI, as an unrealized OTTI loss on our Consolidated Balance Sheets, as this is considered a noncredit (i.e., recoverable) impairment.

To determine the recovery period of a fixed maturity security, we consider the facts and circumstances surrounding the underlying issuer including, but not limited to, the following:

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

For all fixed maturities securities evaluated for OTTI, we consider the timing and amount of the cash flows. When evaluating whether our non-agency collateralized mortgage obligations (“CMOs”), including our position in Alt-A’s, are other-than-temporarily impaired, we also examine the characteristics of the underlying collateral, such as delinquency, loss severities and default rates, the quality of the underlying borrower, the type of collateral in the pool, the vintage year of the collateral, subordination levels within the structure of the collateral pool, the quality of any credit guarantors, the susceptibility to variability of prepayments, our intent to sell the security and whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost basis. In assessing corporate fixed maturities securities for OTTI, we evaluate the ability of the issuer to meet its debt obligations and the value of the company or specific collateral securing the debt position including the fundamentals of the issuer to determine what we would recover if they were to file bankruptcy versus the price at which the market is trading; fundamentals of the industry in which the issuer operates; expectations regarding defaults and recovery rates; and changes to the rating of the security by a rating agency.

For an equity security, if we do not have the ability and intent to hold the security for a sufficient period of time to allow for a recovery in value, we conclude that an OTTI has occurred, and the cost of the equity security is written down to the current fair value, with a corresponding change to realized gain (loss) in our Consolidated Statements of Operations.   We base our review on a number of factors including, but not limited to, the severity and duration of the decline in fair value of the equity security as well as the cause of the decline, the length of time we have held the equity security, any third party research reports or analysis, and the financial condition and near-term prospects of the security’s issuer, taking into consideration the economic prospects of the issuer’s industry and geographical location. For additional discussion regarding OTTI and the impact of the adoption of FASB ASC 320-10, see Note 7 herein to our consolidated financial statements.

Investment income includes amortization of premium and accrual of discount on the yield-to-maturity method for our available-for-sale investments acquired at other than par value. Amortization for loan-backed, or mortgage-backed, securities is adjusted prospectively for changes in pre-payment speed assumptions.

Business Combinations. We recorded all assets and liabilities acquired in the acquisition of API at fair value. The initial recording of other intangibles requires subjective judgments concerning estimates of the fair value of the acquired assets and liabilities.

The medical professional liability insurance policies we offer are written for only a one year period, Thus, the short term nature of the policy makes deferred policy acquisition costs (DAC) and unearned premiums short term items that are amortized over a one year period. This short time frame means that historical GAAP basis reflect fair value at the date of acquisition.

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

Reserve for Loss and Loss Adjustment Expense. These reserves represent our best estimate of the ultimate cost of all remaining reported and unreported claims for which we provide insurance coverage to our policyholders. The estimation of the ultimate liability for unpaid losses and loss adjustment expenses is an inherently uncertain process, does not represent an exact calculation of the liability and may not represent the ultimate cost of settling our claim obligations. For comparative purposes, we have included detailed claim and loss reserve data and analysis on a “pro forma basis” since we did not acquire API until April 1, 2007. This information is provided to highlight the development of claim and loss reserve data prior to our acquisition of API.  Any reference in this Item 7 below to “pro forma” purports to show the impact to us had we acquired API as of January 1 of the year indicated.

The estimate of reserves for losses and loss and loss adjustment expenses is reflective of the types of insurance policies written by us. We write our medical professional liability insurance policies predominantly on a claims-made basis. Claims-made insurance policies provide coverage for claims made and reported to the company during the period covered under the policy. We also write a small percentage of policies on an occurrence basis. Occurrence basis insurance policies provide coverage for losses that occur during the term of the policy, regardless of when the claim is reported. These occurrence policies also cover policyholders that purchase or earn, according to the terms of contract provisions, an extended reporting period, or tail endorsement, upon termination of coverage.

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

When a claim is reported to us, our claims adjusters establish a case reserve for the estimated amount of the ultimate payment including legal costs associated with defending the claim. The process of estimating case reserves reflects an informed judgment based upon the experience and knowledge of the claims adjuster regarding the nature and value of the specific claim, the severity of injury or damage, the judicial climate where the insured event occurred and the policy provisions relating to the type of loss. Lines of insurance like medical professional liability often have claims with complex and technical facts and circumstances that take many years to investigate and close. The lack of information available to the claims adjusters when a claim is first reported often makes establishing case reserves difficult. As the discovery phase of the claim proceeds, better information regarding the nature and severity of the claim becomes available enabling us to establish a more appropriate case reserve for the claim. Case reserves on severe claims are also reviewed for adequacy at least quarterly by our claims committee, which includes our Medical Director, physicians with specific expertise in the specialty of the claims being reviewed, and senior management. This process of periodically evaluating and adjusting case reserves is one of the factors we consider when establishing our ultimate loss and loss adjustment expenses. However, case reserves alone are insufficient in measuring our ultimate cost for losses and loss adjustment expenses.

In addition to case reserves, we also maintain reserves for claims incurred but not reported, commonly referred to as “IBNR”. IBNR is the estimated liability for (1) the ultimate cost of claims that have been reported but not yet settled, and (2) claims that have occurred but have not yet been reported. IBNR reserves are established to cover additional exposure on known and unknown claims using various actuarial loss projection models. Included in our IBNR loss reserve are estimates of the aggregate difference between our individual estimated case reserves and the amount for which they will ultimately be settled. This provision, which is included in our total IBNR reserves, comprises the majority of such reserves given our predominately claims-made coverage. Since each claim reported is settled individually based on its merits, and it is not unusual for a claim to take years after being reported to settle, an IBNR reserve is established for this uncertainty in ultimate claim cost. An additional provision in our IBNR loss reserves is included for our occurrence policies where claims have occurred but have not yet been reported.  While actuarial loss projection models vary, our general approach for calculating IBNR reserves involves calculating ultimate losses and loss adjustment costs by each accident year and reducing that amount by the amount of cumulative claims paid and by the amount of our case reserves.

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

As part of its evaluation, our outside consulting actuary develops a central estimate and a range of reserves it believes is reasonable. In this analysis, a central estimate is first selected and the utilizing the different indications derived from the various actuarial projections, our outside consulting actuary selects a low and a high estimate. The central estimate approximates our actuaries' expected value over the range of reasonable possible outcomes and is selected from the multiple actuarial techniques as described above. The upper end of the range reflects their higher estimate of future loss and loss adjustment expenses while the lower end of the range reflects their lower estimate of future loss and loss adjustment expenses. In general, the width of a range reflects the level of variability in the underlying projections. These range determinations are based on estimates and actuarial judgments and are intended to encompass reasonably possible outcomes.

Because of the nature and complexities of this line of insurance and expectations about future claim results and trends, our best estimate may differ from the central reserve estimate of our independent actuary. Even minor changes in assumptions regarding these factors can have a substantial impact on the projection of the ultimate liability, especially with a long-tailed, low-frequency, high-severity line of business such as medical professional liability insurance. While our assessment may differ, our carried reserves remain within the actuarial range of the independent actuary’s selected reserve estimate. The data and analysis performed by our independent actuarial firm serves as an objective confirmation of the adequacy of our carried reserves and we utilize the actuarial point estimate and reserve ranges to monitor the adequacy and reasonableness of recorded reserves.  The reserve opinions of our independent actuary for the years ended December 31, 2009 and 2008 have been filed with state insurance regulators along with API’s statutory financial statements.

The reconciliation between our net reserve for loss and loss adjustment expenses filed with state insurance departments prepared in accordance with statutory accounting principles and those reported in our consolidated financial statements prepared in accordance with GAAP is shown below:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Net statutory reserves (1)	$80,339	$78,257	$81,513
Less: Reinsurance recoverables on paid loss and LAE	(568)	(131)	(349)
Net adjusted statutory reserves	79,771	78,126	81,164
Reinsurance recoverables on paid and unpaid loss and LAE	8,897	13,796	20,019
Subrogation recoverables	-	219	423
GAAP reserves	$88,668	$92,141	$101,606

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

We have established a net statutory reserve for loss and loss adjustment expenses at $80,339,000 as of December 31, 2009 or what we believe to be the upper end of the reserve estimates, as projected by actuarial review; however, there is no assurance that such reserves will ultimately prove adequate. We have established a position of conservatively reserving to the upper-end of the reserve estimate due to the inherent judgments and uncertainties in estimating ultimate claims losses and management’s philosophy that this is the appropriate approach to reserving at the current time.

We consider many factors, not just the actuarial central estimate, in determining ultimate expected losses and the level of reserves recorded. Recorded (carried) reserves are selected within our outside consulting actuaries provided range based upon the judgment of management. In addition to considering the central estimate and ranges calculated by the independent consulting actuaries, management’s evaluation includes: (1) information used to price the applicable policies, (2) historical loss trends, (3) any public data for medical professional liability insurance for the Texas, Arkansas and Oklahoma blocks of business, and (4) an assessment of the current market conditions. Management selects a best estimate with due regard for the age, characteristics and volatility of medical professional liability insurance, the volume of data available for review and past experience with respect to the accuracy of estimates. Other external factors such as economic inflation, judicial trends and legislative and regulatory changes can also have a substantial impact on our reserve estimation assumptions. For example, when tort reform is passed in a state, as was the case in Texas and recently in Oklahoma, we will estimate the impact of reform on both frequency and severity of losses. In addition, we evaluate whether or not the legislation will stand if it is legally challenged in the courts. We also consider the effects of various reinsurance treaties and the varying retention levels and co-participations we have on any given year as these will have an impact on the loss reserves we cede to our reinsurers.

Specifically, in establishing our best estimate as of December 31, 2009, we considered the following factors. First, as highlighted in the 10-year reserve development herein, API’s reserve estimates for the years 1999 through 2004 were significantly deficient. Not until recently, 2005 through 2008, have reserves trended favorably from the originally reported net liability. In addition, API has increased the number of policyholders it insures from 2,992 at January 1, 2004 to 6,363 at December 31, 2009 resulting in an approximately 113% increase in policyholder exposure over that time. Furthermore, we write approximately 70% of our premiums with physicians operating in group practices which could expose us to considerable losses resulting from one significant liability event or occurrence. Additionally, we insure predominantly surgical classes and higher risk specialties which are more susceptible to claim frequency and larger paid damages. We also recently began writing new medical liability policies in Oklahoma and Arkansas. The significant volatility in claim development patterns of API coupled with the uncertainty as to how our significant increase in policyholders and new business in Oklahoma and Arkansas will perform over time warrants a conservative position. Also, API began co-participating in the 2006, 2007, and 2008 reinsurance treaties on claims in excess of the retention of $250,000 on individual claims and $350,000 on multiple insured claims related to a single occurrence. The 2006, 2007, and 2008 reinsurance treaties provide for API retaining an additional 10% of the retention levels for 2006, 20% for 2007, and 40% for 2008. Furthermore, we increased our net retention under our 2009 reinsurance agreement from $250,000 to $1,000,000 with a $5,000,000 aggregate limit. Uncertainty in regards to how these increased participation levels and higher net retention will impact our recorded reserves were considered in determining our best estimate as of December 31, 2009.

In considering the potential sensitivity of the factors and assumptions underlying management’s best estimate of recorded loss and loss adjustment reserves, as previously mentioned, it is also important to understand that the medical professional liability sector of the property and casualty insurance industry is characterized by a relatively small number of claims with a relatively large average cost per claim. For example, at December 31, 2009, we had 6,363 policyholders and during the calendar year ended 2009 we paid a total of $12,161,000 in gross paid damages on 86 claims. Even a small change in the number of claims expected to be paid (i.e. frequency) or a small percentage change in the average cost per claim (i.e. severity) could have a significant impact on reserves and correspondingly, our financial position and results of operations. This is also the case for other key assumptions as well, such as the frequency of reported claims that will ultimately close with paid damages versus those that will close without paid damages. Historically, API has closed over 80% of claims with no paid damages. In addition, due to the relatively small number of claims ultimately resulting in paid damages and the high average cost per claim, any change in the trends of key assumptions used in estimating the ultimate values could result in a significant change in the reserve estimate.

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

The following table shows net case, IBNR and total reserves and various claim statistics and reserve averages for the years ended December 31, 2009, 2008 and 2007.

	At and For the Year Ended December 31,
	Actual	Actual	Pro forma	% Change	% Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Medical professional liability:
Number of open claims - beginning of period	585	740	809	-20.9%	-8.5%
Number of reported claims	394	381	402	3.4%	-5.2%
Number of claims settled with indemnity payment	(86)	(85)	(100)	1.2%	-15.0%
Number of claims settled without indemnity payment	(321)	(451)	(371)	-28.8%	21.6%
Number of open claims - end of period	572	585	740	-2.2%	-20.9%
Estimated number of IBNR claims (1)	89	85	121

Net case reserves	$44,315,689	$43,784,174	$43,473,407	1.2%	0.7%
Net IBNR reserves	36,023,688	34,473,255	38,039,275	4.5%	-9.4%
Statutory net reserve ("net reserve")	$80,339,377	$78,257,429	$81,512,682	2.7%	-4.0%

Average net case reserve per open claims	$77,475	$74,845	$58,748	3.5%	27.4%
Average net IBNR reserve per open and IBNR claims	54,499	51,453	44,180	5.9%	16.5%
Average net reserve per open and IBNR claims	121,542	116,802	94,672	4.1%	23.4%

Average net paid loss per claim closed with payment	$141,413	$122,602	$124,527	15.3%	-1.5%

(1) IBNR on unreported claim counts are estimates based on actuarial projections

Our open claim counts of 572 at December 31, 2009 decreased by 2.2% from 585 open claims at December 31, 2008. In 2009, our claims settled (with and without indemnity) of 407 outpaced the number of reported claims of 394. This continued the claims trend that we saw in 2008 in which our open claim counts decreased by 20.9% from 740 at December 31, 2007 to 585 at December 31, 2008, the result of a relatively low 381 claims being reported in 2008 combined with total claims closed (with and without indemnity) of 536 outpacing reported claims. The changes from December 31, 2007 to December 31, 2008, showed substantially the same trend with reported claims of 402 in 2007 versus 381 in 2008. Closed claims (with and without indemnity) were 471 and 536 for 2007 and 2008, respectively. From a historical perspective it is important to note that we had 1,372 open claims (the highest number of claims in the history of API) at December 31, 2003, the year in which tort reform legislation passed in Texas. Our open claim counts have declined dramatically since the end of 2003 as the number of reported claims has decreased and while leveling somewhat in 2009, we continue to settle or close claims at an accelerated pace.

Net case reserves were relatively flat in 2009 (up 1.2%) as compared to 2008; however, the average net case reserves continued to increase by 3.5% as the number of open cases continued to decrease. Net case reserves increased by 0.7% from December 31, 2007 to December 31, 2008 as the number of open claims continued to decrease over this period. During 2009 our IBNR reserve increased by 4.5% from $34,473,000 in 2008 to $36,024,000 in 2009. We increased our IBNR reserves based on the increase in our number of policyholders from 5,336 in 2008 to 6,363 in 2009 while reported claims stayed relatively flat with 394 and 381 reported in 2009 and 2008, respectively. During 2008 our IBNR reserve decreased by 9.4% from $38,039,000 in 2007 to $34,473,000 in 2008. While our number of policyholders continued to increase from 4,930 in 2007 to 5,336 in 2008, the number of reported claims dropped to 381 in 2008 from 402 in 2007, and the number of remaining open claims decreased to 585 at December 31, 2008 from 740 at December 31, 2007. We believe claim severity has stabilized and continues to emerge favorably for the post-tort reform years. The combination of declining reported claims and open claims resulted in a net decrease in IBNR the last three year period.

We have continued to reserve at the high end of the actuarial range, as determined by our outside consulting actuaries, which has increased our average net reserve per open and IBNR claims to $121,542 as of December 31, 2009 from $116,802 and $94,672 as of December 31, 2008 and 2007, respectively. We believe these increases are merited based on the increase in policyholder exposures and the increase in our retention limits under our reinsurance contracts over this period.

Our higher average paid loss per claim in 2009 of $141,413 as compared to $122,602 in 2008, respectively, supports the assumption previously mentioned above that if fewer claims are reported in a given year; those claims are likely to have higher severity than those claims associated with a larger population. Implicit in this assumption is that claims reported post-tort reform, while fewer in number, are of greater merit and potential severity and claims that are no longer reported were non-meritorious in nature and were closed at little or cost.

The following table reflects the activity in the liability for reserve for losses and loss adjustment expenses since January 1, 2007 through the year ended December 31, 2009 (in thousands):

	At and For the Year Ended December 31,
	Actual	Actual	Pro Forma
	2009	2008	2007
Reserve for loss and loss adjustment expenses—January 1	$92,141	$101,606	$110,089
Less: reinsurance recoverable on paid and unpaid loss and LAE including subrogation	(14,015)	(20,442)	(29,000)

Net balance—January 1	78,126	81,164	81,089

Incurred—net of reinsurance—related to:
Current year	44,827	39,134	40,682
Prior periods	(19,849)	(20,565)	(16,023)

Net incurred	24,978	18,569	24,659

Paid—net of reinsurance—related to:
Current year	3,568	3,379	3,591
Prior periods	19,765	18,228	20,993

Net paid	23,333	21,607	24,584

Net balance—December 31	79,771	78,126	81,164

Plus: reinsurance recoverable on paid and unpaid loss and LAE including subrogation	8,897	14,015	20,442

Reserve for loss and loss adjustment expenses—December 31	$88,668	$92,141	$101,606

Incurred—net of reinsurance depicts incurred loss and loss adjustment expense related to premium earned in that period, also referred to as accident year. Incurred—net of reinsurance for the prior years represents the net change in reserve estimates charged or credited to earnings in the current year with respect to liabilities that originated and were established in prior years.

Our incurred loss and loss adjustment expense for the most recent accident year of $44,827,000 in 2009 is reflective of the relative increases in the number of policyholders during the current year as compared to prior accident years of $39,134,000 in 2008 and $40,682,000 in 2007. In 2009 and 2008, we decreased our incurred loss and loss adjustment expense for prior year development by $19,849,000 in 2009 and $20,565,000 in 2008, which was primarily the result of loss severity for the 2002 through 2008 report years developing favorably compared to prior period estimates. During 2007, API recorded favorable prior year development of $16,023,000. We continue to see beneficial trends in claims frequency and relative stability in average paid loss severity as compared to pre-tort reform years.

The average number of claims reported and the average net claim paid with indemnity (net paid loss severity) over the last four years (2006-2009) since the passage of tort reform has averaged 425 and approximately $119,000 as compared to the four years (2000-2003) prior to tort reform in which claims reported averaged 779 and paid loss severity averaged $144,000. The effect of significant changes in claim frequency introduces a great deal of variability into our reserve estimation process. We are traditionally cautious with our assumptions concerning emerging trends in claims frequency and severity loss trends and consequently we do not immediately place much weight on the impact that any short-term declines in frequency and severity may have on our ultimate losses. However, actual frequency and severity loss trends have developed more favorably than originally anticipated. We utilize historical claims data to project future expected results. As a result, the impact of recent claims trends is moderated by historical data. We have recently experienced favorable trends of declining frequency and stable paid loss severity and the results of these trends are reflected in our reserve estimations. The impact of recent favorable trends is the main reason for the fairly stable prior years’ favorable development of $16,023,000 in 2007, $20,565,000 in 2008 and $19,849,000 in 2009.

We attempt to consider all significant facts and circumstances known at the time loss reserves are established.  Due to the inherently uncertain process involving loss and loss adjustment expense reserve estimates, the final resolution of the ultimate liability may be different from that anticipated at the reporting date. Therefore, actual paid damages in the future may yield a materially different favorable or unfavorable amount than currently reserved. While we believe that the estimates for loss and loss adjustment expense reserves are adequate as of December 31, 2009, there can be no assurance that our estimates will not change in the future given the many variables inherent in such estimates and the extended period of time that it can take for claim patterns to emerge. To illustrate this inherent uncertainty, the following tables, known as the reserve development tables, show the development of the net liability for unpaid loss and loss adjustment expenses. The top line of the table shows the original estimated liabilities at the balance sheet date, including IBNR losses. The upper portion of the table shows the cumulative amounts subsequently paid as of successive year-ends with respect to the liability. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimates change as claims settle and more information becomes known about the ultimate frequency and severity of claims for individual years. A (deficiency) or redundancy exists when the re-estimated liability at each December 31 is greater (or less) than the prior liability estimate. The cumulative (deficiency) or redundancy depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years. The volatility of medical professional liability claim frequency and severity makes the prediction of the ultimate losses very difficult. Likewise, the long period of time necessary for medical professional liability claims to develop and be paid further complicates the reserving process.

The following summarizes our reserve development since our acquisition of API on April 1, 2007. Since we acquired API on April 1, 2007, reserve development data for API prior to that date is not directly applicable for us.

	April 1,
	2007	2008	2009
Original Net Liability - end of year	$81,164	$78,126	$80,339

Cumulative net paid as of;
One Year later	18,228	18,892	-
Two Years later	31,500
Three Years later
Four Years later
Five Years later
Six Years later
Seven Years later
Eight Years later
Nine Years later
Ten Years later

Re-estimated Net Liability as of:
End of year	81,164	78,126	80,339
One Year later	60,955	57,973
Two Years later	50,865
Three Years later
Four Years later
Five Years later
Six Years later
Seven Years later
Eight Years later
Nine Years later
Ten Years later

Net cumulative (deficiency) redundancy	30,299	20,153	-

Original Gross liability- end of year	$101,606	$92,142	$88,668
Less: Reinsurance recoverables - end of year	$(20,442)	$(14,016)	$(8,329)
Original Net liability - end of year	$81,164	$78,126	$80,339

Gross re-estimated liability - latest	$57,925	$63,772	$80,339
Re-estimated reinsurance recoverables-latest	$(7,060)	$(5,799)	$0
Net re-estimated liabitity - latest	$50,865	$57,973	$80,339

Gross cumulative (deficiency) redundancy	$43,681	$28,370	$8,329

For comparative purposes, we have included detailed claim and loss reserve data and analysis on a “pro forma basis” since we did not acquire API until April 1, 2007. This information is provided to highlight the development of claim and loss reserve data prior to our acquisition of API on April 1, 2007.

	PRO FORMA
	1999	2000	2001	2002	2003	2004	2005	2006	As of March 31, 2007
Original Net Liability - end of year	$35,471	$37,593	$33,747	$35,030	$42,231	$56,349	$65,933	$81,089	$86,036

Cumulative net paid as of;
One Year later	21,805	27,998	23,360	31,665	34,965	30,634	20,074	20,993	-
Two Years later	40,156	41,575	40,278	48,023	55,034	43,409	30,439	33,188
Three Years later	44,562	47,614	45,952	54,926	62,226	49,768	35,365	38,553
Four Years later	46,015	50,520	48,503	57,390	67,291	52,203	37,679
Five Years later	47,670	51,090	49,417	59,735	71,052	53,182
Six Years later	47,905	51,674	50,869	61,707	72,129
Seven Years later	48,520	52,800	52,459	62,767
Eight Years later	49,435	54,220	54,898
Nine Years later	49,517	55,334
Ten Years later	48,887

Re-estimated Net Liability as of:
End of year	35,471	37,593	33,747	35,030	42,231	56,349	65,933	81,089	-
One Year later	37,248	39,708	42,155	46,955	68,083	73,957	63,061	65,939
Two Years later	41,837	48,411	45,826	61,294	79,041	69,525	50,858	52,861
Three Years later	47,540	50,926	54,212	64,379	81,888	61,752	45,884	48,334
Four Years later	48,214	55,846	55,618	66,557	78,112	59,040	42,758
Five Years later	51,101	56,163	54,762	64,539	77,189	56,176
Six Years later	51,064	55,236	53,894	65,249	74,621
Seven Years later	50,551	55,000	54,533	63,921
Eight Years later	50,486	55,605	55,293
Nine Years later	50,485	55,711
Ten Years later	49,222

Net cumulative (deficiency) redundancy	(13,751)	(18,118)	(21,546)	(28,891)	(32,390)	173	23,175	32,755	-

Original Gross liability- end of year	$54,132	$64,335	$61,701	$54,186	$61,313	$69,445	$95,628	$110,089	$116,226
Less: Reinsurance recoverables - end of year	(18,661)	(26,742)	(27,954)	(19,156)	(19,082)	(13,096)	(29,695)	(29,000)	(30,190)
Original Net liability - end of year	$35,471	$37,593	$33,747	$35,030	$42,231	$56,349	$65,933	$81,089	$86,036

Gross re-estimated liability - latest	$65,886	$69,801	$65,122	$74,713	$82,856	$63,200	$49,169	$55,785
Re-estimated reinsurance recoverables-latest	(16,664)	(14,090)	(9,829)	(10,792)	(8,235)	(7,024)	(6,411)	(7,451)
Net re-estimated liabitity - latest	$49,222	$55,711	$55,293	$63,921	$74,621	$56,176	$42,758	$48,334

Gross cumulative (deficiency) redundancy	$(11,754)	$(5,466)	$(3,421)	$(20,527)	$(21,543)	$6,245	$46,459	$54,304

The above tables do not present accident year or policy year development data but are shown on a calendar year basis. Conditions and trends that have affected the development of liabilities in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on these tables.

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

In 2003, Texas voters approved a constitutional amendment providing for tort reform, which gave the Texas Legislature authority to set limits on damages in medical malpractice and other lawsuits. This coincided with the passage of state legislation which became effective on September 1, 2003 and which places a cap on non-economic damages in medical malpractice cases.

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

During 2006 through 2009, due to improved underwriting practices coupled with tort reform in Texas, we have recognized favorable development related to previously established reserves for accident years 2004 through 2008. Ultimately, as actual results have proven better than suggested historical trends, redundancies have developed, as evident from the favorable trend in our loss reserves from the originally reported net liability in 2005, 2006, 2007 and 2008.

The table below shows our recorded net reserves at December 31, 2009 and December 31, 2008, the actuarial central estimate and the high and low end of the actuarial reserve range, as determined by our independent actuaries (in thousands):

	December 31, 2009
	Recorded	Actuarial	Low End of	High End of
	Net Reserves	Central Estimate	Actuarial Range	Actuarial Range

Total net reserves	$80,339	$66,452	$54,127	$80,667

	December 31, 2008
	Recorded	Actuarial	Low End of	High End of
	Net Reserves	Central Estimate	Actuarial Range	Actuarial Range

Total net reserves	$78,257	$64,396	$50,016	$78,257

There are several limitations to interpreting reserve ranges. The reserve range represents a range of possible outcomes and while from an actuarial standpoint, a central estimate is considered the expected value over the range of reasonable possible outcomes.  There can be no assurance that reserves will develop to this central estimate or within this reserve range.

To highlight the range of possible outcomes in our reserves, our outside consulting actuary models a probability distribution along various confidence levels to calculate the inherent variability in our loss reserves. This probability distribution does not contemplate factors that are not representative in our historical data base. These factors include items such as our significant increase in policyholders since 2004, our changes in the mix of business written or the impact of our increased retention due to changes in our reinsurance structure. These additional variables add to the potential variability of the results and increase the overall uncertainty of the estimate.  Due to the correlation between reserving variables and how they inter-relate to one another, it is neither practical nor meaningful to isolate and demonstrate the impact of changes in a particular assumption such as claims frequency or severity or other specific parameters such as the effect of tort reform in calculating the reserve estimate. However, based on our historical development patterns, the probability distribution shows the impact if actual claims experience ultimately develops either favorably or unfavorably from our recorded reserves.  Our recorded net reserves at December 31, 2009 of $80,339,000 (77% confidence level) are carried approximately 21% higher than the actuarial central estimate of $66,452,000 (51% confidence level).  Should favorable development continue at post-tort reform levels, our expectation is that our carried reserves would trend downward toward the actuarial central estimate. Should adverse development occur such as either an erosion of the tort reform and/or one of the previously identified risks not inherent in the distribution, the outcome could be higher than the carried reserves.  A result of $92,390,000 (15% higher than the recorded net reserves at December 31, 2009), represents a confidence level of 90%. These results show the wide dispersion of possible outcomes at reasonable levels of confidence given the inherent uncertainty of loss reserves in the medical professional liability line of insurance.  This scenario is reasonably conceivable due to a significant liability event occurring, such as an unexpected adverse court decision that impacts our open claims or the occurrence of an unusually large number of liability losses in one reporting period or a single event involving multiple insureds. The following table shows the effects on pre-tax income if the recorded reserves as of December 31, 2009 develop under these scenarios:

Increase
(Decrease) in
Pre-tax Income
(in thousands)
Actuarial Central Estimate	$14,024
15% Higher than Recorded Net Reserves	$(11,690)

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

Under API’s primary medical professional liability reinsurance contract or excess of loss treaty, certain premiums are ceded to other insurance companies under the terms of the reinsurance agreement. The 2009 reinsurance agreement is a fixed-rate treaty and provides 100% coverage in excess of our retention of $1,000,000 with a $5,000,000 aggregate limit. Prior to 2009, our insurance subsidiary, API entered into reinsurance contracts, which provided for losses in excess of API’s retention of $250,000 on individual claims and beginning in 2002, $350,000 on multiple insured claims related to a single occurrence. The 2006, 2007, and 2008 reinsurance treaties provide for these same terms with API retaining an additional 10%, 20% and 40% of the risk above the aforementioned retention levels for 2006, 2007 and 2008, respectively.

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

In addition to an adjustment to premiums ceded, estimates of ultimate reinsurance ceded premium amounts compared to the amounts paid on a provisional basis give rise to a balance sheet asset classified as “Other amounts receivable under reinsurance contracts” or a balance sheet liability classified as “Funds held under reinsurance treaties.” Furthermore, each retrospective treaty requires a 24- or 36-month holding period before any premium adjustments or cash can be returned or paid. The ultimate settlement amount will not be determined until all losses have been settled under the respective treaties. As of December 31, 2009, we had recorded a balance sheet asset, “Other amounts receivable under reinsurance contracts” of $785,000 and a balance sheet liability, “Funds held under reinsurance treaties” of $2,379,000 which represent the differences between the estimates of ultimate reinsurance premiums ceded amounts for the 2002 through 2008 treaty years as compared to the amounts paid on a provisional basis.

The effect of reinsurance on premiums written and earned for the years ended December 31, 2009 and 2008 is as follows (in thousands):

	December 31, 2009		December 31, 2008

	Written	Earned	Written	Earned
Direct premiums	$65,430	$65,874	$64,117	$62,538
Ceded:
Current year	(2,042)	(2,042)	(5,259)	(5,259)
Prior years	4,351	4,351	6,802	6,802
Total Ceded	2,309	2,309	1,543	1,543

Net premiums	$67,739	$68,183	$65,660	$64,081

The effect of reinsurance on premiums written and earned since the acquisition of API on April 1, 2007 through December 31, 2007 is as follows (in thousands):

	Written	Earned
Direct premiums	$50,120	$51,226
Ceded:
Current year	(6,075)	(6,075)
Prior years	10,888	10,888
Total Ceded	4,813	4,813

Net premiums	$54,933	$56,039

For the year ended December 31, 2009, we recorded favorable development to ceded premiums of $4,351,000 primarily related to prior year variable premium reinsurance treaties as a result of lower estimated ultimate loss and loss adjustment expenses for treaty years 2002 and 2006 through 2008. For the year ended December 31, 2008, we recorded favorable development to ceded premiums of $6,802,000 primarily related to prior year variable premium reinsurance treaties as a result of lower estimated ultimate loss and loss adjustment expenses for treaty years 2002 through 2007. Since the acquisition of API on April 1, 2007, for the year ended December 31, 2007, we recorded favorable development to ceded premiums of $10,888,000 primarily related to prior year variable premium reinsurance treaties as a result of lower estimated ultimate loss and loss adjustment expenses for treaty years 2002 through 2006.

Reinsurance Recoverables. Ceded reserves for loss and loss adjustment expenses are recorded as reinsurance recoverables. Reinsurance recoverables are the estimated amount of future loss payments that will be recovered from reinsurers, and represent the portion of losses incurred during the period that are estimated to be allocable to reinsurers.

There are several factors that can directly affect the ability to accurately forecast the reinsurance recoverables. Many of the factors discussed above related to the sensitivities of forecasting total loss and loss adjustment expense reserves also apply when analyzing reinsurance recoverables. Since we cede excess losses pursuant to our reinsurance contracts, the trends related to severity significantly affect this estimate. Current individual claims severity can be above or fall below our retention level over the period it takes to resolve a claim.

Similar to the estimate for reserves, due to the long-tailed nature of the medical professional liability line of insurance, relatively small changes in the actuarial assumptions for trends, inflation, severity, frequency for projected ultimate loss and loss adjustment expense reserves can have a greater impact on the recorded balance for reinsurance recoverables than with most other property and casualty insurance lines. While we believe that API’s estimate for ultimate projected losses related to loss and loss adjustment expense is adequate based on reported and open claim counts, there can be no assurance that additional significant reserve enhancements will not be necessary in the future given the many variables inherent in such estimates and the extended period of time that it can take for claim patterns to emerge.  Reinsurance contracts do not relieve us from our obligations to policyholders.

Unsecured reinsurance recoverables at December 31, 2009, that exceeded 10% of total reinsurance paid and unpaid loss and loss adjustment expenses are summarized as follows (in thousands):

Company Name	December 31, 2009
Swiss Reinsurance	$2,933
Transatlantic Reinsurance	$2,362
ACE Tempest Re USA	$1,803
Hannover Ruckversicherrungs	$1,112

We continually monitor our reinsurers to minimize our exposure to significant losses from reinsurer defaults. Any amount found to be uncollectible would be written off in the period in which the uncollectible amount is identified.

Death, Disability and Retirement Reserves.  We have established a death, disability and retirement reserve for policyholders, which is intended to set aside a portion of the policy premium to account for the coverage provided for the extended reporting period or tail coverage offered by API upon the death and/or disability and/or retirement of a policyholder which is provided at no additional cost to the policyholder. The death, disability and retirement reserve is included in unearned premiums.

Stock-Based Compensation.  We recognize compensation expense for all stock-based compensation awards made to employees and directors. We estimate the fair value of stock-based compensation awards on the date of grant using an option-pricing model. The portion of the value that is ultimately expected to vest is recognized as expense over the service period. Stock-based compensation expense recognized in our consolidated statements of income for fiscal years 2009, 2008 and 2007 is based on awards ultimately expected to vest and is reduced for estimated forfeitures. We recognize forfeitures based on an estimate at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In addition, we recognize the benefits of realized tax deductions in excess of tax benefits on compensation expense and report it as a component of cash flows from financing activities rather than as an operating cash flow.

We also recognize deferred compensation expense for all deferred stock grants to key employees and directors. This non-qualified compensation plan was designed to give us more flexibility in compensating key employees and directors through ownership of our common stock. The amount of deferred compensation expense recognized is based on the closing price of our common stock on the date of the grant and is recorded as compensation expense in our consolidated statements of income for fiscal years 2009, 2008 and 2007.

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

Deferred Policy Acquisition Costs.  The costs of acquiring and renewing insurance business that vary with and are directly related to the production of such business are deferred and amortized ratably over the period the related unearned premiums are earned. Such costs include commissions, premium taxes and certain underwriting and policy issuance costs. Deferred policy acquisition costs are reviewed to determine if they are recoverable from future income, including investment income. If such costs are estimated to be unrecoverable, they are expensed in the period the determination is made.

Income Taxes. We compute income taxes utilizing the asset and liability method. We recognize current and deferred income tax expense, which is comprised of estimated provisions for federal income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all or some portion of the benefits related to the deferred tax assets will not be realized. We have not established a valuation allowance because we believe it is more likely than not our deferred tax assets will be fully recovered We have developed and implemented a process to ensure that uncertain tax positions are identified, analyzed and properly reported in the Company’s financial statements. Based on all known facts and circumstances and current tax law, we believe that the total amount of unrecognized tax benefits as of January 1, and December 31, 2009, is not material to our results of operations, financial condition or cash flows. We also believe that the total amount of unrecognized tax benefits as of January 1, and December 31, 2009, if recognized, would not have a material effect on our effective tax rate. We further believe that there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

Unaudited Pro Forma Consolidated Financial Information

We are providing the following unaudited pro forma consolidated financial statements to present a picture of the results of operations of the combined company after giving effect to our acquisition of API, absent any operational or other changes, had API’s and our businesses been combined for the periods and at the dates indicated. The pro forma consolidated statement of operations for the year ended December 31, 2007 is presented as if the API acquisition occurred on January 1, 2007. The unaudited pro forma consolidated financial statements were prepared using the purchase method of accounting.

The pro forma adjustments are based upon available information and assumptions that each company’s management believes are reasonable. The unaudited pro forma consolidated financial statements are presented for illustrative purposes only and are based on the estimates and assumptions set forth in the notes accompanying these statements, which should be read in conjunction with these unaudited pro forma consolidated financial statements. The companies may have performed differently had they always been combined. You should not rely on this information as being indicative of the historical results that would have been achieved had the companies always been combined or the future results that the combined company will experience. The unaudited pro forma consolidated financial information is not comparable to our historical financial information due to the inclusion of the effects of the API acquisition. The unaudited pro forma consolidated financial statements and the related notes thereto should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2007, and the related notes thereto and other information in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the unaudited financial statements of API for the quarter ended March 31, 2007 filed in our Form S-1 dated June 19, 2007.

Unaudited Pro Forma Combined Statement of Operations
For the Year Ended December 31, 2007
(In thousands, except per share data)

	APS Historical 12/31/07	API Historical 1/1/07 to 3/31/07	Pro Forma Adjustments "Merger"			Combined Pro Forma 12/31/07
REVENUES
Premiums written	$50,120	$15,466	$			$65,586
Premiums ceded	4,813	(2,407)				2,406
Change in unearned premiums	1,106	3,252				4,358
Net premiums earned	56,039	16,311				72,350

Investment income, net of investment expense	8,693	1,791		78	(a)	10,505
				(80)	(d)
				23	(b)
Realized capital gains (losses), net	(5,256)	126				(5,130)
Management services	3,803			(3,718)	(a)	179
				94	(c)
Financial services	21,056			(307)	(b)	20,749
Other revenue	68					68

Total revenues	84,403	18,228		(3,910)		98,721

EXPENSES
Losses and loss adjustment expenses	13,695	10,934		(1,154)	(a)	24,659
				1,184	(d)
Other underwriting expenses	8,320	3,215		1,570	(d)	11,635
				(1,564)	(a)
				94	(c)

Amortization of deferred policy acquisition costs	(110)	141				31
Management services expenses	3,823			(989)	(a)	-
				(2,834)	(d)

Financial services expenses	19,030					19,030
General and administrative	5,459			102	(e)	5,561
Impairment of goodwill	1,247					1,247
Total expenses	51,464	14,290		(3,591)		62,163
						-
Income from operations	32,939	3,938		(319)		36,558

Income tax expense	11,929	1,326		(35)	(e)	13,121
				(99)	(b)

Non-controlling interests	1					1

Net income before extraordinary gain	$21,009	$2,612		$(185)		$23,436

Net Income before extraordinary gain per Share:
Basic:	$3.80					$4.24
Diluted:	$3.69					$4.12

Basic weighted average shares outstanding	5,532					5,532
Diluted weighted average shares outstanding	5,695					5,695

Notes to Unaudited Pro Forma

Consolidated Financial Statements for the year ended December 31, 2007

1.  Basis of Presentation

The accompanying unaudited pro forma statement of operations presents the pro forma effects of our acquisition of API through the issuance of common and preferred shares of our stock. The statements of operations for the year ended December 31, 2007 is presented as though the acquisition occurred on January 1, 2007.

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

(b)

Records the elimination of intercompany revenue by APS Investment Services for investment trading fees for managing API’s fixed maturities investment portfolio and records related other comprehensive income at API, change in amortization of bond premium and tax expense for the three months ended March 31, 2007.

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

RESULTS OF OPERATIONS

Overview

With the acquisition of API on April 1, 2007, our consolidated revenue and earnings are predominately derived from medical professional liability insurance provided through our Insurance Services segment. Prior to April 1, 2007, the historical results of operations of our Insurance Services segment were determined by the management fees we received from API pursuant to a management agreement and the expenses incurred in managing API’s operations such as personnel expenses, rent, office expenses and technology costs. The management agreement obligated API to pay management fees to us based on API’s earned premiums before payment of reinsurance premiums. The management fee percentage was 13.5% of API’s earned premiums. In addition, any pre-tax profits of API were shared equally with us so long as the total amount of profit sharing did not exceed 3% of earned premiums. When we acquired API, the management agreement was terminated and our consolidated results of operations are now directly affected by premiums API earns from the sale of medical professional liability insurance, investment income earned on assets held by API, insurance losses and loss adjustment expenses relating to the insurance policies API writes as well as commissions and other insurance underwriting and policy acquisition expenses API incurs.

Despite continued rate decreases of 4% in 2009 in our Insurance Services segment, improvements in the terms on our reinsurance contracts coupled with favorable reserve development allowed us to deliver strong results from our operations from this segment. As a result of favorable development in both claim counts and claim severity post-tort reform and increased competition, we lowered our rates on average approximately 4% in 2009. We continue to see increased competition by existing professional liability carriers. As a result of this increased competition, we continue to be faced with price pressure on both existing renewals and new business. Many of our competitors have been aggressive in seeking new business and are willing to compete on price. We will continue to monitor frequency of claims and severity of loss and legal expenses to determine if further rate adjustments are warranted. As a result of these market forces, we will face increased competition throughout 2010, but will continue to price insurance products at rates believed to be adequate for the risks assumed.

Our Financial Services segment rebounded in 2009 from a difficult 2008 when it suffered its first net operating loss since 1996. A combination of increased commission revenue from security trading brought about by improved bond market conditions together with the benefits derived from cost reductions implemented in the latter half of 2008 contributed to returning this segment to profitability. The positive revenue and earnings trend continued into the fourth quarter of 2009 where our financial services segment recorded its best financial results of the year. Even with the positive revenue trends and lower fixed costs we remain cautious as to the future performance of this segment given the continued uncertainty as to the health of the U.S. economy.

The following table sets forth selected historical financial and operating data. Our results of operations for the year ended December 31, 2007 include the historical financial and operating results prior to and subsequent to the acquisition of API on April 1, 2007. The selected historical financial and operating data is derived from our consolidated financial statements which management believes incorporate all of the adjustments necessary for the fair presentation of the financial condition and results of operations for such periods. All information is presented in accordance with GAAP, Actual financial results through December 31, 2009 may not be indicative of future financial performance.

For comparative purposes, we have also included the results of operations for the year ended December 31, 2007 on a “pro forma basis” since we did not acquire API until April 1, 2007. This information is provided to highlight the results of operations prior to our acquisition of API and any reference in this Item 7 below to “pro forma” reflects the impact to us had we acquired API as of January 1, 2007.

Selected Consolidated Historical and Proforma Financial and
Operating Data of American Physicians Service Group, Inc.

	Year ended December 31,
	2009	2008	2007	2007
	Actual	Actual	Actual	Proforma
Income Statement Data:
Gross premiums written	$65,430	$64,117	$50,120	$65,586
Premiums ceded	2,309	1,543	4,813	2,406
Net premiums written	67,739	65,660	54,933	67,992

Net premiums earned	68,183	64,081	56,039	72,350
Investment income, net of investment expenses	10,109	11,999	8,693	10,505
Net realized capital gains (losses) and OTTI	(2,532)	(7,749)	(5,256)	(5,130)
Management services	60	88	3,803	179
Financial services	8,021	6,193	21,056	20,749
Other revenue	170	137	68	68
Total revenues	84,011	74,749	84,403	98,721
Losses and loss adjustment expenses	24,978	18,569	13,695	24,659
Other underwriting expenses	11,061	11,074	8,320	11,635
Change in deferred acquisition costs	165	14	(110)	31
Management services expenses	-	-	3,823	-
Financial services expenses	7,905	9,749	19,030	19,030
General and administrative expenses	5,202	5,752	5,459	5,561
Impairment of goodwill	-	-	1,247	1,247
Total expenses	49,311	45,158	51,464	62,163
Income from operations	34,700	29,591	32,939	36,558
Income tax expense	11,835	10,428	11,929	13,121
Non-controlling interests	-	-	1	1
Net income before extraordinary gain	22,865	19,163	21,009	23,436
Extraordinary gain, net of tax	-	-	2,264	-
Net income	$22,865	$19,163	$23,273	$23,436

Diluted weighted average shares outstanding	7,020	7,248	5,695	5,695
Earnings per common share	$3.26	$2.64	$4.09	$4.12

Underwriting Ratios:
Loss ratio (1) (4)
Accident year	66%	61%	53%	56%
Prior years	-29%	-32%	-29%	-22%
Calendar year	37%	29%	24%	34%
Expense ratio (2) (4)	16%	17%	15%	16%
Combined ratio (3) (4)	53%	46%	39%	50%

(1) Loss ratio is defined as the ratio of losses and loss adjustment expenses to net premiums earned.

(2) Expense ratio is defined as the ratio of other underwriting expenses and net change in deferred acquisition costs to net premiums earned

(3) Combined ratio is the sum of the loss ratio and the expense ratio.

(4) Ratios for the 2007 actual results reflect the results of operations for API from April 1, 2007 (the date of acquisition).

	Year ended December 31,
(in thousands)	2009	2008
	Actual	Actual
Balance Sheet Data:
Cash and cash equivalents and investments	$259,338	$231,769
Premiums receivable	15,678	17,186
Reinsurance recoverables	9,682	15,293
All other assets	15,074	19,306
Total Assets	$299,772	$283,554

Reserve for losses and loss adjustment expenses	88,668	92,141
Unearned premiums	36,341	36,785
Mandatorily redeemable preferred stock	6,679	7,568
All other liabilities	8,874	10,595
Total Liabilities	140,562	147,089
Total Stockholders' Eequity	159,210	136,465
Total Liabilities & Stockholders' Equity	$299,772	$283,554

2009 Compared to 2008

Condensed income statement data for the years ended December 31, 2009 and 2008 are included in the following table:

	Year ended December 31,
(dollars in thousands except per share data)	2009	2008	Change	% Change
	Actual	Actual
Revenues	$84,011	$74,749	$9,262	12%
Income from Operations	34,700	29,591	5,109	17%
Net Income	22,865	19,163	3,702	19%
Diluted Net Income Per Share	$3.26	$2.64	$0.62	23%

Further explanation for the year-to-year variances are described below throughout the remainder of Item 7 of this Annual Report on Form 10-K.

Premium related income statement data for the years ended December 31, 2009 and 2008 are included in the following table:

	Year ended December 31,
(dollars in thousands)	2009	2008	Change	% Change
	Actual	Actual
Gross premiums written	$65,430	$64,117	$1,313	2%

Premium ceded:
Current year	(2,042)	(5,259)	3,217	-61%
Prior year	4,351	6,802	(2,451)	-36%
Net premiums ceded	2,309	1,543	766	50%

Net premiums earned	$68,183	$64,081	$4,102	6%

Gross Premiums Written

Gross premiums written increased $1,313,000 (2%) to $65,430,000 for the year ended December 31, 2009 from $64,117,000 for the year ended December 31, 2008. The primary causes for this increase were a higher number of extended reporting period endorsements during the current year as compared to the prior year and new written business of $7,143,000 for the current year as compared to $6,297,000 for the prior year. We had smaller rate decreases on renewing business which averaged approximately 4% for the current year as compared to average rate decreases of approximately 6% for the prior year. Policyholder retention was approximately 90% for the year ended December 31, 2009 as compared to 92% for 2008, however, the number of policyholders increased to 6,363 at December 31, 2009 from 5,336 at December 31, 2008. We continue to experience competitive pricing pressures.

Premiums Ceded

Premiums ceded decreased $766,000 (50%) to $2,309,000 for the year ended December 31, 2009 from $1,543,000 for the year ended December 31, 2008. Effective January 1, 2009, we changed our reinsurance treaty such that we now retain the first $1,000,000 of any loss occurrence. The 2009 reinsurance contract is a fixed-rated treaty and provides 100% coverage in excess of our retention of $1,000,000 with a $5,000,000 aggregate limit. We are retaining this additional risk in the reinsurance layer in order to lower our ceding costs based on decreases in claims. Due to the increased retention, the current year 2009 treaty year ceded premiums decreased $3,217,000 (61%) to $2,042,000 in 2009 treaty year ceded premiums as compared to $5,259,000 in 2008. The 2009 treaty, which significantly reduced ceded premiums in 2009, provides us with coverage against large losses and multiple claims arising from a single event, as well as excess policy limit coverage. While the 2009 treaty reduced our ceded premiums as a percentage of direct premiums written, thus resulting in a relative increase in net premiums written and earned, the overall impact on earnings is uncertain as the frequency and severity of losses in future periods is not yet known.

Offsetting this decrease was less favorable development in 2009 on prior year swing rated treaties as compared to 2008. The reinsurance contracts we utilized from 2002 through 2008 were variable premium treaties that have various minimum and maximum rates. The actual premium rate is dependent upon the ultimate losses ceded to the reinsurer under the related treaty. The decrease in premiums ceded of $766,000 is primarily the result of the additional retention under the 2009 treaty and recognizing only $4,351,000 of favorable prior reinsurance development for prior years’ reinsurance treaties during the year ended December 31, 2009 as compared to recognizing $6,802,000 of prior years’ favorable development during the year ended December 31, 2008. The favorable development reflects reductions in our estimates of claim severity and loss experience as a result of claim closures at less than reserved amounts.

Net Premiums Earned

Net premiums earned increased by $4,102,000 (6%) to $68,183,000 from $64,081,000 for the year ended December 31, 2009 as compared to the same period in 2007. Net earned premiums were up primarily due to lower reinsurance ceding costs for the 2009 treaty, higher written premiums and lower rate reductions.

Investment Income

Investment income statement data for the years ended December 31, 2009 and 2008 are included in the following table:

	Year ended December 31,
(dollars in thousands)	2009	2008	Change	% Change
	Actual	Actual
Investment income:
Fixed Maturities	$9,591	$11,164	$(1,573)	-14%
Equity Securities	413	320	93	29%
Short-term investments and other	193	568	(375)	-66%
Finance charges on premiums receivable	136	142	(6)	-4%
Structured annuity	73	77	(4)	-5%

Total investment income	$10,406	$12,271	$(1,865)	-15%

Investment expense	297	272	25	9%

Net investment income	$10,109	$11,999	$(1,890)	-16%

Investment income, net of investment expenses, decreased by $1,890,000 (16%) to $10,109,000 for the year ended December 31, 2009 from $11,999,000 for the year ended December 31, 2008.  As a result of the risk and uncertainty of the current economic crisis and the ultimate impact on the non-agency collateralized mortgage obligations (“CMOs”) market, we sold non-agency CMOs with a book value of $17,288,000 during the year ended December 31, 2009. As a result of these sales, the fair market value of our non-agency CMOs has been reduced from $25,438,000 as of December 31, 2008 to $4,801,000 as of December 31, 2009. The proceeds from these sales and additional cash generated from operations have been reinvested generally in high quality investment grade fixed maturities securities with short maturity dates and lower yields. In addition, interest rates on money market funds are substantially lower in 2009 as compared to 2008. This rebalancing of our fixed maturities investment portfolio resulted in a corresponding decrease in investment income for the year ended December 31, 2009 as compared to the same period in 2008.

Net Realized Capital Gains (Losses) and Other-than-temporaryImpairments (OTTI)

Net realized capital gains (losses) and OTTI data for the years ended December 31, 2009 and 2008 are included in the following table:

	Year ended December 31,
(dollars in thousands)	2009	2008	Change	% Change
	Actual	Actual
Gross realized gains	$818	$1,354	$(536)	-40%
Gross realized (losses)	(1,005)	(1,516)	511	-34%
Other -than-temporary impairment (losses)	(2,345)	(7,587)	5,242	-69%
Net realized gains (losses) and OTTI	$(2,532)	$(7,749)	$5,217	-67%

Net realized capital losses and OTTI were $2,532,000 for the year ended December 31, 2009 as compared to $7,749,000 for the year ended December 31, 2008.  Gross realized gains decreased by $536,000 (40%) to $818,000 in 2009 as compared to $1,354,000 in 2008 primarily due to recognizing a $558,000 realized gain on the sale of Financial Industries Corporation (“FIC”) stock in 2008. Gross realized losses decreased by $511,000 (34%) to $1,005,000 in 2009 as compared to $1,516,000 in 2008 primarily due to the sale of equity and fixed income securities during 2008 used to offset prior year capital gain carry forwards. As mentioned above, additionally, we sold a substantial percentage of our non-agency CMOs during 2009 resulting in a net realized loss of $152,000 on the sale of these securities.

OTTI decreased by $5,242,000 (69%) to $2,345,000 for the year ended December 31, 2009 from $7,587,000 for the year ended December 31, 2008 primarily as a result of lower impairment losses on our Alt-A CMOs securities in 2009 as compared to 2008. The amount of OTTI associated with Alt-A impairments for 2009 and 2008 was $619,000 and $5,819,000, respectively.  In addition, we incurred additional “other than temporary” charges in 2008 on two other non-agency CMO securities in the amount of $1,070,000.  Included in $2,345,000 of OTTI losses in 2009 is the write-down of $1,373,000 based on our intent to sell our non-agency CMO portfolio. Provided we can obtain an appropriate price on these securities, we will further reduce exposure to continued deterioration of the housing sector.

The following table reflects the composition of our Alt-A securities as of December 31, 2009 after the OTTI (dollars in thousands):

			% of Portfolio
Rating Category	Book Value	Fair Value	(Fair Value)
AA	$626	$633	0.2%
BBB	767	771	0.3%
Non-investment grade	894	997	0.4%
Total	$2,287	$2,401	0.9%

Financial Services Revenues

Financial services revenue for the years ended December 31, 2009 and 2008 are included in the following table:

	Year ended December 31,
(dollars in thousands)	2009	2008	Change	% Change
	Actual	Actual
Broker/dealer commissions	$7,296	$5,124	$2,172	42%
Bank debt/trade claim fees	666	740	(74)	-10%
Management fees and other	59	329	(270)	-82%
Total financial services revenues	$8,021	$6,193	$1,828	30%

Our financial services revenue increased $1,828,000 (30%) for the year ended December 31, 2009 compared to 2008. APS Financial, our broker/dealer, derives most of its revenue from transactions in the fixed income market, in both investment and non-investment grade securities. As the table above reflects, commission revenue at APS Financial was up $2,172,000 (42%) for the year ended December 31, 2009 compared to the same period in 2008. An improving trend in transaction activity of both high-yield securities and CMOs was the primary reason for the increase in broker/dealer commission revenues. Our bank debt/trade claim revenues were lower by $74,000 (10%) for the year ended December 31, 2009 compared to 2008. We would note though that bank debt and or trade claim revenues showed an $183,000 (69%) increase in the fourth quarter of 2009 as compared to the same period in 2008. These period-over-period variances are more related to timing issues than to a weakening or strengthening of opportunity as the revenue stream for this line of business is irregular with longer lead times to close a transaction than our traditional broker-dealer transactions. Our management fees and other revenue declined $270,000 (82%) primarily as the result of our decision during the first quarter of 2009 to no longer actively pursue investment banking business.

Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses for the years ended December 31, 2009 and 2008 are included in the following table:

	Year ended December 31,
(dollars in thousands)	2009	2008	Change	% Change
	Actual	Actual
Losses and loss adjustment expenses:
Accident year	$44,827	$39,134	$5,693	15%
Prior years	(19,849)	(20,565)	716	-3%
Calendar year	$24,978	$18,569	$6,409	35%

Loss and loss adjustment expenses for the year ended December 31, 2009 increased by $6,409,000 (35%) to $24,978,000 from $18,569,000 for the year ended December 31, 2008. The increase of $6,409,000 is primarily the result of higher current year development due to much higher retention levels in the 2009 reinsurance treaty and increased policyholder headcounts and lower favorable development of $716,000 on prior year losses for the year ended December 31, 2009 as compared to the same period in 2008. For the year ended December 31, 2009, current accident year loss and loss adjustment expenses totaled $44,827,000, an increase of $5,693,000 (15%) over the prior current year comparable period. We increased the 2009 current accident year estimated losses based on 380 new claims reported during the current year and the increased risk associated with the increase in policyholder headcount to 6,363 as well as the increased retention under the 2009 reinsurance treaty. Prior year losses developed favorably by $19,849,000 as a result of reductions in our estimates of claims severity, principally the 2002 through 2008 report years, driven by closure of 407 claims during the year. For the year ended December 31, 2008, current accident year loss and loss adjustment expenses were $39,134,000 based on 371 claims reported and a policyholder head count of 5,336 and there was $20,565,000 of favorable development on prior years’ claims. The positive effects of tort reform in Texas on average claim severity has resulted in continued favorable development of reserves and improved claim development patterns. During the current year we continued to favorably settle a significant number of post-tort reform claims at below the reserved amounts.

We continually review and update the data underlying the estimation of the loss and loss adjustment expense reserves and make adjustments that we believe the emerging data warrant. Any adjustments to reserves that are considered necessary are reflected in the results of operations in the period the estimates are changed. As of December 31, 2009, we continue to reserve at the upper end of the actuarially determined reserve range.

Other Underwriting Expenses and Change in Deferred Acquisition Costs

Other underwriting expenses and change in deferred acquisition costs for the years ended December 31, 2009 and 2008 are included in the following table:

	Year ended December 31,
(dollars in thousands)	2009	2008	Change	% Change
	Actual	Actual
Salaries and related benefits	$3,458	$3,287	$171	5%
Commission expense	4,100	4,200	(100)	-2%
Premium taxes	1,090	1,087	3	0%
Professional fees	395	315	80	25%
Other expenses	2,018	2,185	(167)	-8%
Total other underwriting expenses	11,061	11,074	(13)	0%

Change in deferred acquisition costs	165	14	151	1079%
Total	$11,226	$11,088	$138	1%

Other underwriting expenses decreased by $13,000 to $11,061,000 from $11,074,000 for the year ended December 31, 2009 as compared to the same period in 2008. Other underwriting expenses consist primarily of commissions to agents, premium taxes allocated salaries and other general underwriting expenses related to managing our Insurance Services segment. Allocated salaries and related employee benefits increased $171,000 (5%) to $3,458,000 for the year ended December 31, 2009 versus $3,287,000 for the prior 2008 year. These increases were primarily related to annual employee merit increases. Commissions to agents and premium taxes decreased by $100,000 to $4,100,000 for the 2009 year from $4,200,000 for the prior year based on slightly higher non-commissionable direct premium written during the current year. Premium taxes were up slightly due to a small increase in written premiums between years. In addition, legal, auditing, actuarial and other professional fees were $395,000 which represented an increase of $80,000 over the prior year fees of $315,000. This increase was primarily related to additional actuarial services performed for relativity, rate and reserve studies performed in 2009. The net change in deferred acquisition costs, which is comprised of the change in deferred and amortized commissions paid to agents on new and renewal business and deferred and amortized premium taxes, increased for the year ended December 31, 2009 by $151,000 to $165,000 from $14,000 for the comparable period in 2008 due to the amortization of prior deferred expenses exceeding new costs capitalized.

Financial Services Expenses

Financial services expenses for the years ended December 31, 2009 and 2008 are included in the following table:

	Year ended December 31,
(dollars in thousands)	2009	2008	Change	% Change
	Actual	Actual
Broker commissions	$4,533	$3,291	$1,242	38%
Payroll and benefits	1,947	3,118	(1,171)	-38%
Information services	484	558	(74)	-13%
Legal and professional fees	254	1,926	(1,672)	-87%
Other	687	856	(169)	-20%
Total financial services expenses	$7,905	$9,749	$(1,844)	-19%

Our financial services expenses decreased $1,844,000 (19%) for the year ended December 31, 2009 compared to 2008. With the drop in trading activity associated with the U.S. economic downturn and the resultant investor uncertainty, we began making cost reductions in 2008 within this division, the full effect of which was not realized until 2009. As the table above shows, payroll and benefits decreased $1,171,000 (38%) and information services decreased $74,000 (13%) in 2009 compared to 2008 as a result of these cost reductions. In addition, legal and professional fees decreased $1,672,000 (87%) in 2009 as a result of non-recurring legal fees and accruals in 2008 as well as lower Sarbanes-Oxley, consulting and audit fees incurred in 2009. Other expenses includes fixed costs such as rent, dues, licenses, travel and insurance which were reduced in total by $169,000 (20%) in 2009 compared to 2008 as part of cost reduction measures aimed at returning this segment back to profitability. This segment’s primary variable cost, commission expenses, increased $1,242,000 (38%) in 2009 compared to 2008 as a result of the increase in trading activity and associated commission revenues mentioned above. In addition, a higher percentage of gross commissions were earned by brokers earning a higher commission rate either due to reaching pre-described rate thresholds or due to their being independent contractors whose rates are higher as they do not participate in any benefits that our employee brokers receive. These overall cost reduction measures, together with increase in our broker/dealer commission revenue, have for the time being returned this segment to profitability. However, there can be no assurance that we can sustain revenues necessary to remain profitable in the future.

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2009 and 2008 are included in the following table:

	Year ended December 31,
(dollars in thousands)	2009	2008	Change	% Change
	Actual	Actual
Salaries	$1,348	$1,381	$(33)	-2%
Incentive compensation	1,394	1,414	(20)	-1%
Board compensation and fees	656	1,046	(390)	-37%
Legal and professional fees	411	445	(34)	-8%
Options and other compensation	341	100	241	241%
Interest and dividends	348	389	(41)	-11%
Other	704	977	(273)	-28%
Total general and administrative expenses	$5,202	$5,752	$(550)	-10%

General and administrative expenses decreased $550,000 (10%) for the year ended December 31, 2009 compared to 2008. The decrease in 2009 includes lower board compensation and fees of $390,000 (37%) resulting primarily from greater deferred stock awards expensed in 2008 versus fewer awards granted and expensed in 2009.  In addition, deferred compensation to our two employee board members was expensed in board compensation and fees in 2008 but was recorded in options and other compensation in 2009. This accounts for the increase in 2009 options and other compensation. Interest and dividends represents interest paid on the outstanding balance of redeemable preferred stock. The $41,000 (11%) decline is a result of interest paid on a lower preferred stock balance resulting from redemptions made in 2008 and 2009. Legal and professional fees decreased $34,000 (8%) in 2009 due in part to lower audit and Sarbanes-Oxley compliance charges. The decrease in other expenses in 2009 was primarily due to a 2008 write-off of a note receivable in the amount of $323,000.

2008 Compared to 2007

Actual

Condensed income statement data for the years ended December 31, 2008 and 2007 are included in the following table:

	Year ended December 31,
(dollars in thousands except per share data)	2008	2007	Change	% Change
	Actual	Actual
Revenues	$74,749	$84,403	$(9,654)	-11%
Income from Operations	29,591	32,939	(3,348)	-10%
Net Income	19,163	23,273	(4,110)	-18%
Diluted Net Income Per Share	$2.64	$4.09	$(1.45)	-35%

Pro forma

Condensed actual income statement data for the year ended December 31, 2008 and condensed pro forma income statement data for the year ended December 31, 2007 are included in the following table:

	Year ended December 31,
(dollars in thousands except per share data)	2008	2007	Change	% Change
	Actual	Pro forma
Revenues	$74,749	$98,721	$(23,972)	-24%
Income from Operations	29,591	36,558	(6,967)	-19%
Net Income	19,163	23,436	(4,273)	-18%
Diluted Net Income Per Share	$2.64	$4.12	$(1.48)	-36%

Premium related income statement data for the years ended December 31, 2008 and 2007 are included in the following table:

	Year ended December 31,
(dollars in thousands)	2008	2007	Change	% Change
	Actual	Actual
Gross premiums written – direct and assumed	$64,117	$50,120	$13,997	28%

Premium ceded:
Current year	(5,259)	(6,075)	816	-13%
Prior year	6,802	10,888	(4,086)	-38%
Net premiums ceded	1,543	4,813	(3,270)	-68%
Net premiums earned	$64,081	$56,039	$8,042	14%

Premium related income statement data for the year ended December 31, 2008 and pro forma income statement data for the year ended December 31, 2007 are included in the following table:

	Year ended December 31,
(dollars in thousands)	2008	2007	Change	% Change
	Actual	Pro forma
Gross premiums written – direct and assumed	$64,117	$65,586	$(1,469)	-2%

Premium ceded:
Current year	(5,259)	(8,482)	3,223	-38%
Prior year	6,802	10,888	(4,086)	-38%
Net premiums ceded	1,543	2,406	(863)	-36%
Net premiums earned	$64,081	$72,350	$(8,269)	-11%

Gross Premiums Written

Actual

Gross premiums written increased $13,997,000 (28%) from $50,120,000 to $64,117,000 for year ended December 31, 2008 as compared to 2007 as a result of the acquisition of API on April 1, 2007.

Pro forma

On a pro forma basis, gross premiums written decreased $1,469,000 (2%) from $65,586,000 for the year ended December 31, 2007 to $64,117,000 for the year ended December 31, 2008. While API increased in the number of policyholders to approximately 5,330 at December 31, 2008 from 4,930 at December 31, 2007, gross premiums written decreased due to rate decreases which averaged 6% for the year ended December 31, 2008 as compared to average rate decreases of 14% for 2007. We continue to experience growth in the number of policyholders; however, premium growth has decreased in 2008 as compared to 2007 as a result of pricing decreases.

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

Net Premiums Earned

Actual

Net premiums earned increased to $64,081,000 from $56,039,000 for the year ended December 31, 2008 as compared to 2007 as a result of the acquisition of API on April 1, 2007.

Pro forma

On a pro forma basis, net premiums earned decreased by $8,269,000 (11%) to $64,081,000 from $72,350,000 for the year ended December 31, 2008 as compared to the same period in 2007. Written premiums were down $1,469,000 year over year primarily due to rate decreases and we recognized $4,086,000 less in favorable development for the prior years’ reinsurance treaties during 2008 as compared to 2007.

Investment Income

Actual

Investment income statement data for the years ended December 31, 2008 and 2007 are included in the following table:

	Year ended December 31,
(dollars in thousands)	2008	2007	Change	% Change
	Actual	Actual
Investment income:
Fixed Maturities	$11,164	$7,850	$3,314	42%
Equity Securities	320	132	188	142%
Short-term investments and other	568	759	(191)	-25%
Finance charges on premiums receivable	142	95	47	49%
Structured annuity	77	62	15	24%

Total investment income	$12,271	$8,898	$3,373	38%

Investment expense	272	205	67	33%

Net investment income	$11,999	$8,693	$3,306	38%

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

Pro forma

Investment income statement data for the year ended December 31, 2008 and pro forma income statement data for the year ended December 31, 2007 are included in the following table:

	Year ended December 31,
(dollars in thousands)	2008	2007	Change	% Change
	Actual	Pro forma
Investment income:
Fixed Maturities	$11,164	$9,581	$1,583	17%
Equity Securities	320	158	162	103%
Short-term investments and other	568	842	(274)	-33%
Finance charges on premiums receivable	142	132	10	8%
Structured annuity	77	85	(8)	-9%

Total investment income	$12,271	$10,798	$1,473	14%

Investment expense	272	293	(21)	-7%

Net investment income	$11,999	$10,505	$1,494	14%

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

Net Realized Capital Gains (Losses) and Other-than-temporary Impairments (OTTI)

Actual

Net Realized capital gains (losses) and OTTI income statement data for the years ended December 31, 2008 and 2007 are included in the following table:

	Year ended December 31,
(dollars in thousands)	2008	2007	Change	% Change
	Actual	Actual
Gross realized gains	$1,354	$384	$970	253%
Gross realized (losses)	(1,516)	(381)	(1,135)	298%
Other -than-temporary impairment (losses)	(7,587)	(5,259)	(2,328)	44%
Net realized gains (losses) and OTTI	$(7,749)	$(5,256)	$(2,493)	47%

Net realized capital losses and OTTI were $7,749,000 for the year ended December 31, 2008 as compared to a $5,256,000 for the year ended December 31, 2007 primarily as a result of “other than temporary” impairment losses incurred in our investment in Alt-A CMOs securities of $5,819,000 in 2008 as compared to $4,566,000 in 2007, resulting from fair market value declines. In addition, we incurred additional “other than temporary” charges in 2008 on two other non-agency CMO securities in the amount of $1,070,000 for CMO securities as noted above and realized losses due to the selective sale of equity and fixed maturities securities of $1,679,000 to offset prior year capital gain carry forwards.

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

Pro forma

Net realized capital gains and (losses) and OTTI income statement data for the year ended December 31, 2008 and pro forma income statement data for the year ended December 31, 2007 are included in the following table:

	Year ended December 31,
(dollars in thousands)	2008	2007	Change	% Change
	Actual	Pro forma

Gross realized gains	$1,354	$513	$841	164%
Gross realized (losses)	(1,516)	(384)	(1,132)	295%
Other -than-temporary impairment (losses)	(7,587)	(5,259)	(2,328)	44%
Net realized gains (losses) and OTTI	$(7,749)	$(5,130)	$(2,619)	51%

On a pro forma basis, net realized capital losses and OTTI were $7,749,000 for the year ended December 31, 2008 compared to a loss of $5,130,000 for the year ended December 31, 2007. The increase in losses for the current year is primarily due to larger “other than temporary” impairment charges in our investment in Alt-A collateralized mortgage-backed securities of $5,819,000 in 2008 as compared to $4,566,000 in 2007, resulting from fair market value declines. In addition, we incurred additional “other than temporary” charges in 2008 on two other non-agency CMO securities in the amount of $1,070,000 for CMO securities as noted above.

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

Financial Services Revenues

Actual

Financial services revenue for the years ended December 31, 2008 and 2007 are included in the following table:

	Year ended December 31,
(dollars in thousands)	2008	2007	Change	% Change
	Actual	Actual
Broker/dealer commissions	$5,124	$15,655	$(10,531)	-67%
Investment banking fees	175	2,506	(2,331)	-93%
Bank debt trade claim fees	740	3,045	(2,305)	-76%
Management fees and other	154	(150)	304	-203%
Total financial services revenues	$6,193	$21,056	$(14,863)	-71%

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

Loss and Loss Adjustment Expenses

Actual

Loss and loss adjustment expenses for the years ended December 31, 2008 and 2007 are included in the following table:

	Year ended December 31,
(dollars in thousands)	2008	2007	Change	% Change
	Actual	Actual
Losses and loss adjustment expenses:
Accident year	$39,134	$29,751	$9,383	32%
Prior years	(20,565)	(16,056)	(4,509)	28%
Calendar year	$18,569	$13,695	$4,874	36%

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

Pro forma

Loss and loss adjustment expenses for the year ended December 31, 2008 and pro forma income statement data for the year ended December 31, 2007 are included in the following table:

	Year ended December 31,
(dollars in thousands)	2008	2007	Change	% Change
	Actual	Pro forma
Losses and loss adjustment expenses:
Accident year	$39,134	$40,682	$(1,548)	-4%
Prior years	(20,565)	(16,023)	(4,542)	28%
Calendar year	$18,569	$24,659	$(6,090)	-25%

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

Other Underwriting Expenses and  Change in Deferred Acquisition Costs

Actual

Other underwriting expenses and change in deferred acquisition costs for the years ended December 31, 2008 and 2007 are included in the following table:

	Year ended December 31,
(dollars in thousands)	2008	2007	Change	% Change
	Actual	Actual
Other underwriting expenses	$11,074	$8,320	$2,754	33%
Net change in deferred acquisition costs	14	(110)	124	-113%
Total	$11,088	$8,210	$2,878	35%

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

Pro forma

Other underwriting expenses and net deferred acquisition costs for the year ended December 31, 2008 and pro forma income statement data for the year ended December 31, 2007 are included in the following table:

	Year ended December 31,
(dollars in thousands)	2008	2007	Change	% Change
	Actual	Pro forma
Other underwriting expenses	$11,074	$11,635	$(561)	-5%
Net change in deferred acquisition costs	14	31	(17)	-55%
Total	$11,088	$11,666	$(578)	-5%

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

Financial Services Expenses

Actual

Financial services expenses for the years ended December 31, 2008 and 2007 are included in the following table:

	Year ended December 31,
(dollars in thousands)	2008	2007	Change	% Change
	Actual	Actual
Broker commissions	$3,291	$12,398	$(9,107)	-73%
Payroll and benefits	3,049	2,950	99	3%
Bonus/incentive compensation	69	1,270	(1,201)	-95%
Legal and professional fees	1,926	886	1,040	117%
Other	1,414	1,526	(112)	-7%
Total financial services expenses	$9,749	$19,030	$(9,281)	-49%

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

General and Administrative Expenses

Actual

General and administrative expenses for the years ended December 31, 2008 and 2007 are included in the following table:

	Year ended December 31,
(dollars in thousands)	2008	2007	Change	% Change
	Actual	Actual
Salaries	$1,381	$1,097	$284	26%
Incentive compensation	1,414	1,688	(274)	-16%
Board compensation and fees	1,046	625	421	67%
Legal and professional fees	445	588	(143)	-24%
Options and other compensation	100	243	(143)	-59%
Other	1,366	1,218	148	12%
Total general and administrative expenses	$5,752	$5,459	$293	5%

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

Impairment of Goodwill

Goodwill was originally recorded upon the repurchase of an interest in APS Insurance Services from a non-controlling holder in 2003. Goodwill was determined to exist based on earnings expected to be generated from the management agreement with API. With our purchase of API and termination of the management agreement, we determined that the original circumstances creating the goodwill no longer existed and that the entire $1,247,000 balance was impaired. The goodwill was written off in the quarter ended June 30, 2007.

Non-controlling Interest

The 3% non-controlling interest in Asset Management, a subsidiary within our Financial Services segment, owned by key individuals within Asset Management, was repurchased by APS Investment Services in the third quarter of 2007 for a nominal amount.

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

Liquidity and Capital Resources and Financial Condition

The primary sources of our liquidity for the year ended December 31, 2009 were funds provided by insurance premiums collected, net investment income, recoveries from reinsurers and proceeds from the maturity and sale of invested assets. The primary uses of cash are losses from insurance claims, loss adjustment expenses, operating expenses, the acquisition of invested and fixed assets and reinsurance premiums.

Cash Flows. Our total cash and cash equivalents balance at December 31, 2009 was $18,277,000, a decrease of $3,783,000 (17%) in the current year as cash used in investing and financing activities surpassed cash provided by operating activities. Our cash flows provided from operating activities totaled $29,858,000 for 2009 on the strength of net income of $22,865,000 and from net reinsurance reimbursements for prior years’ swing-rated treaties totaling $3,463,000. Our Insurance Services segment generated the bulk of the cash received from operating activities, the result of increased premium receipts and decreased claims payouts. Our cash flows used in investing activities totaled $26,586,000 in 2009 primarily as a result of purchases of available-for-sale fixed maturities and equity securities in excess of proceeds from their sale. Cash used in financing activities totaled $7,055,000 for the year ended December 31, 2009  primarily as a result of repurchases of our common stock under share our repurchase program as well as from dividend payments to our common and preferred shareholders and preferred share redemptions. For details of the amounts described above, refer to the Consolidated Statements of Cash Flows of this Annual Report on Form 10-K.

Historically, we have maintained a strong working capital position and, as a result, we have been able to satisfy our operational and capital expenditure requirements with cash generated from our operating and investing activities. These same sources of funds have also allowed us to pursue investment and expansion opportunities consistent with our growth plans. Although there can be no assurance our operating activities will provide positive cash flow in the future, we are optimistic that our working capital requirements will be met for the foreseeable future because our current cash position is very strong, with a balance of approximately $18,277,000, and a large portion of our approximate $241,061,000 investment portfolio is in short-term, highly liquid bonds and other fixed income securities.

Capital Expenditures. In April 2007 we entered into a contract with a vendor to provide us with and implement an integrated policy and claims administration system. The total capitalized expenditures for the project is anticipated to be approximately $2,300,000. Our capital expenditures for all equipment including hardware and software costs were $615,000 for the year ended December 31, 2009 of which approximately $569,000 were related to this software implementation project and remainder of $44,000 was primarily related to network and hardware upgrades. We expect to incur additional capitalized expenditures of approximately $550,000 for the remainder of this project, which are expected to be funded from cash on hand over the first half of 2010.

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

Restrictions on Dividends by API. In addition to restrictions on dividends and distributions applicable to all Texas stock insurance companies, for so long as any Series A redeemable preferred stock is outstanding, the Texas Department of Insurance prohibits API from paying dividends to us in any calendar year unless and until we have complied with our redemption and dividend payment obligations to the holders of our Series A redeemable preferred stock for that year. Our agreement with the Texas Department of Insurance also provides that, until all of the Series A redeemable preferred stock has been fully redeemed and all dividends have paid, API will not make aggregate annual dividends to us with respect to API’s capital stock in excess of the lesser of 10% of API’s prior year-end policyholder statutory surplus or API’s prior year statutory net income, and in no event may such distributions exceed API’s statutory earned surplus. Accordingly our subsidiaries may not be able to pay funds to us and, even if paid such funds may not be sufficient to enable us to meet our obligations. The dividend restriction for calendar year 2008 and 2009, based on 10% of API’s prior year ended statutory surplus, was $7,717,000 and $8,804,000, respectively, and for those respective years dividends paid to us were $7,377,000 and $8,804,000. For the calendar year 2010, the anticipated dividend restriction is $10,324,000 based on 10% of 2009 year-end statutory surplus and through March 1, 2010, no dividends have yet been paid to us.

Escrow Account. In connection with the API acquisition effective April 1, 2007, the Texas Department of Insurance (“TDI”) required that funds be set aside in an escrow account with a bank to remain until the aggregate remaining redemption obligation of our Series A redeemable preferred stock is less than the amount of the escrow balance, with no withdrawals to be made from this escrow account without prior approval from TDI. To satisfy this requirement, we maintain a fixed maturity security in escrow in the amount of $2,500,000. This security is included in fixed maturities, available-for-sale.

At December 31, 2009, API had investments with a fair market value of $3,857,000 on deposit with state insurance departments to satisfy regulatory requirements and these securities are included in fixed maturities, available for sale.

There are no participation agreements or purchase commitments as of December 31, 2009. Our primary liability is the reserves for losses and loss adjustment expenses which are estimates of the ultimate expected payouts on existing reported and estimated unreported claims. These reserves totaled $88,668,000 at December 31, 2009. Our reserves for unpaid losses and loss adjustment expenses are an estimate of future cash flows necessary to fulfill insurance obligations based on insured events that have already occurred, but the amount and timing of the cash flow is uncertain. As a result of the acquisition of API on April 1, 2007, we issued Series A manditorily redeemable preferred stock. The holders of our Series A redeemable preferred stock are entitled to cumulative dividends thereon at the rate of three percent per annum payable on the remaining redemption value per share, in priority to the payments of dividends on our common shares. Holders of Series A redeemable preferred stock have no preemptive rights and have the same voting rights as the holders of our common stock. The preferred shares are non-certificated and mandatorily redeemable. They must be redeemed ratably at not less than $1,000,000 per year, with all remaining outstanding shares being redeemed by December 31, 2016. The remaining redemption obligation was $7,000,000 at December 31, 2009.

The following is a summary of our contractual obligations as of December 31, 2009:

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	2010	2011	2012	2013	2014	> 2014
Reserve for loss and loss adjustment expenses	$80,339	$37,913	$23,769	$8,983	$3,979	$1,916	$3,779
Redeemable preferred stock (including dividends)	7,883	1,253	1,180	1,150	1,120	1,090	2,090
Operating leases	1,360	676	684	-	-	-	-

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

In permitting clients to purchase on margin, we are subject to the risk of a market decline, which could reduce the value of our collateral below the client’s indebtedness. Agreements with margin account clients permit our clearing organization to liquidate our clients’ securities with or without prior notice in the event of an insufficient amount of margin collateral. Despite those agreements, our clearing organization may be unable to liquidate clients’ securities for various reasons including the fact that the pledged securities may not be actively traded, there is an undue concentration of certain securities pledged or a trading halt is issued with regard to pledged securities. If the value of the collateral were insufficient to repay the margin loan, a loss would occur, which we may be required to fund. As of December 31, 2009, the total of all customer securities pledges on balances held in margin accounts was approximately $105,000 while the total value of the securities within these margin accounts was approximately $454,000. We are also exposed to risks should Southwest be unable to fulfill its obligations for securities transactions.

Other Significant Balance Sheet Items

We maintain a portion of our investment portfolio in short-term securities and cash to meet short-term operating liquidity requirements, including the payment of losses and loss expenses. We also invest a substantial part of our cash flow from operations principally in bonds/fixed maturities securities. We plan to continue our emphasis on fixed maturities securities investments.

Cash and cash equivalents and invested assets totaled $259,338,000 and $231,769,000 at December 31, 2009 and December 31, 2008, respectively. Cash and cash equivalents and invested assets represent 87% and 82% of our total assets for the same respective periods. We believe that a majority of our short-term and fixed-maturity securities are readily marketable, and that our invested assets have scheduled maturities in line with our projected cash needs.

Reinsurance recoverables decreased by $4,899,000 (36%) to $8,897,000 at December 31, 2009 from $13,796,000 primarily as a result of the favorable development in the reinsurance layer of $4,351,000 as well as increased retention levels in our reinsurance contracts as discussed in Note 11 to the consolidated financial statements included herein.

In addition to an adjustment to premiums ceded, estimates of ultimate reinsurance ceded premium amounts compared to the amounts paid on a provisional basis give rise to a balance sheet asset classified as “Other Amounts Receivable Under Reinsurance Contracts” or a balance sheet liability classified as “Funds Held Under Reinsurance Treaties.” Furthermore, each retrospective treaty requires a 24 or 36 month holding period before any premium adjustments or cash can be returned or paid. The ultimate settlement amount is not determined until all losses have been settled under the respective treaties. As of December 31, 2009, we have recorded a balance sheet asset, “Other Amounts Receivable Under Reinsurance Contracts” of $785,000 and a balance sheet liability, “Funds Held Under Reinsurance Treaties” of $2,379,000, which represent the differences between the estimates of ultimate reinsurance premiums ceded amounts for the 2002 through 2008 treaty years as compared to the amounts paid on a provisional basis.

Other amounts receivable under reinsurance contracts decreased $712,000 (48%) to $785,000 at December 31, 2009 from $1,497,000 at December 31, 2008 due to a net payments of $3,463,000 received from reinsurers primarily for the initial reimbursement for the excess reinsurance premiums paid on a provisional basis for the 2006 treaty year.

Income tax receivable decreased $115,000 (16%) to $623,000 at December 31, 2009 from $738,000 at December 31, 2008 primarily due to a bad debt deduction recorded on our 2008 filed tax return related to credit impairments on certain non-agency collateralized mortgage obligations.

Deferred tax assets decreased $3,473,000 (37%) to $6,015,000 at December 31, 2009 from $9,488,000 at December 31, 2008 primarily due to a decrease in our realized losses on impairments of $1,782,000 and an increase in the tax effect of unrealized gains, net of losses in our investment portfolio of $2,722,000. The change in realized losses on impairments was the result of the recognition of realized losses on certain investments. The change in unrealized gains, net of losses was primarily due to improvements in market conditions. For a more complete listing of the components of deferred tax assets and liabilities see Note 13 to the financial statements included herein.

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

Recent Accounting Pronouncements

Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (the “Codification”), which superseded all previously existing non-Securities and Exchange Commission accounting and reporting standards for non-governmental entities and became the single source of authoritative U.S. GAAP. The FASB will no longer issue new standards in the form of SFASs, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the changes in the Codification.

The Codification does not change U.S. GAAP. Accordingly, its adoption did not have an impact on the Company’s financial position, results of operations or liquidity. However, previous references to applicable accounting literature, via disclosures, may have changed to reflect the new applicable Codification section reference.

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

In April 2009, the FASB issued FASB ASC 320-10 (Prior authoritative literature: FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments), which replaces the requirement in FASB ASC 320-10 (Prior authoritative literature: FSP No. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments), for management to assert that it has the intent and ability to hold an impaired debt (“fixed maturity”) security until recovery with the requirement that management assert if it either has the intent to sell the fixed maturity security or if it is more likely than not it will be required to sell the fixed maturity security before recovery of its amortized cost basis.  If management intends to sell the fixed maturity security or it is more likely than not it will be required to sell the fixed maturity security before recovery of its amortized cost basis, an other-than-temporary impairment (“OTTI”) shall be recognized in earnings equal to the difference between the fixed maturity security’s amortized cost basis and its fair value at the balance sheet date.  After the recognition of an OTTI, the fixed maturity security is accounted for as if it had been purchased on the measurement date of the OTTI, with an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings.

If management does not intend to sell the fixed maturity security and it is not likely that it will be required to sell the fixed maturity security before recovery of its amortized cost basis, but the present value of the cash flows expected to be collected is less than the amortized cost basis of the fixed maturity security (referred to as the credit loss), an OTTI is also considered to have occurred.  In this instance, FASB ASC 320-10 requires the separation of the total OTTI into the amount related to the credit loss, which is recognized in earnings, with the remaining amount of the total OTTI attributed to other factors (referred to as the noncredit portion) and recognized as a separate component in OCI.  After the recognition of an OTTI, the fixed maturity security is accounted for as if it had been purchased on the measurement date of the OTTI, with an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings.  In addition, FASB ASC 320-10 expands and increases the frequency of existing disclosures about OTTIs for fixed maturity securities regarding expected cash flows, credit losses and aging of securities with unrealized losses. Upon adoption, the cumulative effect of this pronouncement is recognized as an adjustment to the opening balance of retained earnings with a corresponding adjustment to OCI for those securities that management does not have the intent to sell or it is not likely that it will be required to sell the fixed maturity security before recovery of its amortized cost basis. The adoption of this pronouncement did not have a material impact on our results of operations, financial position or cash flows.

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

New Unadopted Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements. New disclosures are required for transfers in and out of Levels 1 and 2, whereby significant transfers will require disclosure of rationales for the transfers. Activity in Level 3 fair value measurements will require the reporting entity to present separately the information about purchases, sales, issuances and settlements. Existing disclosures have been expanded, whereby the reporting entity must provide fair value measurements for each class of assets and liabilities and provide disclosures about the valuation techniques and inputs used to measure fair value. Those disclosures will be required for fair value measurements that fall in either Level 2 or Level 3. This standard shall be effective for interim and annual reporting periods beginning after December 15, 2009, except for the separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements which shall be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We will adopt the requirements of the Accounting Standards Update upon their effective dates. We do not anticipate that the adoption of this update will have a material impact on our financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of December 31, 2009 or 2008.

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

We invest our assets primarily in fixed-maturity securities, which as of each of December 31, 2009 and December 31, 2008 comprised approximately 85% of total investments, including unrestricted cash balances, at market value. As of December 31, 2009 and December 31, 2008, the fair value of investments in fixed maturity securities was $226,583,000 and $198,011,000, respectively. The increase in fixed-income maturities is primarily the result of the purchase of additional fixed-maturity securities through cash received from operations. Our intent is to continue to focus on preservation of principal over yield during the current economic crisis.

The fixed-income maturities consist predominately of investment grade U.S. government agency and non-agency CMOs and U.S. government agency mortgage-backed bonds for the purpose of generating ample cash flow to meet claim funding requirements while maintaining a reasonable investment yield.

We have exposure to credit risk primarily as a holder of fixed-income securities. We control this exposure by emphasizing investment grade quality in the fixed-income securities we purchase. At December 31, 2009 and at December 31, 2008, substantially all of our fixed-income portfolio consisted of investment grade securities. We believe that this concentration of investment grade securities limits our exposure to credit risk on our fixed-income investments. The financial environment globally and in the United States has recently experienced significant volatility. While we experienced recent increases in the fair market value of our investment portfolio, our investment holdings have been affected by these current poor economic conditions and recent changes in the financial and credit markets, and we rely on the investment income produced by our investment portfolio to contribute to our profitability. Future changes in interest rates and credit quality caused by a continued market downturn will likely result in fluctuations in the income derived from, the valuation of, and in the case of declines in credit quality, payment defaults on, our fixed maturities securities, which could have a material adverse affect on our financial condition, liquidity or results of operations.

Our investment portfolio is also subject to credit and cash flow risk, including risks associated with our investments in mortgage-backed securities. Because our investment portfolio is the largest component of our consolidated balance sheet, further deterioration of the economy and the financial and credit markets could result in additional other-than-temporary impairments (“OTTI”) that could be material to our financial condition and operating results. For examples, such economic changes could arise from overall changes in the financial markets or specific changes to industries, companies or municipalities in which we maintain our investment holdings. Also, in periods of market illiquidity and instability such as the current financial crisis, the fair value of our investments is more difficult to estimate, could result in assessments of fair value greater or less than amounts received in actual transactions and may have unforeseen consequences that we are currently unable to predict. Volatile or illiquid markets increase the likelihood that such assumptions may not behave in historically predictable manners, resulting in fair value estimates that are overstated compared with actual amounts that could be realized upon disposition or maturity of the security. For additional discussion of our fixed maturities securities including our non-agency collateralized mortgage obligations and related OTTI as well as our fair value measurements, see Notes 7 and 9 to our consolidated financial statements included herein.

The value of the fixed-income maturities are also subject to interest rate risk. As market interest rates decrease, the fair value of our fixed maturity portfolio increases with the opposite holding true in rising interest rate environments. All of our fixed maturities securities are designated as available-for-sale and, accordingly, are presented at fair value on our balance sheets. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. We believe we are in a position to hold our fixed-income investments until maturity if we elect to do so.

Changes in interest rates as well as continued market instability due to a prolonged economic crisis continue to have an impact in our Financial Services segment. The general level of interest rates may trend higher or lower in 2010 and this move may impact our level of business in different fixed-income sectors. Since revenues are primarily recorded as commissions earned on the trading of fixed-income securities, a volatile interest rate environment or continued poor economic conditions in 2010 could lead to investor uncertainty and an unwillingness to invest, thus negatively affecting our commission revenues.

Equity securities comprised approximately 5% and 4% of total investments, including unrestricted cash, at market value as of both December 31, 2009 and December 31, 2008, respectively. As of December 31, 2009 and December 31, 2008, the fair value of investments in equity securities was $12,944,000 and $10,099,000, respectively.

Equity securities are subject to equity price risk, which is defined as the potential for loss in market value due to a decline in equity prices. The value of common stock equity investments is dependent upon the general conditions in the securities markets and the business and financial performance of the individual companies in the portfolio. Values are typically based on future economic prospects as perceived by investors in the equity markets. We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that such declines in the fair value of such assets below our accounting basis are other-than-temporary. We recorded net write-downs on equity securities of $353,000 for the year ended December 31, 2009 as a result of these equities having OTTI.

The remainder of the investment portfolio consists of cash, money market funds and highly liquid short-term investments.

As mentioned above, our invested assets are subject to interest rate risk and equity price risk. The following table presents the effect as of December 31, 2009 on current estimated fair values of the fixed-maturity securities available-for-sale and equity securities assuming a 100-basis point (1%) increase in market interest rates and a 10% decline in equity prices.

	Carrying Value	Estimated Fair Value at Current Market Rates/Prices	Estimated Fair Value at Adjusted Market Rates/Prices (1)
		(in thousands)
Interest rate risk:
Fixed-maturities; available for sale	$226,583	$226,583	$218,397
Equity price risk:
Equity securities	$12,944	$12,944	$11,650

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

Unsecured reinsurance recoverables at December 31, 2009, that exceeded 10% of total reinsurance paid and unpaid loss and loss adjustment expenses are summarized as follows (in thousands):

Company Name	December 31, 2009
Swiss Reinsurance	$2,933
Transatlantic Reinsurance	$2,362
ACE Tempest Re USA	$1,803
Hannover Ruckversicherrungs	$1,112

As of December 31, 2009, ACE Tempest Re USA was A.M. Best rated “A+” (Superior). Swiss Reinsurance (“Swiss Re”), Transatlantic Reinsurance (“Transatlantic”) and Hannover Ruckversicherrungs (“Hannover”) were A.M. Best rated “A” (Excellent). During the quarter ended March 31, 2009, A.M. Best down rated the financial strength rating of Swiss Re from “A+” to its current rating of “A”. In September 2008, Transatlantic’s financial strength rating was down-rated from A+ to its current rating of “A”. To date, both Swiss Re and Transatlantic, as well as our other reinsurers have continued to reimburse us for paid claims in a manner consistent with past practices.

The reinsurers on the 2009 treaty include Swiss Re, Hannover, Transatlantic and General Reinsurance Corporation (“General Re”). General Re is A.M. Best rated “A++” (Superior) as of December 31, 2009.

We continually monitor our reinsurers to minimize our exposure to significant losses from reinsurer defaults. Any amount found to be uncollectible would be written off in the period in which the uncollectible amount is identified. We require letters of credit from any reinsurance company that does not meet certain regulatory requirements, and/or credit ratings. As of December 31, 2009, our reinsurance contracts were with companies in adequate financial condition, and we believe there is not a need to establish an allowance for uncollectible reinsurance recoverable. We have not experienced any material problems collecting from our reinsurers. However, the ultimate effects of the recent financial and market crisis and overall economic downturn may have negative consequences on the credit quality, liquidity and financial stability of the reinsurers with which we do business. As recent market experience indicates, such deteriorations in financial condition can occur rapidly, leaving us unable to react to such a scenario in a manner consistent with orderly markets. This in turn could adversely and negatively affect our financial condition and results of operations.

Item 8.  Financial Statements and Supplementary Data.

The financial statements and supplementary data of American Physicians Insurance Company required to be included in this Item 8 are set forth on the pages indicated in Item 15 of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements on accounting or financial disclosure matters in connection with a change in accountants.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2009.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009 under the framework in Internal Control -Integrated Framework.

Deloitte & Touche LLP, our independent registered public accounting firm which audited the consolidated financial statements included in the annual report, has also issued an attestation on our internal control over financial reporting, and their report is set forth herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders of

American Physicians Service Group, Inc.

Austin, Texas

We have audited the internal control over financial reporting of American Physicians Service Group, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2009 of the Company and our report dated March 3, 2010 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

March 3, 2010

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

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive Proxy Statement pursuant to Regulation 14A (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included therein is incorporated herein by reference.

Item 10.  Directors, Executive Officers and Corporate Governance of Registrant

The information required by this Item regarding our directors is set forth in the section entitled “Proposal I – Election of Directors” in the Proxy Statement and is incorporated herein by reference.  The information required by this Item regarding our corporate governance is set forth in the sections entitled “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Committees; Corporate Governance” in the Proxy Statement and is incorporated herein by reference.  Information regarding our executive officers is set forth in “Item 1. Business – Executive Officers of the Registrant” in this Annual Report on Form 10-K.

Item 11.  Executive Compensation

The information required by this Item is set forth in the sections entitled “Executive Compensation,” “Director Compensation,” and “Board Committees; Corporate Governance” in the Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required by this Item is set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this Item is set forth in the sections entitled “Certain Relationships and Related Transactions” and “Board Committees; Corporate Governance” in the Proxy Statement and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated set forth in the section entitled “Ratification of Auditors” in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

2.1

Merger Agreement and Plan of Merger, dated June 5, 2006, among American Physicians Service Group, Inc., APSG ACQCO, Inc., and American Physicians Insurance Exchange, as amended. (2)

3.1

Restated Articles of Incorporation of American Physicians Service Group, Inc., as amended (7)

3.2

Amended and Restated Bylaws of American Physicians Service Group, Inc. (4)

4.1

Specimen of Common Stock Certificate of American Physicians Service Group, Inc. (1)

10.1*

Amended and Restated 2005 Incentive and Non-Qualified Stock Option Plan. (5)

10.2*

Form of Stock Option Agreement (Non-Qualified). (5)

10.3*

Deferred Compensation Master Plan. (5)

10.4*

Standard Retirement Services, Inc. Defined Contribution Volume Submitter 401(K) Profit Sharing Plan. (7)

10.5*

401(K) Profit Sharing Plan Adoption Agreement, as amended. (7)

10.6

Managing General Agency Agreement between American Physicians Insurance Company and American Physicians Insurance Agency, Inc., dated as of April 1, 2007. (3)

10.7

Order by Texas Department of Insurance dated January 26, 2007 approving the conversion from a reciprocal exchange to a stock insurance company and merger agreement. (3)

10.8

Order by Texas Department of Insurance dated April 2, 2007 approving the Articles of Incorporation of American Physicians Insurance Company. (3)

10.9*

Executive Employment Agreement between American Physicians Service Group, Inc. and Kenneth S. Shifrin. (6)

10.10*

Executive Employment Agreement between American Physicians Service Group, Inc. and Timothy L. LaFrey. (6)

10.11*

Executive Employment Agreement between American Physicians Service Group, Inc. and Marc J. Zimmermann. (6)

21.1

List of subsidiaries of American Physicians Service Group, Inc. (3)

23.1

Independent Registered Public Accountants Consent of Deloitte & Touche LLP. (7)

23.2

Independent Registered Public Accountants Consent of BDO Seidman, LLP. (7)

31.1

Section 302 Certification of Chief Executive Officer. (7)

31.2

Section 302 Certification of Chief Financial Officer. (7)

32.1

Section 906 Certification of Chief Executive Officer. (7)

32.2

Section 906 Certification of Chief Financial Officer. (7)

99.1

Investment Holdings Listing as of December 31, 2009. (7)

_________________________________________________

(*)

Denotes Executive Compensation plans and arrangements.

(1)

Filed as an Exhibit to the Registration Statement on Form S-1, Registration No. 2-85321, of the Company, and incorporated herein by reference.

(2)

Filed as an Exhibit to the Current Report on Form 8-K of the Company dated August 25, 2006 and incorporated herein by reference.

(3)

Filed as an Exhibit to the Registration Statement on Form S-1, Registration No. 333-143241, of the Company filed on May 24, 2007, and incorporated herein by reference.

(4)

Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.

(5)

Filed as an Exhibit to the Annual Report on Form 10-K of the Company for the year ended December 31, 2008 and incorporated herein by reference.

(6)

Filed as an Exhibit to Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference.

(7)

Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PHYSICIANS SERVICE GROUP, INC.

By:	/s/ Kenneth S. Shifrin
Kenneth S. Shifrin, Chairman of the Board and Chief Executive Officer

Date:	March 3, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Kenneth S. Shifrin	Chairman of the Board and Chief Executive Officer (Principal	March 3, 2010
Kenneth S. Shifrin	Executive Officer)

/s/ Timothy L. LaFrey	President and Chief Operating Officer, Director	March 3, 2010
Timothy L. LaFrey

/s/ Marc J. Zimmermann	Senior Vice President – Finance, and Chief Financial Officer	March 3, 2010
Marc J. Zimmermann	(Principal Accounting Officer)

/s/ Norris C. Knight, Jr. M.D.	Director	March 3, 2010
Norris C. Knight, Jr. M.D.

/s/ Lew N. Little, Jr.	Director	March 3, 2010
Lew N. Little, Jr.

/s/ Jackie Majors	Director	March 3, 2010
Jackie Majors

/s/ William J. Peche, M.D.	Director	March 3, 2010
William J. Peche, M.D.

/s/ William A. Searles	Director	March 3, 2010
William A. Searles

/s/ Cheryl Williams	Director	March 3, 2010
Cheryl Williams

1.

Financial Statements of American Physicians Service Group, Inc.

2.

Financial Statement Schedules

Page

I	Summary of Investments – Other than Investments in Related Parties	S-1
II	Condensed Financial Information – Condensed Balance Sheets as of December 31, 2009 and 2008	S-2
II	Condensed Financial Information – Condensed Statements of Operations for the years ended December 31, 2009, 2008 and 2007	S-3
II	Condensed Financial Information – Condensed Statement of Cash Flows	S-4
III	Supplementary Insurance Information	S-7
IV	Reinsurance	S-8
V	Valuation of Qualifying Accounts – Not Applicable	-
VI	Supplemental Information Concerning Property-Casualty Insurance Operations	S-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

American Physicians Service Group, Inc.

Austin, Texas

We have audited the accompanying consolidated balance sheet of American Physicians Services Group, Inc. and subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2009. Our audit also included the 2009 financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Physicians Service Group, Inc. and subsidiaries at December 31, 2009, and the results of their operations and their cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

March 3, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

American Physicians Service Group, Inc.

Austin, Texas

We have audited the accompanying consolidated balance sheet of American Physicians Services Group, Inc. as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2008. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Physicians Service Group, Inc. at December 31, 2008, and the results of its operations and its cash flows for the each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO Seidman, LLP

Houston, Texas

March 3, 2009

AMERICAN PHYSICIANS SERVICE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands)	December 31,	December 31,
	2009	2008
Assets

Investments:
Fixed maturities available for sale, at fair value	$226,583	$198,011
Equity securities available for sale, at fair value	12,944	10,099
Other invested assets	1,534	1,599
Total investments	241,061	209,709

Cash and cash equivalents	18,277	22,060
Accrued investment income	1,700	1,489
Premiums receivable	15,678	17,186
Reinsurance recoverables on paid and unpaid loss and loss adjustment expenses	8,897	13,796
Other amounts receivable under reinsurance contracts	785	1,497
Deferred policy acquisition costs	2,335	2,500
Subrogation recoverables	-	219
Income tax receivable	623	738
Deferred tax assets	6,015	9,488
Property and equipment, net	406	590
Intangible assets	2,563	2,264
Other assets	1,432	2,018

Total assets	$299,772	$283,554

See accompanying notes to consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands)
	December 31,	December 31,
	2009	2008
Liabilities

Reserve for loss and loss adjustment expense	$88,668	$92,141
Unearned premiums	36,341	36,785
Reinsurance premiums payable	30	61
Funds held under reinsurance treaties	2,379	3,978
Accrued expenses and other liabilities	6,465	6,556
Mandatorily redeemable preferred stock	6,679	7,568

Total liabilities	140,562	147,089

Commitments and contingencies

Shareholders' Equity

Common stock, $0.10 par value, 20,000,000 shares authorized, 6,876,215 and 7,014,386 issued and outstanding at December 31, 2009 and December 31, 2008	688	701
Additional paid-in capital	81,784	82,329
Accumulated other comprehensive income	5,345	368
Retained earnings	71,393	53,067

Total shareholders' equity	159,210	136,465

Total liabilities & shareholders' equity	$299,772	$283,554

See accompanying notes to consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007

(in thousands, except per share data)
	2009	2008	2007
REVENUES

Gross premiums written	$65,430	$64,117	$50,120
Premiums ceded	2,309	1,543	4,813
Change in unearned premiums	444	(1,579)	1,106

Net premiums earned	68,183	64,081	56,039

Investment income, net of investment expense	10,109	11,999	8,693
Realized capital losses, net	(187)	(162)	3
Other-than-temporary impairments	(2,345)	(7,587)	(5,259)
Financial services	8,021	6,193	21,056
Other revenue	230	225	3,871

Total revenues	84,011	74,749	84,403

EXPENSES

Losses and loss adjustment expenses	24,978	18,569	13,695
Other underwriting expenses	11,061	11,074	8,320
Change in deferred policy acquisition costs	165	14	(110)
Management service expenses	-	-	3,823
Financial services expenses	7,905	9,749	19,030
General and administrative expenses	5,202	5,752	5,459
Impairment of goodwill	-	-	1,247

Total expenses	49,311	45,158	51,464

Income from operations	34,700	29,591	32,939

Income tax expense	11,835	10,428	11,929
Non-controlling interests	-	-	1

Net income before extraordinary gain	22,865	19,163	21,009

Extraordinary gain, net of tax	-	-	2,264

Net income	$22,865	$19,163	$23,273

See accompanying notes to consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007

(in thousands, except per share data)
	2009	2008	2007
Net income per common share

Basic:
Net income before extraordinary gain	$3.30	$2.69	$3.80

Extraordinary gain	-	-	0.41

Net Income	$3.30	$2.69	$4.21

Diluted:
Net income before extraordinary gain	$3.26	$2.64	$3.69

Extraordinary gain	-	-	0.40

Net Income	$3.26	$2.64	$4.09

Basic weighted average shares outstanding	6,919	7,131	5,532

Diluted weighted average shares outstanding	7,020	7,248	5,695

See accompanying notes to consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share amounts)						Accumulated
			Additional			Other		Total
	Common	Common	Paid-In	Retained	Comprehensive	Comprehensive	Treasury	Shareholders'
	Shares	Stock	Capital	Earnings	Income	Income	Stock	Equity
Balance January 1, 2007	2,817,746	$282	$10,511	$18,544		$231	$-	$29,568

Comprehensive income:
Net income	-	-	-	23,273	23,273	-	-	23,273
Other comprehensive income, net of tax:
Unrealized gain on securities, (net of reclassification adjustment (Note 8))	-	-	-	-	314	314	-	314
Comprehensive income					$23,587
Stock options expensed	-	-	1,279	-		-	-	1,279
Stock options exercised- proceeds	85,350	7	551	-		-	-	558
Stock options exercised- exchanged	25,000	3	105	-		-	-	108
Tax benefit from exercise of stock options	-	-	496	-		-	-	496
Treasury stock purchases	-	-	-	-		-	(1,378)	(1,378)
Cancelled treasury stock - purchased	(63,580)	(6)	(238)	(1,026)		-	1,270	-
Cancelled treasury stock - exchanged	(12,000)	(1)	(45)	(62)		-	108	-
Stock issued-Public Offering, net of offering costs	2,315,000	231	34,842	-		-	-	35,073
Stock issued-Merger	1,982,499	198	34,763	-		-	-	34,961
Dividends paid (per share - $0.30)	-	-	-	(1,416)		-	-	(1,416)
Buyback minority interest	-	-	-	(6)		-	-	(6)
Common stock awarded	63,611	7	1,143	-		-	-	1,150
Balance December 31, 2007	7,213,626	$721	$83,407	$39,307		$545	$-	$123,980

Comprehensive income:
Net income	-	-	-	19,163	19,163	-	-	19,163
Other comprehensive income, net of tax:
Unrealized gain on securities, (net of reclassification adjustment (Note 8))	-	-	-	-	(177)	(177)	-	(177)
Comprehensive income					$18,986
Stock options expensed	-	-	677	-		-	-	677
Stock options exercised- proceeds	17,700	1	185	-		-	-	186
Stock options exercised- exchanged	157,500	14	1,572	-		-	-	1,586
Tax benefit from exercise of stock options	-	-	605	-		-	-	605
Treasury stock purchases	-	-	-	-		-	(8,007)	(8,007)
Cancelled treasury stock - purchased	(307,888)	(30)	(3,562)	(2,421)		-	6,013	-
Cancelled treasury stock - exchanged	(95,052)	(8)	(1,100)	(886)		-	1,994	-
Dividends paid (per share - $0.30)	-	-	-	(2,096)		-	-	(2,096)
Common stock awarded	28,500	3	545	-		-	-	548
Balance December 31, 2008	7,014,386	$701	$82,329	$53,067		$368	$-	$136,465

See accompanying notes to consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(continued)

(In thousands, except share amounts)						Accumulated
			Additional			Other		Total
	Shares	Common	Paid-In	Retained	Comprehensive	Comprehensive	Treasury	Shareholders'
	Outstanding	Stock	Capital	Earnings	Income	Income	Stock	Equity
Balance December 31, 2008	7,014,386	$701	$82,329	$53,067		$368	$-	$136,465

Comprehensive income:
Net income	-	-	-	22,865	22,865	-	-	22,865
Other comprehensive income, net of tax:
Unrealized gain on securities, (net of reclassification adjustment (Note 8))	-	-	-	-	4,977	4,977	-	4,977
Comprehensive income					$27,842
Stock options expensed	-	-	489	-		-	-	489
Stock options exercised- exchanged	121,250	11	1,604	-		-	-	1,615
Tax benefit from exercise of stock options	-	-	214	-		-	-	214
Treasury stock purchases	-	-	-	-		-	(5,826)	(5,826)
Cancelled treasury stock - purchased	(194,264)	(18)	(2,292)	(1,701)		-	4,011	-
Cancelled treasury stock - exchanged	(84,457)	(8)	(997)	(810)		-	1,815	-
Dividends paid (per share - $0.30)	-	-	-	(2,028)		-	-	(2,028)
Common stock awarded	19,300	2	437	-		-	-	439
Balance December 31, 2009	6,876,215	$688	$81,784	$71,393		$5,345	$-	$159,210

See accompanying notes to consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net Income	$22,865	$19,163	$23,273
Adjustments to reconcile net income to cash provided by operating activities:
Amortization and accretion of investments	30	(215)	(873)
Depreciation and amortization	719	748	696
Extraordinary gain	-	-	(2,264)
Impairment of goodwill	-	-	1,247
Net realized losses and OTTI on investments	2,532	7,749	5,256
Common stock awarded	439	548	1,150
Stock options expensed	489	677	1,279
Deferred income tax expense (benefit)	792	(1,868)	(1,754)
Excess tax benefits from stock-based compensation	(214)	(605)	(496)
Other non-cash items	(12)	(115)	252
Changes in operating assets and liabilities, net of business acquisition:
Restricted cash	-	694	1,186
Premiums receivable, net	1,508	(1,240)	(1,299)
Other amounts receivable under reinsurance contracts	712	3,038	(3,163)
Reinsurance recoverables on unpaid and paid loss expenses	4,875	6,223	9,666
Deferred acquisition costs	165	14	(110)
Funds held under reinsurance treaties	(1,599)	(673)	(6,461)
Reserve for losses and loss adjustment expenses	(3,473)	(9,465)	(14,622)
Unearned premiums	(444)	1,368	(1,099)
Other receivables and assets	397	339	1,654
Income tax receivable	329	1,701	(4,220)
Accrued expenses & other liabilities	(252)	(2,418)	(1,223)
Net cash provided by operating activities	29,858	25,663	8,075

Cash flows used in investing activities:
Capital expenditures	(615)	(810)	(1,132)
Proceeds from the sale of available-for-sale equity and fixed income securities	97,746	54,502	42,086
Purchase of available-for-sale equity and fixed income securities	(123,842)	(67,061)	(77,308)
Funds loaned to others	-	(434)	-
Cash received from API acquisition	-	-	9,910
Collection of notes receivable and other	125	495	101
Net cash used in investing activities	(26,586)	(13,308)	(26,343)

Cash flows from (used in) financing activities:
Secondary stock offering and over-allotment	-	-	35,073
Exercise of stock options	-	186	558
Excess tax benefits from stock-based compensation	214	605	496
Repurchases of common stock	(4,011)	(6,013)	(1,270)
Preferred stock redemption	(1,230)	(1,368)	(1,018)
Non-controlling interest buyback	-	-	(6)
Dividends paid	(2,028)	(2,096)	(1,416)
Net cash provided by (used in) financing activities	(7,055)	(8,686)	32,417

Net change in cash and cash equivalents	(3,783)	3,669	14,149

Cash and cash equivalents at beginning of period	22,060	18,391	4,242
Cash and cash equivalents at end of period	$18,277	$22,060	$18,391

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

We provide medical professional liability insurance primarily in Texas, where our insurance subsidiary, American Physicians Insurance Company, (“API”) has written business for over 33 years. API is authorized to do business in the States of Texas, Arkansas and Oklahoma and specializes in writing medical professional liability insurance for physicians and other healthcare providers. API currently insures approximately 6,360 physicians, dentists, and other healthcare providers, the vast majority of which are in Texas. Approximately 92% of API’s premiums are written through purchasing groups, which in Texas currently subjects us to less stringent state regulation of premium rates and policy forms. Historically, we operated as the attorney-in-fact manager for API since 1975. In April 2007, we acquired API, thus combining our insurance management experience with an insurance underwriting entity to allow for the increased possibility for expansion into new markets and continued growth in existing markets.

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

2.

IMMATERIAL RESTATEMENT OF SHAREHOLDERS’ EQUITY

We have restated retained earnings and additional paid-in capital as of January 1, 2007 and December 31, 2007 and 2008. After the issuance of our Annual Report on Form 10-K for the year ended December 31, 2008, in connection with a review of our accounting practices for the purchase and retirement of treasury stock, we determined that we had not correctly allocated the excess of the purchase price over the stated value of the treasury stock between additional paid-in capital and retained earnings. This adjustment affects only the balance sheet presentation of our equity accounts and has no impact on total shareholders’ equity, net income, earnings per share, or cash flows for the periods presented.

The tables below summarize the effects of such immaterial adjustments on our previously issued consolidated financial statements (in thousands):

	As of December 31, 2008
	As Reported	Adjustment	As Adjusted
Common stock, $0.10 par value	$701	$-	$701
Additional paid-in capital	75,367	6,962	82,329
Accumulated other comprehensive income, net of taxes	368	-	368
Retained earnings	60,029	(6,962)	53,067
Total shareholders' equity	$136,465	$-	$136,465

	As of December 31, 2007
	As Reported	Adjustment	As Adjusted
Common stock, $0.10 par value	$721	$-	$721
Additional paid-in capital	79,752	3,655	83,407
Accumulated other comprehensive income, net of taxes	545	-	545
Retained earnings	42,962	(3,655)	39,307
Total shareholders' equity	$123,980	$-	$123,980

	As of January 1, 2007
	As Reported	Adjustment	As Adjusted
Common stock, $0.10 par value	$282	$-	$282
Additional paid-in capital	7,944	2,567	10,511
Accumulated other comprehensive income, net of taxes	231	-	231
Retained earnings	21,111	(2,567)	18,544
Total shareholders' equity	$29,568	$-	$29,568

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Principles of Consolidation. The consolidated financial statements include our accounts and the accounts of our subsidiary companies that are owned by us. In the event that we retain sufficient risk of loss in a disposed subsidiary to preclude us from recognizing the transaction as a divestiture, we would continue to consolidate the subsidiary as an entity in which we have a variable interest. All inter-company transactions and balances have been eliminated from the accompanying consolidated financial statements.

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

Accounts Receivable and Allowance for Doubtful Accounts. Our Insurance Services segment offers various payment plans for policies with an annual term. Premiums receivable totaled $15,678,000 at December 31, 2009, due for premium installments. Receivable balances consist of written premiums from physicians and other healthcare providers in the states of Texas, Arkansas and Oklahoma. Payment plans are designed so that credit risk associated with these receivables is generally offset by the liability for unearned premiums. API did not record any allowance for doubtful accounts at December 31, 2009.

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

Fair Value Measurements. In April 2009, FASB ASC 820-10, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, was issued. It provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset and identifying circumstances that indicate a transaction is not orderly. This FSP also requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques). FASB ASC 820-10 does not change the objective of fair value measurement. That is, even though there has been a significant decrease in market activity for a security, the fair value objective remains the same. Fair value is the price that would be received to sell a security in an orderly transaction (i.e. not a forced liquidation or distressed sale), between market participants at the measurement date under current market conditions (i.e., an exit price notion). We adopted FASB ASC 820-10 for the three months ended June 30, 2009 and it did not have a material impact on our financial position, results of operations or cash flows.

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

Fair value is used on a recurring basis for our equity and fixed maturity, available-for-sale securities in which fair value is the primary basis of accounting. Fair value for these securities is the market value based on quoted market prices, when available (Level 1) or quoted prices for similar assets or liabilities in active markets or market prices obtained from third-party pricing services for identical or comparable assets (Level 2). Certain assets and liabilities are not actively traded in observable markets with listed prices or quotes and we must use alternative valuation techniques based on independent dealer quotes on the security, our own assumptions including internal pricing models and professional judgment to derive a fair value measurement (Level 3). In these instances when significant valuation assumptions are not readily observable in the market, instruments are valued based on the best available data to approximate fair value. This data would consider a risk premium that a market participant would require. We use prices and inputs that are current as of the measurement date, including periods of market dislocation. Typically, during periods of market dislocation, the observability of prices and inputs may be reduced for the instruments we hold. This condition could cause an instrument to be reclassified to a lower level during any given period. For additional discussion regarding fair value measurement, see Note 9.

Investments. We currently classify all investment securities as available-for-sale at the date of purchase. In addition, on a periodic basis, we review our fixed maturity and equity security portfolio for proper classification as trading, available-for-sale or held-to-maturity.

Available-for-sale fixed maturity and equity securities are reported at their estimated fair value, with any unrealized gains and losses reported net of any related tax effects, as a component of accumulated other comprehensive income. Any change in the estimated fair value of available-for-sale investment securities during the period is reported as unrealized appreciation or depreciation, net of any related tax effects, in other comprehensive income. Investment income includes amortization of premium and accrual of discount on our fixed maturity portfolio using the scientific yield method for investments that are acquired at other than par value. Amortization for loan-backed, or mortgage-backed, securities is adjusted prospectively for changes in pre-payment speed assumptions.

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

In April 2009, the FASB also issued FASB ASC 320-10, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”), which replaces the requirement in FASB ASC 320-10, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” for management to assert that it has the intent and ability to hold an impaired fixed maturity security until recovery with the requirement that management assert if it either has the intent to sell the fixed maturity security or if it is more likely than not the entity will be required to sell the debt security before recovery of its amortized cost basis.

When assessing our intent to sell a fixed maturity security or if it is more likely that we will be required to sell a fixed maturity security before recovery of its cost basis, we evaluate facts and circumstances such as, but not limited to, decisions to reposition our security portfolio, sale of securities to meet cash flow needs and sales of securities to capitalize on favorable pricing.  In order to determine the amount of the credit loss for a fixed maturity security, we calculate the recovery value by performing a discounted cash flow analysis based on the expected future cash flows we anticipate to recover. The effective interest rate is the original yield or the effective yield if the fixed maturity security was previously impaired.  If an other-than-temporary impairment (“OTTI”) exists and we have the intent to sell the security, we conclude that the entire OTTI is credit-related and the amortized cost for the security is written down to current fair value with a corresponding charge to realized loss on our Consolidated Statements of Operations.  If we do not intend to sell a fixed maturity security or it is not more likely than not we will be required to sell a fixed maturity security before recovery of its amortized cost basis but the present value of the cash flows expected to be collected is less than the amortized cost of the fixed maturity security (referred to as the credit loss), we conclude that an OTTI has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to realized loss on our Consolidated Statements of Operations, as this is also deemed the credit portion of the OTTI.  The remainder of the decline in the fair value is recorded to other comprehensive income (“OCI”), as an unrealized OTTI loss on our Consolidated Balance Sheets, as this is considered a noncredit (i.e., recoverable) impairment. As of December 31, 2009, we have no OTTI recognized in OCI.

To determine if the fixed maturity security has experienced an OTTI, we consider the facts and circumstances surrounding the underlying issuer including, but not limited to, the following:

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

For all fixed maturity securities evaluated for OTTI, we consider the timing and amount of the cash flows. When evaluating whether our non-agency CMOs, including our position in Alt-A’s, are other-than-temporarily impaired, we also examine the characteristics of the underlying collateral, such as delinquency, loss severities and default rates, the quality of the underlying borrower, the type of collateral in the pool, the vintage year of the collateral, subordination levels within the structure of the collateral pool, the quality of any credit guarantors, the susceptibility to variability of prepayments, our intent to sell the security and whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost basis. In assessing corporate fixed maturity securities for OTTI, we evaluate the ability of the issuer to meet its debt obligations; fundamentals of the industry in which the issuer operates; expectations regarding defaults and recovery rates; and changes to the rating of the security by a rating agency.

For an equity security, if we do not have the ability and intent to hold the security for a sufficient period of time to allow for a recovery in value, we conclude that an OTTI has occurred, and the cost of the equity security is written down to the current fair value, with a corresponding change to realized gain (loss) in our Consolidated Statements of Operations.   We base our review on a number of factors including, but not limited to, the severity and duration of the decline in fair value of the equity security as well as the cause of the decline, the length of time we have held the equity security, any third party research reports or analysis, and the financial condition and near-term prospects of the security’s issuer, taking into consideration the economic prospects of the issuer’s industry and geographical location. For additional discussion regarding OTTI see Note 7 herein to our consolidated financial statements.

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

Deferred Policy Acquisition Costs.  The costs of acquiring and renewing insurance business that vary with and are directly related to the production of such business are deferred and amortized ratably over the period the related unearned premiums are earned. Such costs include commissions, premium taxes and certain underwriting and policy issuance costs. Deferred acquisition costs are recorded net of ceding commissions. Deferred policy acquisition costs are reviewed to determine if they are recoverable from future income, including investment income. If such costs are estimated to be unrecoverable, they are expensed in the period the determination is made.

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

Our Insurance Services segment issues policies written on a claims-made basis. A claims-made policy provides coverage for claims reported during the policy year. Policies are written for a one-year term and premiums are earned on a pro rata basis over the term of the policy. Unearned premiums are determined on a monthly pro rata basis. Upon termination of coverage, policyholders may purchase an extended reporting period (tail) endorsement for additional periods of time. These extended reporting period coverage endorsement premiums are earned when written.

Business Combinations. We recorded all assets and liabilities acquired in the acquisition of API, including indefinite-lived intangibles, and other intangibles, at fair value. The initial recording of other intangibles requires subjective judgments concerning estimates of the fair value of the acquired assets and liabilities. Based on our review of the fair value of assets acquired in the acquisition of API on April 1, 2007, there was no goodwill and we recorded an extraordinary gain of $2,264,000 during the three months ended June 30, 2007 for the excess of net assets received over cost to acquire.

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

Reinsurance. Certain premiums are ceded to other insurance companies under reinsurance agreements. These reinsurance contracts provide us with increased capacity to write additional risk and the ability to write specific risks within our capital resources and underwriting guidelines. Reinsurance premiums and losses related to reinsured business are accounted for consistently with the original policies issued and the terms of the reinsurance contracts.

Net premiums written, net premiums earned, losses and loss adjustment expenses, and underwriting expenses are reported in our consolidated statements of income net of the amounts for reinsurance ceded to other companies.  Amounts recoverable from reinsurers including those related to the portions of the liability for losses and loss adjustment expenses and unearned premiums ceded to them are reported as assets in our consolidated statements of financial position.  Reinsurance recoverables related to unpaid losses and loss adjustment expenses are estimated in a manner consistent with the terms of each respective reinsurance agreement.

Reinsurance does not relieve us from our primary obligations to policyholders.  Therefore, the failure of reinsurers to honor their obligations could result in losses to us.  We continually monitor our reinsurers to minimize our exposure to significant losses from reinsurer insolvencies. Any amount deemed to be uncollectible would be written off in the period in which the amount is identified. As of December 31, 2009, all of our reinsurance contracts were with companies in adequate financial condition, and management believes there is not a need to establish an allowance for uncollectible reinsurance recoverable. We have not experienced any material problems collecting from our reinsurers.

Stock-Based Compensation.  We estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The portion of the value that is ultimately expected to vest is recognized as expense over the service period. Stock-based compensation expense recognized in our consolidated statements of income for fiscal years 2009, 2008 and 2007 is based on awards ultimately expected to vest, and is reduced for estimated forfeitures. In addition, we recognize excess tax benefits on compensation expense which is reported as a component of cash flows from financing activities rather than as an operating cash flow.

We also recognize deferred compensation expense for all deferred stock grants to key employees and directors. This non-qualified compensation plan was designed to give us more flexibility in compensating key employees and directors through ownership of our common stock. The amount of deferred compensation expense recognized is based on the closing price of our common stock on the date of the grant and is recorded as compensation expense in our consolidated statements of income for fiscal years 2009, 2008 and 2007.

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

The Company has developed and implemented a process to ensure that uncertain tax positions are identified, analyzed and properly reported in the Company’s financial statements. Based on all known facts and circumstances and current tax law, we believe that the total amount of unrecognized tax benefits is not material to our results of operations, financial condition or cash flows. We also believe that the total amount of unrecognized tax benefits, if recognized, would not have a material effect on our effective tax rate. We further believe that there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

Credit Risk. We have exposure to credit risk primarily as a holder of fixed maturity securities. We control this exposure by emphasizing investment grade quality in the fixed maturity securities we purchase. At December 31, 2009 and at December 31, 2008, substantially all of our fixed maturity portfolio at fair value consisted of investment grade securities. We believe that this concentration of investment grade securities limits our exposure to credit risk on our fixed-income investments.

Concentration Risk. Our insurance subsidiary has a concentration of risk on both a geographic and agent directed business basis. Our insurance business is concentrated in Texas, in which we generate approximately 92% of our written premiums written by API. Accordingly, unfavorable economic, regulatory and demographic conditions in Texas would negatively impact our business. We focus exclusively on medical professional liability insurance. In the event there is meaningful change in the existing legislation and claims environment, our financial condition and results of operations could be adversely affected.

In addition, we market and sell our insurance products through a group of approximately 42 active independent, non-exclusive insurance agents. For the year ended December 31, 2009, approximately 41% of our gross premiums written were produced by one agency. We do not have exclusive arrangements with our agents, and either party can terminate the relationship at any time. These agents are not obligated to promote our products and may also sell our competitors’ products. We must offer medical professional liability insurance products and services that meet the requirements of these agents and their customers. We must also provide competitive commissions to these agents.

Other Recent Accounting Standards

Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (the “Codification”), which superseded all previously existing non-Securities and Exchange Commission accounting and reporting standards for non-governmental entities and became the single source of authoritative U.S. GAAP. The FASB will no longer issue new standards in the form of SFASs, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the changes in the Codification.

The Codification does not change U.S. GAAP. Accordingly, its adoption did not have an impact on the Company’s financial position, results of operations or liquidity. However, previous references to applicable accounting literature, via disclosures, may have changed to reflect the new applicable Codification section reference.

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

4.

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

(in thousands)

ASSETS
Investments:
Fixed maturities available for sale	$145,354
Equity securities available for sale	6,851
Other invested assets	1,848
Total investments	154,053
Cash and cash equivalents	9,910
Accrued investment income	793
Premiums receivable	14,647
Other amounts receivable under reinsurance recoverables	1,373
Reinsurance recoverables on paid and unpaid loss adjustment expenses	29,685
Prepaid reinsurance premiums	311
Deferred policy acquisition costs	2,404
Deferred tax assets	4,630
Subrogation recoverables	505
Other assets	358
Total assets	$218,669

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Reserve for losses and loss adjustment expenses	$116,227
Unearned premiums	36,516
Reinsurance premiums payable	253
Funds held under reinsurance treaties	11,112
Federal income tax payable	2,623
Other liabilities	4,507
Total liabilities	$171,238

Purchase price	$45,167
Excess of net assets received over cost to acquire (1)	2,264

Total	$218,669

(1)

The fair value of net assets acquired exceeded the cost of acquisition. After review it was determined that no intangibles were acquired and that no assets should be reduced below their carrying value, which approximates fair value. Consequently, an extraordinary gain of $2,264,000 was recognized in the period of the acquisition in accordance with FASB ASC 805, Accounting for Business Combinations.

The table below reflects the unaudited pro forma results of operations for the year ended December 31, 2007 of the Company and API as if the acquisition had taken place on January 1 of 2007 including estimated purchase accounting adjustments. The pro forma results should not be considered indicative of future results of operations.

AMERICAN PHYSICIANS SERVICE GROUP, INC.
PROFORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in thousands)	Year Ended
December 31,
2007
REVENUES

Gross premiums written	$65,586
Premiums ceded	2,406
Change in unearned premiums	4,358

Net premiums earned	72,350

Investment income, net of investment expense	10,505
Realized capital gains (loss), net	(5,130)
Management service	179
Financial services	20,749
Other revenue	68

Total revenues	98,721

EXPENSES

Losses and loss adjustment expenses	24,659
Other underwriting expenses	11,635
Change in deferred policy acquisition costs	31
Management service expenses	-
Financial services expenses	19,030
General and administrative expenses	5,561
Impairment of goodwill	1,247

Total expenses	62,163

Income from operations	36,558

Income tax expense	13,121
Non-controlling interests	1

Net income	$23,436

5.

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

6.

IMPAIRMENT OF GOODWILL

Goodwill was originally recorded based on the repurchase of an interest in one of our subsidiaries, APS Insurance Services, from the non-controlling holder in 2003. Goodwill was determined to exist based on earnings expected to be generated from the management agreement, with API. With the purchase of API by us and termination of the management agreement, we determined that the original circumstances creating the goodwill no longer existed and that the entire $1,247,000 balance was impaired. The goodwill was written down during the three months ended June 30, 2007.

7.

INVESTMENTS

Available-For-Sale Fixed Maturities. Of the total $226,583,000 portfolio balance in available-for-sale fixed maturities at December 31, 2009, all but $2,455,000 are considered investment grade securities. The primary goal of our investment strategy for our Insurance Services segment is to ensure that we have sufficient assets to meet our obligations to our policyholders, and our secondary goal is to provide investment income. The investment plan for our Insurance Services segment provides guidance on diversification, duration of the portfolio, sector allocation and specific restrictions, such as the size of investment in any one issue and limitations on the purchases of securities rated lower than investment grade by Moody’s, Standard and Poor’s or a comparable rating institution.

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

Our entire fixed-income portfolio consists of investment grade securities rated “BBB” or higher by Standard and Poor’s, Moody’s or Fitch rating agencies with the exception of one corporate bonds and six CMOs with a combined fair market value of approximately $2,455,000. The following table reflects the composition of our fixed-income portfolio by security rating category of the issuer, as of December 31, 2009. In cases where the rating agencies had a different rating assigned to a security, the classification in the table is the lower rating.

Rating Category	Fair Value	Percentage
AAA / Aaa	$167,010	74%
AA / Aa	23,927	10%
A / A	22,547	10%
BBB	10,644	5%
Non-investment grade	2,455	1%
Total	$226,583	100%

Available-For-Sale Equity Securities.  Our equity portfolio consists of $12,944,000 in available-for-sale equity securities as of December 31, 2009. We account for equity securities as available-for-sale.

The amortized cost and estimated fair values of investments in fixed maturities and equity securities at December 31, 2009 and December 31, 2008 are as follows (in thousands):

	Cost or	Gross	Gross	Estimated
December 31, 2009	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed Maturities:
U.S. treasury notes / bills	$19,098	$897	$-	$19,995
U.S. government agency mortgage-backed bonds	22,525	1,419	-	23,944
U.S. government agency collateralized mortgage obligations	42,762	2,169	-	44,931
Collateralized mortgage obligations:
Alt A CMOs	2,287	114	-	2,401
Prime CMOs	2,375	25	-	2,400
U.S. government agency bonds / notes	22,052	274	64	22,262
Government tax-exempt bonds	35,212	1,584	1	36,795
Corporate bonds	72,910	983	38	73,855
Total fixed maturities	219,221	7,465	103	226,583

Equity securities	12,081	1,013	150	12,944

Total fixed maturities and equity securities	$231,302	$8,478	$253	$239,527

	Cost or	Gross	Gross	Estimated
December 31, 2008	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed Maturities:
U.S. treasury notes / bills	$30,226	$836	$70	$30,992
U.S. government agency mortgage-backed bonds	29,090	1,339	-	30,429
U.S. government agency collateralized mortgage obligations	51,831	1,660	9	53,482
Collateralized mortgage obligations:
Alt A CMOs	2,968	46	-	3,014
Prime CMOs	23,523	704	1,803	22,424
U.S. government agency bonds / notes	23,904	511	-	24,415
Government tax-exempt bonds	26,565	131	1,249	25,447
Corporate bonds	7,784	143	119	7,808
Total fixed maturities	195,891	5,370	3,250	198,011

Equity securities	11,652	159	1,712	10,099

Total fixed maturities and equity securities	$207,543	$5,529	$4,962	$208,110

Of our entire invested assets, including unrestricted cash,

•

26% is comprised of agency-backed mortgage obligations, with underlying collateral consisting of GNMA, FHLMC, or FNMA loans;

•

2% is comprised of non-agency CMOs;

•

59% is comprised of U.S. Treasury, government agency bonds and notes, municipal tax exempt bonds and corporate bonds; and,

•

13% is comprised of cash, equities and other invested assets.

We regularly review our fixed maturity and equity securities for declines in fair value that we determine to be OTTI.  For an equity security, if we do not have the ability and intent to hold the security for a sufficient period of time to allow for a recovery in value, we conclude that an OTTI has occurred, and the cost of the equity security is written down to the current fair value, with a corresponding charge to realized loss in our Consolidated Statements of Operations.  For the year ended December 31, 2009, 2008 and 2007, we evaluated our equity portfolio for OTTI of certain securities. We based our review on a number of factors including, but not limited to, the severity and duration of the decline in fair value of the equity security as well as the cause of the decline, the length of time we have held the equity security, any third party research reports or analysis, and the financial condition and near-term prospects of the security’s issuer, taking into consideration the economic prospects of the issuer’s industry and geographical location. For years ended December 31, 2009, 2008 and 2007, impairments in equity securities resulted in OTTI of $353,000, $698,000 and $693,000, respectively.

Within our portfolio at December 31, 2009, there were seven CMO securities classified as “Alternative-A” or “Alt-A”. These Alt-A securities are generally considered to have underlying mortgages with underwriting characteristics that are stronger than “subprime” mortgages but less stringent than “prime” mortgages. None of our CMOs have underlying mortgages classified as “subprime.” Also, all underlying mortgages of our CMOs have fixed rates.

Beginning with the three months ended September 30, 2007, we saw a significant and rapid decline in the market value of our non-agency CMOs, specifically our Alt-A securities. We have considered the deepening national housing crisis and its potential effects on the underlying collateral in evaluating this decline, and concluded that the continued decreases in value of our Alt-A securities should be considered to be OTTI. The amount of OTTI associated with Alt-A impairments for the years ended 2009, 2008 and 2007 was $619,000, $5,819,000 and $4,566,000, respectively.

Beginning in the fourth quarter of 2008, we also began to observe an increase in the market-reported delinquency rates for not only our Alt-A CMOs, but also our non-agency CMOs backed by prime loans. The delinquency data suggests that continuing home price declines and growth in unemployment are now affecting the behavior by a broader sector of mortgage borrowers, particularly those mortgages with originated subsequent to 2005. Rising unemployment, housing price declines, tight credit conditions, volatility in interest rates and weakening consumer confidence not only contributed to rising delinquencies, but also significantly impacted our expectations regarding future performance, both of which are critical to assessing our OTTI. As a result, in 2008 we incurred additional OTTI charges on two other non-agency prime CMO securities in the amount of $1,070,000. While we have the ability to hold our remaining non-agency CMOs to maturity, we have concluded in 2009 that we have the intent to sell these securities which will further reduce our exposure to a continued deterioration of the housing sector provided we can obtain an appropriate price. Included in $2,345,000 of OTTI losses in 2009 is the write-down of $1,373,000 based on our intent to sell our non-agency CMO portfolio. Provided we can obtain an appropriate price on these securities, we will further reduce exposure to continued deterioration of the housing sector.

The amount of pretax charges taken as a result of OTTIs that were recognized in earnings and included in realized loss for the three years ended December 31, 2009, 2008 and 2007 were as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
Fixed Maturities:

Collateralized mortgage obligations:
Prime	$1,373	$1,070	$-
Alt-A	619	5,819	4,566
Total fixed maturities	1,992	6,889	4,566

Equity securities	353	698	693

Total fixed maturities and equity securities	$2,345	$7,587	$5,259

As of December 31, 2009, other than our Alt-A’s and prime CMOs as shown in the table above, no other fixed maturities were deemed OTTI. While we have the ability to hold all of our securities indefinitely, we will continue to closely monitor our non-agency CMOs and their underlying collateral.

Additionally, due to the risk and uncertainty of the current economic crisis and the ultimate impact on the non-agency CMO market, we sold non-agency CMOs with a book value of $17,288,000 during the 2009 year and recognized a net realized loss of $152,000 on the sale of these securities. As a result of these sales, the fair market value of our non-agency CMOs has been reduced from $25,438,000 as of December 31, 2008 to $4,801,000 as of December 31, 2009.

Gross realized gains and losses on fixed maturity and equity securities included in the statement of operations for the years ended December 31, 2009, 2008 and 2007 were as follows (in thousands):

	2009	2008	2007
Realized gains (losses)

Fixed Maturities:
Gross realized gain	$468	$423	$34
Gross realized loss	(441)	(458)	(57)
Other-than-temporary losses	(1,992)	(6,889)	(4,566)
Net realized gain (loss)	$(1,965)	$(6,924)	$(4,589)

Equities:
Gross realized gain	$350	$931	$350
Gross realized loss	(564)	(1,058)	(324)
Other-than-temporary losses	(353)	(698)	(693)
Net realized gain (loss)	$(567)	$(825)	$(667)

Total net realized gain (loss)	$(2,532)	$(7,749)	$(5,256)

A summary of the amortized cost and fair market value of the Company’s investments in fixed maturities as of December 31, 2009, by contractual maturity, is as follows (in thousands):

	Cost or	Estimated
	Amortized	Fair
	Cost	Value
Fixed maturity securities:
Due one year or less	$22,906	$23,046
Due after one year through five years	79,814	81,552
Due after five years through ten years	22,372	23,025
Due after ten years	24,180	25,284

	$149,272	$152,907
Mortgage backed securities	69,949	73,676
Total	$219,221	$226,583

The following two tables reflect securities whose fair values were lower than the related cost basis at December 31, 2009 and December 31, 2008, respectively (in thousands). However, these declines in value were not deemed to be “other than temporary”. The tables show the fair value and the unrealized losses, aggregated by investment category and category of duration that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
December 31, 2009	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
U.S. government agency bonds / notes	$5,925	$64	$-	$-	$5,925	$64
Government tax-exempt bonds	1,106	1	-	-	1,106	1
Corporate bonds	12,312	35	205	3	12,517	38
Total fixed maturities	$19,343	$100	$205	$3	$19,548	$103

Equity securities	$388	$20	$2,584	$130	$2,972	$150
Total fixed maturities and equity securities	$19,731	$120	$2,789	$133	$22,520	$253

	Less than 12 Months		12 Months or More		Total
December 31, 2008	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
U.S. treasury notes / bills	$3,821	$70	$-	$-	$3,821	$70
U.S. government agency collateralized mortgage obligations	6	-	604	9	610	9
Collateralized mortgage obligations:
Prime	10,829	1,184	3,878	619	14,707	1,803
Government tax-exempt bonds	13,367	709	7,260	540	20,627	1,249
Corporate bonds	3,643	89	926	30	4,569	119
Total fixed maturities	$31,666	$2,052	$12,668	$1,198	$44,334	$3,250

Equity securities	$6,487	$1,182	$964	$530	$7,451	$1,712
Total fixed maturities and equity securities	$38,153	$3,234	$13,632	$1,728	$51,785	$4,962

The unrealized losses on the fixed maturities and equities are primarily due to market fluctuations resulting from cyclical and other economic pressures including the recent economic recession and market dislocation of certain securities. All fixed maturities with an unrealized loss over 12 months or more are investment grade securities. As of December 31, 2009, we believe that these unrealized losses are temporary and that the fair value will recover to a level equal to or greater than the cost basis. In addition, as of December 31, 2009, we had the ability and intent to hold these investments until there is a recovery in fair value, which may be maturity for the applicable securities. In the future, information may come to light or circumstances may change that would cause us to record an other than temporary impairment or sell any of our fixed maturity or equity securities and incur a realized loss.

The major categories of the net investment income included in the statement of operations are summarized for the years ended December 31, 2009, 2008 and 2007, as follows (in thousands):

	2009	2008	2007
Investment income:
Fixed Maturities	$9,591	$11,164	$7,850
Equity Securities	413	320	132
Short-term investments and other	193	568	759
Finance charges on premiums receivable	136	142	95
Structured annuity	73	77	62

Total investment income	$10,406	$12,271	$8,898

Investment expense	297	272	205

Net investment income	$10,109	$11,999	$8,693

As a result of our acquisition of API, the Texas Department of Insurance (“TDI”) required that funds be set aside in an escrow account with a bank to remain until the aggregate remaining redemption obligation of our Series A redeemable preferred stock is less than the amount of the escrow balance, with no withdrawals to be made from this escrow account without prior approval from TDI. To satisfy this requirement, we maintain a fixed maturities security in escrow in the amount of $2,500,000. This security is included in fixed maturities, available-for-sale.

At December 31, 2009, investments with a fair market value of $3,857,000 were on deposit with state insurance departments to satisfy regulatory requirements and these securities are included in fixed maturities, available for sale.

8.

OTHER COMPREHENSIVE INCOME

Other comprehensive income (loss) shown in the statement of shareholder’s equity is comprised of net unrealized gains (losses) on securities available for sale, net of taxes. The components of other comprehensive income (loss) for the periods ended December 31, 2009, 2008 and 2007 (in thousands) are as follows:

	2009	2008	2007
Unrealized holdings gains (losses) before taxes	$6,874	$(395)	$(234)
Tax (expense) benefit	(2,406)	139	78

Net gain (loss) after tax	4,468	(256)	(156)

Reclassification adjustments for gains included in net income	783	122	723
Tax expense	(274)	(43)	(253)

Other comprehensive income (loss)—net of tax	$4,977	$(177)	$314

9.

FAIR VALUE DISCLOSURES

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

The following tables present the estimated fair value of our financial instruments on a recurring basis as of December 31, 2009 and 2008:

		Fair Value Measurements at December 31, 2009 Using:
(in thousands)		Quoted prices in active markets for identical assets	Significant other ob- servable inputs	Significant other unob- servable inputs
	Total December 31,

Description	2009	Level 1	Level 2	Level 3
Fixed Maturities:
U.S. treasury notes / bills	$19,995	$19,995	$-	$-
U.S. government agency mortgage-backed bonds	23,944	-	23,944	-
U.S. government agency collateralized mortgage obligations	44,931	-	44,931	-
Collateralized mortgage obligations:
Alt-A CMOs	2,400	-	1,938	462
Prime CMOs	2,401	-	813	1,588
U.S. government agency bonds / notes	22,262	-	22,262	-
Government tax-exempt bonds	36,795	-	36,795	-
Corporate bonds	73,855	-	73,855	-
Total fixed maturities	$226,583	$19,995	$204,538	$2,050

Equity securities	12,944	12,889	-	55

Total fixed maturities and equity securities	$239,527	$32,884	$204,538	$2,105

		Fair Value Measurements at December 31, 2008 Using:
(in thousands)		Quoted prices in active markets for identical assets	Significant other ob- servable inputs	Significant other unob- servable inputs
	Total December 31,

Description	2008	Level 1	Level 2	Level 3
Fixed Maturities:
U.S. treasury notes / bills	$30,993	$30,993	$-	$-
U.S. government agency mortgage-backed bonds	24,415	-	24,415	-
U.S. government agency collateralized mortgage obligations	53,482	-	53,482	-
Collateralized mortgage obligations:
Alt-A CMOs	3,014	-	355	2,659
Prime CMOs	22,424	-	22,424	-
U.S. government agency bonds / notes	30,429	-	30,429	-
Government tax-exempt bonds	25,446	-	25,446	-
Corporate bonds	7,808	-	7,808	-
Total fixed maturities	$198,011	$30,993	$164,359	$2,659

Equity securities	10,099	10,044	55	-

Total fixed maturities and equity securities	$208,110	$41,037	$164,414	$2,659

Level 1 consists of instruments whose values are based on quoted market prices in active markets. We receive quoted market prices from a third party, independent, nationally recognized pricing service. We utilize the pricing service, either for market values obtained based on quoted, actively traded market prices (Level 1) or quoted prices for similar assets in active markets or market prices obtained from third-party pricing services for identical or comparable assets (Level 2). As of December 31, 2009 approximately 99% of our fixed-income securities are priced either as Level 1 or Level 2. The fair value estimate of all but one equity security in our equity portfolio of $12,944,000 and our U.S. Treasury fixed maturities securities of $19,995,000 are based on Level 1 pricing provided by the pricing service since there is an active, readily tradable market value based on quoted prices, as of December 31, 2009, or the measurement date. Active markets are those in which transactions occur in significant frequency and volume to provide pricing information on an on-going basis. Valuation of Level 1 securities does not entail a significant degree of judgment since an active market exists and quoted prices are readily and regularly available.

With the exception of U.S. Treasury securities, very few of our fixed-income securities are actively traded. Most of our fixed-income securities, such as government or agency mortgage backed securities, tax-exempt municipal securities and corporate securities are valued using a pricing service and fall within Level 2. Level 2 pricing in our fair value hierarchy comprises $204,538,000 or 85% of our investment portfolio which as of December 31, 2009 includes our U.S. Government agency bonds/notes of $23,944,000; U.S Government agency mortgage backed bonds of $44,931,000; U.S. Government agency CMOs of $22,262,000; Government tax-exempt bonds of $36,795,000; corporate bonds of $73,855,000; “prime” non-agency CMOs of $1,938,000 and “Alt-A” non-agency CMOs of $813,000.

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

Consistent with our approach to pricing our entire portfolio, we initially received market pricing on these securities from the pricing service. We also generally obtain two to three indications from dealers who actively trade in these or similar securities, but are not binding offers. During the three months ended December 31, 2009, the National Association of Insurance Commissioners began publishing pricing on mortgage securities, for purposes of determining fair value for statutory accounting purposes.  We utilized this independent pricing as an additional data point in determining fair value. We then reviewed the pricing on these non-agency CMO securities based on the market environment and the specific characteristics including the overall structure of the instrument; 60-day delinquencies, loss severities and default rates; demographic and geographic characteristics of the underlying mortgages; support levels; and loan to value ratios.  With the adoption of FASB ASC 820-10 during the three months ended June 30, 2009, we utilized internal pricing models to assist us in determining estimated fair values. Our internal pricing model incorporates cash flows for each security based on projected losses discounted using a liquidity risk premium that market participant would demand because of the inherent uncertainty in the cash flows. The risk premium is reflective of an orderly transaction between market participants at the measurement date under current market conditions. Determining the price at which willing market participants would transact at the measurement date under current market conditions if there has been a significant decrease in volume or level of activity for these securities depends on the facts and circumstances and requires the use of significant judgment. We weigh the indications of fair value resulting from multiple valuation techniques, considering both an income approach such as our internal pricing model and a market approach that provides estimates of fair value from the pricing service and non-binding quotes from market participants. Based on these indications, we consider the reasonableness of the range of estimates to determine the point within the range that is more representative of fair value under current market conditions. We select a fair value estimate based on professional judgment utilizing a weighting or blending of internal pricing models, the fair value provided by the pricing service and non-binding indications. This is consistent with FASB ASC 820-10 and is appropriate in determining the fair value when the volume or level of activity has decreased in markets that are not orderly.

As a result of this review, as of December 31, 2009, we have classified five non-agency CMOs (4 Alt-A securities and 1 non-agency CMOs with 2006 origination years) and one non-publicly traded equity security with a fair market value of $2,105,000, which represents approximately 1% of our fixed maturity portfolio, as falling under Level 3 pricing.

A reconciliation of the beginning and ending balances of our financial instruments for fair value measurements made using significant unobservable inputs (Level 3) follows (in thousands):

	Year Ending
	December 31, 2009	December 31, 2008
Balance at beginning of period	$2,659	$11,867
Total gains or losses realized/unrealized:
Included in earnings (or changes in net assets)	(436)	(4,511)
Included in other comprehensive income	74	1,260
Purchases, issuances, and settlements	(514)	(2,297)
Transfers in and/or out of Level 3	322	(3,660)

Balance at end of period	$2,105	$2,659

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31	$(436)	$(4,511)

Gains and losses (realized and unrealized) included in earnings for the period are reported in net realized investment gains (losses) as follows:

Total gains or losses included in earnings for the period (above)	$(443)	$(4,519)

Change in unrealized gains or losses related to assets held at end of period	$74	$(1,009)

As noted in the table above, a net of $322,000 was transferred into Level 3 from Level 2 during the year ended December 31, 2009. During the prior year ended December 31, 2008, there was a net of $3,660,000 transfers out of Level 3 to Level 2. For both years the transfers were due to pricing from dealers indications received by the Company as being comparable to the independent pricing service which we believe is more indicative of an observable market.

We attempt to apply consistent methods and techniques utilized to determine fair value for these securities; however, assumptions regarding delinquency levels and default rates, realized losses and projected timing of those losses and prepayment speeds may vary significantly, especially over time, an could materially impact valuations. For example, we recognized a realized loss of $443,000 and $4,519,000 for the years ended December 31, 2009 and 2008, respectively, as a result of valuing these securities based on Level 3 pricing assumptions. However, had we selected our pricing based on Level 2 pricing assumptions, we would have recorded lower realized losses of $365,000 and $3,194,000 for the years ended December 31, 2009 and 2008, respectively and we would have decreased our fixed maturities, available-for-sale and accumulated OCI for the year ended December 31, 2009 by $784,000 and we would have increased our fixed maturities, available-for-sale and accumulated OCI for the year ended December 31, 2008 by $1,388,000 based on higher pricing assumptions.

In addition to the above assets, we also have other financial assets, which includes a structured annuity classified as other invested assets and a financial liability for our manditorily redeemable preferred stock that are not carried at fair market value. At December 31, 2009, the structured annuity has a book value of $1,533,000 and an estimated fair market value of $1,697,000. The manditorily redeemable preferred stock has a book value of $6,679,000 and a fair market value of $6,112,000 at December 31, 2009. The fair market estimates were based on an evaluation of similar securities with like terms and estimated credit risk.

10.

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

We write medical malpractice insurance policies which have a lengthy period for reporting a claim (tail coverage) and a long process of litigating a claim through the courts and whose risk factors expose its reserves for loss and loss adjustment expenses to significant variability. These conditions subject API’s open reported claims and incurred but not reported claims to increases due to inflation, changes in legal proceedings and changes in the law. While the anticipated effects of inflation is implicitly considered when estimating reserves for loss and loss adjustment expenses, an increase in average severity of claims is caused by a number of factors. Future average severities are projected based on historical trends adjusted for changes in underwriting standards, policy provisions and general economic trends. Those anticipated trends are monitored based on actual experience and are modified as necessary to reflect any changes in the development of ultimate losses and loss adjustment expenses. These specific risks, combined with the variability that is inherent in any reserve estimate, could result in significant adverse deviation from our carried reserve amounts. Settlement of claims is subject to considerable uncertainty. Actual developments will likely vary, perhaps significantly, from the current estimated amounts reflected in the accompanying financial statements.  We believe the reserves for loss and loss adjustment expenses are reasonably stated as of December 31, 2009.

Activity in the reserves for losses and loss adjustment expenses for the years ended December 31, 2009 and 2008 is summarized as follows (in thousands):

	At and For the Year Ended December 31,
	2009	2008
Reserve for loss and loss adjustment expenses—January 1	$92,141	$101,606
Less: reinsurance recoverable on paid and unpaid loss and LAE including subrogation	(14,015)	(20,442)

Net balance—January 1	78,126	81,164

Incurred—net of reinsurance—related to:
Current year	44,827	39,134
Prior periods	(19,849)	(20,565)

Net incurred	24,978	18,569

Paid—net of reinsurance—related to:
Current year	3,568	3,379
Prior periods	19,765	18,228

Net paid	23,333	21,607

Net balance—December 31	79,771	78,126

Plus: reinsurance recoverable on paid and unpaid loss and LAE including subrogation	8,897	14,015

Reserve for loss and loss adjustment expenses—December 31	$88,668	$92,141

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

Incurred—net of reinsurance for the current year depicts incurred loss and loss adjustment expense for the year ended December 31, 2009, 2008 and 2007, related to premium earned in that period, also referred to as accident year. Incurred—net of reinsurance for the prior years represents the total of payments and net change in reserve estimates charged or credited to earnings for the year ended December 31, 2009, 2008 and 2007 in the current year with respect to liabilities that originated and were established in prior years.

Our incurred loss and loss adjustment expense for the most recent accident year of $44,827,000 in 2009 is reflective of the relative increases in the number of policyholders and increased retention levels under our reinsurance contracts during the current year as compared to prior accident years of $39,134,000 in 2008 and $29,751,000 in 2007. In 2009 and 2008, we decreased our incurred loss and loss adjustment expense for prior year development by $19,849,000 in 2009 and $20,565,000 in 2008, which was primarily the result of loss severity for prior report years developing favorably compared to prior period estimates. During 2007, API recorded favorable prior year development of $16,056,000. We continue to see beneficial trends in claims frequency and relative stability in average paid loss severity as compared to pre-tort reform years. In addition, the total number of claims closed with indemnity for these report years were less than prior estimates. We have recently experienced favorable trends of declining frequency and stable paid loss severity and the results of these trends are reflected in our reserve estimations. The impact of these favorable trends has resulted in prior year favorable development in 2007, 2008 and 2009.

We attempt to consider all significant facts and circumstances known at the time loss reserves are established.  Due to the inherently uncertain process involving loss and loss adjustment expense reserve estimates, the final resolution of the ultimate liability may be different from that anticipated at the reporting date. Therefore, actual paid damages in the future may yield a materially different favorable or unfavorable amount than currently reserved. While we believe that the estimates for loss and loss adjustment expense reserves are adequate as of December 31, 2009, there can be no assurance that our estimates will not change in the future given the many variables inherent in such estimates and the extended period of time that it can take for claim patterns to emerge

11.

REINSURANCE

Reinsurance Premiums Ceded.  Certain premiums are ceded to other insurance companies under reinsurance agreements. These reinsurance agreements provide us with increased capacity to write additional risk and the ability to write specific risk within our capital resources and underwriting guidelines. The 2009 reinsurance agreement is a fixed-rated treaty and provides 100% coverage in excess of our retention of $1,000,000 with a $5,000,000 aggregate limit. Prior to 2009, our insurance subsidiary, API entered into reinsurance contracts, which provide coverage for losses in excess of the retention of $250,000 on individual claims and beginning in 2002 through 2005, $350,000 on multiple insured claims related to a single occurrence. The 2006, 2007, and 2008 reinsurance treaties provide for these same terms with API retaining an additional 10%, 20% and 40% of the aforementioned retention levels for 2006, 2007, and 2008, respectively.

The reinsurance contracts for 2002 through 2008 contain variable premium ceding rates based on loss experience. The ceded premium charged under these contracts will depend upon the development of ultimate losses ceded to the reinsurers under their retrospective treaties. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in income in the period the need for an adjustment is determined. For the twelve months ended December 31, 2009, we recorded favorable development to ceded premiums of $4,351,000 primarily related to prior year variable premium reinsurance treaties as a result of lower estimated ultimate loss and loss adjustment expenses for treaty years 2006 through 2008. For the year ended December 31, 2008, we recorded favorable development to ceded premiums of $6,802,000 primarily related to prior year variable premium reinsurance treaties as a result of lower estimated ultimate loss and loss adjustment expenses for treaty years 2002 through 2007. Since the acquisition of API on April 1, 2007, for the year ended December 31, 2007, we recorded favorable development to ceded premiums of $10,888,000 primarily related to prior year variable premium reinsurance treaties as a result of lower estimated ultimate loss and loss adjustment expenses for treaty years 2002 through 2006. The favorable development reflects reductions in our estimates of claim severity as a result of claim closures at less than reserved amounts.

The effect of reinsurance on premiums written and earned for the years ended December 31, 2009, 2008 and 2007 are as follows (in thousands):

	December 31,
	2009		2008		2007
	Written	Earned	Written	Earned	Written	Earned
Direct premiums	$65,430	$65,874	$64,117	$62,538	$50,120	$51,226
Ceded:
Current year	(2,042)	(2,042)	(5,259)	(5,259)	(6,075)	(6,075)
Prior years	4,351	4,351	6,802	6,802	10,888	10,888
Total Ceded	2,309	2,309	1,543	1,543	4,813	4,813

Net premiums	$67,739	$68,183	$65,660	$64,081	$54,933	$56,039

In addition to an adjustment to premiums ceded, estimates of ultimate reinsurance ceded premium amounts compared to the amounts paid on a provisional basis give rise to a balance sheet asset classified as “Other Amounts Receivable Under Reinsurance Contracts” or a balance sheet liability classified as “Funds Held Under Reinsurance Treaties.” Furthermore, each retrospective treaty requires a 24 or 36 month holding period before any premium adjustments or cash can be returned or paid.  The ultimate settlement amount is not determined until all losses have been settled under the respective treaties. As of December 31, 2009, API had recorded a balance sheet asset, “Other Amounts Receivable Under Reinsurance Contracts” of $785,000 and a balance sheet liability, “Funds Held Under Reinsurance Treaties” of $2,379,000, which represent the differences between the estimates of ultimate reinsurance premiums ceded amounts for the 2002 through 2008 treaty years as compared to the amounts paid on a provisional basis.

Reinsurance Recoverables.  Ceded reserves for loss and loss adjustment expenses are recorded as reinsurance recoverables. Reinsurance recoverables are the estimated amount of future loss payments that will be recovered from reinsurers, and represent the portion of losses incurred during the period that are estimated to be allocable to reinsurers. There are several factors that can directly affect the ability to accurately forecast the reinsurance recoverables. Many of the factors discussed in Note 11 related to the sensitivities of forecasting total loss and loss adjustment expense reserves also apply when analyzing reinsurance recoverables. Since API cedes excess losses above $250,000 on individual claims and $350,000 on multiple insured claims for periods prior to 2009 and $1,000,000 on single occurrences for the year 2009, the trends related to severity significantly affect this estimate. Current individual claims severity can be above or fall below API’s retention level over the period it takes to resolve a claim.

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

Unsecured reinsurance recoverables at December 31, 2009, that exceeded 10% of total reinsurance paid and unpaid loss and loss adjustment expenses are summarized as follows (in thousands):

Company Name	December 31, 2009
Swiss Reinsurance	$2,933
Transatlantic Reinsurance	$2,362
ACE Tempest Re USA	$1,803
Hannover Ruckversicherrungs	$1,112

As of December 31, 2009, ACE Tempest Re USA was A.M. Best rated “A+” (Superior). Swiss Reinsurance (“Swiss Re”), Transatlantic Reinsurance (“Transatlantic”) and Hannover Ruckversicherrungs (“Hannover”) were A.M. Best rated “A” (Excellent). During the quarter ended March 31, 2009, A.M. Best down rated the financial strength rating of Swiss Re from “A+” to its current rating of “A”. In September 2008, Transatlantic’s financial strength rating was down-rated from A+ to its current rating of “A”. To date, both Swiss Re and Transatlantic, as well as our other reinsurers have continued to reimburse us for paid claims in a manner consistent with past practices and contractual obligations.

The reinsurers on the 2009 treaty include Swiss Re, Hannover, Transatlantic and General Reinsurance Corporation (“General Re”). General Re is A.M. Best rated “A++” (Superior) as of December 31, 2009.

As of December 31, 2009, all of API’s reinsurance contracts were with companies in adequate financial condition and we believe there was not any need to establish an allowance for doubtful reinsurance recoverable.  We have not experienced any material problems collecting from our reinsurers.

12.

DEFERRED POLICY ACQUISITION COSTS

A summary of acquisition costs deferred and amortized for the periods ended December 31, 2009 and 2008, are as follows (in thousands):

Balance—beginning of period - January 1, 2009	$2,500
Costs deferred	5,241
Costs amortized	(5,406)

Balance—end of period - December 31, 2009	$2,335

Balance—beginning of period - January 1, 2008	$2,514
Costs deferred	5,303
Costs amortized	(5,317)

Balance—end of period - December 31, 2008	$2,500

A summary of acquisition costs deferred and amortized since acquisition of API on April 1, 2007 through December 31, 2007, is as follows (in thousands):

Balance—beginning of period - April 1, 2007	$2,404
Costs deferred	3,974
Costs amortized	(3,864)

Balance—end of period - December 31, 2007	$2,514

13.

INCOME TAXES

The components of the income tax expense (benefit) reported in the statements of operations at December 31, 2009, 2008, and 2007, are summarized as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Income taxes on current operations	$11,043	$12,296	$13,683
Deferred income tax expense (benefit of)	792	(1,868)	(1,754)
Total income tax expense	$11,835	$10,428	$11,929

The tax benefit related to employee stock options, which is treated differently for book and tax purposes, has been recorded directly to shareholders’ equity as a component of additional paid-in capital.  The tax benefit for the years ended December 31, 2009, 2008 and 2007 was $214,000, $605,000 and $496,000, respectively.

A reconciliation of the expected income tax expense from continuing operations in the accompanying consolidated financial statements by applying the U.S. federal statutory rate of 35% is as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Income from operations	$34,700	$29,591	$32,939

Expected federal income tax expense from operations	12,145	10,357	11,529

State taxes	(18)	(8)	59

Tax exempt interest & dividends exclusion	(476)	(378)	(170)
Interest expense preferred stock	120	134	152
Loss on impairment of goodwill	-	-	436
Other, net	64	323	(77)
Federal income tax expense	$11,835	$10,428	$11,929

Effective tax rate	34%	35%	36%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	Years Ended December 31,
	2009	2008
Deferred tax assets:
Loss reserve discounting	$1,715	$1,703
Change in unearned premium	2,654	2,741
Allowance for bad debts	171	222
Realized loss on impairments	2,297	4,079
Unrealized losses on investments acquired in merger	527	726
Deferred compensation & stock option plans	1,679	1,602
Net capital loss carry forward	930	-
Accrued expenses	180	142
Other deferred tax assets	214	186

Total deferred tax assets	10,367	11,401

Deferred tax liabilities:
Deferred acquisition cost	817	875
Unrealized gain on investments available for sale	3,456	753
Amortization of bond purchase discounts	-	107
Tax depreciation in excess of book	13	112
Other deferred liabilities	66	66
Total deferred tax liabilities	4,352	1,913

Total net deferred assets	$6,015	$9,488

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences at December 31, 2009.

At December 31, 2009, we did not have any unused net operating loss carry-forward to offset future taxable income. The amount of federal income taxes incurred in the current and prior years that will be available for recoupment in the event of future net losses is $12,963,000, $10,618,000 and $13,480,000 from 2009, 2008 and 2007, respectively. At December 31, 2009, we had unused realized capital losses in the amount of $1,842,000 from tax year 2009 and $814,000 from tax year 2008.

14.

MANAGEMENT SERVICES

Prior to our acquisition of API on April 1, 2007, API had been organized as a reciprocal insurance exchange under the laws of the State of Texas since 1975. These exchanges generally enter into a contract with an “attorney-in-fact” that provides for all management and administrative services for the reciprocal exchange. The Company, through a wholly owned subsidiary, was the attorney-in fact for API from its inception until the acquisition. We earned total management service revenues of $60,000, $88,000 and $3,803,000 for the years ended 2009, 2008 and 2007, respectively. Total 2007 management services revenues included management fees paid to us during the first quarter of 2007 based on the management agreement with API, prior to the acquisition, of $2,729,000 and expense reimbursements, principally independent agent commissions, of $989,000.

15.

MANDATORILY REDEEMABLE PREFERRED STOCK AND OTHER OBLIGATIONS

In conjunction with the acquisition of API we issued 10,198 shares of Series A redeemable preferred stock, par value $1.00 per share, from the 10,500 shares authorized. Holders of Series A redeemable preferred stock are entitled to cumulative dividends thereon at the rate of three percent (3%) per annum payable on the remaining redemption value per share, in priority to the payments of dividends on the common shares. Holders of our Series A redeemable preferred stock have no preemptive rights and have the same voting rights as the holders of our common stock. The shares are non-certificated and mandatorily redeemable. They will be redeemed ratably at not less than $1,000,000 per year, with all remaining outstanding shares being redeemed by December 31, 2016. During 2009, 2008 and 2007, 1,075, 1,104 and 1,019 shares of our Series A redeemable preferred stock were redeemed for $1,230,000, $1,368,000 and $1,058,000, which included dividends of $177,000, $297,000 and $40,000, respectively. In the event of any liquidation, the holders of our Series A redeemable preferred stock receive an amount equal to the remaining redemption value before any distribution is made to the holders of our common stock.

We classify our redeemable preferred stock as a liability because it embodies an unconditional obligation that requires us to redeem the shares by transferring our assets at a specified or determinable date(s) or upon an event that is certain to occur. In addition, the preferred stock dividend has been classified as interest expense. The preferred stock’s mandatory cash redemption feature coupled with a fixed redemption date and fixed amount requires that it be classified as debt, rather than equity.

16.

EMPLOYEE BENEFIT PLANS

We have an employee benefit plan qualifying under Section 401(k) of the Internal Revenue Code for all eligible employees. Employees become eligible upon meeting certain service and age requirements. Employee deferrals may not exceed $16,500 in 2009 unless participant is over age 50, in which case the maximum deferral is $22,000. We may, at our discretion, contribute up to 200% of the employees’ deferred amount. For the years ended December 31, 2009, 2008 and 2007 our contributions aggregated $171,000, $205,000 and $281,000, respectively.

17.

SHARE-BASED COMPENSATION

We have adopted, with shareholder approval, the “2005 Incentive and Non-Qualified Stock Option Plan” (“Incentive Plan”). The Incentive Plan, as amended, provides for the issuance of options to purchase up to 1,250,000 shares of common stock to our directors and key employees. A total of 902,000 of these options have been granted as of December 31, 2009 and 348,000 are available for grants. Of those granted, 128,000 shares have been exercised, 519,000 options are exercisable and 255,000 are not yet exercisable.

The exercise price for each non-qualified option share is determined by the Compensation Committee of the Board of Directors (“the Committee”) based on the closing price on the date of grant. Under the Plans, option grants are limited to a maximum of ten-year terms; however, the Committee has issued all currently outstanding grants with five-year terms. The Committee also determines vesting for each option grant and traditionally has had options vest in three approximately equal annual installments beginning one year from the date of grant.

We recognize in our financial statements the compensation cost attributable to stock option awards based on the grant date fair value of those awards. We recognize compensation cost over the service period. To measure the fair value of stock options granted to employees and directors, we use the Black-Scholes-Merton option-pricing model.

The Black-Sholes-Merton model incorporates various assumptions, including expected volatility, expected life, and risk-free rates of return. The expected volatility assumptions we used are based on the historical volatility of our common stock over the most recent periods commensurate with the estimated expected life of our options, such estimated life being based on the historical experience of our stock option exercises. The assumptions used for the years ended December 31, 2009, 2008 and 2007 the resulting estimates of weighted-average fair value per share of options granted during these periods are as follows:

	Year Ended
	2009	2008	2007
Expected volatility	17.84% – 18.38%	17.59%	18.1% - 31.9%
Expected dividend yield	1.41%	1.46%	1.54% - 1.76%
Expected option term	3.7 years	3.7 years	3.7 years
Risk-free rate of return	1.65% - 1.87%	2.74%	3.20% - 4.87%
Expected annual forfeiture rate	.03% - .06%	0%	1.1%
Weighted average fair value of options granted during the period	$3.01	$3.02	$4.65

For the years ended December 31, 2009, 2008 and 2007, we recorded compensation cost related to stock options of $490,000, $677,000 and $1,279,000 and a related reduction in income taxes of $172,000, $237,000 and $448,000, respectively.  No compensation costs were capitalized.

For the year ended December 31, 2009, the activity relating to stock option issuances under the stock options plans are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at January 1	755,000	$16.21
Options granted	160,000	22.51
Options exercised	(120,000)	13.33
Options forfeited/expired	(21,000)	19.61
Balance at December 31	774,000	$17.87	2.84	$4,019,000
Options exercisable	519,000	$16.08	2.17	$3,627,000

A summary of the Company’s non-vested options as of December 31, 2009 and the changes during the year ended December 31, 2009 is as follows:

	Number of	Grant date
Non-vested Options	Options	Fair Value
Non-vested at January 1	314,000	$3.59
Granted	160,000	3.01
Vested	(198,000)	3.79
Forfeited	(21,000)	3.39
Non-vested at December 31	255,000	$3.09

As of December 31, 2009, there was $596,000 of total unrecognized compensation cost related to non-vested shares under the Incentive Plan, which is expected to be recognized over a weighted-average period of 1.4 years.

For the years ended December 31, 2009, 2008 and 2007, other information pertaining to stock options was as follows:

	2009	2008	2007
Weighted average grant date fair value of stock options granted	$3.01	$3.02	$4.65
Total intrinsic value of options exercised (in thousands)	986	1,873	1,443
Total grant date fair value of stock options vested during the year ( in thousands)	753	601	1,014

In December 2004, the Board of Directors approved the “American Physicians Service Group, Inc. Affiliate Group Deferred Compensation Master Plan” (“Deferred Compensation Plan”), a non-qualified compensation plan designed to give us more flexibility in compensating key employees and directors through ownership of our common stock. The adoption of the Deferred Compensation Plan was approved by our shareholders at the 2005 Annual Meeting and amended at the 2008 Annual Meeting. Under the Deferred Compensation Plan we may elect to defer a portion of an employee’s incentive compensation or director’s board compensation in the form of a deferred stock grant. Shares become eligible for withdrawal with the passage of time and participants may withdraw eligible shares upon attaining the age of sixty or upon leaving our service. Plan participants may withdraw all shares granted to them provided they have entered into a non-competition agreement with us. We plan for this to be an unfunded plan. Shares to be withdrawn will be purchased in the open market or issued from the authorized shares. In 2009, a total of 19,300 shares were awarded, for which we recorded an expense of $439,000. Of the 250,000 shares authorized under the Deferred Compensation Plan, 181,000 shares have been granted and 69,000 shares remain available for grant. Shares granted are included in shares outstanding and are a component of basic shares outstanding in calculating earnings per share.

18.

INTANGIBLE ASSETS

We capitalize the costs of software obtained for internal use and record these costs as an Intangible Asset.  In April 2007, we entered into a contract with a vendor to provide us with, and assist us, in the implementation of an integrated policy and claims administration system.  During 2009, 2008 and 2007, we capitalized $568,000, $357,000 and $847,000, respectively for this project which comprises the majority of the total for intangible assets. No amortization has been recorded related to this system project as the software has not yet been placed into use.  As of December 31, 2009 and 2008, Intangible Assets related to software obtained for internal use, net of amortization, was $1,780,000 and $1,280,000, respectively. For those other software intangible assets that have already been placed into service, we amortize over a five year life. The project mentioned above will also be amortized over a five year life once it is placed into service in 2010. Estimated future amortization expense for internal use software is $230,000 in 2010, $460,000 per year for the years 2010 through 2014 and $230,000 for the year 2015.

Upon the acquisition of API in 2007, API entered into an Advisory Services Agreement with API Advisory, LLC, or API Advisor, an entity formed by the former members of API's board of directors.  Under the terms of the Advisory Services Agreement, API Advisor would provide advisory and consulting services as an independent contractor. Effective November 19, 2008, upon approval by the Texas Department of Insurance, API and API Advisory, LLC (“API Advisor”) mutually agreed to terminate the Advisory Services Agreement. In consideration for terminating the agreement, API agreed to pay a total sum of $1,000,000 to the members of API Advisor. Each member of API Advisor in turn signed a non-competition agreement. As of December 31, 2009, Intangible Assets related to these non-competition agreements, net of amortization of $217,000 was $783,000. The non-competition agreements are amortized over a term of five years on a straight-line basis. Estimated future amortization expense for the non-competition agreements is $200,000 per year for the years 2010 through 2012 and $183,000 for the year 2013.

19.

COMMITMENTS AND CONTINGENCIES

We are involved in various claims and legal actions that have arisen in the ordinary course of business. One of our subsidiaries, APS Capital Corp. (“APS Capital”), is currently party to litigation regarding a disputed bankruptcy trade claim. We believe that the disposition of these matters will not have a material adverse affect on our consolidated financial position, results of operations or cash flows.

We are obligated under certain operating leasing arrangements for our office space. The leases expire in 2011. The remaining contractual obligations for these leases are $676,000 and $684,000 for the years ended December 31, 2010 and 2011, respectively.

20.

STATUTORY ACCOUNTING AND DIVIDEND RESTRICTIONS

Our insurance subsidiary, API, is required to file statutory financial statements with the Texas Department of Insurance (“TDI”), the state in which it is domiciled.  These statutory financial statements are prepared based upon statutory accounting practices prescribed or permitted by the TDI and National Association of Commissioners (“NAIC”). There were no material differences between accounting practices permitted or prescribed by the TDI and the NAIC.  Statutory Accounting Practices vary in certain respects to GAAP.  The principle variances are as follows:

•

Deferred policy acquisition costs are charged against operations as incurred for statutory accounting purposes.

•

Assets designated as non-admitted assets are charged directly to surplus for statutory accounting purposes.

•

Fixed maturity securities are generally carried at amortized cost for statutory accounting purposes

•

Reserves for losses and loss adjustment expenses are reported net of the impact of reinsurance for statutory accounting purposes.

•

Deferred federal income taxes applicable to operations are recorded in income for GAAP, whereas deferred federal income taxes, subject to certain limitations, are recorded in surplus for statutory accounting purposes.

Statutory net income for the year ended December 31, 2009, 2008 and 2007 was $23,922,000, $19,549,000, and $22,730,000, respectively. Statutory surplus as December 31, 2009 and 2008 was $103,241,000 and $88,037,000, respectively. The NAIC specifies risk-based capital requirements for property and casualty providers. At December 31, 2009 statutory surplus was sufficient to satisfy regulatory requirements.

The ability of API to pay dividends to us or redeem any of the API preferred stock that we hold is subject to regulation by the TDI. In addition to restrictions on dividends and distributions applicable to all Texas stock insurance companies, for so long as any Series A redeemable preferred stock is outstanding, the TDI prohibits API from paying dividends or other distributions to us in respect of API’s capital stock that we hold in any calendar year unless and until we have complied with our redemption and dividend payment obligation to the holders of our Series A redeemable preferred stock for that year. Our agreement with the TDI also provides that, until all of our Series A redeemable preferred stock has been fully redeemed and all dividends have paid, API will not make aggregate annual dividends to us with respect to API’s capital stock in excess of the lesser of 10% of API’s prior year-end policyholder statutory surplus or API’s prior year statutory net income, and in no event may such distributions exceed API’s statutory earned surplus. The dividend restriction for calendar year 2008 and 2009, based on API’s prior year ended statutory surplus was $7,717,000 and $8,804,000, respectively and for those respective years dividends paid to us were $7,377,000 and $8,804,000. For the calendar year 2010, the anticipated dividend restriction is $10,324,000 based on 2009 year-end statutory surplus and through March 1, 2010, no dividends have yet been paid to us.

21.

SEGMENT INFORMATION

Our segments are distinct by type of service provided. Each segment has its own management team.

Our Insurance Services segment provides medical professional liability insurance for physicians and other healthcare providers in the states of Texas, Arkansas and Oklahoma through our wholly-owned subsidiary, API. We currently insure 6,363 physicians and other healthcare providers with approximately 92% of premiums written in Texas.

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

All other represents the parent company and derives its income primarily from investment income and dividends paid by the other segments. We do not have any foreign operations. All of our revenues from external customers are attributed to the United States, our country of domicile. All of our long-lived assets are located in the United States.

	Years Ended December 31,
	2009	2008	2007
Operating Revenues
Insurance services	$73,967	$65,610	$62,074
Financial services	8,527	6,640	21,404
All other	11,006	8,900	5,367
Total segment revenues	$93,500	$81,150	$88,845

Reconciliation to Consolidated Statements of Operations:
Total segment revenues	$93,500	$81,150	$88,845
Less: intercompany interest and dividends	(9,489)	(6,401)	(4,442)
Total revenues	$84,011	$74,749	$84,403

Operating Income:
Insurance services	$37,763	$35,953	$35,099
Financial services	622	(3,109)	2,374
All other	(3,685)	(3,253)	(4,534)
Total segment operating income	$34,700	$29,591	$32,939

Income tax expense (benefit):
Insurance services	$12,894	$12,237	$12,041
Financial services	219	(1,072)	987
All other	(1,278)	(737)	(1,099)
Total segment income tax expense (benefit)	$11,835	$10,428	$11,929

Extraordinary items:
Insurance services	$-	$-	$-
Financial services	-	-	-
All other	-	-	2,264
Total segment extraordinary items	$-	$-	$2,264

Capital expenditures:
Insurance services	$594	$407	$1,035
Financial services	10	22	56
All other	11	381	41
Total segment capital expenditures	$615	$810	$1,132

Depreciation/amortization expenses:
Insurance services	$344	$213	$226
Financial services	248	425	348
All other	127	110	122
Total segment depreciation/amortization expenses:	$719	$748	$696

Balance sheet data:	December 31,
	2009	2008
Identifiable assets
Insurance services	$247,358	$234,229
Financial services	4,830	2,851
All other	47,584	46,474
Total segment assets	$299,772	$283,554

22.

EARNINGS PER SHARE

Basic earnings per share are based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflect dilution from all contingently issuable shares, such as options. A reconciliation of income and weighted average shares outstanding used in the calculation of basic and diluted income per share from operations follows:

(in thousands except per share data)	Year Ended December 31,
	2009	2008	2007
Numerator for basic and diluted income per common share:

Net income before extraordinary gain	$22,865	$19,163	$21,009
Extraordinary gain	-	-	2,264
Net income	$22,865	$19,163	$23,273

Denominator:

Denominator for basic income per common share – weighted average shares outstanding	6,919	7,131	5,532
Effect of dilutive stock options and awards	101	117	163
Denominator for diluted income per common share – adjusted weighted average shares outstanding	7,020	7,248	5,695

Net income - basic	$3.30	$2.69	$4.21
Net income - diluted	$3.26	$2.64	$4.09

At December 31, 2009, options to purchase approximately 278,000 shares of common stock with exercise prices ranging from $20.50 to $22.79 were not included in the computation of diluted earnings per share due to their anti-dilutive effect.

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

23.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The following table summarizes the supplemental disclosure of cash flow transactions, which are not reflected on the Consolidated Statements of Cash Flows:

(in thousands)	Year ended December 31,
	2009	2008	2007
Supplemental information:
Cash paid for taxes, net of refunds	$10,738	$10,592	$15,145
Cash paid for interest	$184	$297	$40

24.

SUPPLEMENTAL CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarter to quarter comparisons of results of operations have been and may be materially impacted by bond market conditions and the performance of our insurance segment. We believe that the historical pattern of quarterly sales and income as a percentage of the annual total may not be indicative of the pattern in future years. The following tables set forth selected quarterly consolidated financial information for the years ended December 31, 2009, 2008 and 2007:

	(In thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
Revenues	$19,231	$20,121	$22,368	$22,291

Net income	$4,730	$4,921	$6,442	$6,772

Basic net income per share:	$0.68	$0.71	$0.93	$0.99

Diluted income per share:	$0.67	$0.70	$0.92	$0.97

2008
Revenues	$19,632	$17,823	$19,886	$17,408

Net income	$3,380	$6,146	$7,183	$2,454

Basic net income per share:	$0.47	$0.86	$1.01	$0.35

Diluted income per share:	$0.46	$0.84	$0.99	$0.34

2007
Revenues	$8,812	$29,927	$22,879	$22,785

Net income (loss)	$(95)	$12,071	$5,292	$6,005

Basic net income (loss) per share:	$(0.03)	$2.44	$0.74	$0.84

Diluted income (loss) per share:	$(0.03)	$2.37	$0.73	$0.82

American Physicians Service Group, Inc.
Schedule I — Summary of Investments — Other Than Investments in Related Parties
December 31, 2009

			Amount
	Cost		Which is
	Or		Presented
	Amortized	Fair	in the
Type of Investment	Cost	Value	Balance Sheet
	In thousands
Fixed maturities available for sale:
U.S. treasury notes / bills	$19,098	$19,995	$19,995
U.S. government agency mortgage-backed bonds	22,525	23,944	23,944
U.S. government agency collateralized mortgage obligations	42,762	44,931	44,931
Collateralized mortgage obligations	4,662	4,801	4,801
U.S. government agency bonds / notes	22,052	22,262	22,262
Government tax-exempt bonds	35,212	36,795	36,795
Corporate bonds	72,910	73,855	73,855

Total fixed maturities available for sale	$219,221	$226,583	$226,583

Equity securities available for sale	12,081	12,944	12,944

Other invested assets	1,534	1,534	1,534

Total investments	$232,836	$241,061	$241,061

American Physicians Service Group, Inc. (Parent Company)
Schedule II - Condensed Financial Information
Condensed Balance Sheets

(in thousands)
	December 31,	December 31,
	2009	2008
Assets
Investments in subsidiaries	$116,357	$96,811
Cash and cash equivalents	5,134	4,032
Equity securities	7,793	5,246
Fixed maturity securities	32,370	35,968
Income taxes receivable	1,369	-
Deferred income taxes	1,050	877
Property and equipment, net	246	362
Other assets	2,852	2,752
Total assets	$167,171	$146,048

Liabilities
Accrued expenses and other liabilities	$1,282	$1,311
Income taxes payable	-	692
Deferred income	-	12
Mandatorily redeemable preferred stock	6,679	7,568
Total liabilities	7,961	9,583

Commitments and contingencies

Shareholders' equity
Common stock, $0.10 par value, 20,000,000 shares authorized, 6,876,215 and 7,014,386 issued and outstanding at December 31, 2009 and December 31, 2008	688	701
Additional paid-in capital	81,784	82,329
Accumulated other comprehensive income	5,345	368
Retained earnings	71,393	53,067
Total shareholders' equity	159,210	136,465
Total liabilities and shareholders' equity	$167,171	$146,048

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of American Physicians Service Group, Inc. and Subsidiaries.

American Physicians Service Group, Inc. (Parent Company)
Schedule II - Condensed Financial Information
Condensed Statements of Operations
For the Years Ended December 31, 2009, 2008 and 2007

(in thousands)
	2009	2008	2007
Revenues
Investment income, net of investment expense	$1,272	$1,783	$1,542
Realized capital gains (losses), net	75	579	(685)
Other income	50	67	78
Total revenues	1,397	2,429	935

Expenses
Compensation cost	3,349	3,096	3,177
Depreciation	35	110	26
General and administrative	1,818	2,542	2,004
Total expenses	5,202	5,748	5,207

Loss before income taxes, gain on investments and equity in undistributed income of subsidiaries	(3,805)	(3,319)	(4,272)
Income tax benefit	1,320	760	1,011
Loss before equity in undistributed income in subsidiaries	(2,485)	(2,559)	(3,261)

Equity in net income of subsidiaries	25,350	21,722	26,534
Net income	$22,865	$19,163	$23,273

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of American Physicians Service Group, Inc. and Subsidiaries.

American Physicians Service Group, Inc. (Parent Company)
Schedule II - Condensed Financial Information
Condensed Statements of Cash Flows

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$22,865	$19,163	$23,273
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(25,350)	(21,722)	(26,534)
Dividends from subsidiaries	9,464	6,401	4,177
Depreciation	127	110	26
Amortization and accretion	486	349	76
(Gains) losses on investments, net of impairments	(75)	(579)	685
Common stock awarded	439	548	1,150
Stock options expensed	489	677	1,279
Excess tax benefits of share-based awards	(214)	(605)	-
Deferred income taxes	(321)	1,395	(1,608)
Changes in:
Other assets	1,666	(479)	(1,222)
Income taxes payable/receivable	(1,847)	1,965	743
Accrued expenses and other liabilities	(214)	(573)	641
Net cash provided by operating activities	7,515	6,650	2,686

Cash flows from investing activities:
Capital expenditures	(11)	(382)	(42)
Proceeds from the sale of available-for-sale equity and fixed maturity securities	30,959	24,980	21,404
Purchases of available-for-sale equity and fixed maturity securities	(29,557)	(24,799)	(41,680)
Acquisition costs	-	-	35
Capital contribution from (to) subsidiary	1,000	1,600	(10,000)
Funds loaned to subsidiary	(5,000)	(300)	-
Collection of note from subsidiary	3,251	20	40
Net cash provided by (used in) investing activities	642	1,119	(30,243)

Cash flows from financing activities:
Secondary stock offering and over-allotment	-	-	35,073
Exercise of stock options	-	186	558
Excess tax benefits of share-based awards	214	605	496
Repurchases of common stock	(4,011)	(6,013)	(1,270)
Preferred stock redemption	(1,230)	(1,368)	(1,018)
Non-controlling interest buyback	-	-	(6)
Dividends paid	(2,028)	(2,096)	(1,416)
Net cash provided by (used in) financing activities	(7,055)	(8,686)	32,417

Net increase (decrease) in cash and cash equivalents	1,102	(917)	4,860
Cash and cash equivalents at beginning of year	4,032	4,949	89
Cash and cash equivalents at end of year	$5,134	$4,032	$4,949

These condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto of American Physicians Service Group, Inc. and Subsidiaries.

American Physicians Service Group, Inc. (Parent Company)

Notes to the Condensed Financial Information of the Registrant

Years Ended December 31, 2009, 2008 and 2007

(1)

Description of Business

American Physicians Service Group, Inc. ("APS") is a financial services holding company incorporated under the laws of the State of Texas in October 1974.

APS owns all of the issued and outstanding common stock of the following entities either directly or indirectly through one of the entities listed below:

•

APS Insurance Services, Inc. – An insurance services company incorporated under Delaware law ("Insurance Services").

•

American Physicians Insurance Agency, Inc. – a managing general agent incorporated under Texas law.

•

APS Professional Liability Insurance Agency, Inc. – A surplus lines and general lines agency incorporated under Texas law

•

American Physicians Insurance Company – A stock insurance company incorporated under Texas law ("API").

•

APS Investment Services, Inc. – An investment firm incorporated under Delaware law ("Investment Services").

•

APS Financial Corporation – A licensed broker/dealer incorporated under Colorado law

•

APS Asset Management, Inc. – A registered investment advisor incorporated under Delaware law.

•

APS Capital Corp. – A financial services company that clears and settles the trading of bank loans, trade claims and distressed private loan portfolios incorporated under Delaware law.

•

American Physicians Management Consulting, Inc. – An insurance services company incorporated under Texas law.

•

American Physicians Management Consulting, Inc. DBA APMC Insurance Agency, Inc. – a managing general agent incorporated under Texas law.

•

American Physicians Management Consulting, Inc. DBA APMC Insurance Services Agency – A general lines property and casualty agency incorporated under Texas law.

•

APMC Financial Services, Inc. – A general lines agency; life, accident, health and HMO agency incorporated under Texas law.

(2)

Federal Income Taxes

APS files a consolidated federal income tax return with the entities noted in Note 1, Description of Business above. Allocations of taxes among the entities is subject to a written agreement and is based upon separate return calculations, with current credit for net losses to the extent they can be used in the current year consolidated tax return.

(3)

Dividends

During 2009, Insurance Services declared dividends to APS totaling $1,675,000, and API declared dividends to APS totaling $7,789,000, of which all but $111,000 was paid to APS by year-end.

During 2008, Insurance Services declared dividends to APS totaling $1,125,000, and API declared dividends to APS totaling $5,276,000, of which all but $1,126,000 was paid to APS by year-end.

During 2007, API declared dividends to APS totaling $227,000 which had not been paid to APS by year-end, Insurance Services declared dividends to APS totaling $2,730,000 and Investment Services declared dividends to APS totaling $1,485,000, of which all but $285,000 was paid to APS by year-end.

(4)

Mandatorily Redeemable Preferred Stock

APS authorized and issued 10,198 of Series A redeemable preferred stock in connection with the acquisition of API. The preferred shares are to be redeemed ratably at no less than $1 million per year, with all outstanding shares being redeemed by December 31, 2016 and APS as a holder of this redeemable preferred stock is entitled to cumulative dividends at a rate of 3% per annum payable on the outstanding redemption value per share.

In addition to restrictions on dividends and distributions applicable to all Texas stock insurance companies, for so long as any APS Series A redeemable preferred stock is outstanding, the Texas Department of Insurance prohibits API from paying dividends to APS in any calendar year unless and until APS has complied with its redemption and dividend payment obligations to the holders of its Series A redeemable preferred stock (former subscribers with outstanding refundable deposits at the date of acquisition) for that year. API's agreement with the Texas Department of Insurance also provides that, until all of APS Series A redeemable preferred stock has been redeemed and all dividends have been paid, it will not make aggregate annual dividends to APS with respect to its capital stock in excess of the lesser of 10% of API's prior year-end policyholder surplus or API's prior year statutory net income, and in no event may such distributions exceed API's statutory earned surplus.

During 2009, 1,075 shares of our Series A redeemable preferred stock were redeemed for $1,230,000, which included dividends of $177,000. With these purchases, a total of 3,198 shares of our Series A redeemable preferred stock have been redeemed for a total of $3,656,000, which included total dividends of $514,000 since we began preferred stock redemptions in 2007.

(5)

Share Repurchases

Our original $2,000,000 share repurchase program was announced August 17, 2004 and was increased in $2,000,000 increments on December 12, 2005 and on June 30, 2006 and by $1,000,000 on September 7, 2007 and was increased in $4,000,000 increments on March 8, 2008, October 1, 2008 and on March 11, 2009. As of December 31, 2009, we have a maximum dollar value of $2,894,000 remaining for the future purchase of shares under the share repurchase program.

(6)

Supplemental Disclosures of Cash Flow Information

The following table summarizes the supplemental disclosure of cash flow transactions, which are not reflected on the Condensed Statements of Cash Flows:

(in thousands)	Year ended December 31,
	2009	2008	2007
Supplemental information:
Cash (received) paid for taxes, net of refunds	$(1,195)	$(3,636)	$1,460
Cash paid for interest	$184	$297	$40

American Physicians Service Group, Inc.
Schedule III — Supplementary Insurance Information
For the Years Ended December 31, 2009, 2008 and 2007

In thousands
	2,009	2008	2007
Deferred policy acquisition costs	$2,335	$2,500	$2,514
Reserve for losses and loss adjustment expenses	88,668	92,141	101,606
Unearned premiums	36,341	36,785	35,417
Net premiums written	65,430	64,117	50,120
Net premiums earned	68,183	64,081	56,039
Net investment income (1)	8,772	9,894	6,409
Net realized capital losses (2)	(2,663)	(8,395)	(4,571)
Losses and loss adjustment expenses incurred:
Net losses and loss adjustment expenses– current year	44,827	39,134	29,751
Net losses and loss adjustment expenses – prior years	(19,849)	(20,565)	(16,056)
Total losses and loss adjustment expenses incurred	24,978	18,569	13,695
Total losses and loss adjustment expenses paid	23,333	21,607	18,568
Underwriting, acquisition and insurance expenses:
Amortization of deferred policy acquisition costs	5,406	5,317	3,864
Other underwriting, acquisition and insurance expenses	11,061	11,074	8,320

(1)   Does not include $1,337, $2,105 and 2,284 of net investment income from other segments for 2009, 2008 and 2007, respectively.

(2)   Does not include $131 and $646 of net realized gains for 2009 and 2008, respectively, and $685 of net realized losses for 2007 from other segments.

American Physicians Service Group, Inc.
Schedule IV — Reinsurance
For the Years Ended December 31, 2009, 2008 and 2007

In thousands	2009	2008	2007
Property and Casualty
Premiums earned	$65,874	$62,538	$51,226
Premiums ceded	2,309	1,543	4,813
Premiums assumed	-	-	-
Total net premiums earned	$68,183	$64,081	$56,039
Percentage of amount assumed to net	0%	0%	0%

Reflects financial information for a full year for 2008 and a partial year from April 1, 2007 (date of acquisition of American Physicians Insurance Company) through December 31, 2007.

American Physicians Service Group, Inc.

Schedule VI— Property & Casualty Supplementary Insurance Information

For the Year Ended December 31, 2009

See Schedule III — Supplementary Insurance Information