Form 10-Q
period 2010-03-31
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 2010-05-05
CIK 724024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-Q

☑	Quarterly Report Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended March 31, 2010
or
☐	Transition Report Pursuant to Sections 13 or 15(d) of the Securities and Exchange Act of 1934 For the transition period from __________ to __________

Commission File Number 001-31434

AMERICAN PHYSICIANS SERVICE GROUP, INC.

(Exact name of registrant as specified in its charter)

Texas	75-1458323
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification No.)

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
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class Common Stock, $.10 par value	Number of Shares Outstanding At April 30, 2010 6,866,101

AMERICAN PHYSICIANS SERVICE GROUP, INC.

Table of Contents to Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2010

PART 1
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN PHYSICIANS SERVICE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands)
	March 31,	December 31,
	2010	2009
Assets	(Unaudited)

Investments:
Fixed maturities available for sale, at fair value	$239,988	$226,583
Equity securities available for sale, at fair value	12,190	12,944
Other invested assets	1,553	1,534
Total investments	253,731	241,061

Cash and cash equivalents	19,279	18,277
Accrued investment income	1,717	1,700
Premiums receivable	16,566	15,678
Reinsurance recoverables on paid and unpaid loss and loss adjustment expenses	7,461	8,897
Other amounts receivable under reinsurance contracts	-	785
Deferred policy acquisition costs	2,430	2,335
Income tax receivable	-	623
Deferred tax assets	5,672	6,015
Property and equipment, net	407	406
Intangible assets	2,545	2,563
Other assets	1,560	1,432

Total assets	$311,368	$299,772

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)
	March 31,	December 31,
	2010	2009
Liabilities	(Unaudited)

Reserve for loss and loss adjustment expense	$89,171	$88,668
Unearned premiums	38,707	36,341
Reinsurance premiums payable	14	30
Funds held under reinsurance treaties	3,113	2,379
Federal income tax payable	1,175	-
Trade payables	5,820	94
Accrued expenses and other liabilities	3,717	6,371
Mandatorily redeemable preferred stock	5,504	6,679

Total liabilities	147,221	140,562

Commitments and contingencies

Shareholders' Equity

Common stock, $0.10 par value, 20,000,000 shares authorized, 6,872,457 and 6,876,215 issued and outstanding at March 31, 2010 and December 31, 2009	687	688
Additional paid-in capital	81,973	81,784
Accumulated other comprehensive income	5,852	5,345
Retained earnings	75,635	71,393

Total shareholders' equity	164,147	159,210

Total liabilities & shareholders' equity	$311,368	$299,772

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(in thousands)	March 31,
	2010	2009
REVENUES

Gross premiums written	$18,624	$17,540
Premiums ceded	(149)	328
Change in unearned premiums	(2,366)	(1,411)

Net premiums earned	16,109	16,457

Investment income, net of investment expense	2,500	2,551
Realized capital losses, net	(49)	(374)
Other-than-temporary impairments	(41)	(908)
Financial services	1,440	1,448
Other revenue	56	57

Total revenues	20,015	19,231

EXPENSES

Losses and loss adjustment expenses	6,941	6,121
Other underwriting expenses	3,159	3,221
Change in deferred policy acquisition costs	(95)	(181)
Financial services expenses	1,692	1,628
General and administrative expenses	1,466	1,224

Total expenses	13,163	12,013

Income from operations	6,852	7,218

Income tax expense	2,324	2,488

Net income	$4,528	$4,730

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in thousands, except per share data)
	Three Months Ended
	March 31,
	2010	2009
Net income per common share

Basic:

Net Income	$0.66	$0.68

Diluted:

Net Income	$0.65	$0.67

Basic weighted average shares outstanding	6,857	6,994

Diluted weighted average shares outstanding	6,967	7,083

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the three months ended March 31, 2010
(Unaudited)

(In thousands, except share amounts)
						Accumulated
			Additional			Other		Total
	Shares	Common	Paid-In	Retained	Comprehensive	Comprehensive	Treasury	Shareholders'
	Outstanding	Stock	Capital	Earnings	Income	Income	Stock	Equity
Balance December 31, 2009	6,876,215	$688	$81,784	$71,393		$5,345	$-	$159,210
Comprehensive income:
Net income	-	-	-	4,528	4,528	-	-	4,528
Other comprehensive income, net of tax:
Unrealized gain on securities, (net of reclassification adjustment)	-	-	-	-	507	507	-	507
Comprehensive income:					$5,035
Stock options expensed	-	-	112	-		-	-	112
Stock options exercised- proceeds	18,000	2	230	-		-	-	232
Stock options exercised- exchanged	5,200	-	81	-		-	-	81
Tax benefit from exercise of stock options	-	-	87	-		-	-	87
Treasury stock purchases	-	-	-	-		-	(608)	(608)
Cancelled treasury stock - purchased	(23,608)	(2)	(281)	(237)		-	520	-
Cancelled treasury stock - exchanged	(3,350)	-	(40)	(48)		-	88	-
Balance March 31, 2010	6,872,457	$687	$81,973	$75,635		$5,852	$-	$164,147

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the three months ended March 31, 2009
(Unaudited)

(In thousands, except share amounts)
						Accumulated
			Additional			Other		Total
	Shares	Common	Paid-In	Retained	Comprehensive	Comprehensive	Treasury	Shareholders'
	Outstanding	Stock	Capital	Earnings	Income	Income	Stock	Equity
Balance December 31, 2008	7,014,386	$701	$82,329	$53,067		$368	$-	$136,465
Comprehensive income:
Net income	-	-	-	4,730	4,730	-	-	4,730
Other comprehensive income, net of tax:
Unrealized gain on securities, (net of reclassification adjustment)	-	-	-	-	1,821	1,821	-	1,821
Comprehensive income:					$6,551
Stock options expensed	-	-	161	-		-	-	161
Stock options exercised- exchanged	30,000	3	415	-		-	-	418
Tax benefit from exercise of stock options	-	-	5	-		-	-	5
Treasury stock purchases	-	-	-	-		-	(1,506)	(1,506)
Cancelled treasury stock - purchased	(55,082)	(5)	(648)	(435)		-	1,088	-
Cancelled treasury stock - exchanged	(20,480)	(2)	(241)	(175)		-	418	-
Deferred compensation granted	2,300	-	45	-		-	-	45
Balance March 31, 2009	6,971,124	$697	$82,066	$57,187		$2,189	$-	$142,139

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(in thousands)	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net Income	$4,528	$4,730
Adjustments to reconcile net income to cash provided by operating activities:
Amortization and accretion of investments	136	28
Depreciation and amortization	109	196
Realized losses on investments	49	374
Other than temporary impairments	41	908
Change in deferred acquisition costs	(95)	(181)
Common stock awarded	-	45
Stock options expensed	112	161
Deferred income tax benefit	71	(525)
Excess tax benefits from stock-based compensation	(87)	-
Other non-cash items	-	68
Changes in operating assets and liabilities, net of business acquisition:
Premium receivables, net	(888)	(99)
Other amounts receivable under reinsurance contracts	785	1,459
Reinsurance recoverables on unpaid and paid loss expenses	1,436	1,033
Funds held under reinsurance treaties	734	1,134
Reserve for losses and loss adjustment expenses	503	(800)
Unearned premiums	2,366	1,411
Other receivables and assets	(145)	(916)
Federal income tax receivable/payable	1,885	2,863
Accrued expenses & other liabilities	3,047	(2,168)
Net cash provided by operating activities	14,587	9,721

Cash flows used in investing activities:
Capital expenditures	(91)	(81)
Proceeds from the sale and maturities of available-for-sale equity and fixed maturity securities	17,884	33,306
Purchase of available-for-sale equity and fixed maturity securities	(29,917)	(24,430)
Collection of notes receivable and other	-	125
Net cash used in investing activities	(12,124)	8,920

Cash flows used in financing activities:
Excess tax benefits from stock-based compensation	87	5
Exercise of stock options	231	-
Repurchases of common stock	(520)	(1,088)
Preferred stock redemption	(1,259)	(1,195)
Net cash used in financing activities	(1,461)	(2,278)

Net change in cash and cash equivalents	1,002	16,363

Cash and cash equivalents at beginning of period	18,277	22,060
Cash and cash equivalents at end of period	$19,279	$38,423

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

1.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated unaudited financial statements as of and for the three month periods ended March 31, 2010 and 2009 reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. These consolidated financial statements have not been audited by our independent registered public accounting firm. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC should be read in conjunction with this Quarterly Report on Form 10-Q.

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

3.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (subtopic ASC 820-10).  ASC 820-10 provides guidance as to how the fair value of a security may be measured, and describes three levels of inputs that may be used to measure fair value.  This update requires new disclosures regarding transfers in and out of Levels 1 and 2, and activity in Level 3 fair value measurements. A reporting entity shall disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  With respect to Level 3 fair value measurements, activity in the reconciliation for these fair value measurements using significant unobservable inputs now requires the reporting entity to separately present information about purchases, sales, issuances and settlements on a gross basis instead of as a net number.  This update also clarifies existing disclosures with respect to the level of aggregation disclosed and disclosures about inputs and valuation techniques.  Specifically, a reporting entity shall provide fair value measurements for each class of assets and liabilities. A reporting entity shall also provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements, which are required for fair value measurements that fall in either Level 1 or Level 2. The new disclosures are effective for interim and annual reporting periods after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll forward in Level 3 activity. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We adopted the requirements of the Accounting Standards Update No. 2010-06 effective January 1, 2010.

4.

Investments

Available-For-Sale Fixed Maturities. Of the total $239,988,000 portfolio balance in available-for-sale fixed income maturities at March 31, 2010, all but $4,400,000 are considered investment grade securities.

Our entire fixed-income portfolio consists of investment grade securities rated “BBB” or higher by Standard and Poor’s, Moody’s or Fitch rating agencies with the exception of three corporate bonds and six collateralized mortgage obligations (“CMOs”) with a combined fair market value of approximately $4,400,000. The following table reflects the composition of our fixed-income portfolio by security rating category of the issuer as of March 31, 2010. In cases where the rating agencies had a different rating assigned to a security, the classification in the table is the lower rating.

	Fair Value
Rating Category	(in thousands)	Percentage
AAA / Aaa	$163,530	68%
AA / Aa	29,627	12%
A / A	29,858	12%
BBB	12,573	5%
Non-investment grade	4,400	2%
Total	$239,988	100%

Available-For-Sale Equity Securities.  We account for equity securities as available-for-sale. Our equity portfolio consists of $12,190,000 in available-for-sale equity securities as of March 31, 2010.

The amortized cost and estimated fair values of investments in fixed income and equity securities at March 31, 2010 and December 31, 2009 are as follows (in thousands):

	Cost or	Gross	Gross	Estimated
March 31, 2010	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed Maturities:

U.S. treasury notes / bills	$18,218	$875	$-	$19,093
U.S. government agency mortgage-backed bonds	21,008	1,480	-	22,488
U.S. government agency collateralized mortgage obligations	40,729	2,176	23	42,882
Collateralized mortgage obligations:
Prime CMOs	2,184	83	-	2,267
Alt A CMOs	2,237	224	-	2,461
U.S. government agency bonds / notes	21,029	234	35	21,228
Government tax-exempt bonds	35,189	1,463	-	36,652
Corporate bonds	91,501	1,483	67	92,917
Total fixed maturities	232,095	8,018	125	239,988

Equity securities	11,080	1,226	116	12,190

Total fixed maturities and equity securities	$243,175	$9,244	$241	$252,178

	Cost or	Gross	Gross	Estimated
December 31, 2009	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed Maturities:

U.S. treasury notes / bills	$19,098	$897	$-	$19,995
U.S. government agency mortgage-backed bonds	22,525	1,419	-	23,944
U.S. government agency collateralized mortgage obligations	42,762	2,169	-	44,931
Collateralized mortgage obligations:
Alt A CMOs	2,287	114	-	2,401
Prime CMOs	2,375	25	-	2,400
U.S. government agency bonds / notes	22,052	274	64	22,262
Government tax-exempt bonds	35,212	1,584	1	36,795
Corporate bonds	72,910	983	38	73,855
Total fixed maturities	219,221	7,465	103	226,583

Equity securities	12,081	1,013	150	12,944

Total fixed maturities and equity securities	$231,302	$8,478	$253	$239,527

Of our entire invested assets at March 31, 2010, including unrestricted cash:

•

24% is comprised of agency-backed mortgage obligations, with underlying collateral consisting of GNMA, FHLMC, or FNMA loans;

•

2% is comprised of non-agency CMOs;

•

62% is comprised of U.S. Treasury, government agency bonds and notes, municipal tax exempt bonds and corporate bonds; and

•

12% is comprised of cash, equities and other invested assets.

We regularly review our fixed maturity and equity securities for declines in fair value that we determine to be other-than-temporary impairments (“OTTI”).  For an equity security, if we do not have the ability and intent to hold the security for a sufficient period of time to allow for a recovery in value, we conclude that an OTTI has occurred, and the cost of the equity security is written down to the current fair value, with a corresponding charge to realized loss in our Consolidated Statements of Operations.  During the three months ended March 31, 2010, we evaluated our equity portfolio for OTTI of certain securities. We based our review on a number of factors including, but not limited to, the severity and duration of the decline in fair value of the equity security as well as the cause of the decline, the length of time we have held the equity security, any third party research reports or analysis, and the financial condition and near-term prospects of the security’s issuer, taking into consideration the economic prospects of the issuer’s industry and geographical location. For the three months ended March 31, 2010, there were no write-downs in equity securities.

Within our portfolio at March 31, 2010, there were seven CMO securities classified as “Alternative-A” or “Alt-A”. These Alt-A securities are generally considered to have underlying mortgages with underwriting characteristics that are stronger than “subprime” mortgages but less stringent than “prime” mortgages. None of our CMOs have underlying mortgages classified as “subprime.” Also, all underlying mortgages of our CMOs have fixed rates.

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

While we have the ability to hold our remaining non-agency CMOs to maturity, we have concluded that we have the intent to sell these securities which will further reduce our exposure to a continued deterioration of the housing sector provided we can obtain an appropriate price. For the three months ended March 31, 2010, a realized loss on our non-agency CMOs of $41,000 was recognized in the Consolidated Statement of Operations, being the difference between the book value and their fair value as of March 31, 2010.  The fair value of these securities became their new cost basis.

Additionally, due to the risk and uncertainty of the current economic crisis and the ultimate impact on the non-agency CMO market, we sold non-agency CMOs with a book value of $17,288,000 during the twelve months ending December 31, 2009 and recognized a net realized loss of $152,000 on the sale of these securities. As a result of these sales, the fair market value of our non-agency CMOs has been reduced from $25,438,000 as of December 31, 2008 to $4,801,000 as of December 31, 2009. There were no additional sales during the three months ending March 31, 2010, and the fair market value of our non-agency CMOs is $4,728,000 as of March 31, 2010.

The pretax charges taken as a result of OTTIs that were recognized in earnings and included in realized loss for the three months ended March 31, 2010 and 2009 were as follows (in thousands):

	Three Months Ended
	March 31, 2010	March 31, 2009
Fixed Maturities:

Collateralized mortgage obligations:
Prime	$-	$284
Alt-A	41	271
Total fixed maturities	41	555

Equity securities	-	353

Total fixed maturities and equity securities	$41	$908

The aggregate write-down on the Alt-A securities beginning with the quarter ended September 30, 2007 through March 31, 2010 is $11,044,000 and the book value of all the Alt-A securities is $2,237,000 as of March 31, 2010. As of March 31, 2010, outside of our Alt-A and prime CMOs as shown in the table above, no other fixed maturities were deemed to have an OTTI.

Gross realized gains and losses as result of both sales and OTTI write-downs included in net realized loss in the statement of operations for the three month periods ended March 31, 2010 and 2009 were as follows (in thousands):

	Three Months
	Ended
	March 31,
	2010	2009
Realized gains (losses):

Fixed maturities:
Gross realized gain	$7	$234
Gross realized loss	(4)	(297)
Other-than-temporary losses	(41)	(555)
Net realized loss	(38)	(618)

Equities:
Gross realized gain	81	11
Gross realized loss	(133)	(322)
Other-than-temporary losses	-	(353)
Net realized gain (loss)	(52)	(664)

Total net realized loss	$(90)	$(1,282)

A summary of the amortized cost and fair market value of the Company’s investments in fixed maturities as of March 31, 2010, by contractual maturity, is as follows (in thousands):

	March 31, 2010
	Cost or	Estimated
	Amortized	Fair
	Cost	Value
Fixed maturity securities:
Due one year or less	$18,850	$18,943
Due after one year through five years	92,845	94,852
Due after five years through ten years	28,982	29,819
Due after ten years	25,260	26,276

	165,937	169,890
Mortgage backed securities	66,158	70,098
Total	$232,095	$239,988

The following two tables reflect securities whose fair values were lower than the related cost basis at March 31, 2010 and December 31, 2009, respectively (in thousands). However, these declines in value were not deemed to constitute OTTIs. The tables show the fair value and the unrealized losses, aggregated by investment category and category of duration, of individual securities in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
March 31, 2010	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
U.S. government agency bonds / notes	$4,954	$35	$-	$-	$4,954	$35
U.S. government agency collateralized mortgage obligations	1,592	23	-	-	1,592	23
Corporate bonds	18,645	64	3,026	3	21,671	67
Total fixed maturities	$25,191	$122	$3,026	$3	$28,217	$125

Equity securities	$742	$42	$776	$74	$1,518	$116
Total fixed maturities and equity securities	$25,933	$164	$3,802	$77	$29,735	$241

	Less than 12 Months		12 Months or More		Total
December 31, 2009	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
U.S. government agency bonds / notes	$5,925	$64	$-	$-	$5,925	$64
Government tax-exempt bonds	1,106	1	-	-	1,106	1
Corporate bonds	12,312	35	205	3	12,517	38
Total fixed maturities	$19,343	$100	$205	$3	$19,548	$103

Equity securities	$388	$20	$2,584	$130	$2,972	$150
Total fixed maturities and equity securities	$19,731	$120	$2,789	$133	$22,520	$253

The unrealized losses are primarily due to market fluctuations resulting from cyclical and other economic pressures including the recent economic crisis and market dislocation. All fixed maturities with an unrealized loss over 12 months or more are investment grade securities. As of March 31, 2010, we believe that these unrealized losses are temporary and that the fair value will recover to a level equal to or greater than the cost basis. In addition, as of March 31, 2010, we had the ability to hold all of our fixed maturity securities to maturity and, except for our investments in non-agency CMOs; we do not have the intent to sell these investments until there is a recovery in fair value, or until maturity. In the future, circumstances may change that would cause us to record an OTTI or sell fixed maturity or equity securities and possibly, incur a realized loss.

The major categories of the net investment income included in the statement of operations are summarized for the three months ended March 31, 2010 and 2009, as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Investment income:
Fixed Maturities	$2,356	$2,385
Equity Securities	96	85
Short-term investments and other	40	86
Finance charges on premiums receivable	32	35
Structured annuity	19	18

Total investment income	$2,543	$2,609

Investment expense	43	58

Net investment income	$2,500	$2,551

In connection with our acquisition of our insurance subsidiary, the Texas Department of Insurance (“TDI”) required that funds be set aside in an escrow account with a bank to remain until the aggregate remaining redemption obligation of our Series A redeemable preferred stock is less than the amount of the escrow balance, with no withdrawals to be made from this escrow account without prior approval from TDI. To satisfy this requirement, we maintain a fixed income security in escrow in the amount of $2,500,000. This security is included in fixed maturities, available-for-sale.

At March 31, 2010, investments with a fair market value of $3,862,000 were on deposit with state insurance departments to satisfy regulatory requirements and these securities are included in fixed maturities, available-for-sale.

5.

Other Comprehensive Income

Other comprehensive income (loss) shown in the statement of shareholder’s equity is comprised of net unrealized gains (losses) on securities available for sale, net of taxes. The components of other comprehensive income (loss) for the three month periods ended March 31, 2010 and 2009 are as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Unrealized holdings gains before taxes	$766	$2,852
Tax expense	(268)	(998)

Net gain after tax	498	1,854

Less reclassification adjustments for gains (losses) included in net income	(13)	49
Tax (expense) benefit	4	(17)

Other comprehensive income—net of tax	$507	$1,822

6.

Fair Value Disclosures

Fair value is used on a recurring basis for our equity and fixed maturity, available-for-sale securities in which fair value is the primary basis of accounting.  We measure fair value for each security depending on whether we have Level 1, Level 2 or Level 3 inputs, as described below.

The following table presents the estimated fair value of our financial instruments measured on a recurring basis as of March 31, 2010:

		Fair Value Measurements at March 31, 2010 Using:
(in thousands)		Quoted prices	Significant	Significant
	Total	in active markets	other ob-	other unob-
	March 31,	for identical assets	servable inputs	servable inputs
Description	2010	Level 1	Level 2	Level 3
Fixed Maturities:
U.S. treasury notes / bills	$19,093	$19,093	$-	$-
U.S. government agency mortgage-backed bonds	22,489	-	22,489	-
U.S. government agency collateralized mortgage obligations	42,882	-	42,882	-
Collateralized mortgage obligations:
Alt-A CMOs	2,461	-	412	2,049
Prime CMOs	2,267	-	1,822	445
U.S. government agency bonds / notes	21,227	-	21,227	-
Government tax-exempt bonds	36,652	-	36,652	-
Corporate bonds	92,917	-	92,917	-
Total fixed maturities	$239,988	$19,093	$218,401	$2,494

Equity securities	12,190	12,135	-	55

Total fixed maturities and equity securities	$252,178	$31,228	$218,401	$2,549

Level 1 consists of instruments whose values are based on quoted market prices in active markets. We receive quoted market prices from a third party, independent, nationally recognized pricing service. We utilize the pricing service, both for market values obtained based on quoted, actively traded market prices (Level 1) and for quoted prices for similar assets in active markets or market prices obtained from third-party pricing services for identical or comparable assets (Level 2). As of March 31, 2010, approximately 99% of our fixed-income securities are priced either as Level 1 or Level 2. The fair value estimate for our equity portfolio of $12,135,000 and our U.S. Treasury fixed income securities of $19,093,000 are based on Level 1 pricing provided by the pricing service since there is an active, readily tradable market value based on quoted prices, as of March 31 2010, or the measurement date. Active markets are those in which transactions occur in significant frequency and volume to provide pricing information on an on-going basis. Valuation of Level 1 securities does not entail a significant degree of judgment since an active market exists and quoted prices are readily and regularly available.

With the exception of U.S. Treasury securities, very few of our fixed-income securities are actively traded. Most of our fixed-income securities, such as government or agency mortgage backed securities, tax-exempt municipal securities and corporate securities are valued using a pricing service and fall within Level 2. Level 2 pricing in our fair value hierarchy comprises $218,401,000 or 87% of our investment portfolio, which as of March 31, 2010 includes U.S. Government agency bonds/notes of $21,227,000; U.S Government agency mortgage backed bonds of $22,489,000; U.S. Government agency CMOs of $42,882,000; Government tax-exempt bonds of $36,652,000; corporate bonds of $92,917,000; “prime” non-agency CMOs of $1,822,000; and “Alt-A” non-agency CMOs of $412,000.

In regards to Level 2 pricing, fair values are based on the market prices from the pricing service where valuations are based on quoted market prices for identical or similar assets and/or valuations using industry-standard models such as matrix pricing. The pricing service evaluates each asset based on relevant market information, credit information, perceived market movements and sector news.  The market inputs utilized in the pricing evaluation include, benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets benchmark securities, bids and offers, quoted forward prices, time value, volatility factors, current market and contractual prices for the underlying instrument, and industry news and economic events. For mortgage related products, the pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios.  Depending on the security, the priority of the use of inputs may change or some market inputs may not be relevant. We utilize our subsidiary, APS Asset Management, Inc., to review the estimates and assumptions of fair value of each security provided by the pricing service for Level 1 and Level 2 pricing and compare these estimates to our custodial bank statement, which also provides a fair market value for the securities we hold, to determine if the estimates are representative of the prices in the market. Comparing our fair value pricing obtained from our custodial bank statement serves as a cross-check to the validity of the information provided from the pricing service. Valuations are reviewed for reasonableness based upon the specifics of the security, including class, maturity, credit rating, durations, collateral and comparable markets for similar securities. We may adjust the valuation of securities from the independent pricing service when we believe its pricing does not fairly represent the market value of the investment. For example, a significant decrease in volume and level of activity for a security is an indication that transactions or quoted prices may not be determinative of fair value because in such market conditions there may be increased instances of transactions that are not orderly. In those circumstances, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted price may be necessary to determine fair value. We evaluate the following factors to determine whether there has been a significant decrease in the volume and level of activity for the securities we hold when compared to the normal activity for those securities (or similar securities):

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

When market observable data is not as readily available as a result of a significant decrease in volume or level of activity for a security, the valuation of these financial instruments becomes more subjective and could involve substantial judgment, resulting in Level 3 pricing. Under Level 3 pricing, fair values are based on inputs that are considered unobservable where there is little, if any, market activity for a security. In this circumstance, we evaluate fair values derived from our internal pricing models, as well as values derived from the independent pricing service and non-binding indications received from dealers.

The national housing crisis and its impact or potential impact on the underlying collateral of our non-agency CMOs, specifically our Alt-A securities and 2006 origination year prime non-agency CMOs, resulted in a significant and rapid decline of the fair market value of these securities, especially in relation to the market prices provided by the outside pricing service. Beginning as early as the third quarter of 2007 for Alt-A securities and the fourth quarter of 2008 for our prime 2006 non-agency CMOs, the market became increasingly inactive based on: the limited number of transactions; varying market prices provided by dealers; significant increases in implied liquidity risk premiums, yields, or performance indicators (such as delinquency rates or loss severities) for observed transactions or quoted prices; significant declines or absence of a market for new issuances; and the limited availability of market data for these securities. The inactivity was also evidenced by a significant widening of the bid and ask spread in the dealer markets in which these securities trade and a significant decrease in the volume of trades relative to historical levels.

Consistent with our approach to pricing our entire portfolio, we initially received market pricing on these securities from the pricing service. We also generally obtain two to three indications from dealers who actively trade in these or similar securities, but are not binding offers. We then reviewed the pricing on these non-agency CMO securities based on the market environment and the specific characteristics, including: the overall structure of the instrument; 60-day delinquencies, loss severities and default rates; demographic and geographic characteristics of the underlying mortgages; support levels; and loan to value ratios.  With the adoption of FASB ASC 820-10 during the three months ended June 30, 2009, we utilized internal pricing models to assist us in determining estimated fair values. Our internal pricing model incorporates cash flows for each security based on projected losses discounted using a liquidity risk premium that market participant would demand because of the inherent uncertainty in the cash flows. The risk premium is reflective of an orderly transaction between market participants at the measurement date under current market conditions. Determining the price at which willing market participants would transact at the measurement date under current market conditions if there has been a significant decrease in volume or level of activity for these securities depends on the facts and circumstances and requires the use of significant judgment. We weigh the indications of fair value resulting from multiple valuation techniques, considering both an income approach such as our internal pricing model and a market approach that provides estimates of fair value from the pricing service and non-binding quotes from market participants. Based on these indications, we consider the reasonableness of the range of estimates to determine the point within the range that is more representative of fair value under current market conditions. We select a fair value estimate based on professional judgment utilizing a weighting or blending of internal pricing models, the fair value provided by the pricing service and non-binding indications. This is consistent with FASB ASC 820-10 and is appropriate in determining the fair value when the volume or level of activity has decreased in markets that are not orderly.

As a result of this review, as of March 31, 2010, we have classified as Level 3 pricing five non-agency CMOs (4 Alt-A CMOs and 1 non-agency CMO with 2006 origination years) and one non-publicly traded equity security with total fair market values of $2,549,000, which represents approximately 1% of our investment portfolio.

A reconciliation of the beginning and ending balances of our financial instruments for fair value measurements made using significant unobservable inputs (Level 3) follows (in thousands):

March 31, 2010
Balance at beginning of period	$2,106
Total gains or losses realized/unrealized:
Included in earnings (or changes in net assets)	42
Included in other comprehensive income	75
Purchases, issuances, and settlements	(94)
Tranfers in and/or out of Level 3	420

Balance at end of period	$2,549

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2010	$(1)

Gains and losses (realized and unrealized) included in earnings for the period are reported in net realized investment gains (losses) as follows:

Total gains or losses included in earnings for the period (above)	$(1)

Change in unrealized gains or losses related to assets held at end of period	$39

As included in the table above, a net of $420,000 was transferred into Level 3 from Level 2 during the three months ended March 31, 2010. This is the result of one transfer with a fair value of $690,000 and one transfer out with a fair value of $270,000. These transfers are the result of updating pricing from December 31, 2009. The updated pricing information is based on a current review as of March 31, 2010 of all the various methods described above for Levels 2 and 3.

We attempt to apply consistent methods and techniques utilized to determine fair value for these securities; however, assumptions regarding delinquency levels and default rates, realized losses and projected timing of those losses and prepayment speeds may vary significantly, especially over time, an could materially impact valuations. For example, we recognized a realized loss of $1,000 for the three months ended March 31, 2010 as a result of valuing these securities based on Level 3 pricing assumptions. However, had we selected our pricing based on Level 2 pricing assumptions, we would have recorded lower realized losses of $1,000 for the three months ended March 31, 2010 and increased our fixed maturities, available-for-sale and accumulated, OCI by $1,152,000 as of March 31, 2010 based on higher pricing assumptions.

In addition to the above assets, we also have other financial assets, which includes a structured annuity classified as other invested assets and a financial liability for our mandatorily redeemable preferred stock that are not carried at fair market value. At March 31, 2010, the structured annuity has a book value of $1,551,000 and a fair market value of $1,715,000. The mandatorily redeemable preferred stock has a book value of $5,504,000 and a fair market value of $4,984,000. The fair market estimates were based on an evaluation of similar securities with like terms and estimated credit risk.

7.

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

We write medical malpractice insurance policies which have a lengthy period for reporting a claim (tail coverage) and a long process of litigating a claim through the courts and whose risk factors expose its reserves for loss and loss adjustment expenses to significant variability. These conditions subject our insurance subsidiary’s open reported claims and incurred but not reported claims to increases due to inflation, changes in legal proceedings and changes in the law. While the anticipated effects of inflation is implicitly considered when estimating reserves for loss and loss adjustment expenses, an increase in average severity of claims is caused by a number of factors. Future average severities are projected based on historical trends adjusted for changes in underwriting standards, policy provisions and general economic trends. Those anticipated trends are monitored based on actual experience and are modified as necessary to reflect any changes in the development of ultimate losses and loss adjustment expenses. These specific risks, combined with the variability that is inherent in any reserve estimate, could result in significant adverse deviation from our carried reserve amounts. The ultimate resolution of claims is subject to considerable uncertainty. Actual developments will likely vary, perhaps significantly, from the current estimated amounts reflected in the accompanying financial statements. We believe the reserves for loss and loss adjustment expenses are reasonably stated as of March 31, 2010.

We recorded $6,941,000 for losses and loss adjustment expenses for the three months ended March 31, 2010, which included $11,249,000 for the current accident year, reduced by $4,308,000 of favorable development for prior report years. The favorable development was the result of loss severity for the 2002 and the 2006 through 2009 report years developing favorably compared to prior period estimates driven primarily by claim closures at less than reserved amounts. For the three months ended March 31, 2009, we recorded $6,121,000 for losses and loss adjustment expenses, which included $11,020,000 for the current accident year, reduced by $4,899,000 of favorable development for prior report years. The favorable development was the result of loss severity for the 2002 through 2008 report years developing favorably compared to prior period estimates.

8.

Reinsurance

Reinsurance Premiums Ceded. Certain premiums are ceded to other insurance companies under reinsurance agreements. These reinsurance contracts provide us with increased capacity to write additional risk and the ability to write specific risks within our capital resources and underwriting guidelines. The 2010 reinsurance agreement is a fixed-rated treaty and provides 100% coverage in excess of our retention of $750,000 up to $1,000,000 with an additional retention of 10% of claims for policy limits that are greater than $1,000,000 with no aggregate limit. The 2009 reinsurance agreement is a fixed-rated treaty and provides 100% coverage in excess of our retention of $1,000,000 with a $5,000,000 aggregate limit. Prior to 2009, our insurance subsidiary, American Physicians Insurance Company (“API”) entered into reinsurance contracts, which provided for losses in excess of the retention of $250,000 on individual claims and beginning in 2002 through 2005, $350,000 on multiple insured claims related to a single occurrence. The 2006, 2007 and 2008 reinsurance treaties provide for these same terms with API retaining an additional 10%, 20% and 40% of the risk above the aforementioned retention levels for 2006, 2007 and 2008, respectively.

The reinsurance contracts for 2002 through 2008 contain variable premium ceding rates based on loss experience. The ceded premium charged under these contracts is dependent upon the development of ultimate losses ceded to the reinsurers under their retrospective treaties. For the three months period ended March 31, 2010, we recorded favorable development to ceded premiums of $364,000, primarily due to adjustments to treaty years 2002, 2003 and 2006. For the three months ended March 31, 2009, we recorded favorable development to ceded premiums of $832,000 primarily due to adjustments to treaty years 2006 and 2008. These adjustments reflect reductions in our estimates of ultimate claims severity and loss experience as a result of claims closures at less than reserved amounts.

In addition to an adjustment to premiums ceded, estimates of ultimate reinsurance ceded premium amounts compared to the amounts paid on a provisional basis for the 2002 through 2008 reinsurance treaties give rise to a balance sheet asset classified as “Other Amounts Receivable Under Reinsurance Contracts” or a balance sheet liability classified as “Funds Held Under Reinsurance Treaties.” Furthermore, each retrospective treaty requires a 24 or 36 month holding period before any premium adjustments or cash can be returned or paid. The ultimate settlement amount is not determined until all losses have been settled under the respective treaties. As of March 31, 2010, we recorded a balance sheet liability, “Funds Held Under Reinsurance Treaties” of $3,113,000, which represent the difference between the estimates of ultimate reinsurance premiums ceded amounts for the 2002 through 2008 treaty years as compared to the amounts paid on a provisional basis.

Reinsurance Recoverables. Ceded reserves for loss and loss adjustment expenses are recorded as reinsurance recoverables. Reinsurance recoverables are the estimated amount of future loss payments that will be recovered from reinsurers, and represent the portion of losses incurred during the period that are estimated to be allocable to reinsurers. There are several factors that can directly affect the ability to accurately forecast the reinsurance recoverables. Many of the factors discussed in Note 7 related to the sensitivities of forecasting total loss and loss adjustment expense reserves also apply when analyzing reinsurance recoverables. Since we cede excess losses above $250,000 on individual claims and $350,000 on multiple insured claims for treaty years 2002 through 2008, the trends related to severity significantly affect this estimate. Current individual claims severity can be above or fall below our retention level over the period it takes to resolve a claim.

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

Unsecured reinsurance recoverables at March 31, 2010, that exceeded 10% of total reinsurance paid and unpaid loss and loss adjustment expenses are summarized below (in thousands):

Company Name	March 31, 2010
Swiss Reinsurance	$2,050
Transatlantic Reinsurance	2,026
ACE Tempest Re USA	1,557
Hannover Ruckversicherrungs	947

As of March 31, 2010, ACE Tempest Re USA was A.M. Best rated “A+” (Superior). Swiss Reinsurance (“Swiss Re”), Transatlantic Reinsurance (“Transatlantic”) and Hannover Ruckversicherrungs (“Hannover”) were A.M. Best rated “A” (Excellent). To date, all of our reinsurers have continued to reimburse us for paid claims in a manner consistent with past practices and contractual obligations.

The reinsurers on the 2010 treaty include Hannover, Transatlantic and General Reinsurance Corporation (“General Re”). General Re is A.M. Best rated “A++” (Superior) as of March 31, 2010.

As of March 31, 2010, all of API’s reinsurance contracts were with companies in adequate financial condition and we believe there was not any need to establish an allowance for doubtful reinsurance recoverable.  We have not experienced any material problems collecting from our reinsurers.

9.

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

Our effective income tax rate for the three months ended March 31, 2010 and 2009 was approximately 33.9% and 34.5%, respectively.

10.

Mandatorily Redeemable Preferred Stock

In conjunction with the acquisition of API we issued 10,198 shares of Series A redeemable preferred stock, par value $1.00 per share, from the 10,500 shares authorized. Holders of Series A redeemable preferred stock are entitled to cumulative dividends thereon at the rate of three percent (3%) per annum payable on the remaining redemption value per share, in priority to the payments of dividends on the common shares. Holders of our Series A redeemable preferred stock have no preemptive rights and have the same voting rights as the holders of our common stock. The shares are non-certificated and mandatorily redeemable. They will be redeemed ratably at not less than $1,000,000 per year, with all remaining outstanding shares being redeemed by December 31, 2016. During the quarter ended March 31, 2010, 1,050 shares of our Series A redeemable preferred stock were redeemed from our preferred shareholders for $1,259,000, which included accrued dividends of $209,000. During 2009, 2008 and 2007, 1,075, 1,104 and 1,019 shares of our Series A redeemable preferred stock were redeemed for $1,230,000, $1,368,000 and $1,058,000, which included dividends of $177,000, $297,000 and $40,000, respectively. In the event of any liquidation, the holders of our Series A redeemable preferred stock receive an amount equal to the remaining redemption value before any distribution is made to the holders of our common stock.

We classify our redeemable preferred stock as a liability because it embodies an unconditional obligation that requires us to redeem the shares by transferring our assets at a specified or determinable date or upon an event that is certain to occur and therefore, the preferred stock dividend has been classified as interest expense.

11.

Stock-Based Compensation

We use the Black-Scholes-Merton option-pricing model to determine the fair value of stock-based awards. For the three months ended March 31, 2010, we recorded compensation cost related to stock options of $112,000 and a related reduction in income taxes of $39,000. The compensation cost is the total fair value, at date of grant, of stock options that vested during the period. No compensation costs were capitalized in the three month period ended March 31, 2010.

During the three months ended March 31, 2010, 23,200 options were exercised with an intrinsic value of $283,000. For the three months ended March 31, 2010, we received cash proceeds of $232,000 and we received $81,000 in value through cashless exercises/exchanges for the options exercised. Also, as of March 31, 2010, there was $484,000 of total unrecognized compensation cost related to non-vested shares under our 2005 Incentive and Non-Qualified Stock Option Plan (the “Stock Option Plan”), which is expected to be recognized over a weighted-average period of 1.2 years.

The Stock Option Plan provides for the issuance of up to 1,250,000 shares of common stock to our employees, including officers and directors, as well as non-employee directors. A total of 902,000 of these options have been granted as of March 31, 2010 and 348,000 are available for grants. Of those granted, 151,000 shares have been exercised, 508,000 options are exercisable and 243,000 are not yet exercisable.

No stock options were granted during the three months ended March 31, 2010. Presented below is a summary of the stock options held by our employees and our directors and the related transactions for the three months ended March 31, 2010.

	Three Months Ended
	March 31, 2010
	Shares	Weighted Average Exercise Price
Balance at January 1	774,000	$17.87
Options granted	-	-
Options exercised	23,200	13.51
Options forfeited/expired	-	-
Balance at March 31	750,800	18.01
Options exercisable	508,000	16.23

The following table summarizes our outstanding and exercisable options at March 31, 2010:

Stock Options Outstanding				Stock Options Exercisable
Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Average Remaining Contractual Life	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Average Remaining Contractual Life
751,000	$18.01	$5,245,000	2.6	508,000	$16.23	$4,453,000	2.0

(1)

Based on the $25 closing price of our stock at March 31, 2010.

12.

Commitments and Contingencies

We are involved in various claims, legal actions and regulatory inquiries that arise from time to time in the ordinary course of our business.

In April 2010, APS Financial Corporation, our broker-dealer subsidiary, received a notice from the staff of the Financial Industry Regulatory Authority (“FINRA”), notifying it that the staff has made a preliminary determination to recommend that a disciplinary action be brought against the broker-dealer.  The potential charges recommended by the staff of FINRA in such action would allege that the broker-dealer charged excessive markups in certain transactions occurring from January 1, 2005 to December 5, 2006, and that the broker-dealer failed to maintain adequate supervisory systems that would have prevented these markups.  A former employee and a current employee of APS Financial Corporation have also received notices in connection with the alleged violations. A FINRA staff preliminary determination is neither a formal allegation nor is it evidence of wrongdoing. We intend to submit a response to the notice and vigorously contest any formal disciplinary action that would result in a censure, fine or other sanction.

While we cannot predict the outcome of any pending or future claim, legal action or government inquiry or enforcement action, and although no assurances can be given, we do not believe that any pending matter will have a material adverse effect on our consolidated financial position, results of operation or cash flows.

13.

Earnings Per Share

Basic earnings per share are based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflect dilution from all contingently issuable shares, such as options. A reconciliation of income and weighted average shares outstanding used in the calculation of basic and diluted income per share from operations follows:

	Three Months Ended
(in thousands except share data)	March 31,
	2010	2009
Numerator for basic and diluted income per common share:

Net income	$4,528	$4,730

Denominator:

Denominator for basic income per common share - weighted average shares outstanding	6,857	6,994
Effect of dilutive stock options and awards	110	89
Denominator for diluted income per common share - adjusted weighted average shares outstanding	6,967	7,083

Net income - basic	$0.66	$0.68
Net income - diluted	$0.65	$0.67

14.

Segment Information

The Company’s segments are distinct by type of service provided. Comparative financial data for the three month periods ended March 31, 2010 and 2009 are shown as follows:

	Three Months Ended
	March 31,
	2010	2009
Operating Revenues
Insurance services	$18,125	$17,279
Financial services	1,557	1,548
All other	391	465
Total segment revenues	$20,073	$19,292

Reconciliation to Consolidated Statements of Operations:
Total segment revenues	$20,073	$19,292
Less: intercompany interest and dividends	(58)	(61)
Total revenues	$20,015	$19,231

Operating Income:
Insurance services	$8,120	$8,118
Financial services	(135)	(80)
All other	(1,133)	(820)
Total segment operating income	$6,852	$7,218

Income tax expense (benefit):
Insurance services	$2,748	$2,781
Financial services	(48)	(26)
All other	(376)	(267)
Total segment income tax expense (benefit)	$2,324	$2,488

Capital expenditures:
Insurance services	$51	$77
Financial services	11	2
All other	30	2
Total segment capital expenditures	$92	$81

Depreciation/amortization expenses:
Insurance services	$69	$99
Financial services	7	8
All other	33	33
Total segment depreciation/amortization expenses:	$109	$140

Balance sheet data:	March 31,
	2010
Identifiable assets
Insurance services	$263,087
Financial services	2,585
All other	45,696
Total segment assets	$311,368

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), “APS,” “we,” “our,” “us” and the “Company” refer to American Physicians Service Group, Inc., together with its subsidiaries, unless the context requires otherwise. The following MD&A should be read in conjunction with the accompanying unaudited consolidated financial statements for the three months ended March 31, 2010, included in Part I, Item 1, as well as the audited, consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the United States Securities and Exchange Commission (the “SEC”) on March 3, 2010.

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

The following important factors, in addition to those referenced under “Risk Factors” in Part II, Item 1A and Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 3, 2010, could affect the future results of our operations and could cause those results to differ materially from those expressed in or implied by such forward-looking statements:

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

Insurance Services. We provide medical professional liability insurance primarily in Texas, where our insurance subsidiary has written business for over 33 years. Our insurance subsidiary is authorized to do business in the States of Texas, Arkansas and Oklahoma and specializes in writing medical professional liability insurance for physicians and other healthcare providers, including physician extenders and clinical staff. Our insurance subsidiary currently insures approximately 6,700 physicians, dentists, and other healthcare providers, including physician extenders and clinical staff, the majority of which are in Texas. For the quarter ended March 31, 2010, approximately 85%, 12% and 3% of our premiums were written in Texas, Oklahoma and Arkansas, respectively.

Financial Services.  We provide investment and investment advisory services to institutions and individuals throughout the United States through the following subsidiaries:

o

APS Financial. APS Financial Corporation (“APS Financial”) is a fully licensed broker-dealer that provides brokerage and investment services primarily to institutional and high net worth individual clients. APS Financial also provides portfolio accounting, analysis and other services to insurance companies, banks and public funds. We recognize commission revenue, and the related compensation expense, on a trade date basis.

o

APS Capital. APS Capital Corp. is dedicated to the clearing and settlement of trades involving non-securities including syndicated bank loans, trade claims and distressed private loan portfolios. We seek to develop business with clients who trade in distressed markets. We recognize commission revenue, and the related compensation expense, when the transaction is complete and fully funded.

o

APS Asset Management. APS Asset Management, Inc., a registered investment adviser under the Investment Advisers Act of 1940, manages fixed income and equity assets for institutional and individual clients on a fee basis. We recognize fee revenues monthly based on the amount of funds under management.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires us to make estimates and assumptions that affect amounts reported in the accompanying unaudited Consolidated Financial Statements and Notes thereto. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions, or that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. Adjustments related to changes in estimates are reflected in our results of operations in the period in which those estimates changed.

Our “critical” accounting policies are those policies that we believe to be most sensitive to estimates and judgments. These policies are more fully described in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2009 and Note 3 to our audited consolidated financial statements contained in that report. There have been no material changes to these policies since the most recent year end.

Results of Operations

Despite continued pricing pressure in our Insurance Services segment over the last several years, improvements in the terms of our reinsurance contracts coupled with continued favorable prior year reserve development allowed us to deliver solid results from this operating segment for the three months ended March 31, 2010. As a result of continued favorable development in both claim counts and claim severity post-tort reform and increased competition, we lowered our rates on renewing business approximately 2% on average during the three months ended March 31, 2010 as compared to approximately 8% for the three months ended March 31, 2009. The 2010 reductions were the result of negotiated discounts to retain certain group practices with favorable loss histories. Policyholder retention was strong for the first three months of 2010 at approximately 90% as compared to 94% during the first three months of 2009. We have seen continued competition by existing professional liability carriers. Many of these carriers have been aggressive in seeking new business and are willing to compete on price. As a result of this increased competition, we continue to be faced with price pressure on both existing renewals and new business. We will continue to monitor frequency of claims and severity of loss and legal expenses to determine if further rate adjustments are warranted. As a result of these market forces, we expect to continue to face extensive competition throughout 2010, but will continue to price insurance products at rates we believe are adequate for the risks assumed.

Furthermore, even though reported claims and claim pay-out trends remain favorable, we increased loss and loss adjustment expenses by $229,000 to $11,249,000 for the three months ended March 31, 2010 for the 2010 accident year as compared to $11,020,000 for the 2009 accident year for the three months ended March 31, 2009. This increase continues to reflect an increase in our policyholder count from 6,216 as of March 31, 2009 to 6,695 as of March 31, 2010.

Our Financial Services segment, which had returned to profitability in 2009, experienced a loss in the first quarter of 2010 as a result of slightly lower trading activity and increased expenses in the broker-dealer division. An increase in our bank debt/trade claims revenues in the current quarter brought total first quarter 2010 financial services revenues to roughly equivalent to those in the first quarter of 2009. This level of commission income proved insufficient to produce a profit in the current quarter despite the many cost cutting measures that were implemented in 2008 and continued into 2009. Though we are encouraged by the activity we are seeing so far in the second quarter of 2010 resulting in part from our recent hiring of brokers, we cannot predict that this trend will continue or that we will not incur future, unforeseen expenses. As a result, we cannot be confident as to when or if consistent positive earnings will return.

The following table sets forth selected historical financial and operating data for the Company. The selected income statement data below for the three months ended March 31, 2010 and 2009 is derived from our consolidated unaudited financial statements included herein which management believes incorporate all of the adjustments necessary for the fair presentation of the financial condition and results of operations for such periods and have been prepared in accordance with GAAP. Actual financial results through March 31, 2010 may not be indicative of future financial performance.

Selected Consolidated Financial and
Operating Data of American Physicians Service Group, Inc.

(in thousands, except per share and ratio data)	Three Months
	Ended
	March 31,
	2010	2009
Income Statement Data:
Gross premiums written	$18,624	$17,540
Premiums ceded	(149)	328
Net premiums written	18,475	17,868

Net premiums earned	16,109	16,457
Investment income, net of investment expenses	2,500	2,551
Net realized capital gains (losses) and OTTI	(90)	(1,282)
Financial services	1,440	1,448
Other revenue	56	57
Total revenues	20,015	19,231
Losses and loss adjustment expenses	6,941	6,121
Other underwriting expenses	3,159	3,221
Change in deferred acquisition costs	(95)	(181)
Financial services expenses	1,692	1,628
General and administrative expenses	1,466	1,224
Total expenses	13,163	12,013
Income from operations	6,852	7,218
Income tax expense	2,324	2,488
Net income	$4,528	$4,730

Diluted weighted average shares outstanding	6,967	7,083
Diluted earnings per common share	$0.65	$0.67

Underwriting Ratios:
Loss ratio (1)
Current accident year	70%	67%
Prior accident years	-27%	-30%
Calendar year	43%	37%
Expense ratio (2)	19%	18%
Combined ratio (3)	62%	55%

(1) Loss ratio is defined as the ratio of losses and loss adjustment expenses to net premiums earned.

(2) Expense ratio is defined as the ratio of other underwriting expenses and net change in deferred acquisition costs to net premiums earned.

(3) Combined ratio is the sum of the loss ratio and the expense ratio.

(in thousands)	March 31,	December 31,
	2010	2009
Balance Sheet Data:
Cash and cash equivalents and investments	$273,010	$259,338
Premiums receivable	16,566	15,678
Reinsurance recoverables	7,461	9,682
All other assets	14,331	15,074
Total Assets	$311,368	$299,772

Reserve for losses and loss adjustment expenses	$89,171	$88,668
Unearned premiums	38,707	36,341
Manditorily redeemable preferred stock	5,504	6,679
All other liabilities	13,839	8,874
Total Liabilities	147,221	140,562
Total Stockholders' Equity	164,147	159,210
Total Liabilities & Stockholders' Equity	$311,368	$299,772

The discussion that follows should be read in connection with the unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this report.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Condensed income statement data for the three months ended March 31, 2010 and 2009 are included in the following table:

(in thousands except per share data and percentages)	Three Months ended March 31,
	2010	2009	Change	% Change
Revenues	$20,015	$19,231	$784	4%
Income from Operations	6,852	7,218	(366)	-5%
Net Income	4,528	4,730	(202)	-4%
Diluted Net Income Per Share	$0.65	$0.67	$(0.02)	-3%

Further explanation for the quarter over quarter variances are described below.

Premium related income statement data for the three months ended March 31, 2010 and 2009 are included in the following table:

( in thousands)	Three Months ended March 31,
	2010	2009	Change	% Change
Gross premiums written	$18,624	$17,540	$1,084	6%

Premium ceded:
Current year	(513)	(504)	(9)	2%
Prior year	364	832	(468)	-56%
Net premiums ceded	(149)	328	(477)	-145%

Net premiums earned	$16,109	$16,457	$(348)	-2%

Gross Premiums Written

Gross premiums fees written increased $1,084,000 (6%) to $18,624,000 for the three months ended March 31, 2010 from $17,540,000 for the three months ended March 31, 2009. The primary cause for this increase was the increase in policyholder headcount from 6,216 at March 31, 2009 to 6,695 at March 31, 2010. Offsetting the increase was small rate decreases on renewing business which averaged approximately 2% for the current quarter as compared to average rate decreases of approximately 8% for the prior year quarter primarily as a result of competitive pricing pressures. New written business was $2,871,000 for the current year quarter as compared to $4,258,000 of new business for the prior year quarter. Policyholder retention was approximately 90% for the quarter ended March 31, 2010. We anticipate that we will continue to experience competitive pricing pressures.

Premiums Ceded

Premiums ceded increased $477,000 (145%) to $(149,000) for the three months ended March 31, 2010 from $328,000 for the three months ended March 31, 2009. The reinsurance contracts we utilized from 2002 through 2008 were variable premium treaties that have various minimum and maximum rates. The actual premium rate is dependent upon the ultimate losses ceded to the reinsurer under the related treaty. The increase in premiums ceded of $477,000 is primarily the result of recognizing $364,000 in favorable development on these variable premium treaties during the current year quarter as compared to recognizing $832,000 in favorable development during the prior year quarter. The favorable development reflects reductions in our estimates of claim severity and loss experience as a result of claim closures at less than reserved amounts. Effective January 1, 2009, we changed our reinsurance treaty such that we retained the first $1,000,000 of any loss occurrence. The 2009 reinsurance contract is a fixed-rated treaty and provides 100% coverage in excess of our retention of $1,000,000 with a $5,000,000 aggregate limit. The 2010 reinsurance agreement is a fixed-rated treaty and provides 100% coverage in excess of our retention of $750,000 up to $1,000,000 with an additional retention of 10% of claims for policy limits that are greater than $1,000,000 with no aggregate limit. We are retaining this additional risk in the reinsurance layer in order to lower our ceding costs based on decreases in claims. Due to the increased retention, the 2009 and 2010 ceded premium rates are much lower which resulted in $513,000 in 2010 treaty year ceded premiums versus $504,000 for the same period in 2009. The 2009 and 2010 treaties provide us with coverage against large losses and multiple claims arising from a single event, as well as excess policy limit coverage. While we anticipate that the 2009 and 2010 treaties will reduce our ceded premiums as a percentage of direct premiums written, thus resulting in a relative increase in net premiums written and earned, the overall impact on earnings is uncertain as the frequency and severity of losses in future periods is not yet known.

Net Premiums Earned

Net premiums earned decreased by $348,000 (2%) to $16,109,000 from $16,457,000 for the three months ended March 31, 2010 as compared to the same period in 2009. Net earned premiums were lower primarily due to lower favorable development recognized on the 2002 through 2008 variable premium reinsurance treaties during the current quarter as compared to the prior year quarter. We recognized $364,000 and $832,000 in favorable reinsurance development for the three months ended March 31, 2010 and 2009, respectively. The increase in gross written premiums will be recognized in future periods as they earn out over the term of the policies.

Investment Income

Investment income statement data for the three months ended March 31, 2010 and 2009 are included in the following table:

(in thousands)	Three Months Ended March 31,
	2010	2009	Change	% Change
Investment income:
Fixed Maturities	$2,356	$2,385	$(29)	-1%
Equity Securities	96	85	11	13%
Short-term investments and other	40	86	(46)	-53%
Finance charges on premiums receivable	32	35	(3)	-9%
Structured annuity	19	18	1	6%

Total investment income	$2,543	$2,609	$(66)	-3%

Investment expense	43	58	(15)	-26%

Net investment income	$2,500	$2,551	$(51)	-2%

Investment income, net of investment expenses, decreased by $51,000 (2%) to $2,500,000 from $2,551,000 for the three months ended March 31, 2010 as compared to the same period for 2009. The proceeds from the sale of approximately $20,000,000 of non-agency CMOs in 2009 and additional cash generated from operations have been reinvested generally in high quality investment grade fixed income securities with short maturity dates and lower yields. We shortened maturities to continue to focus on preservation of principal over yield during the current economic crisis.  In addition, interest rates on money market funds are substantially lower in 2009 and 2010 as compared to 2008 and prior years. This rebalancing of our fixed income investment portfolio resulted in a corresponding decrease in investment income for the three months ended March 31, 2010 as compared to the same period in 2009 even though our investment portfolio continues to grow.

Net Realized Capital Gains (Losses) and Other-Than-Temporary Impairments

Realized capital gains and losses income statement data for the three months ended March 31, 2010 and 2009 are included in the following table:

(in thousands)	Three Months ended March 31,
	2010	2009	Change	% Change
Gross realized gains	$88	$245	$(157)	-64%
Gross realized (losses)	(137)	(619)	482	-78%
Other -than-temporary impairment (losses)	(41)	(908)	867	-95%
Net realized gains (losses) and OTTI	$(90)	$(1,282)	$1,192	-93%

Net realized capital losses and other-than-temporary impairments (“OTTI”) were $90,000 for the three months ended March 31, 2010, as compared to a $1,282,000 for the three months ended March 31, 2009. The decrease is primarily due to the lower write-downs in OTTI for the period which decreased $867,000 as a result of our reduced position in non-agency CMOs and improved performance in the equity markets. The changes in realized gains and realized losses is attributable to lower trading activity for the three months ending March 31, 2010 as compared to the same period in 2009. In the first quarter of 2009 trading activity increased as we reduced our position in non-agency CMOs and selected equities which resulted in additional gains and losses.

Financial Services Revenues

Financial services revenue for the three months ended March 31, 2010 and 2009 are included in the following table:

	Three Months ended March 31,
(in thousands)	2010	2009	$ Change	% Change
Broker/dealer commissions	$1,238	$1,431	$(193)	-13%
Bank debt/Trade claims	178	-	178	-
Investment banking fees	-	10	(10)	-
Management fees and other	24	7	17	243%
Total financial services revenues	$1,440	$1,448	$(8)	-1%

Our Financial Services revenue decreased $8,000 (1%) for the three months ended March 31, 2010 compared to the same period in 2009. APS Financial, our broker-dealer, derives most of its revenue from transactions in the fixed income market, in both investment and non-investment grade securities. As the table above shows, commission revenue at APS Financial was down $193,000 (13%) for the three months ended March 31, 2010 compared to the same period in 2009 due to a decrease in trading activity for non-agency CMO’s resulting primarily from a tightening of spreads for this type of security. Our bank debt/trade claim revenues totaled $178,000 in the three months ended March 31, 2010 compared to zero for the same period in 2009. This revenue stream is often irregular and generally is characterized by longer lead times to close a transaction compared to our traditional broker-dealer transactions. The increase in 2010 is due to a combination of an increase in bankruptcy default rates over the last twelve months as well as from a timing issue of closing these lengthy transactions. The cost cutting measures which began in 2008 have improved the results of this segment but, as we see in the current quarter results, there can be no assurance that we can sustain the level of revenues necessary to be profitable in the future.

Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses for the three months ended March 31, 2010 and 2009 are included in the following table:

(in thousands)	Three Months ended March 31,
	2010	2009	Change	% Change
Losses and loss adjustment expenses:
Current accident year	$11,249	$11,020	$229	2%
Prior accident years	(4,308)	(4,899)	591	-12%
Calendar year	$6,941	$6,121	$820	13%

Loss and loss adjustment expenses for the three months ended March 31, 2010 increased by $820,000 (13%) to $6,941,000 from $6,121,000 for the three months ended March 31, 2009. The increase of $820,000 is primarily the result of lower favorable development of $591,000 (12%) on prior year losses for the quarter ended March 31, 2010 as compared to the same period in 2009. For the three months ended March 31, 2010, current accident year loss and loss adjustment expenses totaled $11,249,000, an increase of $229,000 (2%) over the prior current year comparable quarter. We increased the current accident year estimated losses based on 78 new claims reported during the current quarter and the increased risk associated with the increase in policyholder headcount at March 31, 2010. Prior year losses developed favorably by $4,308,000 as a result of reductions in our estimates of claims severity, principally the 2002 and the 2006 through 2009 report years, driven by closure of 117 claims during the period. For the three months ended March 31, 2009, current accident year loss and loss adjustment expenses were $11,020,000 based on 94 claims reported and a policyholder head count of 6,216 and there was $4,899,000 of favorable development on prior years’ claims. The positive effects of tort reform in Texas on average claim severity has resulted in continued favorable development of reserves and improved claim development patterns. During the quarter we continued to favorably settle a significant number of post-tort reform claims at below the reserved amounts. Even though reported claims have decreased by 16 claims during the current quarter over the prior year quarter and claim pay-out trends remain favorable, we increased our current accident year loss and loss adjustment expenses to reflect the increase in policyholder count.

Other Underwriting Expenses and Net Change in Deferred Acquisition Costs

Other underwriting expenses and net change in deferred acquisition costs for the three months ended March 31, 2010 and 2009 are included in the following table:

(dollars in thousands)	Three Months ended March 31,
	2010	2009	Change	% Change
Salaries and related benefits	$940	$850	$90	11%
Commission expense	1,249	1,359	(110)	-8%
Premium taxes	316	284	32	11%
Professional fees	72	72	-	0%
Other expenses	582	656	(74)	-11%
Total other underwriting expenses	3,159	3,221	(62)	-2%

Change in deferred acquisition costs	(95)	(181)	86	-48%
Total	$3,064	$3,040	$24	1%

Other underwriting expenses decreased by $62,000 to $3,159,000 from $3,221,000 for the three months ended March 31, 2010 as compared to the same period in 2009. Other underwriting expenses consist primarily of commissions to agents, premium taxes and other general underwriting expenses related to managing our Insurance Services segment. Salaries increased due to the addition of sales personnel and merit pay increases. Commissions to agents decreased $110,000 even though written premiums increased due to certain policyholders paying the agents on a direct basis as opposed to API paying the agents. Premium taxes increased $32,000 due to higher written premiums as compared to the prior year quarter. The net change in deferred acquisition costs, which is comprised of the change in deferred and amortized commissions paid to agents on new and renewal business and deferred and amortized premium taxes, increased for three months ended March 31, 2010 by $86,000 to $(95,000) from $(181,000) for the comparable period in 2009 due to the amortization of prior deferred expenses exceeding new costs capitalized.

Financial Services Expenses

Financial Services expenses for the three months ended March 31, 2010 and 2009 are included in the following table:

(in thousands)	Three Months ended March 31,
	2010	2009	$ Change	% Change
Broker Commissions	$798	$785	$13	2%
Payroll and Benefits	413	510	(97)	-19%
Information Services	132	109	23	21%
Legal and Professional Fees	186	75	111	148%
Other	163	149	14	9%
Total Financial Services Expenses	$1,692	$1,628	$64	4%

Our Financial Services expenses increased $64,000 (4%) for the three months ended March 31, 2010 compared to the same period in 2009. This increase is primarily due to an $111,000 (148%) increase in legal and professional fees which is primarily the result of legal fees related to ongoing legal disputes. In addition, information services increased $23,000 (21%) in the three months ended March 31, 2010 compared to the same period in 2009 as a result of a higher number of employed brokers as well as from increases in fees charged by vendors. Partially offsetting these expense increases was a $97,000 (19%) decrease in payroll and benefits in the three months ended March 31, 2010 compared to the same period in 2009. These cuts were a continuation of the cost reductions begun in 2008 in response to revenue declines brought about by the recession.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2010 and 2009 are included in the following table:

(in thousands)	Three Months Ended March 31,
	2010	2009	$ Change	% Change
Payroll and Benefits	$433	$433	$-	0%
Incentive Compensation	511	224	287	128%
Board Compensation and Fees	122	207	(85)	-41%
Options and Other Compensation	21	25	(4)	-16%
Legal and Professional Fees	151	103	48	47%
Interest and Dividends	84	98	(14)	-14%
Other	144	134	10	7%
Total General & Administrative Expenses	$1,466	$1,224	$243	20%

General and administrative expenses for the three months ended March 31, 2010 increased $243,000 (20%) compared to the same period in 2009. The primary reason for the increase in general and administrative expenses is a $287,000 (128%) increase in incentive compensation expenses due to an accrual for potential cash incentive compensation in lieu of deferred stock and/or stock option issuances for 2010. In addition, legal and professional fees rose $48,000 (47%) in the three months ended March 31, 2010 compared to the same period in 2009 as a result of legal fees and professional fees associated with one time special projects. Partially offsetting these expense increases was a current period $85,000 (41%) decrease in board compensation costs, the result of lower deferred stock awards expensed in 2010. In addition, interest and dividends decreased $10,000 (7%) in the current quarter as a result of lower interest expensed on a lower balance for mandatorily redeemable preferred stock.

Liquidity and Capital Resources

The primary sources of our liquidity for the three months ended March 31, 2010 were funds provided by insurance premiums collected, net investment income, recoveries from reinsurers and proceeds from the maturity and sale of invested assets. The primary uses of cash are losses from insurance claims, loss adjustment expenses, operating expenses, the acquisition of invested and fixed assets and reinsurance premiums.

Cash Flows. Our total cash and cash equivalents balance at March 31, 2010 was $19,279,000, an increase of $1,002,000 (5%) in the current three month period as net cash provided by operating activities more than offset net cash used in investing and financing activities. Our cash flows provided by operating activities totaled $14,587,000 at March 31, 2010 on the strength of $4,528,000 in net income. Our Insurance Services segment generated the bulk of the cash received from operating activities, the result of increased premium receipts and decreased claims payouts. Our cash flows used in investing activities totaled $12,124,000 in the current three month period primarily as a result of purchases of available-for-sale fixed maturity and equity securities in excess of proceeds from the sale of these securities. Cash used in financing activities totaled $1,461,000 for the three months ended March 31, 2010 primarily as a result of preferred share redemptions and repurchases of our common stock under our share repurchase program. For details of the amounts described above, refer to the Consolidated Statements of Cash Flows of this Form 10-Q.

Historically, we have maintained a strong liquidity position and, as a result, we have been able to satisfy our operational and capital expenditure requirements with cash generated from our operating and investing activities. These same sources of funds have also allowed us to pursue investment and expansion opportunities consistent with our growth plans. Although there can be no assurance our operating activities will provide positive cash flow in the future, we are optimistic that our working capital requirements will be met for the foreseeable future because our current cash position is very strong, with a balance of approximately $19,279,000, and a large portion of our approximate $253,731,000 investment portfolio is in short-term, highly liquid bonds and other fixed income securities.

Capital Expenditures. In April 2007 we entered into a contract with a vendor to provide us with and implement an integrated policy and claims administration system. The total capitalized expenditures for the project are anticipated to be approximately $2,400,000. Our capital expenditures for the three months ended March 31, 2010 were $91,000 of which $34,000 were related to this software installation. We have capitalized a total of $1,807,000 since the inception of this project through March 31, 2010. We expect to incur additional capitalized expenditures of approximately $600,000 for the remainder of this project, which are expected to be funded from cash on hand over the remainder of 2010.

Restrictions on Dividends by API. In addition to restrictions on dividends and distributions applicable to all Texas stock insurance companies, for so long as any Series A redeemable preferred stock is outstanding, the Texas Department of Insurance prohibits API from paying dividends to us in any calendar year unless and until we have complied with our redemption and dividend payment obligations to the holders of our Series A redeemable preferred stock for that year. Our agreement with the Texas Department of Insurance also provides that, until all of the Series A redeemable preferred stock has been fully redeemed and all dividends have paid, API will not make aggregate annual dividends to us with respect to API’s capital stock in excess of the lesser of 10% of API’s prior year-end policyholder statutory surplus or API’s prior year statutory net income, and in no event may such distributions exceed API’s statutory earned surplus. Accordingly our subsidiaries may not be able to pay funds to us and, even if paid such funds may not be sufficient to enable us to meet our obligations. The dividend restriction for calendar year 2008 and 2009, based on 10% of API’s prior year ended statutory surplus, was $7,717,000 and $8,804,000, respectively, and for those respective years dividends paid to us were $7,377,000 and $8,804,000. For the calendar year 2010, the anticipated dividend restriction is $10,324,000 based on 10% of 2009 year-end statutory surplus and, through March 31, 2010, no dividends have yet been paid to us.

Other Significant Balance Sheet Items

We maintain a portion of our investment portfolio in short-term securities and cash to meet short-term operating liquidity requirements, including the payment of losses and loss expenses. We also invest a substantial part of our cash flow from operations principally in bonds/fixed maturities securities. We plan to continue our emphasis on fixed maturities investments.

Cash and cash equivalents and invested assets totaled $273,010,000 and $259,338,000 at March 31, 2010 and December 31, 2009, respectively. Cash and cash equivalents and invested assets represent 88% and 87% of our total assets for the same respective periods. We believe that a majority of our short-term and fixed-maturity securities are readily marketable, and that our invested assets have scheduled maturities in line with our projected cash needs.

Reinsurance recoverables decreased by $1,436,000 (16%) to $7,461,000 at March 31, 2010 from $8,897,000 primarily as a result of the favorable development in the reinsurance layer of $364,000 as well as increased retention levels in our reinsurance contracts as discussed in Note 8 to the consolidated financial statements included herein.

In addition to an adjustment to premiums ceded, estimates of ultimate reinsurance ceded premium amounts compared to the amounts paid on a provisional basis give rise to a balance sheet asset classified as “Other Amounts Receivable Under Reinsurance Contracts” or a balance sheet liability classified as “Funds Held Under Reinsurance Treaties.” Furthermore, each retrospective treaty requires a 24 or 36 month holding period before any premium adjustments or cash can be returned or paid. The ultimate settlement amount is not determined until all losses have been settled under the respective treaties. As of March 31, 2010, we have recorded a balance sheet liability, “Funds Held Under Reinsurance Treaties” of $3,113,000, which represent the differences between the estimates of ultimate reinsurance premiums ceded amounts for the 2002 through 2008 treaty years as compared to the amounts paid on a provisional basis.

Federal income tax receivable decreased $623,000 to zero at March 31, 2010 from $623,000 at December 31, 2009. Federal income tax payable increased from zero at December 31, 2009 to $1,175,000 at March 31, 2010. These changes reflect the accrual of estimated taxes payable on current quarter earnings reduced by net cash payments of $364,000.

Deferred tax assets decreased $343,000 (6%) to $5,672,000 at March 31, 2010 from $6,015,000 at December 31, 2009 primarily due to an increase in the tax effect of unrealized gains, net of losses in our investment portfolio of $233,000. The change in unrealized gains, net of losses was primarily due to improvements in market conditions.

Trade payables increased $5,726,000 (6,091%) to $5,820,000 at March 31, 2010 from $94,000 at December 31, 2009 due to the purchase of available-for-sale securities at the end of March but which did not settle until early April 2010.

Accrued expenses and other liabilities decreased $2,654,000 (42%) to $3,717,000 at March 31, 2010 from $6,371,000 at December 31, 2009, primarily as a result of payment of accrued 2009 incentive compensation in March 2010.

Adoption of Recent Accounting Pronouncements

The effects of new accounting pronouncements are described in Note 3 to the unaudited consolidated financial statements included elsewhere in this report. Such information is incorporated herein by reference.

Off Balance Sheet Arrangements

There were no off-balance sheet arrangements as of March 31, 2010.

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

We invest our assets primarily in fixed-maturity securities, which as of March 31, 2010 and December 31, 2009 comprised approximately 88% and 87%, respectively, of total investments, including unrestricted cash balances, at market value. As of March 31, 2010 and December 31, 2009, the fair value of investments in fixed maturity securities was $239,988,000 and $226,583,000, respectively. The increase in fixed-income maturities is primarily the result of the purchase of additional fixed-maturity securities through cash received from operations. Our intent is to continue to focus on preservation of principal over yield during the current economic crisis.

The fixed-income maturities consist predominately of investment grade U.S. government agency and non-agency CMOs and U.S. government agency mortgage-backed bonds for the purpose of generating ample cash flow to meet claim funding requirements while maintaining a reasonable investment yield.

We have exposure to credit risk primarily as a holder of fixed-income securities. We control this exposure by emphasizing investment grade quality in the fixed-income securities we purchase. At March 31, 2010 and at December 31, 2009, substantially all of our fixed-income portfolio consisted of investment grade securities. We believe that this concentration of investment grade securities limits our exposure to credit risk on our fixed-income investments. The financial environment globally and in the United States has recently experienced significant volatility. While we experienced recent increases in the fair market value of our investment portfolio, our investment holdings have been affected by these current poor economic conditions and recent changes in the financial and credit markets, and we rely on the investment income produced by our investment portfolio to contribute to our profitability. Future changes in interest rates and credit quality caused by a continued market downturn will likely result in fluctuations in the income derived from, the valuation of, and in the case of declines in credit quality, payment defaults on, our fixed maturities securities, which could have a material adverse affect on our financial condition, liquidity or results of operations.

Our investment portfolio is also subject to credit and cash flow risk, including risks associated with our investments in mortgage-backed securities. Because our investment portfolio is the largest component of our consolidated balance sheet, further deterioration of the economy and the financial and credit markets could result in additional other-than-temporary-impairments (“OTTI”) that could be material to our financial condition and operating results. For examples, such economic changes could arise from overall changes in the financial markets or specific changes to industries, companies or municipalities in which we maintain our investment holdings. Also, in periods of market illiquidity and instability such as the current financial crisis, the fair value of our investments is more difficult to estimate, could result in assessments of fair value greater or less than amounts received in actual transactions and may have unforeseen consequences that we are currently unable to predict. Volatile or illiquid markets increase the likelihood that such assumptions may not behave in historically predictable manners, resulting in fair value estimates that are overstated compared with actual amounts that could be realized upon disposition or maturity of the security. For additional discussion of our fixed maturities securities including our non-agency collateralized mortgage obligations (“CMOs”) and related OTTI as well as our fair value measurements, see Notes 4 and 6 to our unaudited consolidated financial statements included herein.

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

Equity securities comprised approximately 4% and 5% of total investments, including unrestricted cash, at market value as of March 31, 2010 and December 31, 2009, respectively. As of March 31, 2010 and December 31, 2009, the fair value of investments in equity securities was $12,190,000 and $12,944,000, respectively.

Equity securities are subject to equity price risk, which is defined as the potential for loss in market value due to a decline in equity prices. The value of common stock equity investments is dependent upon the general conditions in the securities markets and the business and financial performance of the individual companies in the portfolio. Values are typically based on future economic prospects as perceived by investors in the equity markets. We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that such declines in the fair value of such assets below our accounting basis are other-than-temporary. We did not record any write-downs on equity securities for the three months ended March 31, 2010 as a result of these equities having OTTI.

The remainder of the investment portfolio consists of cash, money market funds and highly liquid short-term investments.

As mentioned above, our invested assets are subject to interest rate risk and equity price risk. The following table presents the effect as of March 31, 2010 on current estimated fair values of the fixed-maturity securities available-for-sale and equity securities assuming a 100-basis point (1%) increase in market interest rates and a 10% decline in equity prices.

	Carrying Value	Estimated Fair Value at Current Market Rates/Prices	Estimated Fair Value at Adjusted Market Rates/Prices (1)
		(in thousands)
Interest rate risk:
Fixed-maturities available-for-sale	$239,988	$239,988	$232,100
Equity price risk:
Equity securities	$12,190	$12,190	$10,971

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

We are also subject to credit risk with respect to our reinsurers. Although our reinsurers are liable to us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have reinsured. As a result, reinsurance agreements do not limit our ultimate obligations to pay claims to policyholders and we may not recover claims made to our reinsurers. The ultimate effects of the recent market volatility, credit crises, and overall economic downturn may have unforeseen consequences on the credit quality, liquidity and financial stability of the reinsurers with which we do business. As recent market experience indicates, such deteriorations in financial condition can occur rapidly, leaving us unable to react to such a scenario in a prudent manner consistent with orderly markets. This in turn could adversely affect our financial condition, liquidity or results of operations. For additional discussion of our reinsurers and related reinsurance recoverable, see Note 8 to the unaudited financial statements included herein.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2010.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are involved in various claims and legal actions that have arisen in the ordinary course of business. Management believes that any liabilities arising from these actions will not have a material adverse effect on our financial condition or results of operations. See Note 12 to the unaudited consolidated financial statements included herein.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the period ended December 31, 2009 which could materially affect our business, financial condition or future results. The risks described in this report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are inapplicable.

(c)  Stock Repurchases for the three months ended March 31, 2010:

Period	Total Number of shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May yet be Purchased under the Plans or Programs (2)
January 2010	23,608	$22.02	23,608	$2,374,000
February 2010	-	$-	-	$2,374,000
March 2010	-	$-	-	$2,374,000

(1)

All of the shares were purchased in open market transactions.

(2)

Our original $2,000,000 share repurchase program was announced August 17, 2004 and was increased on six subsequent occasions, most recently being increased by $4,000,000 on March 11, 2009. As of March 31, 2010, we had a maximum dollar value of $2,374,000 remaining for the future purchase of shares under the Stock Repurchase program.

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

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6.  EXHIBITS

31.1

Section 302 Certification of Chief Executive Officer (1)

31.2

Section 302 Certification of Chief Financial Officer (1)

32.1

Section 906 Certification of Chief Executive Officer (1)

32.2

Section 906 Certification of Chief Financial Officer (1)

99.1

Investment Holdings Listing as of March 31, 2010 (1)

(1)

Filed herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Physicians Service Group, Inc.

Date: May 5, 2010	/s/ Marc J. Zimmermann
Marc J. Zimmermann, Chief Financial Officer