Form 10-Q
period 2010-06-30
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 2010-08-03
CIK 724024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-Q

☑	Quarterly Report Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended June 30, 2010
or
☐	Transition Report Pursuant to Sections 13 or 15(d) of the Securities and Exchange Act of 1934 For the transition period from __________ to __________

Commission File Number 001-31434

AMERICAN PHYSICIANS SERVICE GROUP, INC.

(Exact name of registrant as specified in its charter)

Texas	75-1458323
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification No.)

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
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class Common Stock, $.10 par value	Number of Shares Outstanding At July 30, 2010 6,834,369

AMERICAN PHYSICIANS SERVICE GROUP, INC.

Table of Contents to Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2010

PART 1

FINANCIAL INFORMATION

AMERICAN PHYSICIANS SERVICE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30,	December 31,
	2010	2009
Assets	(Unaudited)

Investments:
Fixed maturities available for sale, at fair value	$235,401	$226,583
Equity securities available for sale, at fair value	10,934	12,944
Other invested assets	1,703	1,534
Total investments	248,038	241,061

Cash and cash equivalents	15,781	18,277
Accrued investment income	1,735	1,700
Premiums receivable	17,543	15,678
Reinsurance recoverables on paid and unpaid loss and loss adjustment expenses	6,590	8,897
Other amounts receivable under reinsurance contracts	-	785
Deferred policy acquisition costs	2,369	2,335
Income tax receivable	2,484	623
Deferred tax assets	5,488	6,015
Property and equipment, net	436	406
Intangible assets	2,535	2,563
Other assets	4,237	1,432

Total assets	$307,236	$299,772

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)	June 30,	December 31,
	2010	2009
Liabilities	(Unaudited)

Reserve for loss and loss adjustment expense	$87,721	$88,668
Unearned premiums	36,988	36,341
Reinsurance premiums payable	15	30
Funds held under reinsurance treaties	2,700	2,379
Trade payables	1,922	94
Accrued expenses and other liabilities	5,724	6,371
Mandatorily redeemable preferred stock	5,576	6,679

Total liabilities	140,646	140,562

Commitments and contingencies

Shareholders' Equity

Common stock, $0.10 par value, 20,000,000 shares authorized, 6,807,369 and 6,876,215 issued and outstanding at June 30, 2010 and December 31, 2009	681	688
Additional paid-in capital	81,391	81,784
Accumulated other comprehensive income	5,660	5,345
Retained earnings	78,858	71,393

Total shareholders' equity	166,590	159,210

Total liabilities & shareholders' equity	$307,236	$299,772

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
REVENUES

Gross premiums written	$14,456	$14,682	$33,080	$32,222
Premiums ceded	(104)	335	(253)	663
Change in unearned premiums	1,719	1,808	(647)	397

Net premiums earned	16,071	16,825	32,180	33,282

Investment income, net of investment expense	2,454	2,666	4,954	5,217
Realized capital gains (losses), net	185	(142)	136	(517)
Other-than-temporary impairments	(59)	(1,100)	(100)	(2,007)
Financial services	2,074	1,827	3,514	3,275
Other revenue	16	45	72	102

Total revenues	20,741	20,121	40,756	39,352

EXPENSES

Losses and loss adjustment expenses	4,874	6,797	11,815	12,918
Other underwriting expenses	2,529	2,510	5,688	5,731
Change in deferred policy acquisition costs	61	264	(34)	83
Financial services expenses	2,363	1,747	4,055	3,375
General and administrative expenses	1,538	1,164	3,004	2,388

Total expenses	11,365	12,482	24,528	24,495

Income from operations	9,376	7,639	16,228	14,857

Income tax expense	3,176	2,718	5,500	5,206

Net income	$6,200	$4,921	$10,728	$9,651

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in thousands, except share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income per common share

Basic:
Net Income	$0.91	$0.71	$1.57	$1.39

Diluted:
Net Income	$0.90	$0.70	$1.54	$1.36

Basic weighted average shares outstanding	6,813	6,923	6,835	6,958

Diluted weighted average shares outstanding	6,923	7,007	6,950	7,089

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Six Months ended June 30, 2010
(Unaudited)

(In thousands, except share amounts)						Accumulated
			Additional			Other		Total
	Shares	Common	Paid-In	Retained	Comprehensive	Comprehensive	Treasury	Shareholders'
	Outstanding	Stock	Capital	Earnings	Income	Income	Stock	Equity
Balance December 31, 2009	6,876,215	$688	$81,784	$71,393		$5,345	$-	$159,210
Comprehensive income:
Net income	-	-	-	4,528	4,528	-	-	4,528
Other comprehensive income, net of tax:
Unrealized gain on securities, (net of reclassification adjustment)	-	-	-	-	507	507	-	507
Comprehensive income:					$5,035
Stock options expensed	-	-	112	-		-	-	112
Stock options exercised- proceeds	18,000	2	230	-		-	-	232
Stock options exercised- exchanged	5,200	-	81	-		-	-	81
Tax benefit from exercise of stock options	-	-	87	-		-	-	87
Treasury stock purchases	-	-	-	-		-	(608)	(608)
Cancelled treasury stock - purchased	(23,608)	(2)	(281)	(237)		-	520	-
Cancelled treasury stock - exchanged	(3,350)	-	(40)	(48)		-	88	-
Balance March 31, 2010	6,872,457	$687	$81,973	$75,635		$5,852	$-	$164,147

Comprehensive income:
Net income	-	-	-	6,200	6,200	-	-	6,200
Other comprehensive income, net of tax:
Unrealized loss on securities, (net of reclassification adjustment)	-	-	-	-	(192)	(192)	-	(192)
Comprehensive income:					$6,009
Stock options expensed	-	-	114	-		-	-	114
Stock options exercised- proceeds	10,000	1	115	-		-	-	116
Stock options exercised- exchanged	9,700	1	117	-		-	-	118
Tax benefit from exercise of stock options	-	-	85	-		-	-	85
Treasury stock purchases	-	-	-	-		-	(1,987)	(1,987)
Cancelled treasury stock - purchased	(78,700)	(8)	(940)	(887)		-	1,835	-
Cancelled treasury stock - exchanged	(6,088)	-	(73)	(79)		-	152	-
Dividends paid	-	-	-	(2,011)		-	-	(2,011)
Balance June 30, 2010	6,807,369	$681	$81,391	$78,858		$5,660	$-	$166,590

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

AMERICAN PHYSICIANS SERVICE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(in thousands)	June 30,
	2010	2009
Cash flows from operating activities:
Net Income	$10,728	$9,651
Adjustments to reconcile net income to cash provided by operating activities:
Amortization and accretion of investments	261	(98)
Depreciation and amortization	222	377
Realized (gains) losses on investments	(136)	517
Other than temporary impairments	100	2,007
Change in deferred acquisition costs	(34)	83
Common stock awarded	-	45
Stock options expensed	226	282
Deferred income tax benefit	357	(802)
Excess tax benefits from stock-based compensation	(172)	(186)
Other non-cash items	-	125
Changes in operating assets and liabilities, net of business acquisition:
Premium receivables, net	(1,865)	(230)
Other amounts receivable under reinsurance contracts	785	1,497
Reinsurance recoverables on unpaid and paid loss expenses	2,307	3,274
Funds held under reinsurance treaties	321	286
Reserve for losses and loss adjustment expenses	(947)	(1,738)
Unearned premiums	647	(396)
Other receivables and assets	136	409
Federal income tax receivable/payable	(1,689)	(100)
Accrued expenses & other liabilities	(385)	184
Net cash provided by operating activities	10,862	15,187

Cash flows used in investing activities:
Capital expenditures	(222)	(170)
Proceeds from the sale and maturities of available-for-sale equity and fixed maturity securities	35,657	64,794
Purchase of available-for-sale equity and fixed maturity securities	(43,687)	(67,343)
Collection of notes receivable and other	-	125
Net cash used in investing activities	(8,252)	(2,594)

Cash flows used in financing activities:
Excess tax benefits from stock-based compensation	172	186
Exercise of stock options	348	-
Repurchases of common stock	(2,355)	(2,771)
Dividend paid	(2,011)	(2,028)
Preferred stock redemption	(1,260)	(1,209)
Net cash used in financing activities	(5,106)	(5,822)

Net change in cash and cash equivalents	(2,496)	6,771

Cash and cash equivalents at beginning of period	18,277	22,060
Cash and cash equivalents at end of period	$15,781	$28,831

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

1.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated unaudited financial statements as of and for the three and six month periods ended June 30, 2010 and 2009 reflect all adjustments which are, in our opinion , necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. These consolidated financial statements have not been audited by our independent registered public accounting firm. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC should be read in conjunction with this Quarterly Report on Form 10-Q.

2.

Management’s Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Although considerable judgment is inherent in these estimates, we believe that the current estimates are reasonable in all material respects. The estimates are reviewed regularly and adjusted, as necessary. Adjustments related to changes in estimates are reflected in our results of operations, or other comprehensive income (OCI), in the period in which those estimates are changed.

3.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (subtopic ASC 820-10).  ASC 820-10 provides guidance as to how the fair value of a security may be measured, and describes three levels of inputs that may be used to measure fair value.  This update requires new disclosures regarding transfers in and out of Levels 1 and 2, and activity in Level 3 fair value measurements. A reporting entity shall disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  We did not have any transfers in or out of Level 1 and Level 2 fair value measurements for the three or six months periods ended June 30, 2010. With respect to Level 3 fair value measurements, activity in the reconciliation for these fair value measurements using significant unobservable inputs now requires the reporting entity to separately present information about purchases, sales, issuances and settlements on a gross basis instead of as a net number.  This update also clarifies existing disclosures with respect to the level of aggregation disclosed and disclosures about inputs and valuation techniques.  Specifically, a reporting entity shall provide fair value measurements for each class of assets and liabilities. A reporting entity shall also provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements, which are required for fair value measurements that fall in either Level 1 or Level 2. The new disclosures are effective for interim and annual reporting periods after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll forward in Level 3 activity. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We adopted the requirements of the Accounting Standards Update No. 2010-06 effective January 1, 2010.

4.

Investments

Available-For-Sale Fixed Maturities. Of the total $235,401,000 portfolio balance in available-for-sale fixed income maturities at June 30, 2010, all but $2,271,000 are considered investment grade securities.

Our entire fixed income portfolio consists of investment grade securities rated “BBB” or higher by Standard and Poor’s, Moody’s or Fitch rating agencies with the exception of one corporate bond and six collateralized mortgage obligations (“CMOs”) with a combined fair market value of approximately $2,271,000. The following table reflects the composition of our fixed income portfolio by security rating category of the issuer as of June 30, 2010. In cases where the rating agencies had a different rating assigned to a security, the classification in the table is the lower rating.

	Fair Value (in thousands)
Rating Category		Percentage
AAA / Aaa	$156,872	67%
AA / Aa	27,340	11%
A / A	33,249	14%
BBB	15,669	7%
Non-investment grade	2,271	1%
Total	$235,401	100%

Available-For-Sale Equity Securities.  We account for equity securities as available-for-sale. Our equity portfolio totals $10,934,000 as of June 30, 2010.

The amortized cost and estimated fair values of investments in fixed income and equity securities at June 30, 2010 and December 31, 2009 are as follows (in thousands):

	Cost or			Estimated
June 30, 2010	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Fixed Maturities:

U.S. treasury notes / bills	$16,776	$889	$-	$17,665
U.S. government agency mortgage-backed bonds	18,886	1,738	-	20,624
U.S. government agency collateralized mortgage obligations	39,219	2,065	6	41,278
Collateralized mortgage obligations:
Prime CMOs	2,057	148	-	2,205
Alt A CMOs	2,158	125	-	2,283
U.S. government agency bonds / notes	17,512	207	-	17,719
Government tax-exempt bonds	32,264	1,811	-	34,075
Corporate bonds	98,046	2,165	659	99,552
Total fixed maturities	226,918	9,148	665	235,401

Equity securities	10,708	697	471	10,934

Total fixed maturities and equity securities	$237,626	$9,845	$1,136	$246,335

	Cost or	Gross	Gross	Estimated
December 31, 2009	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed Maturities:

U.S. treasury notes / bills	$19,098	$897	$-	$19,995
U.S. government agency mortgage-backed bonds	22,525	1,419	-	23,944
U.S. government agency collateralized mortgage obligations	42,762	2,169	-	44,931
Collateralized mortgage obligations:
Alt A CMOs	2,287	114	-	2,401
Prime CMOs	2,375	25	-	2,400
U.S. government agency bonds / notes	22,052	274	64	22,262
Government tax-exempt bonds	35,212	1,584	1	36,795
Corporate bonds	72,910	983	38	73,855
Total fixed maturities	219,221	7,465	103	226,583

Equity securities	12,081	1,013	150	12,944

Total fixed maturities and equity securities	$231,302	$8,478	$253	$239,527

Of our entire invested assets at June 30, 2010, including cash and cash equivalents:

•

23% is comprised of agency-backed mortgage obligations, with underlying collateral consisting of GNMA, FHLMC, or FNMA loans;

•

2% is comprised of non-agency CMOs;

•

64% is comprised of U.S. Treasury, government agency bonds and notes, municipal tax exempt bonds and corporate bonds; and

•

11% is comprised of cash, equities and other invested assets.

We regularly review our fixed maturity and equity securities for declines in fair value that we determine to be other-than-temporary impairments (“OTTI”).  For an equity security, if we do not have the ability and intent to hold the security for a sufficient period of time to allow for a recovery in value, we conclude that an OTTI has occurred, and the cost of the equity security is written down to the current fair value, with a corresponding charge to realized loss in our consolidated statements of operations.  During the three and six months ended June 30, 2010, we evaluated our equity portfolio for OTTI of certain securities. We based our review on a number of factors including, but not limited to, the severity and duration of the decline in fair value of the equity security as well as the cause of the decline, the length of time we have held the equity security, any third party research reports or analysis, and the financial condition and near-term prospects of the security’s issuer, taking into consideration the economic prospects of the issuer’s industry and geographical location. For the three and six months ended June 30, 2010, there were no write-downs in equity securities.

Within our portfolio at June 30, 2010, there were seven CMO securities classified as “Alternative-A” or “Alt-A”. These Alt-A securities are generally considered to have underlying mortgages with underwriting characteristics that are stronger than “subprime” mortgages but less stringent than “prime” mortgages. None of our CMOs have underlying mortgages classified as “subprime.” Also, all underlying mortgages of our CMOs have fixed rates.

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

While we have the ability to hold our remaining non-agency CMOs to maturity, we have concluded that we have the intent to sell these securities which will further reduce our exposure to a continued deterioration of the housing sector provided we can obtain an appropriate price. For the six months ended June 30, 2010, we recognized a loss on our non-agency CMOs of $100,000, being the difference between the book value and their fair value as of June 30, 2010.  There were no sales of our non-agency CMOs during the six months ending June 30, 2010, and the fair market value of our non-agency CMOs is $4,488,000 as of June 30, 2010.

The pretax charges taken as a result of OTTIs that were recognized in earnings and included in realized loss for the three and six months ended June 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Fixed Maturities:

Collateralized mortgage obligations:
Prime	$-	$867	$-	$1,151
Alt-A	59	233	100	504
Total fixed maturities	59	1,100	100	1,655

Equity securities	-	-	-	352

Total fixed maturities and equity securities	$59	$1,100	$100	$2,007

The aggregate write-down on the Alt-A securities beginning with the quarter ended September 30, 2007 through June 30, 2010 is $11,103,000 and the book value of all the Alt-A securities is $2,158,000 as of June 30, 2010. As of June 30, 2010, outside of our Alt-A and prime CMOs as shown in the table above, no other fixed maturities were deemed to have an OTTI.

Gross realized gains and losses as a result of both sales and OTTI write-downs included in net realized loss in the consolidated statements of operations for the three and six month periods ended June 30, 2010 and 2009 were as follows (in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009
Realized gains (losses):

Fixed maturities:
Gross realized gain	$73	$40	$80	$273
Gross realized loss	(43)	(139)	(47)	(435)
Other-than-temporary losses	(59)	(1,100)	(100)	(1,655)
Net realized loss	(29)	(1,199)	(67)	(1,817)

Equities:
Gross realized gain	174	82	255	93
Gross realized loss	(19)	(125)	(152)	(448)
Other-than-temporary losses	-	-	-	(352)
Net realized loss	155	(43)	103	(707)

Total net realized loss	$126	$(1,242)	$36	$(2,524)

A summary of the amortized cost and fair market value of the Company’s investments in fixed maturities as of June 30, 2010, by contractual maturity, is as follows (in thousands):

	June 30, 2010
	Cost or	Estimated
	Amortized	Fair
	Cost	Value
Fixed maturity securities:
Due one year or less	$14,041	$14,097
Due after one year through five years	97,740	99,542
Due after five years through ten years	29,003	30,445
Due after ten years	23,813	24,927

	164,597	169,011
Mortgage backed securities	62,321	66,390
Total	$226,918	$235,401

The following two tables reflect securities whose fair values were lower than the related cost basis at June 30, 2010 and December 31, 2009, respectively (in thousands). However, these declines in value were not deemed to constitute OTTIs. The tables show the fair value and the unrealized losses, aggregated by investment category and category of duration, of individual securities in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
June 30, 2010	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
U.S. government agency bonds / notes	$-	$-	$-	$-	$-	$-
U.S. government agency collateralized mortgage obligations	507	6	-	-	507	6
Corporate bonds	9,252	659	-	-	9,252	659
Total fixed maturities	$9,759	$665	$-	$-	$9,759	$665

Equity securities	$2,093	$152	$2,647	$319	$4,740	$471
Total fixed maturities and equity securities	$11,852	$817	$2,647	$319	$14,499	$1,136

	Less than 12 Months		12 Months or More		Total
December 31, 2009	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
U.S. government agency bonds / notes	$5,925	$64	$-	$-	$5,925	$64
Government tax-exempt bonds	1,106	1	-	-	1,106	1
Corporate bonds	12,312	35	205	3	12,517	38
Total fixed maturities	$19,343	$100	$205	$3	$19,548	$103

Equity securities	$388	$20	$2,584	$130	$2,972	$150
Total fixed maturities and equity securities	$19,731	$120	$2,789	$133	$22,520	$253

The unrealized losses are primarily due to market fluctuations resulting from cyclical and other economic pressures including the recent economic crisis and market dislocation. All fixed maturities with an unrealized loss of 12 months or more are investment grade securities. As of June 30, 2010, we believe that these unrealized losses are temporary and that the fair value will recover to a level equal to or greater than the cost basis. In addition, as of June 30, 2010, we had the ability to hold all of our fixed maturity securities to maturity and, except for our investments in non-agency CMOs; we do not have the intent to sell these investments until there is a recovery in fair value, or until maturity. In the future, circumstances may change that would cause us to record an OTTI or sell fixed maturity or equity securities and possibly, incur a realized loss.

The major categories of net investment income included in the consolidated statements of operations are summarized for the three and six months ended June 30, 2010 and 2009, as follows (in thousands):

(in thousands)	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009
Investment income:
Fixed Maturities	$2,306	$2,544	$4,663	$4,930
Equity Securities	99	95	195	179
Short-term investments and other	50	65	89	151
Finance charges on premiums receivable	24	26	57	61
Structured annuity	19	18	37	36

Total investment income	2,498	2,748	5,041	5,357

Investment expense	44	82	87	140

Net investment income	$2,454	$2,666	$4,954	$5,217

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

At June 30, 2010, investments with a fair market value of $3,924,000 were on deposit with state insurance departments to satisfy regulatory requirements and these securities are included in fixed maturities, available-for-sale.

5.

Other Comprehensive Income

Other comprehensive income (loss) shown in the consolidated statement of shareholders’ equity is comprised of net unrealized gains (losses) on securities available for sale, net of taxes. The components of other comprehensive income (loss) for the three and six month periods ended June 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Unrealized holdings (losses) gains before taxes	$(25)	$911	$779	$3,726
Tax expense	9	(319)	(273)	(1,304)

Net gain after tax	(16)	592	506	2,422

Less reclassification adjustments for gains (losses) included in net income	270	(249)	294	(236)
Tax (expense) benefit	(94)	87	(103)	83

Other comprehensive income—net of tax	$(192)	$754	$315	$2,575

6.

Fair Value Disclosures

Fair value is used on a recurring basis for our equity and fixed maturity, available-for-sale securities in which fair value is the primary basis of accounting.  We measure fair value for each security depending on whether we have Level 1, Level 2 or Level 3 inputs, as described below.

The following table presents the estimated fair value of our financial instruments measured on a recurring basis as of June 30, 2010:

(in thousands)		Fair Value Measurements at June 30, 2010 Using:
		Quoted prices	Significant	Significant
	Total	in active markets	other ob-	other unob-
	June 30,	for identical assets	servable inputs	servable inputs
Description	2010	Level 1	Level 2	Level 3
Fixed Maturities:
U.S. treasury notes / bills	$17,665	$17,665	$-	$-
U.S. government agency mortgage-backed bonds	20,624		20,624	-
U.S. government agency collateralized mortgage obligations	41,278		41,278	-
Collateralized mortgage obligations:
Alt-A CMOs	2,283		320	1,963
Prime CMOs	2,205		1,777	428
U.S. government agency bonds / notes	17,719		17,719	-
Government tax-exempt bonds	34,075		34,075	-
Corporate bonds	99,552		99,552	-
Total fixed maturities	$235,401	$17,665	$215,345	$2,391

Equity securities	10,934	10,879	-	55

Total fixed maturities and equity securities	$246,335	$28,544	$215,345	$2,446

Level 1 consists of instruments whose values are based on quoted market prices in active markets. We receive quoted market prices from a third party, independent, nationally recognized pricing service. We utilize the pricing service, both for market values obtained based on quoted, actively traded market prices (Level 1) and for quoted prices for similar assets in active markets or market prices obtained from third-party pricing services for identical or comparable assets (Level 2). As of June 30, 2010, approximately 99% of our fixed income securities are priced either as Level 1 or Level 2. The fair value estimate for our equity portfolio of $10,879,000 and our U.S. Treasury fixed income securities of $17,665,000 are based on Level 1 pricing provided by the pricing service since there is an active, readily tradable market value based on quoted prices, as of June 30, 2010, or the measurement date. Active markets are those in which transactions occur in significant frequency and volume to provide pricing information on an on-going basis. Valuation of Level 1 securities does not entail a significant degree of judgment since an active market exists and quoted prices are readily and regularly available.

With the exception of U.S. Treasury securities, very few of our fixed income securities are actively traded. Most of our fixed income securities, such as government or agency mortgage backed securities, tax-exempt municipal securities and corporate securities are valued using a pricing service and fall within Level 2. Level 2 pricing in our fair value hierarchy comprises $215,345,000 or 87% of our investment portfolio, which as of June 30, 2010 includes U.S. Government agency bonds/notes of $17,719,000; U.S Government agency mortgage backed bonds of $20,624,000; U.S. Government agency CMOs of $41,278,000; Government tax-exempt bonds of $34,075,000; corporate bonds of $99,552,000; “prime” non-agency CMOs of $1,777,000; and “Alt-A” non-agency CMOs of $320,000.

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

The national housing crisis and its impact or potential impact on the underlying collateral of our non-agency CMOs, specifically our Alt-A securities and 2006 origination year prime non-agency CMOs, resulted in a significant and rapid decline of the fair market value of these securities, especially in relation to the market prices provided by the outside pricing service. Beginning as early as the third quarter of 2007 for Alt-A securities and the fourth quarter of 2008 for certain of our prime non-agency CMOs, the market became increasingly inactive based on: the limited number of transactions; varying market prices provided by dealers; significant increases in implied liquidity risk premiums, yields, or performance indicators (such as delinquency rates or loss severities) for observed transactions or quoted prices; significant declines or absence of a market for new issuances; and the limited availability of market data for these securities. The inactivity was also evidenced by a significant widening of the bid and ask spread in the dealer markets in which these securities trade and a significant decrease in the volume of trades relative to historical levels.

Consistent with our approach to pricing our entire portfolio, we initially received market pricing on these securities from the pricing service. We also generally obtain two to three indications from dealers who actively trade in these or similar securities, but are not binding offers. We then reviewed the pricing on these non-agency CMO securities based on the market environment and the specific characteristics, including: the overall structure of the instrument; 60-day delinquencies, loss severities and default rates; demographic and geographic characteristics of the underlying mortgages; support levels; and loan to value ratios. We also utilized internal pricing models to assist us in determining estimated fair values. Our internal pricing model incorporates cash flows for each security based on projected losses discounted using a liquidity risk premium that market participant would demand because of the inherent uncertainty in the cash flows. The risk premium is reflective of an orderly transaction between market participants at the measurement date under current market conditions. Determining the price at which willing market participants would transact at the measurement date under current market conditions if there has been a significant decrease in volume or level of activity for these securities depends on the facts and circumstances and requires the use of significant judgment. We weigh the indications of fair value resulting from multiple valuation techniques, considering both an income approach such as our internal pricing model and a market approach that provides estimates of fair value from the pricing service and non-binding quotes from market participants. Based on these indications, we consider the reasonableness of the range of estimates to determine the point within the range that is more representative of fair value under current market conditions. We select a fair value estimate based on professional judgment utilizing a weighting or blending of internal pricing models, the fair value provided by the pricing service and non-binding indications. This is consistent with FASB ASC 820-10 and is appropriate in determining the fair value when the volume or level of activity has decreased in markets that are not orderly.

As a result of this review, as of June 30, 2010, we have classified as Level 3 pricing five non-agency CMOs (4 Alt-A CMOs and 1 non-agency CMO with 2006 origination years) and one non-publicly traded equity security. The total fair market value of these securities is $2,446,000, which represents approximately 1% of our investment portfolio.

A reconciliation of the beginning and ending balances of our financial instruments for fair value measurements made using significant unobservable inputs (Level 3) follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
Balance at beginning of period	$2,549	$2,106
Total gains or losses realized/unrealized:
Included in earnings (or changes in net assets)	70	112
Included in other comprehensive income	(36)	39
Purchases, issuances, and settlements	(137)	(231)
Transfers in and/or out of Level 3	-	420

Balance at end of period	$2,446	$2,446

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2010	$(2)	$(3)

Gains and losses (realized and unrealized) included in earnings for the period are reported in net realized investment gains (losses) as follows:

Total gains or losses included in earnings for the period (above)	$(2)	$(3)

Change in unrealized gains or losses related to assets held at end of period	$(36)	$3

As included in the table above, a net of $420,000 was transferred into Level 3 from Level 2 during the six months ended June 30, 2010. This is the result of one transfer with a fair value of $690,000 and one transfer out with a fair value of $270,000. These transfers are the result of changes in pricing due to market data becoming more or less observable since December 31, 2009. The updated pricing information is based on a current review as of June 30, 2010 of all the various methods described above for Levels 2 and 3.

We attempt to apply consistent methods and techniques utilized to determine fair value for these securities; however, assumptions regarding delinquency levels and default rates, realized losses and projected timing of those losses and prepayment speeds may vary significantly, especially over time, an could materially impact valuations. For example, we recognized a realized loss of $2,000 and $3,000 for the three and six months ended June 30, 2010, respectively, as a result of valuing these securities based on Level 3 pricing assumptions. However, had we selected our pricing based on Level 2 pricing assumptions, we would have recorded no realized losses for the three and six months ended June 30, 2010 and we would have increased our fixed maturities, available-for-sale and accumulated, OCI by $1,027,000 as of June 30, 2010 based on higher pricing assumptions.

In addition to the above assets, we also have other financial assets, including a structured annuity classified as other invested assets and a financial liability for our mandatorily redeemable preferred stock, that are not carried at fair market value. At June 30, 2010, the structured annuity has a book value of $1,570,000 and a fair market value of $1,732,000. The mandatorily redeemable preferred stock has a book value of $5,576,000 and a fair market value of $5,086,000. The fair market estimates were based on an evaluation of similar securities with like terms and estimated credit risk.

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

We write medical malpractice insurance policies which have a lengthy period for reporting a claim (long-tail) and a long process of litigating a claim through the courts and whose risk factors expose its reserves for loss and loss adjustment expenses to significant variability. These conditions subject our insurance subsidiary’s open reported claims and incurred but not reported claims to increases due to inflation, changes in legal proceedings and changes in the law. While the anticipated effects of inflation is implicitly considered when estimating reserves for loss and loss adjustment expenses, an increase in average severity of claims is caused by a number of factors. Future average severities are projected based on historical trends adjusted for changes in underwriting standards, policy provisions and general economic trends. Those anticipated trends are monitored based on actual experience and are modified as necessary to reflect any changes in the development of ultimate losses and loss adjustment expenses. These specific risks, combined with the variability that is inherent in any reserve estimate, could result in significant adverse deviation from our carried reserve amounts. The ultimate resolution of claims is subject to considerable uncertainty. Actual developments will likely vary, perhaps significantly, from the current estimated amounts reflected in the accompanying financial statements. We believe the reserves for loss and loss adjustment expenses are reasonably stated as of June 30, 2010.

We recorded $11,815,000 for losses and loss adjustment expenses for the six months ended June 30, 2010, which included $24,558,000 for the current accident year and was reduced by $12,743,000 of favorable development for prior report years. The favorable development was the result of reductions in our estimates of ultimate loss costs for the 2006 through 2009 accident years as compared to prior period estimates. For the six months ended June 30, 2009, we recorded $12,918,000 for losses and loss adjustment expenses, which included $22,516,000 for the 2009 accident year, reduced by $9,598,000 of favorable development for prior accident years. The favorable development was the result of reductions in ultimate loss costs for the 2002 through 2008 accident years as compared to prior period estimates.  The favorable development experienced during these periods noted above was the result of better than expected trends in paid loss severity (i.e. the expected average cost of claims) and a lower number of claims actually closed with indemnity than anticipated. The 2010 accident year loss and loss adjustment expenses increased by $2,042,000 to $24,558,000 for the six months ended June 30, 2010 as compared to $22,516,000 for the 2009 accident year due to an 8% increase in policyholder headcount from 6,268 as of June 30, 2009 to 6,783 as of June 30, 2010 resulting in additional loss exposures over this time period; higher reinsurance retention levels; and our recent entry into new geographic markets with a shift to higher policy limits.

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

The reinsurance contracts for 2002 through 2008 contain variable premium ceding rates based on loss experience. The ceded premium charged under these contracts is dependent upon the development of ultimate losses ceded to the reinsurers under their retrospective treaties. For the three and six months ended June 30, 2010, we recorded favorable development to ceded premiums of $413,000 and $777,000, respectively, primarily due to adjustments to treaty years 2002 through 2003 and 2006 through 2008. For the three and six months ended June 30, 2009, we recorded favorable development to ceded premiums of $848,000 and $1,680,000, respectively, primarily due to adjustments to treaty years 2003, 2006 and 2008. These adjustments reflect reductions in our estimates of ultimate claims severity and loss experience as a result of claims closures at less than reserved amounts driven by better than expected trends in claims severity coupled with relatively stable payment patterns in the reinsurance layer.

In addition to an adjustment to premiums ceded, estimates of ultimate reinsurance ceded premium amounts compared to the amounts paid on a provisional basis for the 2002 through 2008 reinsurance treaties give rise to a balance sheet asset classified as “Other Amounts Receivable Under Reinsurance Contracts” or a balance sheet liability classified as “Funds Held Under Reinsurance Treaties.” Furthermore, each retrospective treaty requires a 24- or 36-month holding period before any premium adjustments or cash can be returned or paid. The ultimate settlement amount is not determined until all losses have been settled under the respective treaties. As of June 30, 2010, we recorded a balance sheet liability, “Funds Held Under Reinsurance Treaties” of $2,700,000, which represents the difference between the estimates of ultimate reinsurance premiums ceded amounts for the 2002 through 2008 treaty years and the amounts paid on a provisional basis.

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

Unsecured reinsurance recoverables at June 30, 2010 that exceeded 10% of total reinsurance paid and unpaid loss and loss adjustment expenses are summarized below (in thousands):

Company Name	June 30, 2010
Swiss Reinsurance	$1,825
Transatlantic Reinsurance	1,759
ACE Tempest Re USA	1,311
Hannover Ruckversicherrungs	826
General Reinsurance Corp	773

As of June 30, 2010, ACE Tempest Re USA was A.M. Best rated “A+” (Superior). Swiss Reinsurance (“Swiss Re”), Transatlantic Reinsurance (“Transatlantic”) and Hannover Ruckversicherrungs (“Hannover”) were A.M. Best rated “A” (Excellent). To date, all of our reinsurers have continued to reimburse us for paid claims in a manner consistent with past practices and contractual obligations.

The reinsurers on the 2010 treaty include Hannover, Transatlantic and General Reinsurance Corporation (“General Re”). General Re is A.M. Best rated “A++” (Superior) as of June 30, 2010.

As of June 30, 2010, all of API’s reinsurance contracts were with companies in adequate financial condition and we believe there was not any need to establish an allowance for doubtful reinsurance recoverable.  We have not experienced any material problems collecting from our reinsurers.

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

Our effective income tax rate for the three and six months ended June 30, 2010 was approximately 33.9%. Our effective income tax rate for the three and six months ended June 30, 2009 was approximately 35.6% and 35.0%, respectively.

10.

Mandatorily Redeemable Preferred Stock

In conjunction with the acquisition of API we issued 10,198 shares of Series A redeemable preferred stock, par value $1.00 per share, from the 10,500 shares authorized. Holders of Series A redeemable preferred stock are entitled to cumulative dividends thereon at the rate of three percent (3%) per annum payable on the remaining redemption value per share, in priority to the payments of dividends on the common shares. Holders of our Series A redeemable preferred stock have no preemptive rights and have the same voting rights as the holders of our common stock. The shares are non-certificated and mandatorily redeemable. They will be redeemed ratably at not less than $1,000,000 per year, with all remaining outstanding shares being redeemed by December 31, 2016. During the six months ended June 30, 2010, 1,050 shares of our Series A redeemable preferred stock were redeemed from our preferred shareholders for $1,260,000, which included accrued dividends of $209,000. During 2009, 2008 and 2007, 1,075, 1,104 and 1,019 shares of our Series A redeemable preferred stock were redeemed for $1,230,000, $1,368,000 and $1,058,000, which included dividends of $177,000, $297,000 and $40,000, respectively. In the event of any liquidation, the holders of our Series A redeemable preferred stock receive an amount equal to the remaining redemption value before any distribution is made to the holders of our common stock.

We classify our redeemable preferred stock as a liability because it constitutes an unconditional obligation that requires us to redeem the shares at a specified or determinable date and therefore, the preferred stock dividend has been classified as interest expense.

11.

Stock-Based Compensation

We use the Black-Scholes-Merton option-pricing model to determine the fair value of stock-based awards. For the three and six months ended June 30, 2010, we recorded compensation cost related to stock options of $115,000 and $226,000, respectively, and a related reduction in income taxes of $40,000 and $79,000, respectively. The compensation cost is the total fair value, at date of grant, of stock options that vested during the period. No compensation costs were capitalized in the three and six month periods ended June 30, 2010.

During the three months ended June 30, 2010, 20,000 options were exercised with an intrinsic value of $244,000. During the six months ended June 30, 2010, 43,000 options were exercised with an intrinsic value of $527,000. For the three and six months ended June 30, 2010, we received cash proceeds of $115,000 and $347,000, respectively, and we received $118,000 and $199,000, respectively, in value through cashless exercises/exchanges for the options exercised. Also, as of June 30, 2010, there was $830,000 of total unrecognized compensation cost related to non-vested shares under our 2005 Incentive and Non-Qualified Stock Option Plan (the "Stock Option Plan"), which is expected to be recognized over a weighted-average period of 1.4 years.

The Stock Option Plan provides for the issuance of up to 1,250,000 shares of common stock to our employees, including officers and directors and non-employee directors. A total of 1,052,000 of these options have been granted as of June 30, 2010 and 198,000 are available for grants. Of those granted, 171,000 shares have been exercised, 503,000 options are exercisable and 378,000 are not yet exercisable.

The exercise price for each non-qualified option share is determined by the Compensation Committee of the Board of Directors (the “Committee”). Under the Stock Option Plan, option grants are limited to a maximum of ten-year terms; however, the Committee has issued all currently outstanding grants with five-year terms. The Committee also determines vesting for each option grant and traditionally has had options vest in two to three approximately equal annual installments beginning one year from the date of grant. Presented below is a summary of the stock options held by our employees and our directors and the related transactions for the three and six months ended June 30, 2010.

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	Shares	Weighted Average Exercise Price		Shares	Weighted Average Exercise Price
Balance at April 1	751,000	$18.01	Balance at January 1	774,000	$17.87
Options granted	150,000	24.15	Options granted	150,000	24.15
Options exercised	20,000	11.83	Options exercised	43,000	12.74
Options forfeited/expired	-	-	Options forfeited/expired	-	-
Balance at June 30	881,000	19.20	Balance at June 30	881,000	19.20
Options exercisable	503,000	16.55	Options exercisable	503,000	16.55

The following table summarizes our outstanding and exercisable options at June 30, 2010:

Stock Options Outstanding				Stock Options Exercisable
Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Average Remaining Contractual Life	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Average Remaining Contractual Life
881,000	$19.20	$4,629,000	2.9	503,000	$16.55	$3,973,000	1.8

(1) Based on the $24.45 closing price of our stock at June 30, 2010.

12.

Commitments and Contingencies

Leases

We are obligated under certain operating lease arrangements for our office space.  The leases expire in 2011. The remaining contractual obligations for these leases are $353,000 and $692,000 for the years ended December 31, 2010 and 2011, respectively.

Litigation and Regulatory Inquiries

We are involved in various claims, legal actions and regulatory inquiries that have arisen out of the conduct of our business.

During the second quarter, APS Financial Corporation (“APS Financial”), the Company’s broker-dealer subsidiary, received a notice from the staff of the Financial Industry Regulatory Authority (“FINRA”) indicating that the FINRA staff had made a preliminary determination to recommend disciplinary action against the broker-dealer.  The allegations were that, in 2005 and 2006, APS Financial charged excessive markups in 60 transactions, out of approximately 2,000 transactions conducted during the time period.  We are currently in discussions with FINRA to resolve this proposed disciplinary action and do not anticipate this will have a material impact on our consolidated financial position, results of operation or cash flows.

Certain of our financial services subsidiaries are also parties to a FINRA arbitration proceeding initiated by family members of a former client of APS Financial and another financial services subsidiary, APS Capital Corp. (“APS Capital”), who allege that APS Financial made unsuitable investment recommendations to the former client.  The allegations also name the parent companies and an employee of APS Financial.  This matter is still in the preliminary stages.  We intend to vigorously defend our position in this case.

APS Capital is currently party to litigation regarding a disputed bankruptcy trade claim.

While we cannot predict the outcome of any pending or future claim, legal action or regulatory inquiry or enforcement action, and although no assurances can be given, we do not believe that any pending matter will have a material adverse effect on our consolidated financial position, results of operation or cash flows.

13.

Earnings Per Share

Basic earnings per share are based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflect dilution from all contingently issuable shares, such as options. A reconciliation of income and weighted average shares outstanding used in the calculation of basic and diluted income per share from operations follows:

(in thousands except share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator for basic and diluted income per common share:

Net income	$6,200	$4,921	$10,728	$9,651

Denominator:

Denominator for basic income per common share - weighted average shares outstanding	6,813	6,923	6,835	6,958
Effect of dilutive stock options and awards	110	84	115	131
Denominator for diluted income per common share - adjusted weighted average shares outstanding	6,923	7,007	6,950	7,089

Net income - basic	$0.91	$0.71	$1.57	$1.39
Net income - diluted	$0.90	$0.70	$1.54	$1.36

14.

Segment Information

The Company’s segments are distinct by type of service provided. Comparative financial data for the three and six month periods ended June 30, 2010 and 2009 are shown as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating Revenues
Insurance services	$18,246	$17,813	$36,371	$35,092
Financial services	2,147	1,922	3,704	3,470
All other	5,464	5,117	5,855	5,582
Total segment revenues	$25,857	$24,852	$45,930	$44,144

Reconciliation to Consolidated Statements of Operations:
Total segment revenues	$25,857	$24,852	$45,930	$44,144
Less: intercompany interest and dividends	(5,116)	(4,731)	(5,174)	(4,792)
Total revenues	$20,741	$20,121	$40,756	$39,352

Operating Income:
Insurance services	$10,782	$8,242	$18,902	$16,360
Financial services	(216)	175	(351)	95
All other	(1,190)	(778)	(2,323)	(1,598)
Total segment operating income	$9,376	$7,639	$16,228	$14,857

Income tax expense (benefit):
Insurance services	$3,628	$2,969	$6,376	$5,750
Financial services	(74)	67	(122)	41
All other	(378)	(318)	(754)	(585)
Total segment income tax expense (benefit)	$3,176	$2,718	$5,500	$5,206

Capital expenditures:
Insurance services	$99	$87	$150	$164
Financial services	8	-	19	2
All other	22	3	52	4
Total segment capital expenditures	$129	$90	$221	$170

Depreciation/amortization expenses:
Insurance services	$72	$85	$141	$184
Financial services	6	8	13	16
All other	34	32	67	65
Total segment depreciation/amortization expenses:	$112	$125	$221	$265

Balance sheet data:	June 30,	December 31,
	2010	2009
Identifiable assets
Insurance services	$255,144	$247,358
Financial services	2,550	4,830
All other	49,542	47,584
Total segment assets	$307,236	$299,772

15.

Subsequent Events

On July 29, 2010, APS Financial and its parent, APS Investment Services, Inc. (“APS Investment Services”), entered into an agreement with an unaffiliated broker-dealer pursuant to which the unaffiliated broker-dealer agreed to hire most of APS Financial’s employees and assume certain contractual obligations of APS Financial.  In return, APS Financial and APS Investment Services will receive certain payments tied to the contractual obligations assumed and the unaffiliated broker-dealer’s future financial performance, and APS Financial plans to cease operations as a broker-dealer.

Prior to entering into this transaction, we had made a preliminary decision to exit our Financial Services business and had been actively marketing the segment for sale.  That decision was based on the weak financial performance of our Financial Services business in recent years and concerns that a return to materially improved, sustained financial performance would require more capital than could be produced from the Financial Services segment’s operations.  We also plan to discontinue the day-to–day operations of our bank debt and trade claim subsidiary, APS Capital Corp.  Our remaining Financial Services subsidiary, APS Asset Management, Inc., will continue to operate until it can be sold or appropriately discontinued.

The cessation of operations of our Financial Services business is not expected to have a material effect on our consolidated financial position, results of operation or cash flows.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), “APS,” “we,” “our,” “us” and the “Company” refer to American Physicians Service Group, Inc., together with its subsidiaries, unless the context requires otherwise. The following MD&A should be read in conjunction with the accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2010, included in Part I, Item 1, as well as the audited, consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the United States Securities and Exchange Commission (the “SEC”) on March 3, 2010.

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

•

loss of key executives, personnel, accounts or customers; and

•

potential losses, regulatory enforcement and litigation risk associated with our Financial Services businesses.

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

Business Overview

We provide (1) insurance services, specifically medical professional liability insurance in Texas, Arkansas, Oklahoma and Colorado and (2) financial services, including brokerage and investment services to individuals and institutions.

Insurance Services. We provide medical professional liability insurance primarily in Texas, where our insurance subsidiary has written business for over 33 years. Our insurance subsidiary is authorized to do business in the States of Texas, Arkansas and Oklahoma and was recently also licensed to write business in Colorado. Our insurance subsidiary specializes in writing medical professional liability insurance for physicians and other healthcare providers, including physician extenders and clinical staff. Our insurance subsidiary currently insures over 6,700 physicians, dentists, and other healthcare providers, the majority of whom are located in Texas. For the six months ended June 30, 2010, approximately 90%, 8% and 2% of our premiums were written in Texas, Oklahoma and Arkansas, respectively. Colorado written premiums amounted to less than 1% of our total premiums written.

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

Results of Operations

Despite continued pricing pressure in our Insurance Services segment over the last several years, improvements in the terms of our reinsurance contracts coupled with continued favorable prior year reserve development allowed us to deliver solid results from this operating segment for the three and six months ended June 30, 2010. As a result of continued favorable development in the claim environment post-tort reform and increased competition, we lowered our rates on renewing business approximately 3% on average during the six months ended June 30, 2010 as compared to approximately 6% for the six months ended June 30, 2009. The 2010 reductions were the result of negotiated discounts to retain certain group practices with favorable loss histories. Policyholder retention was strong for the first six months of 2010 at approximately 91% as compared to 93% during the first six months of 2009. We have seen continued competition by existing professional liability carriers. Many of these carriers have been aggressive in seeking new business and are willing to compete on price. As a result of this increased competition, we continue to be faced with price pressure on both existing renewals and new business. As a result of these market forces, we expect to continue to face extensive competition throughout 2010, but will continue to price insurance products at rates we believe are adequate for the risks assumed.

Furthermore, even though reported claims remain at historically low levels and claim severity payment patterns have been better than anticipated, we increased loss and loss adjustment expenses by $2,042,000 to $24,558,000 for the six months ended June 30, 2010 for the 2010 accident year as compared to $22,516,000 for the 2009 accident year for the six months ended June 30, 2009. This increase reflects additional policyholders from 6,268 as of June 30, 2009 to 6,783 as of June 30, 2010 resulting in additional loss exposures over this time period; higher reinsurance retention levels; and our recent entry into new geographic markets with a shift to higher policy limits.

Our Financial Services segment, which had returned to profitability in 2009, experienced a loss in the first six months of 2010 even though financial service revenues increased 7% for the six months of 2010 as compared to the same period in 2009.  Driving this loss was an increase in expenses primarily related to on-going legal and regulatory disputes. See Note 15 to our Consolidated Financial Statements contained herein for information about subsequent events affecting our Financial Services business.

The following table sets forth selected historical financial and operating data for the Company. The selected income statement data below for the three and six months ended June 30, 2010 and 2009 is derived from our consolidated unaudited financial statements included herein which management believes incorporate all of the adjustments necessary for the fair presentation of the financial condition and results of operations for such periods and have been prepared in accordance with GAAP. Actual financial results through June 30, 2010 may not be indicative of future financial performance.

Selected Consolidated Financial and

Operating Data of American Physicians Service Group, Inc.

(in thousands, except per share and ratio data)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Income Statement Data:
Gross premiums written	$14,456	$14,682	$33,080	$32,222
Premiums ceded	(104)	335	(253)	663
Net premiums written	14,352	15,017	32,827	32,885

Net premiums earned	16,071	16,825	32,180	33,282
Investment income, net of investment expenses	2,454	2,666	4,954	5,217
Net realized capital gains (losses) and OTTI	126	(1,242)	36	(2,524)
Financial services	2,074	1,827	3,514	3,275
Other revenue	16	45	72	102
Total revenues	20,741	20,121	40,756	39,352
Losses and loss adjustment expenses	4,874	6,797	11,815	12,918
Other underwriting expenses	2,529	2,510	5,688	5,731
Change in deferred acquisition costs	61	264	(34)	83
Financial services expenses	2,363	1,747	4,055	3,375
General and administrative expenses	1,538	1,164	3,004	2,388
Total expenses	11,365	12,482	24,528	24,495
Income from operations	9,376	7,639	16,228	14,857
Income tax expense	3,176	2,718	5,500	5,206
Net income	$6,200	$4,921	$10,728	$9,651

Diluted weighted average shares outstanding	6,923	7,007	6,950	7,089
Diluted earnings per common share	$0.90	$0.70	$1.54	$1.36

Underwriting Ratios:
Loss ratio (1)
Current accident year	83%	68%	76%	68%
Prior accident years	-53%	-28%	-39%	-29%
Calendar year	30%	40%	37%	39%
Expense ratio (2)	16%	16%	18%	17%
Combined ratio (3)	46%	56%	54%	56%

(1)  Loss ratio is defined as the ratio of losses and loss adjustment expenses to net premiums earned.

(2)  Expense ratio is defined as the ratio of other underwriting expenses and net change in deferred acquisition costs to net premiums earned.

(3)  Combined ratio is the sum of the loss ratio and the expense ratio.

(in thousands)	June 30,	December 31,
	2010	2009
Balance Sheet Data:
Cash and cash equivalents and investments	$263,819	$259,338
Premiums receivable	17,543	15,678
Reinsurance recoverables	6,590	9,682
All other assets	19,284	15,074
Total Assets	$307,236	$299,772

Reserve for losses and loss adjustment expenses	$87,721	$88,668
Unearned premiums	36,988	36,341
Mandatorily redeemable preferred stock	5,576	6,679
All other liabilities	10,361	8,874
Total Liabilities	140,646	140,562
Total Stockholders' Equity	166,590	159,210
Total Liabilities & Stockholders' Equity	$307,236	$299,772

The discussion that follows should be read in connection with the unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this report.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Condensed income statement data for the three months ended June 30, 2010 and 2009 are included in the following table:

(in thousands except per share data and percentages)	Three Months ended June 30,
	2010	2009	Change	% Change
Revenues	$20,741	$20,121	$620	3%
Income from Operations	9,376	7,639	1,737	23%
Net Income	6,200	4,921	1,279	26%
Diluted Net Income Per Share	$0.90	$0.70	$0.20	29%

Further explanation for the quarter over quarter variances are described below.

Premium related income statement data for the three months ended June 30, 2010 and 2009 are included in the following table:

($ in thousands)	Three Months ended June 30,
	2010	2009	Change	% Change
Gross premiums written	$14,456	$14,682	$(226)	-2%

Premium ceded:
Current year	(517)	(513)	(4)	1%
Prior year	413	848	(435)	-51%
Net premiums ceded	(104)	335	(439)	-131%

Net premiums earned	$16,071	$16,825	$(754)	-4%

Gross Premiums Written

Gross premiums written decreased $226,000 (2%) to $14,456,000 for the three months ended June 30, 2010 from $14,682,000 for the three months ended June 30, 2009. The primary cause for this decrease was due to continued rate decreases on renewal business which, on average decreased 3% for the current quarter as a result of competitive pricing pressures and lower new written business of $693,000 for the current year quarter as compared to $741,000 of new business for the prior year quarter. Policyholder retention was approximately 92% for the quarter ended June 30, 2010. We anticipate that we will continue to experience competitive pricing pressures.

Premiums Ceded

Premiums ceded increased $439,000 (131%) to $(104,000) for the three months ended June 30, 2010 from $335,000 for the three months ended June 30, 2009. The reinsurance contracts we utilized from 2002 through 2008 were variable premium treaties that have various minimum and maximum rates. The actual premium rate is dependent upon the ultimate losses ceded to the reinsurer under the related treaty. The increase in premiums ceded of $439,000 is primarily the result of recognizing $413,000 in favorable development on these variable premium treaties during the current year quarter as compared to recognizing $848,000 in favorable development during the prior year quarter. The favorable development reflects reductions in our estimates of claim severity and loss experience as a result of claim closures at less than reserved amounts driven by better than expected trends in claims severity coupled with relatively stable payment patterns in the reinsurance layer. Effective January 1, 2009, we changed our reinsurance treaty such that we retained the first $1,000,000 of any loss occurrence. The 2009 reinsurance contract is a fixed-rated treaty and provides 100% coverage in excess of our retention of $1,000,000 with a $5,000,000 aggregate limit. The 2010 reinsurance agreement is a fixed-rated treaty and provides 100% coverage in excess of our retention of $750,000 up to $1,000,000 with an additional retention of 10% of claims for policy limits that are greater than $1,000,000 with no aggregate limit. We are retaining this additional risk in the reinsurance layer in order to lower our ceding costs based on decreases in claims. Due to the increased retention, the 2009 and 2010 ceded premium rates are lower which resulted in $517,000 in 2010 treaty year ceded premiums versus $513,000 for the same period in 2009. The 2009 and 2010 treaties provide us with coverage against large losses and multiple claims arising from a single event, as well as excess policy limit coverage. While we anticipate that the 2009 and 2010 treaties will reduce our ceded premiums as a percentage of direct premiums written, thus resulting in a relative increase in net premiums written and earned, the overall impact on earnings is uncertain as the frequency and severity of losses in future periods is not yet known.

Net Premiums Earned

Net premiums earned decreased by $754,000 (4%) to $16,071,000 from $16,825,000 for the three months ended June 30, 2010 as compared to the same period in 2009. Net earned premiums were lower primarily due to lower favorable development recognized on the 2002 through 2008 variable premium reinsurance treaties during the current quarter as compared to the prior year quarter as well as continued rate decreases and lower new business written.

Investment Income

Investment income statement data for the three months ended June 30, 2010 and 2009 are included in the following table:

($ in thousands)	Three Months Ended June 30,
	2010	2009	Change	% Change
Investment income:
Fixed Maturities	$2,306	$2,544	$(238)	-9%
Equity Securities	99	95	4	4%
Short-term investments and other	50	65	(15)	-23%
Finance charges on premiums receivable	24	26	(2)	-8%
Structured annuity	19	18	1	6%

Total investment income	$2,498	$2,748	$(250)	-9%

Investment expense	44	82	(38)	-46%

Net investment income	$2,454	$2,666	$(212)	-8%

Investment income, net of investment expenses, decreased by $212,000 (8%) to $2,454,000 from $2,666,000 for the three months ended June 30, 2010 as compared to the same period for 2009. The proceeds from the sale of approximately $17,288,000 of non-agency CMOs in 2009 and additional cash generated from operations have been reinvested generally in high quality investment grade fixed income securities with short maturity dates and lower yields. We shortened maturities to continue to focus on preservation of principal over yield during the economic crisis.  In addition, interest rates on money market funds continue to remain at historically low levels. This rebalancing of our fixed income investment portfolio resulted in a corresponding decrease in investment income for the three months ended June 30, 2010 as compared to the same period in 2009 even though our investment portfolio continues to grow.

Net Realized Capital Gains (Losses) and Other-Than-Temporary Impairments

Realized capital gains and losses income statement data for the three months ended June 30, 2010 and 2009 are included in the following table:

($ in thousands)	Three Months ended June 30,
	2010	2009	Change	% Change
Gross realized gains	$247	$122	$125	102%
Gross realized (losses)	(62)	(264)	202	77%
Other -than-temporary impairment (losses)	(59)	(1,100)	1,041	95%
Net realized gains (losses) and OTTI	$126	$(1,242)	$1,368	110%

Net realized capital gains and other-than-temporary impairments (“OTTI”) were $126,000 for the three months ended June 30, 2010, as compared to a net loss of $1,242,000 for the three months ended June 30, 2009. OTTI losses decreased $1,041,000 primarily due to the lower write-downs in OTTI for the current quarter as a result of our reduced position in non-agency CMOs and improved performance in the equity markets. The changes in realized gains and realized losses is attributable to lower trading activity for the three months ending June 30, 2010 as compared to the same period in 2009. In the first quarter of 2009 trading activity increased as we reduced our position in non-agency CMOs and selected equities which resulted in additional gains and losses.

Financial Services Revenues

Financial Services revenue for the three months ended June 30, 2010 and 2009 are included in the following table:

($ in thousands)	Three Months ended June 30,
	2010	2009	$ Change	% Change
Broker/dealer commissions	$1,804	$1,669	$135	8%
Bank debt/Trade claims	172	142	30	21%
Management fees and other	98	16	82	513%
Total financial services revenues	$2,074	$1,827	$247	14%

Our Financial Services revenue increased $247,000 (14%) for the three months ended June 30, 2010 compared to the same period in 2009. APS Financial, our broker-dealer, derives most of its revenue from transactions in the fixed income market, in both investment and non-investment grade securities. As the table above shows, commission revenue at APS Financial was up $135,000 (8%) for the three months ended June 30, 2010 compared to the same period in 2009 resulting primarily from the hiring of additional experienced brokers. Our bank debt/trade claim revenues increased $30,000 (21%) in the three months ended June 30, 2010 compared to the same period in 2009. This revenue stream is often irregular and generally is characterized by longer lead times to close a transaction compared to our traditional broker-dealer transactions. The increase in 2010 is due to a combination of an increase in bankruptcy default rates over the last twelve months as well as from a timing issue of closing these lengthy transactions. The $82,000 (513%) increase in management fees and other revenues is primarily the result of higher investment banking fees in the current period. Though we no longer actively seek investment banking business, we will on occasion participate in private placements if the right opportunity is presented to us, as was the case in the current period.

Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses for the three months ended June 30, 2010 and 2009 are included in the following table:

($ in thousands)	Three Months ended June 30,
	2010	2009	Change	% Change
Losses and loss adjustment expenses:
Current accident year	$13,309	$11,496	$1,813	16%
Prior accident years	(8,435)	(4,699)	(3,736)	80%
Calendar year	$4,874	$6,797	$(1,923)	-28%

Loss and loss adjustment expenses for the three months ended June 30, 2010 decreased by $1,923,000 (28%) to $4,874,000 from $6,797,000 for the three months ended June 30, 2009. The decrease of $1,923,000 is primarily the result of higher favorable development of $3,736,000 (80%) on prior year losses for the three months ended June 30, 2010 as compared to the same period in 2009. For the three months ended June 30, 2010, current accident year loss and loss adjustment expenses totaled $13,309,000, an increase of $1,813,000 (16%) over the prior current year comparable quarter. We increased the current accident year estimated losses based on 105 new claims reported during the current quarter for the 2010 accident year and the increase in loss exposures associated with the growth in policyholders at June 30, 2010; higher reinsurance retention levels; and our recent entry into new geographic markets with a shift to higher policy limits. Prior year losses developed favorably by $8,435,000 as a result of reductions in our estimates of claims severity, principally the 2002 and the 2006 through 2009 accident years, driven by closure of 108 claims during the period. For the three months ended June 30, 2009, current accident year loss and loss adjustment expenses were $11,496,000 based on 100 claims reported and a policyholder head count of 6,268 and there was $4,699,000 of favorable development on prior years’ claims. The favorable development experienced during these periods, is the result of better than expected trends in paid loss severity and a lower number of claims closed with indemnity than anticipated.  The positive effects of tort reform in Texas on average claim severity has resulted in continued favorable development of reserves and improved claim development patterns. During the quarter we continued to favorably settle a significant number of post-tort reform claims at below the reserved amounts. The historically low levels of reported claims in recent years would typically be indicative that those claims still being reported are of a more meritorious nature.  Accordingly, the actuarial projection of ultimate losses includes an assumption that those claims closed in future periods with damages should be increasing.  However, the trend of increasing paid claim frequency has not materialized.  As a result, the actuarial projection of ultimate losses pertaining to prior accident years has decreased, resulting in favorable prior year development.

Other Underwriting Expenses and Net Change in Deferred Acquisition Costs

Other underwriting expenses and net change in deferred acquisition costs for the three months ended June 30, 2010 and 2009 are included in the following table:

($ in thousands)	Three Months ended June 30,
	2010	2009	Change	% Change
Salaries and related benefits	$871	$926	$(55)	-6%
Commission expense	974	656	318	48%
Premium taxes	255	256	(1)	0%
Professional fees	82	84	(2)	-2%
Other expenses	347	588	(241)	-41%
Total other underwriting expenses	2,529	2,510	19	1%

Change in deferred acquisition costs	61	264	(203)	-77%
Total	$2,590	$2,774	$(184)	-7%

Other underwriting expenses increased by $19,000 (1%) to $2,529,000 from $2,510,000 for the three months ended June 30, 2010 as compared to the same period in 2009. Other underwriting expenses consist primarily of commissions to agents, premium taxes and other general underwriting expenses related to managing our Insurance Services segment. Salaries decreased $55,000 due to the departure of an officer of our Insurance Services division in July 2009. Those responsibilities were assumed by other employees of the segment. Commissions to agents increased $318,000 even though written premiums decreased due to certain policyholders paying the agents on a direct basis as opposed to API paying the agents during the 2009 quarter. Professional fees were incurred primarily for actuarial and accounting services. The net change in deferred acquisition costs, which is comprised of the change in deferred and amortized commissions paid to agents on new and renewal business and deferred and amortized premium taxes, decreased for three months ended June 30, 2010 by $203,000 to $61,000 from $264,000 for the comparable period in 2009 due to new costs capitalized exceeding the amortization of prior deferred expenses.

Financial Services Expenses

Financial Services expenses for the three months ended June 30, 2010 and 2009 are included in the following table:

($ in thousands)	Three Months ended June 30,
	2010	2009	$ Change	% Change
Broker Commissions	$1,200	$992	$208	21%
Payroll and Benefits	360	442	(82)	-19%
Information Services	140	115	25	22%
Legal and Professional Fees	442	53	389	734%
Other	221	145	76	52%
Total Financial Services Expenses	$2,363	$1,747	$616	35%

Our Financial Services expenses increased $616,000 (35%) for the three months ended June 30, 2010 compared to the same period in 2009. This increase is primarily due to a $389,000 (734%) increase in legal and professional fees which is primarily the result of fees related to ongoing legal disputes and regulatory enforcement activities. See Note 12 to our Consolidated Financial Statements contained herein for more information.  In addition, broker commissions were $208,000 (21%) higher in the current period as a result of higher commission revenues mentioned above. Information services increased $25,000 (22%) in the three months ended June 30, 2010 compared to the same period in 2009 as a result of an increase in the number of brokers. Partially offsetting these expense increases was an $82,000 (19%) decrease in payroll and benefits in the three months ended June 30, 2010 compared to the same period in 2009. These cuts were a continuation of the cost reductions begun in 2008.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2010 and 2009 are included in the following table:

($ in thousands)	Three Months Ended June 30,
	2010	2009	$ Change	% Change
Payroll and Benefits	$408	$397	$11	3%
Incentive Compensation	463	300	163	54%
Board Compensation and Fees	128	108	20	19%
Options and Other Compensation	20	18	2	11%
Legal and Professional Fees	333	152	181	119%
Interest and Dividends	73	80	(7)	-9%
Other	113	109	4	4%
Total General & Administrative Expenses	$1,538	$1,164	$375	32%

General and administrative expenses for the three months ended June 30, 2010 increased $375,000 (32%) compared to the same period in 2009. Legal and professional fees increased $181,000 (119%) due to fees associated with one-time projects. Incentive compensation expenses increased $163,000 (54%) for the three months ended June 30, 2010 compared to the same period in 2009 due to accruals for cash incentive compensation in lieu of deferred stock awards for 2010. Payroll and benefits increased $11,000 (3%) in the current period due to normal annual merit raises. In addition, board compensation costs increased $20,000 (19%) in the current three month period due in part to annual committee chair stipends as well as an increase in the number of board-related meetings in the current period. Partially offsetting these expense increases was a $7,000 (9%) decrease in interest and dividends in the current quarter as a result of lower interest expense on a lower balance for our mandatorily redeemable preferred stock.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Condensed income statement data for the six months ended June 30, 2010 and 2009 are included in the following table:

(in thousands except per share data and percentages)	Six Months ended June 30,
	2010	2009	Change	% Change
Revenues	$40,756	$39,352	$1,404	4%
Income from Operations	16,228	14,857	1,371	9%
Net Income	10,728	9,651	1,077	11%
Diluted Net Income Per Share	$1.54	$1.36	$0.18	13%

Further explanation for the six months over six months variances are described below.

Premium related income statement data for the six months ended June 30, 2010 and 2009 are included in the following table:

($ in thousands)	Six Months ended June 30,
	2010	2009	Change	% Change
Gross premiums written	$33,080	$32,222	$858	3%

Premium ceded:
Current year	(1,030)	(1,017)	(13)	1%
Prior year	777	1,680	(903)	-54%
Net premiums ceded	(253)	663	(916)	-138%

Net premiums earned	$32,180	$33,282	$(1,102)	-3%

Gross Premiums Written

Gross premiums and maintenance fees written increased $858,000 (3%) to $33,080,000 for the six months ended June 30, 2010 from $32,222,000 for the six months ended June 30, 2009 primarily due to the increase of policyholders. API increased its number of policyholders to 6,783 at June 30, 2010 from 6,268 at June 30, 2009. Included in the 6,783 policyholder headcount were a number of physician groups written which also included coverage for other healthcare providers including physician extenders and other clinical support staff. Due to a much lower risk profile, the premiums for these additional clinical support personnel are substantially lower than the premiums charged to physicians. New written business was approximately $3,564,000 for the current year six months as compared to $4,823,000 of new business for the prior year six months. Partially offsetting premium increases were continuing rate decreases which averaged 3% for the current six months as compared to average rate decreases of 6% for the first six months of 2009 as a result of competitive pricing pressures. Policyholder retention continued to be strong at approximately 91% for the six months ended June 30, 2010.

Premiums Ceded

Premiums ceded expenses increased $916,000 from $663,000 for the six months ended June 30, 2009 to $(253,000) for the six months ended June 30, 2010. The increase was primarily the result of lower prior year development under the 2002 through 2008 reinsurance treaties. The reinsurance contracts we utilized from 2002 through 2008 are variable premium treaties that have various minimum and maximum rates. The actual premium rate is dependent upon the ultimate losses ceded to the reinsurer under the related treaty. We recognized $777,000 in favorable prior year development for the current six month period as compared to recognizing $1,680,000 in favorable development in the 2009 six month period under these treaties driven by better than expected trends in claims severity coupled with relatively stable payment patterns in the reinsurance layer. Current year reinsurance premiums increased $13,000 (1%) to $1,030,000 for the six months ended June 30, 2010 as compared to $1,017,000 for the comparable period in 2009. Effective January 1, 2009, we changed our reinsurance treaty such that we retained the first $1,000,000 of any loss occurrence. The 2010 reinsurance agreement provides for us to retain the first $750,000 of any loss occurrence. The 2009 and 2010 treaties are fixed-rate as opposed to the reinsurance contracts we utilized from 2002 through 2008 which were variable premium treaties. While we anticipate that the 2009 and 2010 treaties will reduce our ceded premiums as a percentage of direct premiums written, thus resulting in a relative increase in net premiums written and earned, the overall impact on earnings is uncertain as the frequency and severity of losses in future periods is not yet known.

Net Premiums Earned

Net premiums and maintenance fees earned decreased by $1,102,000 (3%) to $32,180,000 from $33,282,000 for the six months ended June 30, 2010 as compared to June 30, 2009. The decrease in net earned premiums and maintenance fees was primarily due to lower favorable development recognized on the 2002 through 2008 variable premium reinsurance treaties during the six month period as compared to the prior year comparable period. We recognized $777,000 and $1,680,000 in favorable reinsurance development for the six month periods ended June 30, 2010 and 2009, respectively. The increase in gross written premiums will be recognized in future periods as they earn out over the term of the policies.

Investment Income

Investment income statement data for the six months ended June 30, 2010 and 2009 are included in the following table:

($ in thousands)	Six Months Ended June 30,
	2010	2009	Change	% Change
Investment income:
Fixed Maturities	$4,663	$4,930	$(267)	-5%
Equity Securities	195	179	16	9%
Short-term investments and other	89	151	(62)	-41%
Finance charges on premiums receivable	57	61	(4)	-7%
Structured annuity	37	36	1	3%

Total investment income	$5,041	$5,357	$(316)	-6%

Investment expense	87	140	(53)	-38%

Net investment income	$4,954	$5,217	$(263)	-5%

Investment income, net of investment expenses, decreased by $263,000 (5%) to $4,954,000 from $5,217,000 for the six months ended June 30, 2010 as compared to the same period for 2009. The proceeds from the sale of approximately $17,288,000 of non-agency CMOs in 2009 and additional cash generated from operations have been reinvested generally in high quality investment grade fixed income securities with short maturity dates and lower yields. We shortened maturities to continue to focus on preservation of principal over yield during the current economic crisis.  In addition, interest rates on money market funds continue to remain at historically low levels. This rebalancing of our fixed income investment portfolio resulted in a corresponding decrease in investment income for the six months ended June 30, 2010 as compared to the same period in 2009 even though our investment portfolio continues to grow.

Net Realized Capital Gains (Losses) and Other-Than-Temporary Impairments

Realized capital gains and losses income statement data for the six months ended June 30, 2010 and 2009 are included in the following table:

($ in thousands)	Six Months ended June 30,
	2010	2009	Change	% Change
Gross realized gains	$335	$366	$(31)	-8%
Gross realized (losses)	(199)	(883)	684	77%
Other -than-temporary impairment (losses)	(100)	(2,007)	1,907	95%
Net realized gains (losses) and OTTI	$36	$(2,524)	$2,560	101%

Net realized capital gains were $36,000 for the six months ended June 30, 2010 as compared to net capital losses of $2,524,000 for the six months ended June 30, 2009. Net realized losses decreased primarily as a result of lower OTTI losses incurred in our investments in non-agency CMOs for the six months ended June 30, 2010 as compared to the same period in 2009. The $100,000 of OTTI for the six months ended June 30, 2010 is related to the write-down based on our intent to sell our entire non-agency CMO portfolio.  Provided we can obtain an appropriate price on these securities, we will further reduce our exposure to continued deterioration of the housing sector.

Financial Services Revenues

Financial Services revenue for the six months ended June 30, 2010 and 2009 are included in the following table:

($ in thousands)	Six Months ended June 30,
	2010	2009	$ Change	% Change
Broker/dealer commissions	$3,041	$3,100	$(59)	-2%
Bank debt/Trade claims	350	142	208	146%
Management fees and other	123	33	90	273%
Total financial services revenues	$3,514	$3,275	$239	7%

Our Financial Services revenue for the six months ended June 30, 2010 increased $239,000 (7%) compared to the same period in 2009. APS Financial, our broker-dealer subsidiary, derives most of its revenue from transactions in the fixed income market, in both investment and non-investment grade securities. As the table above shows, commission revenue at APS Financial was down 59,000 (2%) for the six months ended June 30, 2010 compared to the same period in 2009 primarily as a result of a lower trading activity in the first quarter of 2010. Our bank debt and trade claim revenues were higher by $208,000 (146%) for the six months ended June 30, 2010 compared to the same period in 2009. While this line of business is irregular with longer lead times to close a transaction than our traditional broker-dealer transactions, the increase is due to more than just timing differences. An increase in bankruptcies resulting from the economic downturn has resulted in increased product availability and greater opportunity to broker deals. Our management fees and other revenue, which includes investment banking fees, increased $90,000 (273%). Though we no longer actively seek investment banking business, we will on occasion participate in private placements if the right opportunity is presented to us, as was the case in 2010.

Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses for the six months ended June 30, 2010 and 2009 are included in the following table:

($ in thousands)	Six Months ended June 30,
	2010	2009	Change	% Change
Losses and loss adjustment expenses:
Current accident year	$24,558	$22,516	$2,042	9%
Prior accident years	(12,743)	(9,598)	(3,145)	33%
Calendar year	$11,815	$12,918	$(1,103)	-9%

Loss and loss adjustment expenses for the six months ended June 30, 2010 decreased by $1,103,000 (9%) to $11,815,000 from $12,918,000 for the six months ended June 30, 2009. We increased the current accident year loss and loss adjustment expenses by $2,042,000 or 9% to $24,558,000 as compared to $22,516,000 for the 2009 period. This increase was based on continued growth in loss exposures of an additional 515 policyholders from 6,268 at June 30, 2009 to 6,783 at June 30, 2010; higher reinsurance retention levels; and our recent entry into new geographic markets with a shift to higher policy limits. In addition, our prior year’s positive claim development increased by $3,145,000 from $9,598,000 of favorable development for the six months ended June 30, 2009 to $12,743,000 of favorable development for the current year six month period. The favorable development experienced during these periods, is the result of better than expected trends in paid loss severity and a lower number of claims closed with indemnity payments than anticipated. We also continue to reserve at the upper end of the reserve range, in all periods including the current accident year.

Other Underwriting Expenses and Net Change in Deferred Acquisition Costs

Other underwriting expenses and net change in deferred acquisition costs for the six months ended June 30, 2010 and 2009 are included in the following table:

($ in thousands)	Six Months ended June 30,
	2010	2009	Change	% Change
Salaries and related benefits	$1,811	$1,776	$35	2%
Commission expense	2,223	2,015	208	10%
Premium taxes	571	540	31	6%
Professional fees	154	156	(2)	-1%
Other expenses	929	1,244	(315)	-25%
Total other underwriting expenses	5,688	5,731	(43)	-1%

Change in deferred acquisition costs	(34)	83	(117)	-141%
Total	$5,654	$5,814	$(160)	-3%

Other underwriting expenses decreased by $43,000 (1%) to $5,688,000 for the six months ended June 30, 2010 from $5,731,000 for the six months ended June 30, 2009. Other underwriting expenses consist primarily of commissions to agents, premium taxes and other general underwriting expenses related to managing our Insurance Services segment. Salaries increased $35,000 due to the addition of sales personnel and merit pay increases. Commissions to agents and premium taxes increased by $208,000 for the six months ended June 30, 2010 as compared to the prior year six month period due to increased premiums written and higher commission rates paid on new business than renewal business. Premium taxes increased $31,000 due to increased premiums written. Other expenses decreased based on reductions in various expense categories such as lower travel and entertainment, printing, office supplies and recruiting expenses. The net change in deferred acquisition costs, which is comprised of the change in deferred and amortized commissions paid to agents on new and renewal business and deferred and amortized premium taxes, decreased for the six months ended June 30, 2010 by $117,000 to $(34,000) from $83,000 for the comparable period in 2009 due to new costs capitalized exceeding the amortization of prior deferred expenses.

Financial Services Expenses

Financial Services expenses for the six months ended June 30, 2010 and 2009 are included in the following table:

($ in thousands)	Six Months ended June 30,
	2010	2009	$ Change	% Change
Broker Commissions	$1,997	$1,765	$232	13%
Payroll and Benefits	738	951	(213)	-22%
Information Services	273	224	49	22%
Legal and Professional Fees	629	128	501	391%
Other	418	307	111	36%
Total Financial Services Expenses	$4,055	$3,375	$680	20%

Our Financial Services expenses increased $680,000 (20%) for the six months ended June 30, 2010 compared to the same period in 2009. The primary reason for this current year increase is a $501,000 (391%) increase in legal and professional fees. This increase is due to fees associated to ongoing legal and regulatory disputes. See Note 12 to our Consolidated Financial Statements contained herein for more information. Broker commission expenses increased $232,000 (13%) in the six months ended June 30, 2010 compared to the same period in 2009 as a result of the increase in commission revenues associated with our bank debt/trade claims division mentioned above. In addition, brokers were hired during the past several months with higher percentage commission structures. Higher commission rates can be paid to contract brokers since the overhead associated with their employment is considerably lower than those costs required for employee brokers. Partially offsetting these expense increases is a $213,000 (22%) decrease in payroll and benefits. This decrease in the result of ongoing cost cutting measures implemented beginning in 2008.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2010 and 2009 are included in the following table:

($ in thousands)	Six Months Ended June 30,
	2010	2009	$ Change	% Change
Payroll and Benefits	$841	$830	$11	1%
Incentive Compensation	974	524	450	86%
Board Compensation and Fees	250	316	(66)	-21%
Options and Other Compensation	41	44	(3)	-7%
Legal and Professional Fees	484	255	229	90%
Interest and Dividends	157	178	(21)	-12%
Other	257	241	16	7%
Total General & Administrative Expenses	$3,004	$2,388	$617	26%

General and administrative expenses increased $617,000 (26%) for the six months ended June 30, 2010 compared to the same period in 2009. Incentive compensation expenses increased $450,000 (86%) for the six months ended June 30, 2010 compared to the same period in 2009 due to accruals for cash incentive compensation to be paid in lieu of deferred stock for 2010. Legal and professional fees increased $229,000 (90%) due to fees associated with one-time projects. Partially offsetting these increases was a $66,000 (21%) decrease in board compensation costs due primarily to lower stock options expense associated with members of the board of directors as the larger stock grants resulting from the acquisition of our insurance subsidiary became fully vested and thus fully expensed in 2009.  Also, interest and dividends were $21,000 (12%) lower in the current period as a result of lower interest expense on a lower balance for mandatorily redeemable preferred stock.

Liquidity and Capital Resources

The primary sources of our liquidity for the six months ended June 30, 2010 were funds provided by insurance premiums collected, net investment income, recoveries from reinsurers and proceeds from the maturity and sale of invested assets. The primary uses of cash are losses from insurance claims, loss adjustment expenses, operating expenses, the acquisition of invested and fixed assets, reinsurance premiums, stock repurchases and dividends to shareholders.

Cash Flows. Our total cash and cash equivalents balance at June 30, 2010 was $15,781,000, a decrease of $2,496,000 (14%) in the current six month period as net cash provided by operating activities was primarily utilized to increase our investment portfolio. Our cash flows provided by operating activities totaled $10,862,000 at June 30, 2010 on the strength of $10,728,000 in net income. Our Insurance Services segment generated the bulk of the cash received from operating activities, the result of increased premium receipts and decreased claims payouts. Our cash flows used in investing activities totaled $8,252,000 in the current six month period primarily as a result of purchases of available-for-sale fixed maturity and equity securities in excess of proceeds from the sale of these securities. Cash used in financing activities totaled $5,106,000 for the six months ended June 30, 2010 primarily as a result of a cash dividend to shareholders, preferred share redemptions and repurchases of our common stock under our share repurchase program. For details of the amounts described above, refer to the Consolidated Statements of Cash Flows of this Form 10-Q.

Historically, we have maintained a strong liquidity position and, as a result, we have been able to satisfy our operational and capital expenditure requirements with cash generated from our operating and investing activities. These same sources of funds have also allowed us to pursue investment and expansion opportunities consistent with our growth plans. Although there can be no assurance our operating activities will provide positive cash flow in the future, we are optimistic that our working capital requirements will be met for the foreseeable future because our current cash position is very strong, with a balance of approximately $15,781,000, and a large portion of our approximate $248,038,000 investment portfolio is in short-term, highly liquid bonds and other fixed income securities.

Capital Expenditures. In April 2007 we entered into a contract with a vendor to provide us with and implement an integrated policy and claims administration system. The total capitalized expenditures for the project are anticipated to be approximately $2,400,000. Our capital expenditures for the six months ended June 30, 2010 were $133,000 of which $76,000 were related to this software installation. We have capitalized a total of $1,953,000 since the inception of this project through June 30, 2010. We expect to incur additional capitalized expenditures of approximately $447,000 for the remainder of this project, which are expected to be funded from cash on hand over the remainder of 2010.

Restrictions on Dividends by API. In addition to restrictions on dividends and distributions applicable to all Texas stock insurance companies, for so long as any Series A redeemable preferred stock is outstanding, the Texas Department of Insurance prohibits API from paying dividends to us in any calendar year unless and until we have complied with our redemption and dividend payment obligations to the holders of our Series A redeemable preferred stock for that year. Our agreement with the Texas Department of Insurance also provides that, until all of the Series A redeemable preferred stock has been fully redeemed and all dividends have paid, API will not make aggregate annual dividends to us with respect to API’s capital stock in excess of the lesser of 10% of API’s prior year-end policyholder statutory surplus or API’s prior year statutory net income, and in no event may such distributions exceed API’s statutory earned surplus. Accordingly our subsidiaries may not be able to pay funds to us and, even if paid such funds may not be sufficient to enable us to meet our obligations. The dividend restriction for 2008 and 2009, based on 10% of API’s prior year ended statutory surplus, was $7,717,000 and $8,804,000, respectively, and for those respective years dividends paid to us were $7,377,000 and $8,804,000. For 2010, the anticipated dividend restriction is $10,324,000 based on 10% of 2009 year-end statutory surplus and, through June 30, 2010, $6,175,000 of dividends have been paid to us.

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

Cash and cash equivalents and invested assets totaled $263,819,000 and $259,338,000 at June 30, 2010 and December 31, 2009, respectively. Cash and cash equivalents and invested assets represent 86% and 87% of our total assets for the same respective periods. We believe that a majority of our short-term and fixed maturity securities are readily marketable, and that our invested assets have scheduled maturities in line with our projected cash needs.

Reinsurance recoverables decreased by $2,307,000 (26%) to $6,590,000 at June 30, 2010 from $8,897,000 primarily as a result of increased retention levels in our 2009 and 2010 reinsurance contracts as discussed in Note 8 to the consolidated financial statements included herein.

In addition to an adjustment to premiums ceded, estimates of ultimate reinsurance ceded premium amounts compared to the amounts paid on a provisional basis give rise to a balance sheet asset classified as “Other Amounts Receivable Under Reinsurance Contracts” or a balance sheet liability classified as “Funds Held Under Reinsurance Treaties.” Furthermore, each retrospective treaty requires a 24 or 36 month holding period before any premium adjustments or cash can be returned or paid. The ultimate settlement amount is not determined until all losses have been settled under the respective treaties. As of June 30, 2010, we have recorded a balance sheet liability, “Funds Held Under Reinsurance Treaties” of $2,700,000, which represent the differences between the estimates of ultimate reinsurance premiums ceded amounts for the 2002 through 2008 treaty years as compared to the amounts paid on a provisional basis.

Federal income tax receivable increased $1,861,000 to $2,484,000 at June 30, 2010 from $623,000 at December 31, 2009. The increase reflects payments for 2010 taxes in excess of our current accrued tax liability, and amounts due for a bad debt deduction related to credit impairments on certain non-agency CMOs.

Deferred tax assets decreased $527,000 (9%) to $5,488,000 at June 30, 2010 from $6,015,000 at December 31, 2009 primarily due to an increase in the tax effect of net unrealized gains in our investment portfolio. The change in unrealized gains, net of losses was primarily due to improvements in market conditions.

Other assets increased $2,805,000 (195%) to $4,237,000 at June 30, 2010 from $1,432,000 at December 31, 2009. The increase is primarily due to the sale of $2,900,000 of securities at the end of June but which did not settle until July 2010. Until cash is received, these transactions are treated as securities receivable and included in other assets for presentation purposes.

Trade payables increased $1,828,000 (1,945%) to $1,922,000 at June 30, 2010 from $94,000 at December 31, 2009 due to the purchase of available-for-sale securities at the end of June but which did not settle until early July 2010.

Accrued expenses and other liabilities decreased $647,000 (10%) to $5,724,000 at June 30, 2010 from $6,371,000 at December 31, 2009, primarily as a result of payment of accrued 2009 incentive compensation in March 2010 in excess of additional accruals for 2010 incentive compensation.

Adoption of Recent Accounting Pronouncements

The effects of new accounting pronouncements are described in Note 3 to the unaudited consolidated financial statements included elsewhere in this report. Such information is incorporated herein by reference.

Off Balance Sheet Arrangements

There were no off-balance sheet arrangements as of June 30, 2010.

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

We invest our assets primarily in fixed maturity securities, which as of June 30, 2010 and December 31, 2009 comprised approximately 89% and 87%, respectively, of total investments, including unrestricted cash balances, at market value. As of June 30, 2010 and December 31, 2009, the fair value of investments in fixed maturity securities was $235,401,000 and $226,583,000, respectively. The increase in fixed income maturities is primarily the result of the purchase of additional fixed maturity securities through cash received from operations. Our intent is to continue to focus on preservation of principal over yield during the current economic crisis.

The fixed income maturities consist predominately of investment grade U.S. government agency and non-agency CMOs and U.S. government agency mortgage-backed bonds for the purpose of generating ample cash flow to meet claim funding requirements while maintaining a reasonable investment yield.

We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade quality in the fixed income securities we purchase. At June 30, 2010 and at December 31, 2009, substantially all of our fixed income portfolio consisted of investment grade securities. We believe that this concentration of investment grade securities limits our exposure to credit risk on our fixed income investments. The financial environment globally and in the United States has recently experienced significant volatility. While we experienced recent increases in the fair market value of our investment portfolio, our investment holdings have been affected by these current poor economic conditions and recent changes in the financial and credit markets, and we rely on the investment income produced by our investment portfolio to contribute to our profitability. Future changes in interest rates and credit quality caused by a continued market downturn will likely result in fluctuations in the income derived from, the valuation of, and in the case of declines in credit quality, payment defaults on, our fixed maturities securities, which could have a material adverse affect on our financial condition, liquidity or results of operations.

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

The value of the fixed income maturities are also subject to interest rate risk. As market interest rates decrease, the fair value of our fixed maturity portfolio increases with the opposite holding true in rising interest rate environments. All of our fixed maturities securities are designated as available-for-sale and, accordingly, are presented at fair value on our balance sheets. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. We believe we are in a position to hold our fixed income investments until maturity if we elect to do so.

Changes in interest rates as well as continued market instability due to a prolonged economic crisis continue to have an impact in our Financial Services segment. The general level of interest rates may trend higher or lower in 2010 and this move may impact our level of business in different fixed income sectors. Since revenues are primarily recorded as commissions earned on the trading of fixed income securities, a volatile interest rate environment or continued poor economic conditions in 2010 could lead to investor uncertainty and an unwillingness to invest, thus negatively affecting our commission revenues.

Equity securities comprised approximately 4% and 5% of total investments, including unrestricted cash, at market value as of June 30, 2010 and December 31, 2009, respectively. As of June 30, 2010 and December 31, 2009, the fair value of investments in equity securities was $10,934,000 and $12,944,000, respectively.

Equity securities are subject to equity price risk, which is defined as the potential for loss in market value due to a decline in equity prices. The value of common stock equity investments is dependent upon the general conditions in the securities markets and the business and financial performance of the individual companies in the portfolio. Values are typically based on future economic prospects as perceived by investors in the equity markets. We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that such declines in the fair value of such assets below our accounting basis are other-than-temporary. We did not record any write-downs on equity securities for the six months ended June 30, 2010 as a result of these equities having OTTI.

The remainder of the investment portfolio consists of cash, money market funds and highly liquid short-term investments.

As mentioned above, our invested assets are subject to interest rate risk and equity price risk. The following table presents the effect as of June 30, 2010 on current estimated fair values of the fixed maturity securities available-for-sale and equity securities assuming a 100-basis point (1%) increase in market interest rates and a 10% decline in equity prices.

	Carrying Value	Estimated Fair Value at Current Market Rates/Prices	Estimated Fair Value at Adjusted Market Rates/Prices (1)
		(in thousands)
Interest rate risk:
Fixed maturities available-for-sale	$235,401	$235,401	$228,873
Equity price risk:
Equity securities	$10,934	$10,934	$9,841

(1) Adjusted rates assume a 1% increase in market rates for fixed rate securities and a 10% decline in equity market values.

For all our financial assets and liabilities, we seek to maintain reasonable average durations, consistent with maximizing income, without sacrificing investment quality and providing for liquidity and diversification.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2010.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are involved in various claims, legal actions and regulatory inquiries that have arisen out of the conduct of our business.  See a further discussion of litigation matters in Note 12 of the Notes to our unaudited Consolidated Financial Statements contained herein.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are inapplicable.

(c)  Stock Repurchases for the three months ended June 30, 2010:

Period	Total Number of shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May yet be Purchased under the Plans or Programs (2)
April 2010	-	$-	-	$2,374,000
May 2010	55,578	$23.44	55,578	$1,072,000
June 2010	23,122	$23.04	23,122	$5,539,000

(1)    All of the shares were purchased in open market transactions.

(2)    Our original $2,000,000 stock repurchase program was announced August 17, 2004 and was increased on seven subsequent occasions, most recently increased by $5,000,000 on June 3, 2010. As of June 30, 2010, we had a maximum dollar value of $5,539,000 remaining for the future purchase of shares under the stock repurchase program.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

On July 29, 2010, APS Financial and its parent, APS Investment Services, Inc. (“APS Investment Services”), entered into an agreement with an unaffiliated broker-dealer pursuant to which the unaffiliated broker-dealer agreed to hire most of APS Financial’s employees and assume certain contractual obligations of APS Financial.  In return, APS Financial and APS Investment Services will receive certain payments tied to the contractual obligations assumed and the unaffiliated broker-dealer’s future financial performance, and APS Financial plans to cease operations as a broker-dealer.

Prior to entering into this transaction, we had made a preliminary decision to exit our Financial Services business and had been actively marketing the segment for sale.  That decision was based on the weak financial performance of our Financial Services business in recent years and concerns that a return to materially improved, sustained financial performance would require more capital than could be produced from the Financial Services segment’s operations.  We also plan to discontinue the day-to–day operations of our bank debt and trade claim subsidiary, APS Capital Corp.  Our remaining Financial Services subsidiary, APS Asset Management, Inc., will continue to operate until it can be sold or appropriately discontinued.

The cessation of operations of our Financial Services business is not expected to have a material effect on our consolidated financial position, results of operation or cash flows.

ITEM 6.  EXHIBITS

10.1*

Deferred Compensation Master Plan (as amended and restated) (1)

10.2*

Form of Indemnification Agreement between American Physicians Service Group, Inc. and each of the following named executive officers and directors of American Physicians Service Group, Inc. (1):

Kenneth S. Shifrin
Timothy L. LaFrey
Marc J. Zimmermann
Norris C. Knight, Jr., M.D.
Lew N. Little, Jr.
Jackie Majors
William J. Peche, M.D.
William A. Searles
Cheryl Williams

10.3*

Executive Employment Agreement between American Physicians Service Group, Inc. and Kenneth S. Shifrin (1)

10.4*

Executive Employment Agreement between American Physicians Service Group, Inc. and Timothy L. LaFrey (1)

10.5*

Executive Employment Agreement between American Physicians Service Group, Inc. and Marc J. Zimmermann (1)

31.1

Section 302 Certification of Chief Executive Officer (1)

31.2

Section 302 Certification of Chief Financial Officer (1)

32.1

Section 906 Certification of Chief Executive Officer (1)

32.2

Section 906 Certification of Chief Financial Officer (1)

99.1

Investment Holdings Listing as of June 30, 2010 (1)

____________

(*)

Denotes Executive Compensation plans and arrangements.

(1)

Filed herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Physicians Service Group, Inc.

Date: August 3, 2010	/s/ Marc J. Zimmermann
Marc J. Zimmermann, Chief Financial Officer