Form 10-Q
period 2010-09-30
AMERICAN PHYSICIANS SERVICE GROUP INC
filed 2010-11-03
CIK 724024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-Q

☑	Quarterly Report Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended September 30, 2010
or
☐	Transition Report Pursuant to Sections 13 or 15(d) of the Securities and Exchange Act of 1934 For the transition period from __________ to __________

Commission File Number 001-31434

AMERICAN PHYSICIANS SERVICE GROUP, INC.

(Exact name of registrant as specified in its charter)

Texas	75-1458323
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification No.)

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
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class Common Stock, $.10 par value	Number of Shares Outstanding At November 1, 2010 6,827,481

AMERICAN PHYSICIANS SERVICE GROUP, INC.

Table of Contents to Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2010

PART 1

FINANCIAL INFORMATION

AMERICAN PHYSICIANS SERVICE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands)	September 30,	December 31,
	2010	2009
Assets	(Unaudited)

Investments:
Fixed maturities available for sale, at fair value	$241,112	$226,583
Equity securities available for sale, at fair value	10,835	12,944
Other invested assets	1,590	1,534
Total investments	253,537	241,061

Cash and cash equivalents	15,330	18,277
Accrued investment income	1,824	1,700
Premiums receivable	16,817	15,678
Reinsurance recoverables on paid and unpaid loss and loss adjustment expenses	6,416	8,897
Other amounts receivable under reinsurance contracts	-	785
Deferred policy acquisition costs	2,426	2,335
Income tax receivable	4,178	623
Deferred tax assets	3,117	6,015
Property and equipment, net	378	406
Intangible assets	2,527	2,563
Other assets	1,320	1,432

Total assets	$307,870	$299,772

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)
	September 30,	December 31,
	2010	2009
Liabilities	(Unaudited)

Reserve for loss and loss adjustment expense	$85,842	$88,668
Unearned premiums	38,385	36,341
Reinsurance premiums payable	29	30
Funds held under reinsurance treaties	2,410	2,379
Trade payables	2,116	94
Accrued expenses and other liabilities	5,255	6,371
Mandatorily redeemable preferred stock	-	6,679

Total liabilities	134,037	140,562

Commitments and contingencies

Shareholders' Equity

Common stock, $0.10 par value, 20,000,000 shares authorized, 6,827,481 and 6,876,215 issued and outstanding at September 30, 2010 and December 31, 2009	683	688
Additional paid-in capital	81,915	81,784
Accumulated other comprehensive income	7,570	5,345
Retained earnings	83,665	71,393

Total shareholders' equity	173,833	159,210

Total liabilities & shareholders' equity	$307,870	$299,772

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUES

Gross premiums written	$17,782	$21,446	$50,862	$53,668
Premiums ceded	(243)	676	(496)	1,339
Change in unearned premiums	(1,397)	(4,527)	(2,044)	(4,130)

Net premiums earned	16,142	17,595	48,322	50,877

Investment income, net of investment expense	2,268	2,351	6,989	7,358
Realized capital gains (losses), net	347	150	526	(352)
Other-than-temporary impairments	(457)	(238)	(557)	(2,245)
Other revenue	33	70	105	172

Total revenues	18,333	19,928	55,385	55,810

EXPENSES

Losses and loss adjustment expenses	4,228	6,421	16,043	19,339
Other underwriting expenses	2,804	3,079	8,541	8,866
Change in deferred policy acquisition costs	(57)	(331)	(91)	(248)
General and administrative expenses	2,864	1,358	5,914	3,788

Total expenses	9,839	10,527	30,407	31,745

Income from continuing operations	8,494	9,401	24,978	24,065

Income tax expense	3,392	3,139	8,981	8,270

Net income from continuing operations	5,102	6,262	15,997	15,795

Net income (loss) from discontinued operations, net of tax	(200)	180	(367)	298

Net income	$4,902	$6,442	$15,630	$16,093

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in thousands, except share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income per common share

Basic:
Income from continuing operations	$0.75	$0.91	$2.35	$2.28
Income (loss) from discontinued operations	(0.03)	0.02	(0.06)	0.04
Net Income	$0.72	$0.93	$2.29	$2.32

Diluted:
Income from continuing operations	$0.74	$0.90	$2.30	$2.23
Income (loss) from discontinued operations	(0.03)	0.02	(0.05)	0.05
Net Income	$0.71	$0.92	$2.25	$2.28

Basic weighted average shares outstanding	6,782	6,891	6,817	6,936

Diluted weighted average shares outstanding	6,936	6,989	6,950	7,073

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Nine Months ended September 30, 2010
(Unaudited)

(In thousands, except share amounts)
						Accumulated
			Additional			Other		Total
	Shares	Common	Paid-In	Retained	Comprehensive	Comprehensive	Treasury	Shareholders'
	Outstanding	Stock	Capital	Earnings	Income	Income	Stock	Equity
Balance December 31, 2009	6,876,215	$688	$81,784	$71,393		$5,345	$-	$159,210
Comprehensive income:
Net income	-	-	-	15,630	15,630	-	-	15,630

Other comprehensive income, net of tax:
Unrealized gain on securities, (net of reclassification adjustment)	-	-	-	-	2,225	2,225	-	2,225
Comprehensive income:					$17,855
Stock options expensed	-	-	365	-		-	-	365
Stock options exercised- proceeds	57,000	6	693	-		-	-	699
Stock options exercised- exchanged	14,900	1	198	-		-	-	199
Tax benefit from exercise of stock options	-	-	314	-		-	-	314
Treasury stock purchases	-	-	-	-		-	(2,797)	(2,797)
Cancelled treasury stock - purchased	(111,196)	(11)	(1,327)	(1,219)		-	2,557	-
Cancelled treasury stock - exchanged	(9,438)	(1)	(112)	(127)		-	240	(0)
Dividends paid	-	-	-	(2,011)		-	-	(2,011)
Balance September 30, 2010	6,827,481	$683	$81,915	$83,665		$7,570	$-	$173,833

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

AMERICAN PHYSICIANS SERVICE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net Income	$15,630	$16,093
Adjustments to reconcile net income to cash provided by operating activities:
Amortization and accretion of investments	840	(127)
Depreciation and amortization	317	549
Realized (gains) losses on investments	(526)	357
Other than temporary impairments	557	2,245
Change in deferred acquisition costs	(91)	(248)
Common stock awarded	-	45
Stock options expensed	365	359
Deferred income tax benefit	1,700	994
Excess tax benefits from stock-based compensation	(314)	(206)
Other non-cash items	-	(13)
Changes in operating assets and liabilities,
Premium receivables, net	(1,139)	(2,249)
Other amounts receivable under reinsurance contracts	785	1,310
Reinsurance recoverables on unpaid and paid loss expenses	2,481	3,943
Funds held under reinsurance treaties	31	(723)
Reserve for losses and loss adjustment expenses	(2,826)	(748)
Unearned premiums	2,044	4,131
Other receivables and assets	(12)	261
Federal income tax receivable/payable	(3,241)	(2,259)
Accrued expenses and other liabilities	26	(1,011)
Net cash provided by operating activities	16,627	22,703

Cash flows used in investing activities:
Capital expenditures	(251)	(242)
Proceeds from the sale and maturities of available-for-sale equity and fixed maturity securities	52,868	86,081
Purchase of available-for-sale equity and fixed maturity securities	(61,331)	(107,798)
Collection of notes receivable and other	-	125
Net cash used in investing activities	(8,714)	(21,834)

Cash flows used in financing activities:
Excess tax benefits from stock-based compensation	314	206
Exercise of stock options	699	-
Repurchases of common stock	(2,557)	(3,218)
Dividend paid	(2,011)	(2,028)
Preferred stock redemption	(7,305)	(1,209)
Net cash used in financing activities	(10,860)	(6,249)

Net change in cash and cash equivalents	(2,947)	(5,380)

Cash and cash equivalents at beginning of period	18,277	22,060
Cash and cash equivalents at end of period	$15,330	$16,680

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PHYSICIANS SERVICE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

1.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited consolidated financial statements as of and for the three and nine month periods ended September 30, 2010 and 2009 reflect all adjustments which are, in our opinion , necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. These consolidated financial statements have not been audited by our independent registered public accounting firm. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

During August 2010, we ceased all operations within our Financial Services segment. As such, in accordance with ASC 205 Discontinued Operations and ASC 420 Exit or Disposal Cost Obligations, all financial results relating to that segment have been reclassified as discontinued operations for all periods presented within the statements of operations herein (see Note 14. Discontinued Operations and Note 11. Commitments and Contingencies)

The notes to consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC should be read in conjunction with this Quarterly Report on Form 10-Q.

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

2.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (subtopic ASC 820-10).  ASC 820-10 provides guidance as to how the fair value of a security may be measured, and describes three levels of inputs that may be used to measure fair value.  This update requires new disclosures regarding transfers in and out of Levels 1 and 2, and activity in Level 3 fair value measurements. A reporting entity shall disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  We did not have any transfers in or out of Level 1.   We had a net of $420,000 transferred into Level 3 from Level 2 during the nine months ended September 30, 2010. With respect to Level 3 fair value measurements, activity in the reconciliation for these fair value measurements using significant unobservable inputs now requires the reporting entity to separately present information about purchases, sales, issuances and settlements on a gross basis instead of as a net number.  This update also clarifies existing disclosures with respect to the level of aggregation disclosed and disclosures about inputs and valuation techniques.  Specifically, a reporting entity shall provide fair value measurements for each class of assets and liabilities. A reporting entity shall also provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements, which are required for fair value measurements that fall in either Level 1 or Level 2. The new disclosures are effective for interim and annual reporting periods after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll forward in Level 3 activity. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We adopted the requirements of the Accounting Standards Update No. 2010-06 effective January 1, 2010.

3.

Investments

Available-For-Sale Fixed Maturities. Of the total $241,112,000 portfolio balance in available-for-sale fixed income maturities at September 30, 2010, all but $2,997,000 are considered investment grade securities.

Our entire fixed income portfolio consists of investment grade securities rated “BBB” or higher by Standard and Poor’s, Moody’s or Fitch rating agencies with the exception of two corporate bonds and six collateralized mortgage obligations (“CMOs”) with a combined fair market value of approximately $2,997,000. The following table reflects the composition of our fixed income portfolio by security rating category of the issuer as of September 30, 2010. In cases where the rating agencies had a different rating assigned to a security, the classification in the table is the lower rating.

	Fair Value
Rating Category	(in thousands)	Percentage
AAA / Aaa	$150,525	63%
AA / Aa	29,054	12%
A / A	43,067	18%
BBB	15,469	6%
Non-investment grade	2,997	1%
Total	$241,112	100%

Available-For-Sale Equity Securities.  We account for equity securities as available-for-sale. Our equity portfolio totals $10,835,000 as of September 30, 2010.

The amortized cost and estimated fair values of investments in fixed income and equity securities at September 30, 2010 and December 31, 2009 are as follows (in thousands):

	Cost or			Estimated
September 30, 2010	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Fixed Maturities:

U.S. treasury notes / bills	$16,731	$872	$-	$17,603
U.S. government agency mortgage-backed bonds	17,504	1,491	-	18,995
U.S. government agency collateralized mortgage obligations	36,118	1,927	-	38,045
Collateralized mortgage obligations:
Prime CMOs	1,816	103	-	1,919
Alt A CMOs	1,827	206	-	2,033
U.S. government agency bonds / notes	13,003	146	-	13,149
Government tax-exempt bonds	34,325	2,701	7	37,019
Corporate bonds	109,281	3,182	114	112,349
Total fixed maturities	230,605	10,628	121	241,112

Equity securities	9,696	1,325	186	10,835

Total fixed maturities and equity securities	$240,301	$11,953	$307	$251,947

	Cost or	Gross	Gross	Estimated
December 31, 2009	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed Maturities:

U.S. treasury notes / bills	$19,098	$897	$-	$19,995
U.S. government agency mortage-backed bonds	22,525	1,419	-	23,944
U.S. government agency collateralized mortgage obligations	42,762	2,169	-	44,931
Collateralized mortgage obligations:
Alt A CMOs	2,287	114	-	2,401
Prime CMOs	2,375	25	-	2,400
U.S. government agency bonds / notes	22,052	274	64	22,262
Government tax-exempt bonds	35,212	1,584	1	36,795
Corporate bonds	72,910	983	38	73,855
Total fixed maturities	219,221	7,465	103	226,583

Equity securities	12,081	1,013	150	12,944

Total fixed maturities and equity securities	$231,302	$8,478	$253	$239,527

Of our entire invested assets at September 30, 2010, including cash and cash equivalents:

•

21% is comprised of agency-backed mortgage obligations, with underlying collateral consisting of GNMA, FHLMC, or FNMA loans;

•

2% is comprised of non-agency CMOs;

•

67% is comprised of U.S. Treasury, government agency bonds and notes, municipal tax exempt bonds and corporate bonds; and

•

10% is comprised of cash, equities and other invested assets.

We regularly review our fixed maturity and equity securities for declines in fair value that we determine to be other-than-temporary impairments (“OTTI”).  For an equity security, if we do not have the ability and intent to hold the security for a sufficient period of time to allow for a recovery in value, we conclude that an OTTI has occurred, and the cost of the equity security is written down to the current fair value, with a corresponding charge to realized loss in our consolidated statements of operations.  During the three and nine months ended September 30, 2010, we evaluated our equity portfolio for OTTI of certain securities. We based our review on a number of factors including, but not limited to, the severity and duration of the decline in fair value of the equity security as well as the cause of the decline, the length of time we have held the equity security, any third party research reports or analysis, and the financial condition and near-term prospects of the security’s issuer, taking into consideration the economic prospects of the issuer’s industry and geographical location. For the three and nine months ended September 30, 2010, there were $105,000 write-downs in equity securities.

Within our portfolio at September 30, 2010, there were seven CMO securities classified as “Alternative-A” or “Alt-A”. These Alt-A securities are generally considered to have underlying mortgages with underwriting characteristics that are stronger than “subprime” mortgages but less stringent than “prime” mortgages. None of our CMOs have underlying mortgages classified as “subprime.” Also, all underlying mortgages of our CMOs have fixed rates.

While we have the ability to hold our remaining non-agency CMOs to maturity, we have concluded that we have the intent to sell these securities which will further reduce our exposure to a continued deterioration of the housing sector provided we can obtain an appropriate price. For the nine months ended September 30, 2010, we recognized a loss on our non-agency CMOs of $452,000, being the difference between the book value and their fair value as of September 30, 2010.  There were no sales of our non-agency CMOs during the nine months ending September 30, 2010, and the fair market value of our non-agency CMOs is $3,952,000 as of September 30, 2010. We sold non-agency CMOs with a book value of $17,035,000 during the first nine months of 2009 and recognized a net realized loss of $161,000 on the sale of these securities.

The pretax charges taken as a result of OTTIs that were recognized in earnings and included in realized capital gains (loss) for the three and nine months ended September 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Fixed Maturities:

Collateralized mortgage obligations:
Prime	$30	$183	$30	$1,334
Alt-A	322	55	422	558
Total fixed maturities	352	238	452	1,892

Equity securities	105	-	105	353

Total fixed maturities and equity securities	$457	$238	$557	$2,245

The aggregate write-down on the Alt-A securities beginning with the quarter ended September 30, 2007 through September 30, 2010 is $11,425,000 and the book value of all the Alt-A securities is $2,033,000 as of September 30, 2010. As of September 30, 2010, outside of our Alt-A and prime CMOs as shown in the table above, no other fixed maturities were deemed to have an OTTI.

Gross realized gains and losses as a result of both sales and OTTI write-downs included in net realized loss in the consolidated statements of operations for the three and nine month periods ended September 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Realized gains (losses):

Fixed maturities:
Gross realized gain	$21	$119	$101	$392
Gross realized loss	-	(37)	(4)	(472)
Other-than-temporary losses	(352)	(238)	(452)	(1,892)
Net realized loss	(331)	(156)	(355)	(1,972)

Equities:
Gross realized gain	373	179	628	272
Gross realized loss	(47)	(111)	(199)	(544)
Other-than-temporary losses	(105)	-	(105)	(353)
Net realized loss	221	68	324	(625)

Total net realized loss	$(110)	$(88)	$(31)	$(2,597)

A summary of the amortized cost and fair market value of the Company’s investments in fixed maturities as of September 30, 2010, by contractual maturity, is as follows (in thousands):

	September 30, 2010
	Cost or	Estimated
	Amortized	Fair
	Cost	Value
Fixed maturity securities:
Due one year or less	$45,974	$46,319
Due after one year through five years	71,959	74,369
Due after five years through ten years	35,004	37,423
Due after ten years	20,403	22,009

	173,340	180,120
Mortgage backed securities	57,265	60,992
Total	$230,605	$241,112

The following two tables reflect securities whose fair values were lower than the related cost basis at September 30, 2010 and December 31, 2009, respectively (in thousands). However, these declines in value were not deemed to constitute OTTIs. The tables show the fair value and the unrealized losses, aggregated by investment category and category of duration, of individual securities in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
September 30, 2010	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Government tax-exempt bonds	$1,241	$7	$-	$-	$1,241	$7
Corporate bonds	7,147	114	-	-	7,147	114
Total fixed maturities	$8,388	$121	$-	$-	$8,388	$121

Equity securities	$484	$43	$1,212	$143	$1,696	$186
Total fixed maturities and equity securities	$8,872	$164	$1,212	$143	$10,084	$307

	Less than 12 Months		12 Months or More		Total
December 31, 2009	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
U.S. government agency bonds / notes	$5,925	$64	$-	$-	$5,925	$64
Government tax-exempt bonds	1,106	1	-	-	1,106	1
Corporate bonds	12,312	35	205	3	12,517	38
Total fixed maturities	$19,343	$100	$205	$3	$19,548	$103

Equity securities	$388	$20	$2,584	$130	$2,972	$150
Total fixed maturities and equity securities	$19,731	$120	$2,789	$133	$22,520	$253

The unrealized losses are primarily due to market fluctuations resulting from cyclical and other economic pressures including the recent economic crisis and market dislocation. All fixed maturities with an unrealized loss of 12 months or more are investment grade securities. As of September 30, 2010, we believe that these unrealized losses are temporary and that the fair value will recover to a level equal to or greater than the cost basis. In addition, as of September 30, 2010, we had the ability to hold all of our fixed maturity securities to maturity and, except for our investments in non-agency CMOs; we do not have the intent to sell these investments until there is a recovery in fair value, or until maturity. In the future, circumstances may change that would cause us to record an OTTI or sell fixed maturity or equity securities and possibly, incur a realized loss.

The major categories of net investment income included in the consolidated statements of operations are summarized for the three and nine months ended September 30, 2010 and 2009, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Investment income:
Fixed Maturities	$2,260	$2,300	$6,922	$7,230
Equity Securities	100	119	296	297
Short-term investments and other	53	30	102	194
Finance charges on premiums receivable	25	40	81	99
Structured annuity	19	18	57	55

Total investment income	2,457	2,507	7,458	7,875

Investment expense	189	156	469	517

Net investment income	$2,268	$2,351	$6,989	$7,358

In connection with our acquisition of our insurance subsidiary, the Texas Department of Insurance (“TDI”) required that funds be set aside in an escrow account with a bank to remain until the aggregate remaining redemption obligation of our Series A redeemable preferred stock (our “redeemable preferred stock”) is less than the amount of the escrow balance, with no withdrawals to be made from this escrow account without prior approval from TDI or until the redeemable preferred stock is redeemed in its entirety. To satisfy this requirement, we have maintained a fixed income security in escrow in the amount of $2,500,000. This security is included in fixed maturities, available-for-sale. On September 24, 2010, we redeemed all issued and outstanding shares of the redeemable preferred stock, as described more fully in Note 9 Redeemable Preferred Stock. As a result, we have requested that TDI eliminate the escrow requirement and we anticipate they will approve this request.

At September 30, 2010, investments with a fair market value of $4,002,000 were on deposit with state insurance departments to satisfy regulatory requirements and these securities are included in fixed maturities, available-for-sale.

4.

Other Comprehensive Income

Other comprehensive income (loss) shown in the consolidated statement of shareholders’ equity is comprised of net unrealized gains (losses) on securities available for sale, net of taxes. The components of other comprehensive income (loss) for the three and nine month periods ended September 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Unrealized holdings gains before taxes	$3,079	$4,207	$3,915	$7,229
Tax expense	(1,078)	(1,472)	(1,370)	(2,530)

Net gain after tax	2,001	2,735	2,545	4,699

Less reclassification adjustments for gains (losses) included in net income	141	35	493	(906)
Tax (expense) benefit	(49)	(12)	(173)	318

Other comprehensive income—net of tax	$1,909	$2,712	$2,225	$5,287

5.

Fair Value Disclosures

Fair value is used on a recurring basis for our equity and fixed maturity, available-for-sale securities in which fair value is the primary basis of accounting.  We measure fair value for each security depending on whether we have Level 1, Level 2 or Level 3 inputs, as described below.

The following table presents the estimated fair value of our financial instruments measured on a recurring basis as of September 30, 2010:

		Fair Value Measurements at September 30, 2010 Using:
(in thousands)		Quoted prices	Significant	Significant
	Total	in active markets	other ob-	other unob-
	September 30,	for identical assets	servable inputs	servable inputs
Description	2010	Level 1	Level 2	Level 3
Fixed Maturities:
U.S. treasury notes / bills	$17,603	$17,603	$-	$-
U.S. government agency mortgage-backed bonds	18,995	-	18,995	-
U.S. government agency collateralized mortgage obligations	38,045	-	38,045	-
Collateralized mortgage obligations:
Alt-A CMOs	2,033	-	202	1,831
Prime CMOs	1,919	-	1,618	301
U.S. government agency bonds / notes	13,149	-	13,149	-
Government tax-exempt bonds	37,019	-	37,019	-
Corporate bonds	112,349	-	112,349	-
Total fixed maturities	$241,112	$17,603	$221,377	$2,132

Equity securities	10,835	10,835	-	-

Total fixed maturities and equity securities	$251,947	$28,438	$221,377	$2,132

Level 1 consists of instruments whose values are based on quoted market prices in active markets. We receive quoted market prices from a third party, independent, nationally recognized pricing service. We utilize the pricing service, both for market values obtained based on quoted, actively traded market prices (Level 1) and for quoted prices for similar assets in active markets or market prices obtained from third-party pricing services for identical or comparable assets (Level 2). As of September 30, 2010, approximately 99% of our fixed income securities are priced either as Level 1 or Level 2. The fair value estimate for our equity portfolio of $10,835,000 and our U.S. Treasury fixed income securities of $17,603,000 are based on Level 1 pricing provided by the pricing service since there is an active, readily tradable market value based on quoted prices, as of September 30, 2010, or the measurement date. Active markets are those in which transactions occur in significant frequency and volume to provide pricing information on an on-going basis. Valuation of Level 1 securities does not entail a significant degree of judgment since an active market exists and quoted prices are readily and regularly available.

With the exception of U.S. Treasury securities, very few of our fixed income securities are actively traded. Most of our fixed income securities, such as government or agency mortgage backed securities, tax-exempt municipal securities and corporate securities are valued using a pricing service and fall within Level 2. Level 2 pricing in our fair value hierarchy comprises $221,377,000 or 88% of our investment portfolio, which as of September 30, 2010 includes U.S. Government agency bonds/notes of $13,149,000; U.S Government agency mortgage backed bonds of $18,995,000; U.S. Government agency CMOs of $38,045,000; Government tax-exempt bonds of $37,019,000; corporate bonds of $112,349,000; “prime” non-agency CMOs of $1,618,000; and “Alt-A” non-agency CMOs of $202,000.

In regard to Level 2 pricing, fair values are based on the market prices from the pricing service where valuations are based on quoted market prices for identical or similar assets and/or valuations using industry-standard models such as matrix pricing. The pricing service evaluates each asset based on relevant market information, credit information, perceived market movements and sector news.  The market inputs utilized in the pricing evaluation include, benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets benchmark securities, bids and offers, quoted forward prices, time value, volatility factors, current market and contractual prices for the underlying instrument, and industry news and economic events. For mortgage related products, the pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios.  Depending on the security, the priority of the use of inputs may change or some market inputs may not be relevant. We utilize  APS Asset Management, Inc., to review the estimates and assumptions of fair value of each security provided by the pricing service for Level 1 and Level 2 pricing and compare these estimates to our custodial bank statement, which also provides a fair market value for the securities we hold, to determine if the estimates are representative of the prices in the market. Comparing our fair value pricing obtained from our custodial bank statement serves as a cross-check to the validity of the information provided from the pricing service. Valuations are reviewed for reasonableness based upon the specifics of the security, including class, maturity, credit rating, durations, collateral and comparable markets for similar securities. We may adjust the valuation of securities from the independent pricing service when we believe its pricing does not fairly represent the market value of the investment. For example, a significant decrease in volume and level of activity for a security is an indication that transactions or quoted prices may not be determinative of fair value because in such market conditions there may be increased instances of transactions that are not orderly. In those circumstances, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted price may be necessary to determine fair value. We evaluate the following factors to determine whether there has been a significant decrease in the volume and level of activity for the securities we hold when compared to the normal activity for those securities (or similar securities):

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

Consistent with our approach to pricing our entire portfolio, we initially receive market pricing on these securities from the pricing service. We also generally obtain two to three indications from dealers who actively trade in these or similar securities, but are not binding offers. We then review the pricing on these non-agency CMO securities based on the market environment and the specific characteristics, including: the overall structure of the instrument; 60-day delinquencies, loss severities and default rates; demographic and geographic characteristics of the underlying mortgages; support levels; and loan to value ratios. We also utilize internal pricing models to assist us in determining estimated fair values. Our internal pricing model incorporates cash flows for each security based on projected losses discounted using a liquidity risk premium that market participant would demand because of the inherent uncertainty in the cash flows. The risk premium is reflective of an orderly transaction between market participants at the measurement date under current market conditions. Determining the price at which willing market participants would transact at the measurement date under current market conditions if there has been a significant decrease in volume or level of activity for these securities depends on the facts and circumstances and requires the use of significant judgment. We weigh the indications of fair value resulting from multiple valuation techniques, considering both an income approach such as our internal pricing model and a market approach that provides estimates of fair value from the pricing service and non-binding quotes from market participants. Based on these indications, we consider the reasonableness of the range of estimates to determine the point within the range that is more representative of fair value under current market conditions. We select a fair value estimate based on professional judgment utilizing a weighting or blending of internal pricing models, the fair value provided by the pricing service and non-binding indications. This is consistent with FASB ASC 820-10 and is appropriate in determining the fair value when the volume or level of activity has decreased in markets that are not orderly.

As a result of this review, as of September 30, 2010, we have classified as Level 3 pricing five non-agency CMOs (4 Alt-A CMOs and 1 non-agency CMO with 2006 origination years). The total fair market value of these securities is $2,132,000, which represents approximately 1% of our investment portfolio.

A reconciliation of the beginning and ending balances of our financial instruments for fair value measurements made using significant unobservable inputs (Level 3) follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
Balance at beginning of period	$2,446	$2,106
Total gains or losses realized/unrealized:
Included in earnings (or changes in net assets)	(281)	(169)
Included in other comprehensive income	23	62
Purchases, issuances, and settlements	(56)	(287)
Transfers in and/or out of Level 3	-	420

Balance at end of period	$2,132	$2,132

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2010	$(337)	$(340)

Gains and losses (realized and unrealized) included in earnings for the period are reported in net realized investment gains (losses) as follows:

Total gains or losses included in earnings for the period (above)	$(337)	$(340)

Change in unrealized gains or losses related to assets held at end of period	$23	$26

Included in the table above, a net of $420,000 was transferred into Level 3 from Level 2 during the nine months ended September 30, 2010. This is the result of one transfer with a fair value of $690,000 and one transfer out with a fair value of $270,000. These transfers are the result of changes in pricing due to market data becoming more or less observable since December 31, 2009. The updated pricing information is based on a current review as of September 30, 2010 of all the various methods described above for Levels 2 and 3.

We attempt to apply consistent methods and techniques utilized to determine fair value for these securities; however, assumptions regarding delinquency levels and default rates, realized losses and projected timing of those losses and prepayment speeds may vary significantly, especially over time, and could materially impact valuations. For example, we recognized a realized loss of $337,000 and $340,000 for the three and nine months ended September 30, 2010, respectively, as a result of valuing these securities based on Level 3 pricing assumptions. However, had we selected our pricing based on Level 2 pricing assumptions, we would have recorded $430,000 and $433,000 realized losses for the three and nine months ended September 30, 2010, respectively and we would have increased our fixed maturities, available-for-sale and accumulated, OCI by $998,000 as of September 30, 2010 based on higher pricing assumptions.

In addition to the above assets, we also have other financial assets, including a structured annuity classified as other invested assets that is not carried at fair market value. At September 30, 2010, the structured annuity has a book value of $1,590,000 and a fair market value of $1,750,000. The fair market value estimate is based on an evaluation of similar securities with like terms and estimated credit risk.

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

We write medical malpractice insurance policies which have a lengthy period for reporting a claim (long-tail) and a long process of litigating a claim through the courts and whose risk factors expose its reserves for loss and loss adjustment expenses to significant variability. These conditions subject our insurance subsidiary’s open reported claims and incurred but not reported claims to increases due to inflation, changes in legal proceedings and changes in the law. While the anticipated effects of inflation is implicitly considered when estimating reserves for loss and loss adjustment expenses, an increase in average severity of claims is caused by a number of factors. Future average severities are projected based on historical trends adjusted for changes in underwriting standards, policy provisions and general economic trends. Those anticipated trends are monitored based on actual experience and are modified as necessary to reflect any changes in the development of ultimate losses and loss adjustment expenses. These specific risks, combined with the variability that is inherent in any reserve estimate, could result in significant adverse deviation from our carried reserve amounts. The ultimate resolution of claims is subject to considerable uncertainty. Actual developments will likely vary, perhaps significantly, from the current estimated amounts reflected in the accompanying financial statements. We believe the reserves for loss and loss adjustment expenses are reasonably stated as of September 30, 2010.

We recorded $16,043,000 for losses and loss adjustment expenses for the nine months ended September 30, 2010, which included $35,870,000 for the current accident year and was reduced by $19,827,000 of favorable development for prior report years. The favorable development was the result of reductions in our estimates of ultimate loss costs for the 2006 through 2009 accident years as compared to prior period estimates. For the nine months ended September 30, 2009, we recorded $19,339,000 for losses and loss adjustment expenses, which included $33,699,000 for the 2009 accident year, reduced by $14,360,000 of favorable development for prior accident years. The favorable development was the result of reductions in ultimate loss costs for the 2002 through 2008 accident years as compared to prior period estimates. The favorable development experienced during these periods noted above was the result of better than expected trends in paid loss severity (i.e. the expected average cost of claims) and a lower number of claims actually closed with indemnity than anticipated. The 2010 accident year loss and loss adjustment expenses increased by $2,171,000 to $35,870,000 for the nine months ended September 30, 2010 as compared to $33,699,000 for the 2009 accident year due to a 3% increase in policyholder headcount from 6,401 as of September 30, 2009 to 6,619 as of September 30, 2010 resulting in additional loss exposures over this time period and our recent entry into new geographic markets with a shift to higher policy limits.

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

The reinsurance contracts for 2002 through 2008 contain variable premium ceding rates based on loss experience. The ceded premium charged under these contracts is dependent upon the development of ultimate losses ceded to the reinsurers under their retrospective treaties. For the three and nine months ended September 30, 2010, we recorded favorable development to ceded premiums of $290,000 and $1,067,000, respectively, primarily due to adjustments to treaty years 2002 through 2003 and 2006 through 2008. For the three and nine months ended September 30, 2009, we recorded favorable development to ceded premiums of $1,197,000 and $2,877,000, respectively, primarily due to adjustments to treaty years 2002, 2006 and 2007. These adjustments reflect reductions in our estimates of ultimate claims severity and loss experience as a result of claims closures at less than reserved amounts driven by better than expected trends in claims severity coupled with relatively stable payment patterns in the reinsurance layer.

In addition to an adjustment to premiums ceded, estimates of ultimate reinsurance ceded premium amounts compared to the amounts paid on a provisional basis for the 2002 through 2008 reinsurance treaties give rise to a balance sheet asset classified as “Other Amounts Receivable Under Reinsurance Contracts” or a balance sheet liability classified as “Funds Held Under Reinsurance Treaties.” Furthermore, each retrospective treaty requires a 24 or 36 month holding period before any premium adjustments or cash can be returned or paid. The ultimate settlement amount is not determined until all losses have been settled under the respective treaties. As of September 30, 2010, we recorded a balance sheet liability, “Funds Held Under Reinsurance Treaties” of $2,410,000, which represents the difference between the estimates of ultimate reinsurance premiums ceded amounts for the 2002 through 2008 treaty years and the amounts paid on a provisional basis.

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

Unsecured reinsurance recoverables at September 30, 2010 that exceeded 10% of total reinsurance paid and unpaid loss and loss adjustment expenses are summarized below (in thousands):

Company Name	September 30, 2010
Swiss Reinsurance	$1,782
Transatlantic Reinsurance	1,613
ACE Tempest Re USA	1,124
General Reinsurance Corp	1,058
Hannover Ruckversicherrungs	789

As of September 30, 2010, ACE Tempest Re USA was A.M. Best rated “A+” (Superior). Swiss Reinsurance (“Swiss Re”), Transatlantic Reinsurance (“Transatlantic”) and Hannover Ruckversicherrungs (“Hannover”) were A.M. Best rated “A” (Excellent). To date, all of our reinsurers have continued to reimburse us for paid claims in a manner consistent with past practices and contractual obligations.

The reinsurers on the 2010 treaty include Hannover, Transatlantic and General Reinsurance Corporation (“General Re”). General Re is A.M. Best rated “A++” (Superior) as of September 30, 2010.

As of September 30, 2010, all of API’s reinsurance contracts were with companies in adequate financial condition and we believe there was not any need to establish an allowance for doubtful reinsurance recoverable.  We have not experienced any problems collecting from our reinsurers.

8.

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

Our effective income tax rate for the three and nine months ended September 30, 2010 was approximately 39.9% and 36.0%, respectively. Our effective income tax rate for the three and nine months ended September 30, 2009 was approximately 33.4% and 34.4%, respectively. The increase in our effective tax rate for 2010 is due to non-deductible costs related to the proposed merger with ProAssurance.

9.

Redeemable Preferred Stock

In conjunction with the acquisition of API we issued 10,198 shares of Series A redeemable preferred stock (the “redeemable preferred stock”), par value $1.00 per share, from the 10,500 shares authorized.  Pursuant to the Merger Agreement we have entered into with ProAssurance Corporation, as described more fully below in Note 15. Business Combination, we agreed to redeem all issued and outstanding shares of the redeemable preferred stock. On September 24, 2010, all issued and outstanding shares of the redeemable preferred stock were redeemed. The redemption price for each share of redeemable preferred stock was $1,000 per share, plus a dividend of $16.11 per share for the period from March 12, 2010 through September 24, 2010.

Prior to the September 24, 2010 redemption of the redeemable preferred stock, holders of redeemable preferred shares were entitled to cumulative dividends thereon at the rate of three percent (3%) per annum payable on the remaining redemption value per share, in priority to the payments of dividends on the common shares. Holders of redeemable preferred shares had no preemptive rights and had the same voting rights as the holders of our common stock. The shares were non-certificated and mandatorily redeemable. Prior to the September 24, 2010 redemption, they were redeemed ratably at not less than $1,000,000 per year, with all remaining outstanding shares being required to be redeemed by December 31, 2016. During 2009, 2008 and 2007, 1,075, 1,104 and 1,019 shares of redeemable preferred stock were redeemed for $1,230,000, $1,368,000 and $1,058,000, which included dividends of $177,000, $297,000 and $40,000, respectively. Prior to the September 24, 2010 redemption, in the event of any liquidation, the holders of redeemable preferred stock would have received an amount equal to the remaining redemption value before any distribution is made to the holders of our common stock.

Prior to the September 24, 2010 redemption, we classified our redeemable preferred stock as a liability because it constituted an unconditional obligation that required us to redeem the shares at a specified or determinable date and therefore, the redeemable preferred stock dividend had been classified as interest expense.

10.

Stock-Based Compensation

We use the Black-Scholes-Merton option-pricing model to determine the fair value of stock-based awards. For the three and nine months ended September 30, 2010, we recorded compensation cost related to stock options of $139,000 and $365,000, respectively, and a related reduction in income taxes of $49,000 and $128,000, respectively. The compensation cost is the total fair value, at date of grant, of stock options that vested during the period. No compensation costs were capitalized in the three and nine month periods ended September 30, 2010.

During the three months ended September 30, 2010, 29,000 options were exercised with an intrinsic value of $426,000. During the nine months ended September 30, 2010, 72,000 options were exercised with an intrinsic value of $953,000. For the three and nine months ended September 30, 2010, we received cash proceeds of $352,000 and $699,000, respectively, and we received $0 and $199,000, respectively, in value through cashless exercises/exchanges for the options exercised. Also, as of September 30, 2010, there was $691,000 of total unrecognized compensation cost related to non-vested shares under our 2005 Incentive and Non-Qualified Stock Option Plan (the "Stock Option Plan"), which is expected to be recognized over a weighted-average period of 1.3 years.

The Stock Option Plan provides for the issuance of up to 1,250,000 shares of common stock to our employees, including officers and directors and non-employee directors. A total of 1,052,000 of these options have been granted as of September 30, 2010 and 198,000 are available for grants. Of those granted, 200,000 shares have been exercised, 529,000 options are exercisable and 323,000 are not yet exercisable.

No stock options were granted during the three months ended September 30, 2010. Presented below is a summary of the stock options held by our employees and our directors and the related transactions for the three and nine months ended September 30, 2010.

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	Shares	Weighted Average Exercise Price		Shares	Weighted Average Exercise Price
Balance at July 1	881,000	$19.20	Balance at January 1	774,000	$17.87
Options granted	-	-	Options granted	150,000	24.15
Options exercised	29,000	12.13	Options exercised	72,000	12.45
Options forfeited/expired	-	-	Options forfeited/expired	-	-
Balance at September 30	852,000	19.44	Balance at September 30	852,000	19.44
Options exercisable	529,000	17.19	Options exercisable	529,000	17.19

The following table summarizes our outstanding and exercisable options at September 30, 2010:

Stock Options Outstanding				Stock Options Exercisable
Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Average Remaining Contractual Life	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Average Remaining Contractual Life
852,000	$19.44	$11,002,000	2.7	529,000	$17.19	$8,017,000	1.8

(1) Based on the $32.35 closing price of our stock at September 30, 2010.

11.

Commitments and Contingencies

Leases

We are obligated under certain operating lease arrangements for our office space. The leases expire in 2011. The remaining contractual obligations for these leases are $181,000 and $702,000 for the years ended December 31, 2010 and 2011, respectively.

Discontinued Operations

We ceased all operations within our Financial Services segment during the quarter ended September 30, 2010. In connection with the exit from this business segment, we have ongoing lease and early termination costs and other contractual obligations for which we will be responsible. In accordance with ASC 420, Exit or Disposal Cost Obligations, we have accrued a fair value estimate of these anticipated costs of approximately $315,000 within our unaudited Consolidated Balance Sheet presented herein. Please see Note 14 below for a more detailed discussion of our discontinued operations.

Litigation and Regulatory Inquiries

We are involved in various claims, legal actions and regulatory inquiries that have arisen out of the conduct of our business.

As previously disclosed, in the quarter ended September 30, 2010, APS Financial Corporation (“APS Financial”), the broker-dealer subsidiary of American Physicians Service Group, Inc., settled an ongoing investigation by the staff of the Financial Industry Regulatory Authority (“FINRA”) concerning allegations that, in 2005 and 2006, APS Financial charged excessive markups in 59 transactions, out of approximately 2,000 transactions conducted during the time period. FINRA’s allegations were that approximately $1.27 million of excessive markups were charged on these 59 transactions.  To resolve the investigation, APS Financial and FINRA entered into a Letter of Acceptance, Waiver and Consent, effective August 26, 2010 (the “FINRA Consent Order”), pursuant to which APS Financial, without admitting any allegation against it, agreed to permanently surrender its license to conduct business as a broker-dealer in exchange for termination of the proposed disciplinary action.  APS Financial was not required to pay any fines, penalties or other amounts as a result of the settlement.

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, prior to receiving the FINRA Consent Order, the company had already begun making plans to discontinue the operations of APS Financial.  The cessation of operations of our Financial Services segment is not expected to have a material effect on our consolidated financial position, results of operation or cash flows.

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

The Company, ProAssurance Corporation, CA Bridge Corporation and certain of the Company’s officers and directors are party to a shareholder derivative action filed in reaction to the announcement of our proposed merger with ProAssurance Corporation.  We believe this lawsuit is entirely without merit and we intend to vigorously defend our position in this case.

While we cannot predict the outcome of any pending or future claim, legal action or regulatory inquiry or enforcement action, and although no assurances can be given, we do not believe that any pending matter will have a material adverse effect on our consolidated financial position, results of operation or cash flows.

12.

Earnings Per Share

Basic earnings per share are based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflect dilution from all contingently issuable shares, such as options. A reconciliation of income and weighted average shares outstanding used in the calculation of basic and diluted income per share from operations follows:

(in thousands except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator for basic and diluted income per common share:

Net income from continuing operations	$5,102	$6,262	$15,997	$15,795
Net income (loss)from discontinued operations	(200)	180	(367)	298
Net income	$4,902	$6,442	$15,630	$16,093

Denominator:

Denominator for basic income per common share - weighted average shares outstanding	6,782	6,891	6,817	6,936
Effect of dilutive stock options and awards	154	98	133	137
Denominator for diluted income per common share - adjusted weighted average shares outstanding	6,936	6,989	6,950	7,073

Net income from continuing operations- basic	$0.75	$0.91	$2.35	$2.28
Net income (loss)from discontinued operations- basic	(0.03)	0.02	(0.06)	0.04
Net income - basic	$0.72	$0.93	$2.29	$2.32

Net income from continuing operations- diluted	$0.74	$0.90	$2.30	$2.23
Net income (loss)from discontinued operations- diluted	(0.03)	0.02	(0.05)	0.05
Net income - diluted	$0.71	$0.92	$2.25	$2.28

13.

Segment Information

The Company’s segments are distinct by type of service provided. Comparative financial data for the three and nine month periods ended September 30, 2010 and 2009 are shown as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating Revenues from Continuing Operations
Insurance services	$17,880	$19,526	$54,251	$54,618
All other	3,669	2,345	9,524	7,927
Total segment revenues	$21,549	$21,871	$63,775	$62,545

Reconciliation to Consolidated Statements of Operations:
Total segment revenues	$21,549	$21,871	$63,775	$62,545
Less: intercompany interest and dividends	(3,216)	(1,943)	(8,390)	(6,735)
Total revenues	$18,333	$19,928	$55,385	$55,810

Operating Income:
Insurance services	$10,905	$10,356	$29,758	$26,660
All other	(2,411)	(955)	(4,780)	(2,595)
Total segment operating income	$8,494	$9,401	$24,978	$24,065

Income tax expense (benefit):
Insurance services	$3,773	$3,423	$10,149	$9,173
All other	(381)	(284)	(1,168)	(903)
Total segment income tax expense (benefit)	$3,392	$3,139	$8,981	$8,270

Capital expenditures:
Insurance services	$50	$68	$200	$232
All other	-	3	52	7
Total segment capital expenditures	$50	$71	$252	$239

Depreciation/amortization expenses:
Insurance services	$72	$63	$213	$264
All other	34	42	101	96
Total segment depreciation/amortization expenses:	$106	$105	$314	$360

Discontinued Operations:
Financial services revenues	996	2,439	4,700	5,909
Financial services operating income (loss)	(309)	280	(565)	474
Financial services income tax expense (benefit)	(109)	100	(198)	176
Financial services capital expenditures	(19)	1	(1)	3
Financial services depreciation/amortization	(12)	13	1	24

Balance sheet data:	September 30,	December 31,
	2010	2009
Identifiable assets
Insurance services	$256,916	$247,358
All other	50,954	52,414
Total segment assets	$307,870	$299,772

14.

Discontinued Operations

As discussed in Note 11, Commitments and Contingencies, we discontinued all operations within our Financial Services segment during the current quarter ended September 30, 2010.  The discontinuation occurred in connection with APS Financial entering into the FINRA Consent Order, pursuant to which APS Financial, without admitting any allegation against it, agreed to permanently surrender its license to conduct business as a broker-dealer in exchange for termination of the proposed disciplinary action.  The FINRA Consent Order became effective on August 26, 2010, at which time we discontinued our APS Financial operations as a licensed broker-dealer. The broker-dealer operation conducted by APS Financial constituted a significant majority of our Financial Services business.  Accordingly, on August 26, 2010, we also discontinued the day-to-day operations of our bank debt and trade claims subsidiary, APS Capital Corp. (“APS Capital”).  Separately, on August 12, 2010, our remaining Financial Services subsidiary, APS Asset Management, Inc. (“APSAM”) was sold and our asset management business was discontinued as a result.

In connection with our exit from the Financial Services business, we have ongoing lease, and early termination costs and other contractual obligations for which we will continue to be responsible.  We expect to be able to offset some of these costs and obligations by subleasing the office space formerly occupied by the Financial Services subsidiaries, assigning certain contracts to an unrelated broker-dealer and negotiating with vendors for the early termination of certain other contracts.  However, there can be no assurances as to the extent that we will be successful in doing so.

The cessation of operations of our Financial Services business is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

In accordance with ASC 205, Discontinued Operations, effective August 26, 2010, the date APS Financial and APS Capital were discontinued, the results of operations are reported as discontinued since the operations of this business segment are eliminated from ongoing operations.  Furthermore, on August 12, 2010, APS sold APSAM and, as a result of this sale, the results and operations for the period January 1, 2010 through August 11, 2010 are reported as discontinued operations. For comparative purposes, all prior year reporting periods (three months and nine months ended September 30, 2009) were reclassified to report the results of the Financial Services operations as discontinued as well.

In accordance with ASC 420, Exit or Disposal Cost Obligations, a liability for the cost associated with the exit of our Financial Services segment was recorded at fair value as of September 30, 2010.  While no one-time termination benefits exist as a result of the exit this business segment, a liability should be recorded for costs to terminate certain contracts before the end of its terms and for costs that will continue to be incurred under certain contracts for the remaining term without economic benefit to APS Financial or APS Capital. In accordance with this guidance, the liability for exiting our Financial Services business shall be measured at its fair value at the cease-use-date for costs that will continue to be incurred under a contract (i.e. run-off costs with future economic benefit) and for costs to terminate a contract before the end of its term (i.e. penalties or other costs for early termination) when an entity gives written notice to the counterparty or has otherwise negotiated a termination with the counterparty. This liability will be recorded based on the estimated remaining lease and other contractual obligations, adjusted for the effects of any prepaid or deferred items recognized, reduced by sublease rentals that can be reasonably obtained even if the entity does not intend to sublease. We recorded an estimated fair value of this liability for discontinued operations of approximately $315,000.

The following table provides operating results from the discontinued operations of our Financial Services segment for the periods indicated:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUES
Broker dealer	$801	$2,233	$3,843	$5,333
Bank debt - trade claims	-	76	350	218
Management fees and other income	195	130	507	358
Total revenues	996	2,439	4,700	5,909
EXPENSES
Commissions	516	1,341	2,513	3,109
Payroll related	136	482	952	1,485
Information services	233	126	505	350
Legal and professional	120	38	748	166
Other expenses	300	172	547	325

Total expenses	1,305	2,159	5,265	5,435

Operating income (loss)	(309)	280	(565)	474

Income taxes (benefit)	(109)	100	(198)	176

Net income (loss) from discontinued operations	$(200)	$180	$(367)	$298

15.

Business Combination

On August 31, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ProAssurance Corporation (“ProAssurance”) and CA Bridge Corporation, a wholly-owned subsidiary of ProAssurance (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”) and the Company will survive as a wholly-owned subsidiary of ProAssurance.  At the effective time of the Merger, each outstanding share of Company common stock will be canceled and converted into the right to receive payment of $32.50 in cash.  The completion of the Merger is subject to customary conditions, including, without limitation, regulatory and APS shareholder approval of the Merger.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), “APS,” “we,” “our,” “us” and the “Company” refer to American Physicians Service Group, Inc., together with its subsidiaries, unless the context requires otherwise. The following MD&A should be read in conjunction with the accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2010, included in Part I, Item 1, as well as the audited, consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the United States Securities and Exchange Commission (the “SEC”) on March 3, 2010.

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

•

any significant delay in the expected completion of the Merger or the failure of the Merger to close for any reason;

•

the amount of the costs, fees, expenses and charges related to the Merger; and

•

business uncertainty and contractual restrictions that may exist during the pendency of the Merger.

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

Business Overview

We provide insurance services, specifically medical professional liability insurance in Texas, Arkansas, Oklahoma and Colorado.

Insurance Services. We provide medical professional liability insurance primarily in Texas, where our insurance subsidiary has written business for over 33 years. Our insurance subsidiary is authorized to do business in the States of Texas, Arkansas and Oklahoma and was recently also licensed to write business in Colorado. Our insurance subsidiary specializes in writing medical professional liability insurance for physicians and other healthcare providers, including physician extenders and clinical staff. Our insurance subsidiary currently insures over 6,600 physicians, dentists, and other healthcare providers, the majority of whom are located in Texas. For the nine months ended September 30, 2010, approximately 91%, 6% and 3% of our premiums were written in Texas, Oklahoma and Arkansas, respectively. Colorado written premiums amounted to less than 1% of our total premiums written.

Financial Services.  We discontinued all our Financial Services segment operations during the current quarter ended September 30, 2010. Prior to exiting this business the Financial Services segment provided investment and investment advisory services to institutions and individuals throughout the United States through the following subsidiaries:

o

APS Financial. APS Financial Corporation (“APS Financial”) was a fully licensed broker-dealer that provided brokerage and investment services primarily to institutional and high net worth individual clients. APS Financial also provided portfolio accounting, analysis and other services to insurance companies, banks and public funds. We recognized commission revenue, and the related compensation expense, on a trade date basis. This business ceased operations in August 2010 and the broker-dealer license was surrendered to FINRA.

o

APS Capital. APS Capital Corp. was dedicated to the clearing and settlement of trades involving non-securities including syndicated bank loans, trade claims and distressed private loan portfolios. We developed business with clients who traded in distressed markets. We recognized commission revenue, and the related compensation expense, when the transaction was complete and fully funded. This business ceased operations in August 2010.

o

APS Asset Management. APS Asset Management, Inc., was a registered investment adviser under the Investment Advisers Act of 1940, and managed fixed income and equity assets for institutional and individual clients on a fee basis. We recognized fee revenues monthly based on the amount of funds under management. This business was sold in August 2010.

The current and historical financial operations of all three of the Financial Services entities have been recorded as discontinued operations in the consolidated financial statements included in this current report on Form 10-Q.

Business Combination

On August 31, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ProAssurance Corporation (“ProAssurance”) and CA Bridge Corporation, a wholly-owned subsidiary of ProAssurance (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”) and the Company will survive as a wholly-owned subsidiary of ProAssurance.  At the effective time of the Merger, each outstanding share of Company common stock will be canceled and converted into the right to receive payment of $32.50 in cash.  The completion of the Merger is subject to customary conditions, including, without limitation, regulatory and APS shareholder approval of the Merger.

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

Results of Operations

Despite continued pricing pressure in our Insurance Services segment over the last several years, improvements in the terms of our reinsurance contracts coupled with continued favorable prior year reserve development allowed us to deliver solid results from this operating segment for the three and nine months ended September 30, 2010. As a result of continued favorable development in the claim environment post-tort reform and increased competition, we lowered our rates on renewing business approximately 3% on average during the nine months ended September 30, 2010 as compared to approximately 4% for the nine months ended September 30, 2009. The 2010 reductions were the result of negotiated discounts to retain certain group practices with favorable loss histories. Policyholder retention declined during the current quarter ended September 30, 2010 as a result of competitive pricing. Policyholder retention for the first nine months of 2010 was approximately 86% as compared to 91% during the first nine months of 2009. We have seen continued competition by existing professional liability carriers. Many of these carriers have been aggressive in seeking new business and are willing to compete on price. As a result of this increased competition, we continue to be faced with price pressure on both existing renewals and new business. As a result of these market forces, we expect to continue to face extensive competition throughout the remainder of 2010 and continuing into 2011, but will continue to price insurance products at rates we believe are adequate for the risks assumed.

Furthermore, even though reported claims remain at historically low levels and claim severity payment patterns have been better than anticipated, we increased loss and loss adjustment expenses by $2,171,000 to $35,870,000 for the nine months ended September 30, 2010 for the 2010 accident year as compared to $33,699,000 for the 2009 accident year for the nine months ended September 30, 2009. This increase reflects additional policyholders from 6,401 as of September 30, 2009 to 6,619 as of September 30, 2010 resulting in additional loss exposures over this time period; higher reinsurance retention levels; and our recent entry into new geographic markets with a shift to higher policy limits.

The following table sets forth selected historical financial and operating data for the Company. The selected income statement data below for the three and nine months ended September 30, 2010 and 2009 is derived from our consolidated unaudited financial statements included herein which management believes incorporate all of the adjustments necessary for the fair presentation of the financial condition and results of operations for such periods and have been prepared in accordance with GAAP. Actual financial results through September 30, 2010 may not be indicative of future financial performance.

Selected Consolidated Financial and

Operating Data of American Physicians Service Group, Inc.

(in thousands, except per share and ratio data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Income Statement Data:
Gross premiums written	$17,782	$21,446	$50,862	$53,668
Premiums ceded	(243)	676	(496)	1,339
Net premiums written	17,539	22,122	50,366	55,007

Net premiums earned	16,142	17,595	48,322	50,877
Investment income, net of investment expenses	2,268	2,351	6,989	7,358
Net realized capital gains (losses) and OTTI	(110)	(88)	(31)	(2,597)
Other revenue	33	70	105	172
Total revenues	18,333	19,928	55,385	55,810
Losses and loss adjustment expenses	4,228	6,421	16,043	19,339
Other underwriting expenses	2,804	3,079	8,541	8,866
Change in deferred acquisition costs	(57)	(331)	(91)	(248)
General and administrative expenses	2,864	1,358	5,914	3,788
Total expenses	9,839	10,527	30,407	31,745
Income from continuing operations	8,494	9,401	24,978	24,065
Income tax expense	3,392	3,139	8,981	8,270
Net income from continuing operations	5,102	6,262	15,997	15,795
Net income (loss) from discontinued operations, net of tax	(200)	180	(367)	298
Net income	$4,902	$6,442	$15,630	$16,093

Diluted weighted average shares outstanding	6,936	6,989	6,950	7,073
Diluted earnings per common share	$0.71	$0.92	$2.25	$2.28

Underwriting Ratios:
Loss ratio (1)
Current accident year	70%	63%	74%	66%
Prior accident years	-44%	-27%	-41%	-28%
Calendar year	26%	36%	33%	38%
Expense ratio (2)	17%	16%	17%	17%
Combined ratio (3)	43%	51%	51%	55%

(1) Loss ratio is defined as the ratio of losses and loss adjustment expenses to net premiums earned.

(2) Expense ratio is defined as the ratio of other underwriting expenses and net change in deferred acquisition costs to net premiums earned.

(3) Combined ratio is the sum of the loss ratio and the expense ratio

(in thousands)	September 30,	December 31,
	2010	2009
Balance Sheet Data:
Cash and cash equivalents and investments	$268,867	$259,338
Premiums receivable	16,817	15,678
Reinsurance recoverables	6,416	9,682
All other assets	15,770	15,074
Total Assets	$307,870	$299,772

Reserve for losses and loss adjustment expenses	$85,842	$88,668
Unearned premiums	38,385	36,341
Manditorily redeemable preferred stock	-	6,679
All other liabilities	9,810	8,874
Total Liabilities	134,037	140,562
Total Stockholders' Equity	173,833	159,210
Total Liabilities & Stockholders' Equity	$307,870	$299,772

The discussion that follows should be read in connection with the unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this report.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Condensed income statement data for the three months ended September 30, 2010 and 2009 are included in the following table:

(in thousands except per share data and percentages)	Three Months ended September 30,
	2010	2009	Change	% Change
Revenues	$18,333	$19,928	$(1,595)	-8%
Net income from continuing operations	5,102	6,262	(1,160)	-19%
Net income (loss) from discontinued operations	(200)	180	(380)	-211%
Net Income	4,902	6,442	(1,540)	-24%
Diluted Net Income Per Share	$0.71	$0.92	$(0.21)	-23%

Further explanation for the quarter over quarter variances are described below.

Premium related income statement data for the three months ended September 30, 2010 and 2009 are included in the following table:

($ in thousands)	Three Months ended September 30,
	2010	2009	Change	% Change
Gross premiums written	$17,782	$21,446	$(3,664)	-17%

Premium ceded:
Current year	(533)	(521)	(12)	2%
Prior year	290	1,197	(907)	-76%
Net premiums ceded	(243)	676	(919)	-136%

Net premiums earned	$16,142	$17,595	$(1,453)	-8%

Gross Premiums Written

Gross premiums written decreased $3,664,000 (17%) to $17,782,000 for the three months ended September 30, 2010 from $21,446,000 for the three months ended September 30, 2009. The primary causes for this decrease were due to continued rate decreases on renewal business which, on average decreased 3% for the current quarter as a result of competitive pricing pressures, lower new written business of $941,000 for the current year quarter as compared to $1,410,000 of new business for the prior year quarter and policyholder retention of approximately 78% for the quarter ended September 30, 2010 as compared to 88% for the prior year quarter. We anticipate that we will continue to experience competitive pricing pressures.

Premiums Ceded

Premiums ceded increased $919,000 (136%) to $(243,000) for the three months ended September 30, 2010 from $676,000 for the three months ended September 30, 2009. The reinsurance contracts we utilized from 2002 through 2008 were variable premium treaties that have various minimum and maximum rates. The actual premium rate is dependent upon the ultimate losses ceded to the reinsurer under the related treaty. The increase in premiums ceded of $919,000 is primarily the result of recognizing $290,000 in favorable development on these variable premium treaties during the current year quarter as compared to recognizing $1,197,000 in favorable development during the prior year quarter. The favorable development reflects reductions in our estimates of claim severity and loss experience as a result of claim closures at less than reserved amounts driven by better than expected trends in claims severity coupled with relatively stable payment patterns in the reinsurance layer. Effective January 1, 2009, we changed our reinsurance treaty such that we retained the first $1,000,000 of any loss occurrence. The 2009 reinsurance contract is a fixed-rated treaty and provides 100% coverage in excess of our retention of $1,000,000 with a $5,000,000 aggregate limit. The 2010 reinsurance agreement is a fixed-rated treaty and provides 100% coverage in excess of our retention of $750,000 up to $1,000,000 with an additional retention of 10% of claims for policy limits that are greater than $1,000,000 with no aggregate limit. We are retaining this additional risk in the reinsurance layer in order to lower our ceding costs based on decreases in claims. Due to the increased retention, the 2009 and 2010 ceded premium rates are lower which resulted in $533,000 in 2010 treaty year ceded premiums versus $521,000 for the same period in 2009. The 2009 and 2010 treaties provide us with coverage against large losses and multiple claims arising from a single event, as well as excess policy limit coverage. While we anticipate that the 2009 and 2010 treaties will reduce our ceded premiums as a percentage of direct premiums earned, thus resulting in a relative increase in net premiums written and earned, the overall impact on earnings is uncertain as the frequency and severity of losses in future periods is not yet known.

Net Premiums Earned

Net premiums earned decreased by $1,453,000 (8%) to $16,142,000 from $17,595,000 for the three months ended September 30, 2010 as compared to the same period in 2009. Net earned premiums were lower primarily due to lower favorable development recognized on the 2002 through 2008 variable premium reinsurance treaties during the current quarter as compared to the prior year quarter as well as continued rate decreases, lower new business written and lower policyholder retention.

Investment Income

Investment income statement data for the three months ended September 30, 2010 and 2009 are included in the following table:

($ in thousands)	Three Months Ended September 30,
	2010	2009	Change	% Change
Investment income:
Fixed Maturities	$2,260	$2,300	$(40)	-2%
Equity Securities	100	119	(19)	-16%
Short-term investments and other	53	30	23	77%
Finance charges on premiums receivable	25	40	(15)	-38%
Structured annuity	19	18	1	6%

Total investment income	$2,457	$2,507	$(50)	-2%

Investment expense	189	156	33	21%

Net investment income	$2,268	$2,351	$(83)	-4%

Investment income, net of investment expenses, decreased by $83,000 (4%) to $2,268,000 from $2,351,000 for the three months ended September 30, 2010 as compared to the same period for 2009. The proceeds from the sale of approximately $17,288,000 of non-agency CMOs in 2009 and additional cash generated from operations have been reinvested generally in high quality investment grade fixed income securities with short maturity dates and lower yields. We shortened maturities to continue to focus on preservation of principal over yield during the economic crisis.  In addition, interest rates on money market funds continue to remain at historically low levels. This rebalancing of our fixed income investment portfolio resulted in a corresponding decrease in investment income for the three months ended September 30, 2010 as compared to the same period in 2009 even though our investment portfolio continues to grow.

Net Realized Capital Gains (Losses) and Other-Than-Temporary Impairments

Net realized capital gains and losses data for the three months ended September 30, 2010 and 2009 are included in the following table:

($ in thousands)	Three Months ended September 30,
	2010	2009	Change	% Change
Gross realized gains	$394	$298	$96	32%
Gross realized (losses)	(47)	(148)	101	68%
Other -than-temporary impairment (losses)	(457)	(238)	(219)	-92%
Net realized gains (losses) and OTTI	$(110)	$(88)	$(22)	-25%

Net realized capital losses including other-than-temporary impairments (“OTTI”) were $110,000 for the three months ended September 30, 2010, as compared to a net loss of $88,000 for the three months ended September 30, 2009. OTTI losses increased $219,000 primarily due to additional write-downs in OTTI for the current quarter as a result of further declines in non-agency CMOs. The increase in gross realized gains of $96,000 and the decrease in gross realized losses of $101,000 are primarily attributable to improved performance in the equity markets for the three months ending September 30, 2010 as compared to the same period in 2009.

Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses for the three months ended September 30, 2010 and 2009 are included in the following table:

($ in thousands)	Three Months ended September 30,
	2010	2009	Change	% Change
Losses and loss adjustment expenses:
Current accident year	$11,312	$11,183	$129	1%
Prior accident years	(7,084)	(4,762)	(2,322)	49%
Calendar year	$4,228	$6,421	$(2,193)	-34%

Loss and loss adjustment expenses for the three months ended September 30, 2010 decreased by $2,193,000 (34%) to $4,228,000 from $6,421,000 for the three months ended September 30, 2009. The decrease of $2,193,000 is primarily the result of higher favorable development of $2,322,000 (49%) on prior year losses for the three months ended September 30, 2010 as compared to the same period in 2009. For the three months ended September 30, 2010, current accident year loss and loss adjustment expenses totaled $11,312,000, an increase of $129,000 (1%) over the prior current year comparable quarter. We increased the current accident year estimated losses based on 85 new claims reported during the current quarter for the 2010 accident year and the increase in loss exposures associated with the growth in policyholders at September 30, 2010 and our recent entry into new geographic markets with a shift to higher policy limits. Prior year losses developed favorably by $7,084,000 as a result of reductions in our estimates of claims severity, principally the 2002 through 2009 accident years, driven by closure of 97 claims during the period. For the three months ended September 30, 2009, current accident year loss and loss adjustment expenses were $11,183,000 based on 100 claims reported and a policyholder head count of 6,401 and there was $4,762,000 of favorable development on prior years’ claims. The favorable development experienced during these periods, is the result of better than expected trends in paid loss severity and a lower number of claims closed with indemnity than anticipated. The positive effects of tort reform in Texas on average claim severity has resulted in continued favorable development of reserves and improved claim development patterns. During the quarter we continued to favorably settle a significant number of post-tort reform claims at below the reserved amounts. The historically low levels of reported claims in recent years would typically be indicative that those claims still being reported are of a more meritorious nature.  Accordingly, the actuarial projection of ultimate losses includes an assumption that those claims closed in future periods with damages should be increasing.  However, the trend of increasing paid claim frequency has not materialized. As a result, the actuarial projection of ultimate losses pertaining to prior accident years has decreased, resulting in favorable prior year development.

Other Underwriting Expenses and Net Change in Deferred Acquisition Costs

Other underwriting expenses and net change in deferred acquisition costs for the three months ended September 30, 2010 and 2009 are included in the following table:

($ in thousands)	Three Months ended September 30,
	2010	2009	Change	% Change
Salaries and related benefits	$729	$577	$152	26%
Incentive compensation	326	(95)	421	443%
Commission expense	858	1,394	(536)	-38%
Premium taxes	198	366	(168)	-46%
Professional fees	35	143	(108)	-76%
Other expenses	658	694	(36)	-5%
Total other underwriting expenses	2,804	3,079	(275)	-9%

Change in deferred acquisition costs	(57)	(331)	274	-83%
Total	$2,747	$2,748	$(1)	0%

Other underwriting expenses decreased by $275,000 (9%) to $2,804,000 from $3,079,000 for the three months ended September 30, 2010 as compared to the same period in 2009. Other underwriting expenses consist primarily of salaries and related benefits, commissions to agents, premium taxes and other general underwriting expenses related to managing our Insurance Services segment. Salaries and related benefits increased $152,000 primarily due to the addition of new managerial personnel and annual merit pay increases. The increase in incentive compensation of $421,000 is due to additional accrued incentive compensation for 2010, and in the prior quarter for 2009, approximately $342,000 was reclassified from underwriting expenses to general and administrative expenses. Commission expense to agents decreased $536,000 due to lower written premium of $3,664,000 and also due to certain policyholders paying the agents on a direct basis as opposed to API paying the agents. Premium taxes decreased $168,000 due to lower written premium and a refund received from the Texas Department of Insurance for unused guaranty funds. Professional fees which consists primarily of actuarial and accounting services decreased $108,000. The prior year actuarial fees included rate studies which were not incurred during the current year quarter. The net change in deferred acquisition costs, which is comprised of the change in deferred and amortized commissions paid to agents on new and renewal business and deferred and amortized premium taxes, increased for three months ended September 30, 2010 by $274,000 to $(57,000) from $(331,000) for the comparable period in 2009 due to the amortization of prior deferred expenses exceeding new costs capitalized.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2010 and 2009 are included in the following table:

($ in thousands)	Three Months Ended September 30,
	2010	2009	$ Change	% Change
Payroll and Benefits	$534	$405	$129	32%
Incentive Compensation	777	600	177	30%
Board Compensation and Fees	320	64	256	400%
Options and Other Compensation	25	19	6	32%
Legal and Professional Fees	702	76	626	824%
Interest and Dividends	463	87	376	432%
Other	43	107	(64)	-60%
Total General and Administrative Expenses	$2,864	$1,358	$1,507	111%

General and administrative expenses for the three months ended September 30, 2010 increased $1,507,000 (111%) compared to the same period in 2009. Payroll and benefits increased $129,000 (32%) in the current period due primarily to non-recurring healthcare benefit reimbursements for an officer of the Company. Incentive compensation expenses and board compensation expenses increased $177,000 (30%) and $256,000 (400%), respectively, for the three months ended September 30, 2010 compared to the same period in 2009 due to cash incentive compensation in lieu of deferred stock awards for 2010. Legal and professional fees increased $626,000 (824%) due primarily to fees associated with the pending merger with ProAssurance. Finally, interest and dividends increased 376,000 (432%) in the three months ended September 30, 2010 compared to the same period in 2009 as a result of the redemption of our redeemable preferred stock.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Condensed income statement data for the nine months ended September 30, 2010 and 2009 are included in the following table:

(in thousands except per share data and percentages)	Nine Months ended September 30,
	2010	2009	Change	% Change
Revenues	$55,385	$55,810	$(425)	-1%
Net income from continuing operations	15,997	15,795	202	1%
Net income (loss)from discontinued operations	(367)	298	(665)	-223%
Net income	15,630	16,093	(463)	-3%
Diluted net Income Per Share	$2.25	$2.28	$(0.03)	-1%

Further explanation for the nine months over nine months variances are described below.

Premium related income statement data for the nine months ended September 30, 2010 and 2009 are included in the following table:

($ in thousands)	Nine Months ended September 30,
	2010	2009	Change	% Change
Gross premiums written	$50,862	$53,668	$(2,806)	-5%

Premium ceded:
Current year	(1,563)	(1,538)	(25)	2%
Prior year	1,067	2,877	(1,810)	-63%
Net premiums ceded	(496)	1,339	(1,835)	-137%

Net premiums earned	$48,322	$50,877	$(2,555)	-5%

Gross Premiums Written

Gross premiums written decreased $2,806,000 (5%) to $50,862,000 for the nine months ended September 30, 2010 from $53,668,000 for the nine months ended September 30, 2009. The primary causes for this decrease were due to continued rate decreases on renewal business which, on average decreased 3% for the current nine month period as a result of competitive pricing pressures, lower new written business of $4,505,000 for the current nine month period as compared to $6,233,000 of new business for the prior year nine month period and policyholder retention of approximately 86% for the nine months ended September 30, 2010 as compared to 91% for the prior year nine month period. While API increased its number of policyholders to 6,619 at September 30, 2010 from 6,401 at September 30, 2009, included in the 6,619 policyholder headcount were a number of physician groups written which also included coverage for other healthcare providers including physician extenders and other clinical support staff. Due to a much lower risk profile, the premiums for these additional clinical support personnel are substantially lower than the premiums charged to physicians.

Premiums Ceded

Premiums ceded expenses increased $1,835,000 from $1,339,000 for the nine months ended September 30, 2009 to $(496,000) for the nine months ended September 30, 2010. The increase was primarily the result of lower prior year development under the 2002 through 2008 reinsurance treaties. The reinsurance contracts we utilized from 2002 through 2008 are variable premium treaties that have various minimum and maximum rates. The actual premium rate is dependent upon the ultimate losses ceded to the reinsurer under the related treaty. We recognized $1,067,000 in favorable prior year development for the current nine month period as compared to recognizing $2,877,000 in favorable development in the 2009 nine month period under these treaties driven by better than expected trends in claims severity coupled with relatively stable payment patterns in the reinsurance layer. Current year reinsurance premiums increased $25,000 (2%) to $1,563,000 for the nine months ended September 30, 2010 as compared to $1,538,000 for the comparable period in 2009. Effective January 1, 2009, we changed our reinsurance treaty such that we retained the first $1,000,000 of any loss occurrence. The 2010 reinsurance agreement provides for us to retain the first $750,000 of any loss occurrence. The 2009 and 2010 treaties are fixed-rate as opposed to the reinsurance contracts we utilized from 2002 through 2008 which were variable premium treaties. While we anticipate that the 2009 and 2010 treaties will reduce our ceded premiums as a percentage of direct premiums earned, thus resulting in a relative increase in net premiums written and earned, the overall impact on earnings is uncertain as the frequency and severity of losses in future periods is not yet known.

Net Premiums Earned

Net premiums earned decreased by $2,555,000 (5%) to $48,322,000 from $50,877,000 for the nine months ended September 30, 2010 as compared to September 30, 2009. The decrease in net earned premiums was primarily due to lower favorable development recognized on the 2002 through 2008 variable premium reinsurance treaties during the nine month period as compared to the prior year comparable period. We recognized $1,067,000 and $2,877,000 in favorable reinsurance development for the nine month periods ended September 30, 2010 and 2009, respectively.

Investment Income

Investment income data for the nine months ended September 30, 2010 and 2009 are included in the following table:

($ in thousands)	Nine Months Ended September 30,
	2010	2009	Change	% Change
Investment income:
Fixed Maturities	$6,922	$7,230	$(308)	-4%
Equity Securities	296	297	(1)	0%
Short-term investments and other	102	194	(92)	-47%
Finance charges on premiums receivable	81	99	(18)	-18%
Structured annuity	57	55	2	4%

Total investment income	$7,458	$7,875	$(417)	-5%

Investment expense	469	517	(48)	-9%

Net investment income	$6,989	$7,358	$(369)	-5%

Investment income, net of investment expenses, decreased by $369,000 (5%) to $6,989,000 from $7,358,000 for the nine months ended September 30, 2010 as compared to the same period for 2009. The proceeds from the sale of approximately $17,288,000 of non-agency CMOs in 2009 and additional cash generated from operations have been reinvested generally in high quality investment grade fixed income securities with short maturity dates and lower yields. We shortened maturities to continue to focus on preservation of principal over yield during the current economic crisis.  In addition, interest rates on money market funds continue to remain at historically low levels. This rebalancing of our fixed income investment portfolio resulted in a corresponding decrease in investment income for the nine months ended September 30, 2010 as compared to the same period in 2009 even though our investment portfolio continues to grow.

Net Realized Capital Gains (Losses) and Other-Than-Temporary Impairments

Realized capital gains and losses data for the nine months ended September 30, 2010 and 2009 are included in the following table:

($ in thousands)	Nine Months ended September 30,
	2010	2009	Change	% Change
Gross realized gains	$729	$664	$65	10%
Gross realized (losses)	(203)	(1,016)	813	80%
Other -than-temporary impairment (losses)	(557)	(2,245)	1,688	75%
Net realized gains (losses) and OTTI	$(31)	$(2,597)	$2,566	99%

Net realized capital losses were $31,000 for the nine months ended September 30, 2010 as compared to net capital losses of $2,597,000 for the nine months ended September 30, 2009. Net realized losses decreased primarily as a result of lower OTTI losses incurred in our investments in non-agency CMOs of $452,000 for the nine months ended September 30, 2010 as compared to $1,892,000 for the same period in 2009. Gross realized losses decreased by $813,000 mainly due to our decision to lower our portfolio risk in non-agency CMOs through sales of approximately $16.6 million of these securities during the prior nine months ending September 30, 2009 incurring realized losses of $437,000 with no comparable losses during the nine months ended September 30, 2010.

Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses for the nine months ended September 30, 2010 and 2009 are included in the following table:

($ in thousands)	Nine Months ended September 30,
	2010	2009	Change	% Change
Losses and loss adjustment expenses:
Current accident year	$35,870	$33,699	$2,171	6%
Prior accident years	(19,827)	(14,360)	(5,467)	38%
Calendar year	$16,043	$19,339	$(3,296)	-17%

Loss and loss adjustment expenses for the nine months ended September 30, 2010 decreased by $3,296,000 (17%) to $16,043,000 from $19,339,000 for the nine months ended September 30, 2009. We increased the current accident year loss and loss adjustment expenses by $2,171,000 or 6% to $35,870,000 as compared to $33,699,000 for the 2009 period. This increase was based on continued growth in loss exposures of an additional 218 policyholders from 6,401 at September 30, 2009 to 6,619 at September 30, 2010 and our recent entry into new geographic markets with a shift to higher policy limits. In addition, our prior year’s positive claim development increased by $5,467,000 from $14,360,000 of favorable development for the nine months ended September 30, 2009 to $19,827,000 of favorable development for the current year nine month period. The favorable development experienced during these periods, is the result of better than expected trends in paid loss severity and a lower number of claims closed with indemnity payments than anticipated.

Other Underwriting Expenses and Net Change in Deferred Acquisition Costs

Other underwriting expenses and net change in deferred acquisition costs for the nine months ended September 30, 2010 and 2009 are included in the following table:

($ in thousands)	Nine Months ended September 30,
	2010	2009	Change	% Change
Salaries and related benefits	$2,232	$1,927	$305	16%
Incentive compensation	634	331	303	92%
Commission expense	3,081	3,409	(328)	-10%
Premium taxes	769	906	(137)	-15%
Professional fees	189	299	(110)	-37%
Other expenses	1,636	1,994	(358)	-18%
Total other underwriting expenses	8,541	8,866	(325)	-4%

Change in deferred acquisition costs	(91)	(248)	157	-63%
Total	$8,450	$8,618	$(168)	-2%

Other underwriting expenses decreased by $325,000 (4%) to $8,541,000 for the nine months ended September 30, 2010 from $8,866,000 for the nine months ended September 30, 2009. Other underwriting expenses consist primarily of salaries and related benefits, commissions to agents, premium taxes and other general underwriting expenses related to managing our Insurance Services segment. Salaries and related benefits increased $305,000 due to the addition of managerial personnel and merit pay increases. The increase in incentive compensation of $303,000 is related to the additional accrual for 2010. Commission expense to agents decreased by $328,000 for the nine months ended September 30, 2010 as compared to the prior year nine month period due to decreased premiums written. Premium taxes decreased $137,000 due to decreased premiums written and a refund for unused guaranty funds previously paid to the state of Texas. Professional fees decreased $110,000 due to less work performed for rate studies in 2010 as compared to 2009. Other expenses decreased based on reductions in various expense categories such as lower travel and entertainment, printing, office supplies and recruiting expenses. The net change in deferred acquisition costs, which is comprised of the change in deferred and amortized commissions paid to agents on new and renewal business and deferred and amortized premium taxes, increased for the nine months ended September 30, 2010 by $157,000 to $(91,000) from $(248,000) for the comparable period in 2009 due to the amortization of prior deferred expenses exceeding new costs capitalized.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2010 and 2009 are included in the following table:

($ in thousands)	Nine Months ended September 30,
	2010	2009	$ Change	% Change
Payroll and Benefits	$1,402	$1,265	$137	11%
Incentive Compensation	1,751	1,124	627	56%
Board Compensation and Fees	570	380	190	50%
Options and Other Compensation	66	62	4	6%
Legal and Professional Fees	1,186	331	855	258%
Interest and Dividends	620	265	355	134%
Other	319	361	(42)	-12%
Total General & Administrative Expenses	$5,914	$3,788	$2,127	56%

General and administrative expenses increased $2,127,000 (56%) for the nine months ended September 30, 2010 compared to the same period in 2009. Payroll and Benefits increased $137,000 (11%) due primarily to non-recurring healthcare benefit reimbursements for an officer of the Company. Incentive compensation expenses increased $627,000 (56%) and board compensation and fees increased $190,000 (50%), respectively, for the nine months ended September 30, 2010 compared to the same period in 2009 due to accruals for cash incentive compensation in lieu of deferred stock for 2010. Legal and professional fees increased $855,000 (258%) due to fees associated with the proposed merger with ProAssurance. Interest and dividends increased $355,000 (134%) due to the redemption of our redeemable preferred stock.

Liquidity and Capital Resources

The primary sources of our liquidity for the nine months ended September 30, 2010 were funds provided by insurance premiums collected, net investment income, recoveries from reinsurers and proceeds from the maturity and sale of invested assets. The primary uses of cash are losses from insurance claims, loss adjustment expenses, operating expenses, the acquisition of invested and fixed assets, reinsurance premiums, stock repurchases and dividends to shareholders.

Cash Flows. Our total cash and cash equivalents balance at September 30, 2010 was $15,330,000, a decrease of $2,947,000 (16%) in the current nine month period as net cash provided by operating activities was primarily utilized to increase our investment portfolio. Our cash flows provided by operating activities totaled $16,627,000 at September 30, 2010 on the strength of $15,630,000 in net income. Our Insurance Services segment generated the bulk of the cash received from operating activities, the result of increased premium receipts and decreased claims payouts. Our cash flows used in investing activities totaled $8,714,000 in the current nine month period primarily as a result of purchases of available-for-sale fixed maturity and equity securities in excess of proceeds from the sale of these securities. Cash used in financing activities totaled $10,860,000 for the nine months ended September 30, 2010 primarily as a result of a cash dividend to shareholders, the redemption of all issued and outstanding shares of our redeemable preferred stock and repurchases of our common stock under our share repurchase program. For details of the amounts described above, refer to the Consolidated Statements of Cash Flows of this Form 10-Q.

Historically, we have maintained a strong liquidity position and, as a result, we have been able to satisfy our operational and capital expenditure requirements with cash generated from our operating and investing activities. These same sources of funds have also allowed us to pursue investment and expansion opportunities consistent with our growth plans. Although there can be no assurance our operating activities will provide positive cash flow in the future, we are optimistic that our working capital requirements will be met for the foreseeable future because our current cash position is very strong, with a balance of approximately $15,330,000, and a large portion of our approximate $253,537,000 investment portfolio is in short-term, highly liquid bonds and other fixed income securities.

Capital Expenditures. In April 2007 we entered into a contract with a vendor to provide us with and implement an integrated policy and claims administration system. The total capitalized expenditures for the project are anticipated to be approximately $2,500,000. Our capital expenditures for the nine months ended September 30, 2010 were $177,000 of which $120,000 were related to this software installation. We have capitalized a total of $1,893,000 since the inception of this project through September 30, 2010. We expect to incur additional capitalized expenditures of approximately $498,000 for the remainder of this project, which are expected to be funded from cash on hand over the remainder of 2010.

Restrictions on Dividends by API. In addition to restrictions on dividends and distributions applicable to all Texas stock insurance companies, for so long as any redeemable preferred stock is outstanding, the Texas Department of Insurance prohibits API from paying dividends to us in any calendar year unless and until we have complied with our redemption and dividend payment obligations to the holders of our redeemable preferred stock for that year. Our agreement with the Texas Department of Insurance also provides that, until all of the redeemable preferred stock has been fully redeemed and all dividends have paid, API will not make aggregate annual dividends to us with respect to API’s capital stock in excess of the lesser of 10% of API’s prior year-end policyholder statutory surplus or API’s prior year statutory net income, and in no event may such distributions exceed API’s statutory earned surplus. Accordingly our subsidiaries may not be able to pay funds to us and, even if paid such funds may not be sufficient to enable us to meet our obligations. The dividend restriction for 2008 and 2009, based on 10% of API’s prior year ended statutory surplus, was $7,717,000 and $8,804,000, respectively, and for those respective years dividends paid to us were $7,377,000 and $8,804,000. On September 24, 2010, we redeemed all issued and outstanding shares of our redeemable preferred stock and as such we have requested that the TDI remove these restrictions and believe TDI will grant the request.  For 2010, the anticipated annual dividend restriction is $10,324,000, based on 10% of 2009 year-end statutory surplus, and, through the date of the redemption, $9,324,000 of dividends were paid to us.

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

Cash and cash equivalents and invested assets totaled $268,867,000 and $259,338,000 at September 30, 2010 and December 31, 2009, respectively. Cash and cash equivalents and invested assets represent 87% and 86% of our total assets for the same respective periods. We believe that a majority of our short-term and fixed maturity securities are readily marketable, and that our invested assets have scheduled maturities in line with our projected cash needs.

Reinsurance recoverables decreased by $2,481,000 (28%) to $6,416,000 at September 30, 2010 from $8,897,000 primarily as a result of increased retention levels in our 2009 and 2010 reinsurance contracts as discussed in Note 7 to the consolidated financial statements included herein.

In addition to an adjustment to premiums ceded, estimates of ultimate reinsurance ceded premium amounts compared to the amounts paid on a provisional basis give rise to a balance sheet asset classified as “Other Amounts Receivable Under Reinsurance Contracts” or a balance sheet liability classified as “Funds Held Under Reinsurance Treaties.” Furthermore, each retrospective treaty requires a 24 or 36 month holding period before any premium adjustments or cash can be returned or paid. The ultimate settlement amount is not determined until all losses have been settled under the respective treaties. As of September 30, 2010, we have recorded a balance sheet liability, “Funds Held Under Reinsurance Treaties” of $2,410,000, which represent the differences between the estimates of ultimate reinsurance premiums ceded amounts for the 2002 through 2008 treaty years as compared to the amounts paid on a provisional basis.

Federal income tax receivable increased $3,555,000 to $4,178,000 at September 30, 2010 from $623,000 at December 31, 2009. The increase reflects payments for 2010 taxes in excess of our current accrued tax liability, and amounts receivable for a bad debt deduction related to credit impairments on certain non-agency CMOs.

Deferred tax assets decreased $2,898,000 (48%) to $3,117,000 at September 30, 2010 from $6,015,000 at December 31, 2009 primarily due to an increase in the tax effect of net unrealized gains in our investment portfolio. The change in unrealized gains, net of losses was primarily due to improvements in market conditions.

Trade payables increased $2,022,000 (2,151%) to $2,116,000 at September 30, 2010 from $94,000 at December 31, 2009 primarily due to the purchase of available-for-sale securities at the end of August but which did not settle until early October 2010.

Accrued expenses and other liabilities decreased $1,116,000 (18%) to $5,255,000 at September 30, 2010 from $6,371,000 at December 31, 2009, as a result of a decrease in the amount of advance premiums received during the September quarter as compared to the December quarter. January is normally a much larger month for renewals as compared to October, therefore resulting in a lower amount of advance premium receipts in September.

Adoption of Recent Accounting Pronouncements

The effects of new accounting pronouncements are described in Note 2 to the unaudited consolidated financial statements included elsewhere in this report. Such information is incorporated herein by reference.

Off Balance Sheet Arrangements

There were no off-balance sheet arrangements as of September 30, 2010.

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

We invest our assets primarily in fixed maturity securities, which as of September 30, 2010 and December 31, 2009 comprised approximately 90% and 87%, respectively, of total investments, including unrestricted cash balances, at market value. As of September 30, 2010 and December 31, 2009, the fair value of investments in fixed maturity securities was $241,112,000 and $226,583,000, respectively. The increase in fixed income maturities is primarily the result of the purchase of additional fixed maturity securities through cash received from operations. Our intent is to continue to focus on preservation of principal over yield during the current economic crisis.

The fixed income maturities consist predominately of investment grade U.S. government agency and non-agency CMOs and U.S. government agency mortgage-backed bonds for the purpose of generating ample cash flow to meet claim funding requirements while maintaining a reasonable investment yield.

We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade quality in the fixed income securities we purchase. At September 30, 2010 and at December 31, 2009, substantially all of our fixed income portfolio consisted of investment grade securities. We believe that this concentration of investment grade securities limits our exposure to credit risk on our fixed income investments. The financial environment globally and in the United States has recently experienced significant volatility. While we experienced recent increases in the fair market value of our investment portfolio, our investment holdings have been affected by these current poor economic conditions and recent changes in the financial and credit markets, and we rely on the investment income produced by our investment portfolio to contribute to our profitability. Future changes in interest rates and credit quality caused by a continued market downturn will likely result in fluctuations in the income derived from, the valuation of, and in the case of declines in credit quality, payment defaults on, our fixed maturities securities, which could have a material adverse affect on our financial condition, liquidity or results of operations.

Our investment portfolio is also subject to credit and cash flow risk, including risks associated with our investments in mortgage-backed securities. Because our investment portfolio is the largest component of our consolidated balance sheet, further deterioration of the economy and the financial and credit markets could result in additional other-than-temporary-impairments (“OTTI”) that could be material to our financial condition and operating results. For examples, such economic changes could arise from overall changes in the financial markets or specific changes to industries, companies or municipalities in which we maintain our investment holdings. Also, in periods of market illiquidity and instability such as the current financial crisis, the fair value of our investments is more difficult to estimate, could result in assessments of fair value greater or less than amounts received in actual transactions and may have unforeseen consequences that we are currently unable to predict. Volatile or illiquid markets increase the likelihood that such assumptions may not behave in historically predictable manners, resulting in fair value estimates that are overstated compared with actual amounts that could be realized upon disposition or maturity of the security. For additional discussion of our fixed maturities securities including our non-agency collateralized mortgage obligations (“CMOs”) and related OTTI as well as our fair value measurements, see Notes 3 and 5 to our unaudited consolidated financial statements included herein.

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

Equity securities comprised approximately 4% and 5% of total investments, including unrestricted cash, at market value as of September 30, 2010 and December 31, 2009, respectively. As of September 30, 2010 and December 31, 2009, the fair value of investments in equity securities was $10,835,000 and $12,944,000, respectively.

Equity securities are subject to equity price risk, which is defined as the potential for loss in market value due to a decline in equity prices. The value of common stock equity investments is dependent upon the general conditions in the securities markets and the business and financial performance of the individual companies in the portfolio. Values are typically based on future economic prospects as perceived by investors in the equity markets. We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that such declines in the fair value of such assets below our accounting basis are other-than-temporary. We recorded $105,000 in write-downs on equity securities for the nine months ended September 30, 2010 as a result of these equities having OTTI.

The remainder of the investment portfolio consists of cash, money market funds and highly liquid short-term investments.

As mentioned above, our invested assets are subject to interest rate risk and equity price risk. The following table presents the effect as of September 30, 2010 on current estimated fair values of the fixed maturity securities available-for-sale and equity securities assuming a 100-basis point (1%) increase in market interest rates and a 10% decline in equity prices.

	Carrying Value	Estimated Fair Value at Current Market Rates/Prices	Estimated Fair Value at Adjusted Market Rates/Prices (1)
		(in thousands)
Interest rate risk:
Fixed maturities available-for-sale	$241,112	$241,112	$234,602
Equity price risk:
Equity securities	$10,835	$10,835	$9,752

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

We are also subject to credit risk with respect to our reinsurers. Although our reinsurers are liable to us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have reinsured. As a result, reinsurance agreements do not limit our ultimate obligations to pay claims to policyholders and we may not recover claims made to our reinsurers. The ultimate effects of the recent market volatility, credit crises, and overall economic downturn may have unforeseen consequences on the credit quality, liquidity and financial stability of the reinsurers with which we do business. As recent market experience indicates, such deteriorations in financial condition can occur rapidly, leaving us unable to react to such a scenario in a prudent manner consistent with orderly markets. This in turn could adversely affect our financial condition, liquidity or results of operations. For additional discussion of our reinsurers and related reinsurance recoverable, see Note 7 to the unaudited consolidated financial statements included herein.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2010.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are involved in various claims, legal actions and regulatory inquiries that have arisen out of the conduct of our business. See a further discussion of litigation matters in Note 11 of the Notes to our unaudited Consolidated Financial Statements contained herein.

ITEM 1A.  RISK FACTORS

On August 31, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ProAssurance Corporation (“ProAssurance”) and CA Bridge Corporation, a wholly-owned subsidiary of ProAssurance (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”) and the Company will survive as a wholly-owned subsidiary of ProAssurance. As a result of the proposed Merger, there are a number of factors, many beyond our control, which may cause results to differ significantly from our expectations. You should consider carefully these risks together with all of the other information included in this report and the documents that we have incorporated by reference, and the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the period ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in this report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could have a material adverse effect on our business, financial condition and results of operations.

There may be significant delays in the expected completion of the Merger, or the Merger may not close at all.

The completion of the proposed Merger with ProAssurance is subject to customary conditions, including, without limitation, regulatory and APS shareholder approval of the Merger.  Required governmental approvals of the Merger, including approval by the Texas Department of Insurance, may not be obtained, or adverse regulatory conditions may be imposed in connection with governmental approvals of the Merger.  Further, our shareholders may fail to approve the Merger.  In addition, developments in or the outcome of any legal proceedings instituted against us and others in connection with the proposed Merger could delay the expected completion of the Merger.  It is possible that factors outside of our control could require the parties to complete the proposed Merger at a later time or not to complete it at all. There is no assurance that all of the various conditions to closing will be satisfied so that the Merger closes.

There are significant costs, fees, expenses and charges related to the Merger, and failure to complete the Merger could result in the incurrence of additional costs, which could have a material adverse effect on our business, financial condition and results of operations.

If the proposed Merger is not completed for any reason, we will still be obligated to pay the expenses incurred in connection with the Merger, including the fees and expenses of our legal advisors, financial advisors and proxy solicitor, and printing fees and expenses.  Also, if the Merger Agreement is terminated under certain circumstances, we could have to pay an $8,500,000 termination fee to ProAssurance.  Further, if the Merger is not completed, the trading price of our common stock may decline, to the extent that the current market prices reflect a market assumption that the Merger will be completed.  Also, Company management may be focused on completing the Merger instead of pursuing other opportunities that could have been beneficial to the Company or focusing on the day-to-day management of the Company.  Any of these events could have a negative impact on the Company’s results of operations and financial condition and could adversely affect the price of its common stock.

Business uncertainty and contractual restrictions that exist during the pendency of the Merger could have a material adverse effect on our business, financial condition and results of operations.

The effect of the announcement of the Merger on our customer relationships, operating results and business generally is uncertain.  Our businesses and operations may be harmed to the extent that third parties, such as customers, brokers and agents, do not support the Merger, believe that the level of service they expect from us could change as a result of the Merger, are uncertain about the future direction or strategy of the Company or are uncertain about the future of management or employees at the Company with whom they have relationships.  Any of these uncertainties could have a negative impact on the Company’s results of operations and financial condition and could adversely affect the price of its common stock.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable.

(c)  Stock Repurchases for the three months ended September 30, 2010:

Period	Total Number of shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May yet be Purchased under the Plans or Programs (2)
July 2010	-	$-	-	$5,539,000
August 2010	-	$-	-	$5,539,000
September 2010	-	$-	-	$5,539,000

(1)

No shares were purchased during the quarter.

(2)

Our original $2,000,000 stock repurchase program was announced August 17, 2004 and was increased on seven subsequent occasions, most recently increased by $5,000,000 on June 3, 2010. As of September 30, 2010, we had a maximum dollar value of $5,539,000 remaining for the future purchase of shares under the stock repurchase program.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6.  EXHIBITS

2.1

Agreement and Plan of Merger by and among ProAssurance Corporation, CA Bridge Corporation and American Physicians Service Group, Inc., dated August 31, 2010 (1)

31.1

Section 302 Certification of Chief Executive Officer (2)

31.2

Section 302 Certification of Chief Financial Officer (2)

32.1

Section 906 Certification of Chief Executive Officer (2)

32.2

Section 906 Certification of Chief Financial Officer (2)

99.1

Investment Holdings Listing as of September 30, 2010 (2)

____________

(*)

Denotes Executive Compensation plans and arrangements.

(1)

Filed as an Exhibit to the Current Report on Form 8-K of the Company dated September 1, 2010 and incorporated herein by reference.

(2)

Filed herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Physicians Service Group, Inc.

Date: November 3, 2010	/s/ Marc J. Zimmermann
Marc J. Zimmermann, Chief Financial Officer